Form 10-K/A
period 1998-12-31
LAMAR ADVERTISING CO/NEW
filed 1999-08-05
CIK 1090425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A


[ ] Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from              to
                               ------------    ----------------

Commission file number 1-12407


                           LAMAR ADVERTISING COMPANY
             (Exact name of registrant as specified in its charter)


               DELAWARE                                         72-1205791
(State or other jurisdiction) of incorporation               (I.R.S. Employer
           or organization)                                 Identification No.)

   5551 CORPORATE BLVD., BATON ROUGE, LA                          70808
 (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code (225) 926-1000

Securities registered pursuant to Section 12(b) of the Act: Senior Subordinated Notes due 2006

Name of Exchange on which registered: New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (___)

The aggregate market value of the voting stock held by non-affiliates of the registrant of the registrant as of March 15, 1999: $1,529,483,247

The number of shares outstanding of the registrant's Class A Common Stock outstanding as of March 15, 1999: 43,510,884

The number of shares outstanding of the registrant's Class B Common Stock outstanding as of March 15, 1999: 17,699,997

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders that was held on May 27, 1999 (the "Proxy Statement") were incorporated by reference into Part III of the Registrant's Form 10-K for the fiscal year ended December 31, 1998.

This Annual Report on Form 10-K/A constitutes Amendment No. 1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1998. Items 8, 13 and 14 are hereby amended and restated as follows:

                                    PART II

ITEM 8.           FINANCIAL STATEMENTS (following on next page)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES


Independent Auditors' Report............................................................................................4

Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997 ............................................5-6

Consolidated Statements of Operations for the years ended December 31, 1998 and
     1997, the two months ended December 31, 1996, and the year ended
     October 31, 1996 ..................................................................................................7

Consolidated Statements of Comprehensive Income for the years ended December
     31, 1998 and 1997, the two months ended December 31, 1996, and the year ended
     October 31, 1996 ..................................................................................................8

Consolidated Statements of Stockholders' Equity for the year ended October 31,
     1996, the two months ended December 31, 1996 and the years ended
     December 31, 1997 and 1998......................................................................................9-10

Consolidated Statements of Cash Flows for the years December 31, 1998 and 1997, the two months ended December 31, 1996, and the year ended
     October 31, 1996 .................................................................................................11

Notes to Consolidated Financial Statements ............................................................................12

                          Independent Auditors' Report


Board of Directors
Lamar Advertising Company:

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 1998, and December 31, 1997, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997, the two months ended December 31, 1996, and the year ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, the two months ended December 31, 1996, and the year ended October 31, 1996, in conformity with generally accepted accounting principles.

                                              KPMG LLP


New Orleans, Louisiana
February 5, 1999

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                    December 31, 1998 and December 31, 1997


                                  Assets                                       1998                      1997
                                  ------                                       ----                      ----

Current assets:
  Cash and cash equivalents                                                   $128,597                     7,246
  Receivables:
   Trade accounts, less allowance for doubtful
    accounts of $2,722 in 1998 and $1,311 in 1997                               39,681                    29,854
   Affiliates, related parties and employees                                       378                       788
   Other                                                                           321                     1,284
                                                                            ----------                 ---------
                                                                                40,380                    31,926


  Prepaid expenses                                                              12,346                     9,112
  Other current assets                                                           1,736                     1,136
                                                                            ----------                 ---------
          Total current assets                                                 183,059                    49,420
                                                                            ----------                 ---------

Property, plant and equipment (note 5)                                         661,324                   429,615
  Less accumulated depreciation and amortization                              (153,972)                 (113,477)
                                                                            ----------                 ---------
                                                                               507,352                   316,138
                                                                            ----------                 ---------

Intangible assets (note 6)                                                     705,934                   278,923
Investment securities (note 1)                                                     --                        679
Receivables-noncurrent                                                           1,972                     1,625
Other assets                                                                    15,060                     4,551
                                                                            ----------                  --------
          Total assets                                                      $1,413,377                   651,336
                                                                            ==========                  ========



                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued
                (In thousands, except share and per share data)


                                                                                December 31,            December 31,
                     Liabilities and Stockholders' Equity                           1998                    1997
                     ------------------------------------                           ----                    ----

Current liabilities:
  Trade accounts payable                                                        $     4,258                   3,308
  Current maturities of long-term debt (note 9)                                      49,079                   5,109
  Accrued expenses (note 8)                                                          25,912                  14,804
  Deferred income                                                                     9,589                   7,537
                                                                                -----------             -----------
          Total current liabilities                                                  88,838                  30,758

Long-term debt (note 9)                                                             827,453                 534,091
Deferred income taxes (note 10)                                                      25,613                  14,687
Deferred income                                                                       1,293                     837
Other liabilities                                                                     3,401                   2,250
                                                                                -----------             -----------
                                                                                    946,598                 582,623
                                                                                -----------             -----------

Stockholders' equity (note 12):
  Class A preferred stock, par value $638, $63.80
   cumulative dividends, 10,000 shares authorized,
   5,719 shares issued and outstanding                                                3,649                   3,649
  Class A common stock, par value $.001, 75,000,000
   shares authorized, 43,392,876 and 28,453,805
   shares issued and outstanding at 1998 and 1997,
   respectively                                                                          43                      28
  Class B common stock, par value $.001, 37,500,000
   shares authorized, 17,699,997 and 18,762,909
   shares issued and outstanding at 1998 and 1997,
   respectively                                                                          18                      19
  Additional paid-in capital                                                        505,644                  95,691
  Accumulated deficit                                                               (42,575)                (30,320)
  Unrealized loss on investment securities                                              --                     (354)
                                                                                -----------             -----------
          Stockholders' equity                                                      466,779                  68,713
                                                                                -----------             -----------

          Total liabilities and stockholders'
           equity                                                               $ 1,413,377                 651,336
                                                                                ===========             ===========


          See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
                (In thousands, except share and per share data)

                    Years ended December 31, 1998 and 1997,
                   the two months ended December 31, 1996 and
                        the year ended October 31, 1996



                                                     Year Ended       Year Ended   Two Months Ended    Year Ended
                                                    December 31,     December 31,    December 31,     October 31,
                                                       1998             1997            1996             1996
                                                       ----             ----            ----             ----


Net revenues                                           288,588          201,062           23,262          120,602
                                                   -----------      -----------      -----------      -----------

Operating expenses:
  Direct advertising expenses                           92,849           63,390            7,975           41,184
  General and administrative expenses                   60,935           45,368            5,034           29,466
  Depreciation and amortization                         88,572           48,037            3,928           16,470
                                                   -----------      -----------      -----------      -----------
                                                       242,356          156,795           16,937           87,120
                                                   -----------      -----------      -----------      -----------
          Operating income                              46,232           44,267            6,325           33,482
                                                   -----------      -----------      -----------      -----------
Other expense (income):
  Interest income                                         (762)          (1,723)            (243)            (240)
  Interest expense                                      60,008           38,230            3,803           15,441
  Loss (gain) on disposition of assets                  (1,152)             (15)              76               91
  Other expenses                                           219              280               30              242
                                                   -----------      -----------      -----------      -----------
                                                        58,313           36,772            3,666           15,534
                                                   -----------      -----------      -----------      -----------
          Earnings (loss) before income taxes
           and extraordinary item                      (12,081)           7,495            2,659           17,948

Income tax expense (benefit) (note 10)                    (191)           4,654            1,199            7,099
                                                   -----------      -----------      -----------      -----------
Earnings (loss) before extraordinary item              (11,890)           2,841            1,460           10,849

Extraordinary item-Loss on debt extinguishment
 net of income tax benefit of $5,660                        --               --            9,514               --
                                                   -----------      -----------      -----------      -----------

          Net earnings (loss)                          (11,890)           2,841           (8,054)          10,849

Preferred stock dividends                                 (365)            (365)             (61)            (365)
                                                   -----------      -----------      -----------      -----------
Net earnings (loss) applicable to common stock         (12,255)           2,476           (8,115)          10,484
                                                   ===========      ===========      ===========      ===========

Earnings (loss) before extraordinary item per
 common share (basic and diluted)                         (.24)             .05              .03              .25
                                                   ===========      ===========      ===========      ===========

Extraordinary item                                          --               --             (.21)              --
                                                   ===========      ===========      ===========      ===========
Net earnings (loss) per common share (basic
 and diluted)                                             (.24)             .05             (.18)             .25
                                                   ===========      ===========      ===========      ===========

Weighted average common shares outstanding          51,361,522       47,037,497       45,520,784       41,134,476
Incremental common shares from dilutive
 stock options                                              --          363,483               --          114,057
                                                   ===========      ===========      ===========      ===========
Weighted average common shares assuming
 dilution                                           51,361,522       47,400,980       45,520,784       41,248,533
                                                   ===========      ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES

                Consolidated Statements of Comprehensive Income
                                 (In Thousands)

                    Years ended December 31, 1998 and 1997,
                   the two months ended December 31, 1996 and
                        the year ended October 31, 1996


                                                     Year Ended       Year Ended   Two Months Ended    Year Ended
                                                    December 31,     December 31,    December 31,     October 31,
                                                       1998             1997            1996             1996
                                                       ----             ----            ----             ----


Net earnings (loss) applicable
   to common stock                                 $  (12,255)      $  2,476          $ (8,115)      $ 10,484

Other comprehensive income
   change in unrealized gain
   (loss) on investment
   securities (net of deferred
   tax expense (benefit) of
   $217, $(596), $(801), $1180
   for the years ended December
   31, 1998, and 1997, two
   months ended December 31,
   1996, and the year ended
   October 31, 1996)                                      354           (974)           (1,364)         1,984
                                                     --------       --------          --------      ---------

Comprehensive income (loss)                           (11,901)         1,502            (9,479)        12,468
                                                     ========       ========          ========      =========

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                (In thousands, except share and per share data)

                        Year ended October 31, 1996, the
                       two months ended December 31, 1996
                              and the years ended
                    December 31, 1997 and December 31, 1998

                                                                                                   Unrealized
                                    Class A     Class A       Class B     Additional              Gain (Loss)
                                   Preferred    Common        Common       Paid-in   Accumulated  On Investment
                                     Stock       Stock         Stock       Capital     Deficit      Securities     Total
                                     -----       -----         -----       -------     -------      ----------     -----
Balance, October 31, 1995                 --          16           17           --      (28,187)          --      (28,154)
 Conversion of 6,682,169 shares
  of common stock to 5,719.49
  shares of preferred stock            3,649          (2)          (2)          --       (3,645)          --           --
Redemption of 5,427,305 shares
  of common stock                         --          (4)          --           --       (2,958)          --       (2,962)
Issuance of 6,441,062 shares
  of common stock                         --           4           --       62,745           --           --       62,749
Conversion of 765,225 shares
  of Class B common stock
  to Class A common stock                 --           1           (1)          --           --           --           --
Additional consideration for
  redemption of common stock              --          --           --      (25,000)          --           --      (25,000)
Exercise of stock options                 --          --           --          315           --           --          315
Unrealized gain on investment
  securities, net of deferred
  taxes of $1,180                         --          --           --           --           --        1,984        1,984
Net earnings                              --          --           --           --       10,849           --       10,849
Dividends ($.006 per common
  share and $63.80 per
  preferred share)                        --          --           --           --         (740)          --         (740)
                                     -------     -------      -------      -------      -------      -------      -------

Balance, October 31, 1996              3,649          15           14       38,060      (24,681)       1,984       19,041
 Issuance of 3,795,000 shares
 of common stock                          --           3           --       54,168           --           --       54,171
 Exercise of stock options                --          --           --           30           --           --           30
 Net loss                                 --          --           --           --       (8,054)          --       (8,054)
 Dividends (10.63 per preferred
  share)                                  --          --           --           --          (61)          --          (61)
 Unrealized loss on investment
  securities, net of deferred
  taxes of $801                           --          --           --           --           --       (1,364)      (1,364)
                                     -------     -------      -------      -------      -------      -------      -------

Balance, December 31, 1996             3,649          18           14       92,258      (32,796)         620       63,763
 Exercise of stock options                --          --           --        3,448           --           --        3,448
 Conversion of 1,811,552 shares
  of Class B common stock
  to Class A common stock                 --           1           (1)          --           --           --           --
 Net earnings                             --          --           --           --        2,841           --        2,841
 Dividends ($63.80 per preferred
  share)                                  --          --           --           --         (365)          --         (365)
 Unrealized loss on investment
  securities, net of deferred
  taxes of $596                           --          --           --           --           --         (974)        (974)
 Three-for-two stock split
  (Note 12)                               --           9            6          (15)          --           --           --
                                     -------     -------      -------      -------      -------      -------      -------

Balance, December 31, 1997           $ 3,649          28           19       95,691      (30,320)        (354)      68,713
                                     -------     -------      -------      -------      -------      -------      -------


                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                (In thousands, except share and per share data)

                        Year ended October 31, 1996, the
                       two months ended December 31, 1996
                              and the years ended
                    December 31, 1997 and December 31, 1998




Balance, December 31, 1997             $  3,649           28           19        95,691      (30,320)         (354)       68,713
 Issuance of 13,338,005 shares
  of common stock                            --           13           --       399,288           --            --       399,301
 Exercise of stock options                   --            1           --        10,665           --            --        10,666
 Conversion of 1,062,912 shares of
  Class B common stock to
  Class A common stock                       --            1           (1)           --           --            --            --
 Net loss                                    --           --           --            --      (11,890)           --       (11,890)
 Dividends (63.80 per preferred
  share)                                     --           --           --            --         (365)           --          (365)
 Realized loss on investment
  securities, net of tax                     --           --           --            --           --           354           354
                                       --------     --------     --------      --------     --------      --------      --------

 Balance December 31, 1998             $  3,649           43           18       505,644      (42,575)          -0-       466,779
                                       ========     ========     ========      ========     ========      ========      ========

See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                  Years ended December 31, 1998 and 1997, the
                   two months ended December 31, 1996 and the
                          year ended October 31, 1996



                                                         Year Ended        Year Ended    Two Months Ended    Year Ended
                                                        December 31,       December 31,    December 31,      October 31,
                                                             1998              1997            1996             1996
                                                             ----              ----            ----             ----
Cash flows from operating activities:
  Net earnings (loss)                                      (11,890)           2,841           (8,054)          10,849
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
   Depreciation and amortization                            88,572           48,037            3,928           16,470
   Loss (gain) on disposition of assets                     (1,152)             (15)              76               91
   Loss on debt extinguishment, net of tax                      --               --            9,514               --
   Deferred tax expense (benefit)                           (7,537)          (2,839)           1,055            2,308
   Provision for doubtful accounts                           2,883            2,098              256              580
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     Receivables                                            (2,464)          (7,646)          (4,524)          (2,677)
     Prepaid expenses                                         (521)            (367)             (28)               9
     Other assets                                           (1,929)              29             (180)            (594)
   Increase (decrease) in:
     Trade accounts payable                                    250           (1,951)             249              828
     Accrued expenses                                        4,326            6,063           (3,121)           1,302
     Deferred income                                         2,132             (425)             (38)           2,690
     Other liabilities                                        (172)             (42)              18              637
                                                          --------         --------         --------         --------
        Net cash provided by (used in)
         operating activities                               72,498           45,783             (849)          32,493
                                                          --------         --------         --------         --------

Cash flows from investing activities:
  Capital expenditures                                     (55,196)         (36,654)          (4,877)         (25,944)
  Purchase of new markets                                 (485,514)        (386,842)        (108,746)         (23,029)
  Proceeds from sale of property and equipment               5,493           53,268              225              849
                                                          --------         --------         --------         --------
        Net cash used in investing activities             (535,217)        (370,228)        (113,398)         (48,124)
                                                          --------         --------         --------         --------

Cash flows from financing activities:
  Net proceeds from issuance of common stock               402,629            2,403           54,927           63,064
  Proceeds from issuance of long-term debt                      70          193,926          247,813            5,000
  Principal payments on long-term debt                      (6,229)              --         (110,143)              --
  Debt issuance costs                                       (3,035)              --               --               --
  Net borrowing (payments) under credit agreements         191,000           54,720           (5,773)         (41,187)
  Redemption of common stock                                    --               --               --           (7,962)
  Dividends                                                   (365)            (365)              --             (740)
                                                          --------         --------         --------         --------
       Net cash provided by financing activities           584,070          250,684          186,824           18,175
                                                          --------         --------         --------         --------

       Net increase (decrease) in cash and
        cash equivalents                                   121,351          (73,761)          72,577            2,544

       Cash and cash equivalents at beginning
        of period                                            7,246           81,007            8,430            5,886
                                                          --------         --------         --------         --------

       Cash and cash equivalents at end of period          128,597            7,246           81,007            8,430
                                                          ========         ========         ========         ========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                    56,960           33,284            6,573           15,659
                                                          ========         ========         ========         ========

  Cash paid for income taxes                                 1,107            8,792               15            3,756
                                                          ========         ========         ========         ========

See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)
                  December 31, 1998, 1997 and October 31, 1996

(1)      Significant Accounting Policies

         (a) Nature of Business Lamar Advertising Company ("LAC" or the "Company") is engaged in the outdoor advertising business operating approximately 71,900 outdoor advertising displays in 36 states. The Company's operating strategy is to be the leading provider of outdoor advertising services in most of the markets it serves, with a historical emphasis on providing a full range of outdoor advertising services in middle markets with a population ranking between 50 and 250 in the United States.

                  In addition, the Company operates a logo sign business in 18 states throughout the United States and in 1 province of Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company's logo sign business are tourism signing contracts. Revenues of the logo sign business contributed approximately 8%, 10% and 10% of the Company's net revenues for the years ended December 31, 1998, 1997 and October 31, 1996, respectively.

         (b)      Principles of Consolidation

                  The accompanying consolidated financial statements include Lamar Advertising Company, its wholly-owned subsidiary, The Lamar Corporation (TLC), and their majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

         (c)      Property, Plant and Equipment

                  Property, plant and equipment are stated at cost. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets.

         (d)      Intangible Assets

                  Intangible assets, consisting primarily of goodwill, customer lists and contracts, and non-competition agreements are amortized using the straight-line method over the assets estimated useful lives, generally from 5 to 15 years. Debt issuance costs are deferred and amortized over the terms of the related credit facilities using the interest method.

         (e)      Investment Securities

                  Investment securities at December 31, 1997 consisted of the Company's investment in approximately 340,000 shares of common stock of Wireless One, Inc., a publicly-held company in the wireless cable business. The former Chief Executive Officer of Wireless One, Inc. is an employee and principal shareholder of the Company and has been nominated for election as a director of the Company at the 1999 Annual Meeting.

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)


                  The Wireless One, Inc. shares were classified as available-for-sale at December 31, 1997 and were carried at fair value with the unrealized gain or loss, net of the related tax effect, reported as a separate component of stockholders' equity. These shares were sold in May, 1998, resulting in a realized loss of $875. The cost of the Wireless One, Inc. shares owned by the Company was $1,250, and the market value was $679 at December 31, 1997.

         (f) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

                  The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards
                  (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         (g)      Deferred Income

                  Deferred income consists principally of advertising revenue received in advance and gains resulting from the sale of certain assets to related parties. Deferred advertising revenue is recognized in income as services are provided over the term of the contract. Deferred gains are recognized in income in the consolidated financial statements at the time the assets are sold to an unrelated party or otherwise disposed of.

         (h)      Revenue Recognition

                  The Company recognizes revenue from outdoor and logo sign advertising contracts, net of agency commissions, on an accrual basis ratably over the term of the contracts, as advertising services are provided.

         (i)      Income Taxes

                  The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

         (j)      Earnings Per Share

                  Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options.

         (k)      Stock Option Plan

                  The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         (l)      Cash and Cash Equivalents

                  The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

         (m)      Reclassification of Prior Year Amounts

                  Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net earnings.

         (n)      Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)      Change in Fiscal Year End

         Effective January 1, 1997, the Company changed its fiscal year from a twelve-month period ending October 31 to a twelve-month period ending December 31. The year end change was made to conform to the predominant year ends within the


                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

         outdoor advertising industry. The consolidated statements of operations, stockholders' equity and cash flows are presented for the twelve months ended December 31, 1998, December 31, 1997, the two months ended December 31, 1996 and for the twelve-months ended October 31, 1996.

(3)      Acquisitions

         Year Ended October 31, 1996
         During the year ended October 31, 1996, the Company completed twelve acquisitions of outdoor advertising businesses, none of which were individually significant, for an aggregate purchase price of $24,010. Each purchase was accounted for under the purchase method of accounting, and, accordingly, the accompanying financial statements include the results of operations of each acquired entity from the date of acquisition. The Company recorded an aggregate of approximately $6,100 of intangible assets as a result of these acquisitions. Proforma net revenues, assuming these acquisitions had occurred on November 1, 1995, would have been approximately $123,000. The effect on net earnings and net earnings per share would not have been material.

         Fourteen months ended December 31, 1997
         Effective November 1, 1996, the Company acquired all of the outstanding capital stock of FKM Advertising, Co., Inc. for a cash purchase price of approximately $40,000, and on December 10, 1996, the Company purchased substantially all of the assets of Outdoor East, L.P. for a total cash purchase price of approximately $60,500.

         Effective April 1, 1997, the Company acquired all of the outstanding capital stock of Penn Advertising, Inc. for a cash purchase price of approximately $167,000. The Company subsequently sold approximately 16% of the outdoor displays acquired to Universal Outdoor, Inc. for a cash purchase price of $46,500.

         On June 3, 1997, the Company purchased substantially all of the assets of Headrick Outdoor, Inc. for a cash purchase price of approximately $76,600. Simultaneous with the acquisition, the Company sold approximately 9% of the outdoor displays acquired for a total purchase price of $6,000.

         On August 15, 1997, the Company purchased from Outdoor Systems, Inc. ("OSI") for a cash purchase price of approximately $116,000 (excluding approximately $2,000 in capitalized costs), certain outdoor advertising assets that OSI had acquired from National Advertising Company, a division of Minnesota Mining and Manufacturing Company.

         During the year ended December 31, 1997, the Company completed 22 additional acquisitions of outdoor advertising assets, none of which were individually significant, for an aggregate cash purchase price of approximately $21,000.


                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

Each of these acquisitions were accounted for under the purchase method of accounting, and, accordingly, the accompanying financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition. The following is a summary of the allocation of the acquisition costs in the above transactions.


                                            Property
                               Current       Plant &                 Customer     Other          Current      Long-term
                                Assets      Equipment   Goodwill      Lists       Assets       Liabilities   Liabilities
                                ------       -------     -------      ------      ------         -------       --------
FKM                                732        12,536      23,636       3,554         632             (83)        (1,007)
Outdoor East                     1,579        35,431      16,148       7,958       1,069            (153)          (804)
Penn Advertising, Inc.           4,645        47,745      72,435      17,752       1,448          (1,144)       (22,208)
Headrick Outdoor, Inc.             825        46,553       1,640      11,494      11,091              --             --
Outdoor Systems, Inc.            6,243        27,091      63,148      23,611          --          (2,640)             --
Other                              370        17,106       5,132       2,787         591            (132)        (5,127)
                                ------       -------     -------      ------      ------         -------       --------

                                14,394       186,462     182,139      67,156      14,831          (4,152)       (29,146)
                                ======       =======     =======      ======      ======         =======       ========


The following unaudited financial information for the Company gives effect to the acquisitions during the two months ended December 31, 1996 and the year ended December 31, 1997 as if they had occurred on November 1, 1995. These proforma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date, or to project the Company's results of operations for any future period.


                                                 Year Ended             Year Ended
                                              December 31, 1997      October 31, 1996
                                              -----------------      ----------------
Revenues, net                                  $        225,903      $        207,023
Net loss applicable to common stock                      (3,520)               (8,977)
Net loss per common share
  (basic and diluted)                                      (.07)                 (.22)

Year Ended December 31, 1998
On January 2, 1998, the Company purchased all the outdoor advertising assets of Ragan Outdoor Advertising Company, Ragan Outdoor Advertising Company of Cedar Rapids, and Ragan Outdoor Advertising Company of Rockford, L.L.C. for a cash purchase price of $25,000.

On January 30, 1998, the Company acquired all of the outdoor advertising assets of three related outdoor advertising companies (Pioneer Advertising Company, Superior Outdoor Advertising Company and Overland Outdoor Advertising Company, Inc.) located in Missouri and Arkansas for a cash purchase price of $19,200.

On April 30, 1998, the Company purchased all the outdoor advertising assets of Northwest Outdoor Advertising, L.L.C. for a cash purchase price of approximately $70,000. The acquired displays are located in the states of Washington, Montana, Oregon, Idaho, Wyoming, Nebraska, Nevada and Utah.


                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

         On May 15, 1998, the Company purchased the assets of Odegard Outdoor Advertising, L.L.C., for a cash purchase price of approximately $8,500. This acquisition increases the Company's presence in the Kansas City, Missouri market.

         On May 29, 1998, the Company entered into an agreement to purchase from Rainier Evergreen, Inc. or through its affiliates (i) all of the issued and outstanding common stock of American Signs, Inc., (ii) the assets of the Sun Media division and (iii) the assets of Sun Media of the Rockies, Inc. The asset purchases were closed on that date; while the stock purchase was delayed due to lease transfer issues involving the Bureau of Interior Affairs. The stock purchase was completed in September, 1998. The total purchase price was $26,550.

         On September 1, 1998, the Company entered into an agreement to purchase all of the outdoor advertising assets of Nichols & Vann Advertising. The Company paid a cash purchase price of $11,000 of which $6,100 is held on deposit as of December 31, 1998, and is included in other assets in the acCompanying balance sheet at December 31, 1998.

         On October 1, 1998, the Company purchased all of the outstanding stock of OCI for a purchase price of $385,000. The purchase price included approximately $235,000 in cash, the assumption of OCI debt of approximately $105,000 and the issuance of notes in the aggregate amount of $45,000 to certain principal stockholders of OCI. Pursuant to this acquisition, the Company acquired approximately 14,700 displays in 12 states. Funds for this acquisition were provided from borrowings under the New Revolving Credit Facility and the Term Facility.

         During the twelve months ended December 31, 1998, the Company completed 60 additional acquisitions of outdoor advertising assets, none of which were individually significant, for an aggregate cash purchase price of approximately $89 million and issuance of 63,005 shares of Class A common stock valued at approximately $2,400.

         Each of these acquisitions were accounted for under the purchase method of accounting, and accordingly, the acCompanying financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition. The following is a summary of the allocation of the acquisition costs in the above transactions.


                                                    Property
                                        Current      Plant &                  Customer       Other        Current     Long-term
                                         Assets     Equipment    Goodwill       Lists        Assets     Liabilities  Liabilities
                                         ------      -------      -------       ------       ------       -------      --------
Ragan Companies                             694        9,634       13,275        1,563           10          (176)           --
Pioneer and related companies               307       15,062          264        4,037            9          (479)           --
Northwest Outdoor Advertising, LLC        2,176       23,667       36,199        8,498          363          (697)         (273)
Odegard Outdoor Advertising, LLC            285        1,633        5,959          720          375          (272)         (300)
Rainier Evergreen, Inc.                     359        3,205       21,681        1,755          100          (550)          (50)
Nichols & Vann Advertising                   --          300        3,944          181        6,575            --            --
Outdoor Communications, Inc.              9,957       97,058      266,856       27,226       10,399       (54,112)     (121,296)
Other                                     1,036       33,227       46,756       11,511        4,904        (3,506)       (2,549)
                                         ------      -------      -------       ------       ------       -------      --------
                                         14,814      183,786      394,934       55,491       22,735       (59,792)     (124,468)
                                         ======      =======      =======       ======       ======       =======      ========


                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

         The following unaudited pro forma financial information for the Company gives effect to the 1998 and 1997 acquisitions as if they had occurred on January 1, 1997. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date, or to project the Company's results of operations for any future period.

                                                      Year ended          Year ended
                                                      December 31,        December 31,
                                                         1998                 1997
                                                         ----                 ----

         Revenues, net                                $  342,101            307,530
                                                      ==========           ========
         Net loss applicable to common stock             (25,455)           (35,117)
                                                      ==========           ========

         Net loss per common share                          (.50)              (.75)
                                                      ==========           ========
         (basic and diluted)

(4)      Noncash Financing and Investing Activities

         A summary of significant noncash financing and investing activities for the years ended December 31, 1998, 1997 and the year ended October 31, 1996 follows:


                                               1998            1997            1996
                                               ----            ----            ----

         Disposition of assets                $   30          1,300              --
         Acquisitions of assets                2,706             --           2,104
         Issuance of preferred stock
          in exchange for common stock            --             --           3,649
         Redemption of common stock for debt      --             --          20,000
         Conversion of note receivable
          to equity investment                    --            500              --
         Debt issuance costs                      --          4,750              --

         Significant noncash financing activities during the two months ended December 31, 1996 include approximately $7,000 of debt issuance costs.

(5)      Property, Plant and Equipment

         Major categories of property, plant and equipment at December 31, 1998 and December 31, 1997 are as follows:


                                       Estimated life
                                          (years)           1998              1997
                                          -------           ----              ----

         Land                                 --          $ 25,543            15,185
         Building and improvements         10-39            28,924            20,672
         Advertising structures               15           576,676           371,491
         Automotive and other equipment      3-7            30,181            22,267
                                                          --------          --------
                                                          $661,324           429,615
                                                          ========          ========

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

(6)      Intangible Assets

         The following is a summary of intangible assets at December 31, 1998 and December 31, 1997:

                                                                  Estimated life
                                                                     (years)             1998                 1997
                                                                     -------             ----                 ----

         Debt issuance costs and fees                                  7-10             $ 20,081             14,754
         Customer lists and contracts                                  7-10              108,903             68,185
         Non-compete agreements                                        7-15               19,318             15,313
         Goodwill                                                       15               554,685            178,047
         Other                                                         5-15                2,947              2,624
                                                                                        --------           --------
                                                                                        $705,934            278,923
                                                                                        ========           ========

         Cost                                                                            778,655            308,621
         Accumulated amortization                                                        (72,721)           (29,698)
                                                                                        --------           --------
                                                                                        $705,934            278,923
                                                                                        ========           ========

(7)      Leases

         The Company is party to various operating leases for production facilities and sites upon which advertising structures are built. The leases expire at various dates, generally during the next five years, and have varying options to renew and to cancel. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of December 31:

                                   1999              $ 32,262
                                   2000                27,387
                                   2001                23,449
                                   2002                19,941
                                   2003                16,977
                                   Thereafter          84,201

         Rental expense related to the Company's operating leases were $43,440, $31,411 and $19,387 for the years ended December 31, 1998, December 31, 1997 and October 31, 1996, respectively.

(8)      Accrued Expenses

         The following is a summary of accrued expenses at December 31, 1998 and December 31, 1997:

                                                                                        1998              1997
                                                                                        ----              ----

         Payroll                                                                      $  4,863             4,390
         Interest                                                                       11,629             7,357
         Insurance benefits                                                              3,715             2,613
         Other                                                                           5,705               444
                                                                                      --------            ------
                                                                                      $ 25,912            14,804
                                                                                      ========            ======

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

(9)      Long-term Debt

         Long-term debt consists of the following at December 31, 1998 and December 31, 1997:


                                                                        1998               1997
                                                                        ----               ----

         9-5/8% Senior subordinated notes                             $ 255,000           255,000
         8-5/8% Senior subordinated notes                               198,785           198,696
         Bank Credit Agreement                                          250,000            59,000
         9-1/4% Senior subordinated notes                               103,949               --
         8% unsecured subordinated notes (see Note 12)                   15,333            17,319
         Other notes with various rates and
          terms                                                          53,465             9,185
                                                                      ---------          --------
                                                                        876,532           539,200

         Less current maturities                                        (49,079)           (5,109)
                                                                      ---------          --------
         Long-term debt, excluding current
          maturities                                                  $ 827,453           534,091
                                                                      =========          ========

         Long-term debt matures as follows:

                                            1999                       $ 49,079
                                            2000                         18,698
                                            2001                         22,673
                                            2002                         38,435
                                            2003                         38,713
                                            Later years              708,934

         In November 1996, the Company issued $255,000 in principal amount of 9 5/8% Senior Subordinated Notes due 2006 (the "1996 Notes"), with interest payable semi-annually on June 1 and December 1 of each year. The 1996 Notes are senior subordinated unsecured obligations of the Company and are subordinated in right of payment to all senior indebtedness of the Company, pari passu with the 1997 Notes (as defined below), and are senior to all existing and future subordinated indebtedness of the Company.

         In September 1997, the Company issued $200,000 in principal amount of 8 5/8% Senior Subordinated Notes due 2007 (the "1997 Notes") with interest payable semi-annually on March 15 and September 15 of each year, commencing March 15, 1998. The 1997 Notes were issued at a discount for $198,676. The Company is using the effective interest method to recognize the discount over the life of the 1997 Notes. The 1997 Notes are senior subordinated unsecured obligations of the Company, subordinated in right of payment to all senior indebtedness of the Company, pari passu with the 1996 Notes and are senior to all existing and future subordinated indebtedness of the Company.

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

The 1996 and 1997 Notes are redeemable at the Company's option at any time on or after December 31, 2001 and September 15, 2002, respectively, at redemption prices specified by the indentures, and are required to be repurchased earlier in the event of a change of control of the Company. The indentures covering the 1996 and 1997 Notes include certain restrictive covenants which limit the Company's ability to incur additional debt, pay dividends and make other restricted payments, consummate certain transactions and other matters.

The Bank Credit Agreement provides the Company with a committed $225,000 revolving credit facility and a $75,000 incremental term facility to be funded at the discretion of the lenders. As of December 31, 1997, there was $59,000 outstanding under the revolving credit facility and there were no borrowings under the incremental term facility. The revolving credit facility bears interest at a variable rate of interest based upon an applicable margin over LIBOR or the prime rate. The weighted average interest rate under the facility at December 31, 1997 was 7.93%.

The Bank Credit Agreement is guaranteed by the Company's subsidiaries and secured by the capital stock of the Company's subsidiaries. The Bank Credit Agreement contains various restrictive covenants, which require that the Company meet certain minimum leverage, and coverage ratios, restrict additional indebtedness, limit dividends and other restricted payments, limit capital expenditures and disposition of assets, and other restrictions. In September 1997, the Company amended certain financial and other covenants in the Bank Credit Facility, including increases in permitted capital expenditures and permitted acquisitions.

In July, 1998, the Company entered into a new Bank Credit Agreement (the "New Bank Credit Agreement") which consists of a committed $250,000 revolving credit facility (the "New Revolving Credit Facility"), a $150,000 term facility (the "Term Facility") and a $100,000 incremental facility (The "Incremental Facility") funded at the discretion of the lenders. As of December 31, 1998, the Company had borrowings outstanding of $150 million under the Term Facility, $100 million under the Incremental Facility, and $0 under the New Revolving Credit Facility. The New Bank Credit Agreement replaced the Company's previous Bank Credit Facility.

Availability of the line under the New Revolving Credit Facility is reduced quarterly beginning with the quarter ended March 31, 2000, in the following amounts:

              March 31, 2000 - December 31, 2001            6,250
              March 31, 2002 - December 31, 2003            9,375
              March 31, 2004 - December 31, 2004           12,500
              March 31, 2005 - December 31, 2005           18,750

The Term Facility will begin to amortize quarterly beginning September 30, 2000 in the following quarterly amounts:

              September 30, 2000 - December 31, 2000        7,500
              March 31, 2001 - December 31, 2001            3,750
              March 31, 2002 - December 31, 2005            7,500

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

The Incremental Facility will begin quarterly principal reductions of between 1% and 2% of the outstanding balance at the date the loans begin to amortize, beginning with the quarter ended March 31, 2001 and ending June 30, 2006.

The Incremental Facility and the Term Facility bear interest at a variable rate of interest based on the applicable margin over LIBOR or the prime rate. The weighted average interest rate on borrowings under the Bank Credit Agreement at December 31, 1998, was 7.37%

Revolving credit loans may be requested under the New Revolving Credit Facility at any time prior to maturity. The loans bear interest, at the Company's option, at the LIBOR Rate or Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company's ratio of debt to trailing twelve month EBITDA. EBITDA is defined in the New Bank Credit Agreement as operating income before depreciation and amortization, a commonly used measure of financial performance. The New Bank Credit Agreement contains restrictive covenants comparable to those under the prior agreement, and of a sort customary in credit facilities for outdoor advertising companies. The terms of the Company's credit facility and the indentures relating to the Company's outstanding notes restrict, among other things, the Company's ability to:

                  o         dispose of assets;
                  o         incur or repay debt;
                  o         create liens; and
                  o         make investments.

Under the Company's credit facility the Company must maintain specified financial ratios and levels including:

                  o         cash interest coverage;
                  o         fixed charge coverage;
                  o         senior debt ratios; and
                  o         total debt ratios.

The $103,949 of 9 1/4% Senior Subordinated Notes are due 2007, with interest payable semi-annually on February 15 and August 15 of each year, and were previously issued by OCI. The Notes are senior subordinated unsecured obligations of the Company, subordinated in right of payment to all senior indebtedness of the Company, and are senior to all existing and future subordinated indebtedness of the Company.

In November 1996, the Company commenced a tender offer for all of its $100,000 outstanding principal amount of 11% Senior Secured Notes due 2003 (the "1993 Notes"). As of December 31, 1997, approximately $98,827 of the 1993 Notes were tendered to the Company and retired. As a result of this tender offer and the extinguishment of other credit facilities, the Company recorded a loss on debt extinguishment of $9,514, net of income tax benefit of $5,660, during the two months ended December 31, 1996 (see Note 2).

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

(10)     Income Taxes

         Income tax expense (benefit) for the years ended December 31, 1998, December 31, 1997, the two months ended December 31, 1996, and the year ended October 31, 1996, consists of:

                                                             Current           Deferred          Total
                                                             -------           --------          -----
            Year ended December 31, 1998:
             U.S. federal                                    $ 6,269            (6,074)              195
             State and local                                   1,077            (1,463)             (386)
                                                             -------           -------           -------
                                                             $ 7,346            (7,537)             (191)
            Change in deferred tax attributable
             to unrealized losses on investment
             securities, included in stockholders'
             equity                                               --               217               217
                                                             -------           -------           -------
                                                             $ 7,346            (7,320)               26
                                                             =======           =======           =======

            Year ended December 31, 1997:
             U.S. federal                                    $ 6,108            (2,475)            3,633
             State and local                                   1,385              (364)            1,021
                                                             -------           -------           -------
                                                             $ 7,493            (2,839)            4,654
            Change in deferred tax attributable
             to unrealized losses on investment
             securities, included in stockholders'
             equity                                               --              (596)             (596)
                                                             -------           -------           -------
                                                             $ 7,493            (3,435)            4,058
                                                             =======           =======           =======

         Two months ended December 31, 1996:
          U.S. federal                                       $    --             1,028             1,028
             State and local                                     144                27               171
                                                             -------           -------           -------
                                                             $   144             1,055             1,199
            Change in deferred tax attributable
             to unrealized losses on investment
             securities, included in stockholders'
             equity                                               --              (379)             (379)
                                                             -------           -------           -------
                                                             $   144               676               820
                                                             =======           =======           =======

         Year ended October 31, 1996:
          U.S. federal                                       $ 3,991             2,683             6,674
          State and local                                        800              (375)              425
                                                             -------           -------           -------
                                                             $ 4,791             2,308             7,099
         Change in deferred tax attributable
             to unrealized gains on investment
          securities, included in stockholders'
             equity                                               --             1,180             1,180
                                                             -------           -------           -------
                                                             $ 4,791             3,488             8,279
                                                             =======           =======           =======


                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 1998 and 1997, the two months ended December 31, 1996, and the year ended October 31, 1996, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to earnings before income taxes as follows:

                                       Year Ended       Year Ended     Two Months Ended  Year Ended
                                       December 31,     December 31,      December 31,   October 31,
                                          1998            1997               1996           1996
                                          ----            ----               ----           ----

Computed "expected" tax
expense (benefit)                       (4,108)           2,548              904           6,102
Increase (reduction) in
  income taxes resulting from:
 Book expenses not deductible
  for tax purposes                         450               92               18             110
 Amortization of non-
  deductible goodwill                    3,752            1,730               --              --
 State and local income taxes,
  net of federal income tax
  benefit                                 (255)             674              113             281
 Other differences, net                    (30)            (390)             164             606
                                        ------           ------           ------          ------
                                          (191)           4,654            1,199           7,099
                                        ======           ======           ======          ======


                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and December 31, 1997 are presented below:

                                                       1998               1997
                                                       ----               ----

Deferred tax liabilities:
 Plant and equipment, principally
  due to differences in depreciation                 $ (4,915)            (3,125)
 Plant and equipment, due to basis
  differences on acquisitions                         (28,556)           (15,582)
 Intangibles, due to differences
  in amortizable lives                                 (5,058)            (5,646)
                                                     --------           --------

 Deferred tax liabilities                             (38,529)           (24,353)

Deferred tax assets:
 Receivables, principally due to
  allowance for doubtful accounts                       1,151                511
 Plant and equipment, due to basis
  differences on acquisitions and costs
  capitalized for tax purposes                          4,530              4,823
 Investment in affiliates and plant and
  equipment, due to gains recognized for
  tax purposes and deferred for financial
  reporting purposes                                      941                941
 Accrued liabilities not deducted for tax
  purposes                                              2,125              1,384
 Net operating loss carryforward                        3,563              1,673
 Unrealized losses on investment securities                --                217
 Other, net                                               606                117
                                                     --------           --------

         Deferred tax assets                           12,916              9,666
                                                     --------           --------

         Net deferred tax liability                  $(25,613)           (14,687)
                                                     ========           ========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

(11)     Related Party Transactions

         Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.

         As of December 31, 1998, and December 31, 1997, debentures and ten year subordinated notes totaling $16,749 and $19,153, respectively, are owned by shareholders, directors and employees. Interest expense under the debentures and ten year subordinated notes during the years ended December 31, 1998, December 31, 1997, and October 31, 1996 was $1,497, $1,719 and $494, respectively.

         The Company purchased approximately $1,810 and $3,462 of highway signs used in its logo sign business from Interstate Highway Signs Corp., ("IHS") during the years ended December 31, 1998 and 1997, respectively. IHS is a company which is majority owned by certain directors, officers and stockholders of the Company.

(12)     Stockholders' Equity

         On December 31, 1997, the Board of Directors approved a three-for-two split of its Class A and Class B common stock subject to the approval by the shareholders of an increase in the authorized number of shares of Class A and Class B common stock. On February 26, 1998, the shareholders approved an increase in the authorized number of shares of Class A common stock to 75,000,000 and Class B common stock to 37,500,000. The stock split, which was effected by means of a 50% stock dividend, was paid to shareholders on February 27, 1998. Par value of the common stock remained unchanged at $.001. Common stock and additional paid in capital were adjusted to reflect the split as of December 31, 1997. All references to share and per share information in the consolidated financial statements and related footnotes have been restated to reflect the effect of the split for all periods presented.

         During 1995 and 1996, the Company repurchased 3.6% and 12.9%, respectively, of its then outstanding common stock (1,830,750 and 5,427,305 shares, respectively) from certain of its existing stockholders for an aggregate purchase price of approximately $4 million. The terms of such repurchases entitled the selling stockholders to receive additional consideration from the Company in the event that the Company consummated a public offering of its common stock at a higher price within 24 months of the repurchase. In satisfaction of that obligation, upon completion of the Company's initial public equity offering in August 1996, the Company paid the selling stockholders an aggregate of $5.0 million in cash and issued to them ten-year subordinated notes in the aggregate principal amount of $20,000. The notes bear interest at 8% (1% above the ten-year treasury note rate when issued) and are payable in monthly installments of $167, plus interest. The balance outstanding under these notes at December 31, 1998 and December 31, 1997, was $15,333 and $17,319, respectively.

         In June, 1998, the Company completed a public offering of 6,375,000 shares of Class A Common Stock at $29.00 per share. Net proceeds to the Company after underwriting discounts from the equity offering were $177.5 million. These proceeds were used to pay down outstanding bank debt of approximately $173.0 million with the remainder used for operations.

         In December, 1998, the Company completed a public offering of 6,900,000 shares of Class A Common Stock at $35 per share. Net proceeds to the Company after underwriting discounts from the equity offering were $219.8 million. These proceeds were used to pay down outstanding bank debt of approximately $99.0 million with the remainder used for debt reduction and acquisitions in 1999.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

         The rights of the Class A and Class B common stock are equal in all respects, except holders of Class B common stock have ten votes per share on all matters in which the holders of common stock are entitled to vote and holders of Class A common stock have one vote per share on such matters. The Class B common stock will convert automatically into Class A common stock upon the sale or transfer to persons other than permitted transferees (as defined in the Company's certificate of incorporation, as amended).

(13)     Stock Option Plan

         In 1996, the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan"). The purpose of the 1996 Plan is to attract and retain key employees and consultants of the Company. The 1996 Plan authorizes the grant of stock options, stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance. Options granted under the 1996 Plan generally become exercisable over a five-year period and expire 10 years from the date of grant. The Company initially reserved an aggregate of 3,000,000 shares of Class A Common Stock (as adjusted for the Company's February 1998 three-for-two stock split) for awards under the 1996 Plan. In September, 1998, the Board of Directors of the Company voted to increase the number of shares reserved for issuance under the 1996 Plan by 1,000,000 shares to 4,000,000 shares, subject to the approval of the stockholders of the Company, at its next regularly scheduled shareholders' meeting.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option grants. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996, 1997 and 1998, consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:



                                                     Year Ended          Year Ended   Two Months Ended    Year Ended
                                                     December 31,        December 31,    December 31,     October 31,
                                                         1998                1997            1996            1996
                                                         ----                ----            ----            ----
         Net earnings (loss) applicable
          to common stock - as reported               $ (12,255)              2,476          (8,115)          10,484
                                                      =========           =========       =========        =========
         Net earnings (loss) applicable
          to common stock - pro forma                 $ (15,145)               (603)         (8,666)           8,891
                                                      =========           =========       =========        =========
         Earnings (loss) per common share -
          as reported (basic and diluted)             $    (.24)                .05            (.18)             .25
                                                      =========           =========       =========        =========
         Earnings (loss) per common share -
          pro forma (basic and diluted)               $    (.29)               (.01)           (.19)             .22
                                                      =========           =========       =========        =========

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:


         Grant             Dividend              Expected               Risk Free               Expected
         Year                Yield              Volatility            Interest Rate              Lives
         ----                -----              ----------            -------------              -----
         1998                  0%                   59%                     5%                     4
         1997                  0%                   40%                     6%                     3
         1996                  0%                   53%                     6%                     3

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)


       Information regarding the 1996 Plan for the years ended December 31, 1998 and December 31, 1997, two months ended December 31, 1996, and year ended October 31, 1996, is as follows:

                                December 31, 1998                December 31, 1997
                          -----------------------------    ----------------------------

                                             Weighted                        Weighted
                                             Average                          Average
                                             Exercise                        Exercise
                            Shares            Price        Shares              Price
                            ------            -----        ------              -----
Outstanding,
  beginning of year        1,868,804      $       11.60    1,774,896      $       10.85
Granted                      950,500              29.88      399,000              15.20
Exercised                   (538,154)             10.84     (225,256)             10.67
Canceled                     (40,583)             18.24      (79,836)             10.96
                          ----------      -------------   ----------      -------------

Outstanding, end of
  year                     2,240,567      $       19.25    1,868,804      $       11.60
                          ==========      =============    =========      =============


Price for exercised
  shares                  $    10.84                       $   10.67

Shares available for
  grant, end of year         963,682                         873,599
Weighted average fair
  value of options
  granted during
  the year                $    13.09                       $    7.18



                                   Two Months Ended
                                   December 31, 1996              October 31, 1996
                             ----------------------------    ---------------------------

                                             Weighted                        Weighted
                                              Average                         Average
                                             Exercise                        Exercise
                              Shares           Price          Shares           Price
                              ------           -----          ------           -----
Outstanding,
  beginning of year          1,742,753              10.67           --                 --
Granted                         36,750              17.93    1,772,250              10.67
Exercised                       (2,844)             10.67      (29,497)             10.67
Canceled                        (1,763)             10.67           --                 --
                             ---------      -------------    ---------      -------------

Outstanding, end of
  year                       1,774,896              10.85    1,742,753      $       10.67
                             =========       ============    =========      =============


Price for exercised
  shares                     $   10.67                           10.67

Shares available for
  grant, end of year         1,192,763                       1,227,750
Weighted average fair
  value of options
  granted during
  the year                   $   10.06                       $    4.14

         The following table summarizes information about fixed-price stock options outstanding at December 31, 1998:


                                  Number               Weighted                               Number
          Range                 Outstanding            Average            Weighted         Exercisable          Weighted
            Of                      At                Remaining           Average               At               Average
         Exercise              December 31,          Contractual          Exercise         December 31,         Exercise
          Prices                   1998                  Life              Price               1998               Price
          ------                   ----                  ----              -----               ----               -----

 $         10.67                 979,467                7.62           $  10.67            333,849           $   10.67
   10.67 - 13.67                 149,000                7.66              13.25             17,750               13.25
   13.83 - 18.42                 137,100                7.63              16.86              1,200               17.67
           26.17                  63,000                8.14              22.79                  0                   0
           26.69                 209,000                7.61              26.69                  0                   0
           30.34                 694,000                7.62              30.34            116,100               30.34
           37.50                   9,000                7.60              37.50                  0                   0

         No stock appreciation rights or restricted stock authorized by the 1996 Plan have been granted.

(14)     Commitments and Other Contingencies

         The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits of $150 per employee, per claim, per year. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. The Company maintains a $500 letter of credit with a bank to meet requirements of the Company's worker's compensation insurance carrier.

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

         The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering employees who have completed one year of service and are at least 21 years of age. The Company matches 50% of employees' contributions up to 5% of related compensation. Employees can contribute up to 15% of compensation. Full vesting on the Company's matched contributions occurs after five years. Annually, at the Company's discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. In total, for the years ended December 31, 1998, December 31, 1997 and October 31, 1996, the Company contributed $952, $1,181 and $1,262, respectively.

         The Company sponsors a Deferred Compensation Plan for the benefit of certain of its senior management who meet specific age and years of service criteria. Employees who have attained the age of 30 and have a minimum of 10 years of service are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee's length of service. LAC's contributions to the Plan are maintained in a "rabbi" trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of LAC. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee's deferred compensation account. The Company has contributed $406, $190 and $182 to the Plan during the years ended December 31, 1998, December 31, 1997, and October 31, 1996, respectively. Contributions to the Deferred Compensation Plan are discretionary and are determined by the Board of Directors.

         The Company is the subject of litigation arising during the normal course of business. In the opinion of management and the general counsel of the Company, those claims will not have a material impact on the financial position, results of operations or liquidity of the Company.

(15)     Summarized Financial Information of Subsidiaries

         Except as set forth below, separate financial statements of each of the Company's direct or indirect subsidiaries that have guaranteed the Company's obligations under the 1996 Notes and the 1997 Notes (collectively, the "Guarantors") are not included herein because the Guarantors are jointly and severally liable under the guarantees, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis.

         Summarized financial information for Missouri Logos, a Partnership, a 66-2/3% owned subsidiary of the Company and the only subsidiary of the Company that is not a Guarantor, is set forth below:


         Balance Sheet Information:                                1998                 1997
                                                                   ----                 ----
          Current assets                                          $ 248                  237
          Total assets                                              297                  290
          Current liabilities                                         7                    7
          Total liabilities                                           7                    7
          Venturers' equity                                         290                  283

         Income Statement Information:        1998                 1997                 1996
                                              ----                 ----                 ----

          Revenues                          $1,038                  991                  931
          Net income                           523                  540                  545

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

(16)     Disclosures About Fair Value of Financial Instruments

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997. The fair value of the financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.


                                                           December 31, 1998                      December 31, 1997
                                                           -----------------                      -----------------
                                                      Carrying            Estimated            Carrying           Estimated
                                                      --------            ---------            --------           ---------
                                                       Amount             Fair Value            Amount           Fair Value
                                                       ------             ----------            ------           ----------
         Marketable investment securities            $     -0-                  -0-           $    679            $     679
         Long-term debt                              $ 827,453              874,091            534,091              575,198

         The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies as follows:

         o The carrying amounts of cash and cash equivalents, receivables, trade accounts payable, accrued expenses, and deferred income approximate fair value because of the short term nature of these items.

         o The fair value of the Company's marketable investment securities are based on quoted market prices.

         o The fair value of long-term debt is based upon market quotes obtained from dealers where available and by discounting future cash flows at rates currently available to the Company for similar instruments when quoted market rates are not available.

         Fair value estimates are subject to inherent limitations. Estimates of fair values are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimated fair values of financial instruments presented above are not necessarily indicative of amounts the Company might realize in actual market transactions. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(17)     Quarterly Financial Data (Unaudited)


                                                                      Fiscal Year 1998 Quarters
                                             March 31             June 30            September 30           December 31
                                             --------             -------            ------------           -----------
     Net revenues                          $  58,397              69,675               73,528                 86,988
     Net revenues less direct
      advertising expenses                    37,567              48,066               51,271                 58,835
     Net earnings (loss)
      applicable to common stock              (4,682)             (1,253)               1,538                 (7,858)
     Net earnings per common
      share (basic)                             (.10)               (.02)                 .03                   (.15)
     Net earnings per common
      share (diluted)                           (.10)               (.02)                 .03                   (.15)

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)


                                                                              Fiscal Year 1997 Quarters
                                                       March 31             June 30            September 30           December 31
                                                       --------             -------            ------------           -----------
     Net revenues                                    $  37,847              50,108               55,485                 57,622
     Net revenues less direct
      advertising expenses                              24,380              34,625               38,974                 39,693
     Net earnings (loss)
      applicable to common stock                         1,205               1,402                  916                 (1,047)
     Net earnings (loss) per
      common share (basic)                                 .03                 .03                  .02                   (.02)
     Net earnings  (loss) per
      common share (diluted)                               .03                 .03                  .02                   (.02)

(18)     New Accounting Pronouncements

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and requires that the costs of start-up activities, including organizational costs, be expensed as incurred. At December 31, 1998, the Company estimates that $1,169, of such capitalized costs are included in intangible assets on the Company's balance sheet.

         The effect of SOP 98-5 will be recorded in the first quarter of fiscal 1999 as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20 "Accounting Changes".

(19)     Subsequent Events

         Subsequent to December 31, 1998, the Company purchased substantially all of the assets of four outdoor advertising companies for a total purchase price of approximately $63,000 in cash. The acquisitions will be accounted for under the purchase method of accounting.


                                                                     SCHEDULE 2
                               Lamar Advertising
                       Valuation and Qualifying Accounts
           The Years Ended December 31, 1998 and 1997, the Two Months Ended December 31, 1996, and the Year Ended October 31, 1996
                                   (in 000's)



                                                                   Balance at        Charged to                         Balance at
                                                                  Beginning of       Costs and                            end of
                         Description                                 Period           Expenses        Deductions          period
-------------------------------------------------------------- ------------------ ---------------- ----------------- ---------------
Year ended December 31, 1998
Deducted in balance sheet from trade accounts
receivable: Allowance for doubtful accounts                       $   1,311            2,883             1,472            2,722

Deducted in balance sheet from intangible
assets: Amortization of intangible assets                         $  29,698           43,023                --           72,721

Year ended December 31, 1997
Deducted in balance sheet from trade accounts
receivable: Allowance for doubtful accounts                       $     814            2,098             1,601            1,311

Deducted in balance sheet from intangible
assets: Amortization of intangible assets                         $   9,273           20,425                --           29,698

Two months ended December 31, 1996
Deducted in balance sheet from trade accounts
receivable: Allowance for doubtful accounts                       $     551              263                --              814

Deducted in balance sheet from intangible assets:
Amortization of intangible assets                                 $  10,137            1,266             2,130            9,273

Year ended October 31, 1996
Deducted in balance sheet from trade accounts
receivable: Allowance for doubtful accounts                       $     551              580               580              551

Deducted in balance sheet from intangible assets:
Amortization of intangible assets                                 $   7,067            3,070                --           10,137

                                    PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The first part of the response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

         In October 1996, certain directors and officers of the Company and members of their immediate families have invested approximately
$1,200,000 in Sign Acquisition Corporation, a privately-held holding company which owns all of the outstanding capital stock of Interstate Highway Sign Corp. Interstate manufactures the signs on which many of the Company's logo sign plates are affixed. Prior to the investment, the Board of Directors determined that it was not an investment of interest to the Company because the business of SAC was not consistent with the Company's overall business strategy and because SAC did not provide margins of the level historically produced by the Company. The Company had in the past purchased logo signs from Interstate as one of its suppliers and has continued to do so. The Company made approximately $3,462,000 in payments to Interstate during 1997 and approximately $1,810,000 in payments during 1998, and expects to make payments in comparable amounts in 1999. The payments made by the Company in 1997 represented approximately 15.7% of Interstate's consolidated gross revenues for its fiscal year ended February 28, 1998, and the payments made by the Company in 1998 represented approximately 8.2% of Interstate's consolidated gross revenues for its fiscal year ended February 28, 1999. Kevin P. Reilly, Jr., Sean E. Reilly, Charles W. Lamar, III, Gerald H. Marchand and Jack S. Rome, Jr. and members of their immediate families hold equity interests in SAC. These interests are comprised of shares of common stock beneficially owned by them and held in a voting trust for which Kevin P. Reilly, Jr. serves as the trustee, and warrants to purchase additional shares of common stock of SAC. The shares beneficially owned by these persons and members of their immediate families represent the following interests in the outstanding capital stock of
SAC: Kevin P. Reilly, Jr. and Sean E. Reilly are each considered to own 26.7%; Mr. Lamar, 11.7%; Mr. Marchand, 4.4%; and Mr. Rome, 1.8%. Assuming that each of these persons and their immediate family members exercised in full the warrants to purchase common stock held by them, these persons would beneficially own approximately 35.1%, 15.3%, 5.9% and 2.2%, respectively, of the outstanding capital stock of SAC. Kevin P. Reilly, Sr., the father of Kevin P. Reilly, Jr. and Sean E. Reilly, is the Chairman of the Board of Directors of SAC. Kevin P. Reilly, Jr. and Jennifer Reilly, the wife of Sean E. Reilly, are members of the Board of Directors of SAC.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      1.       FINANCIAL STATEMENTS

         The financial statements are listed under Part II, Item 8 of this Report.

         2.       FINANCIAL STATEMENT SCHEDULES

         The financial statement schedules are included under Part II, Item 8 of this Report.

         3.       EXHIBITS

         The exhibits are listed below under Part IV, Item 14(c) of this Report.

(B)      REPORTS ON FORM 8-K

         Reports on Form 8-K were filed with the Commission during the fourth quarter of 1998 to report the following items as of the dates indicated:

                  On October 15, 1998, the Company filed a report on Form 8-K in order to announce the acquisition of all of the outstanding capital stock of Outdoor Communications, Inc. ("OCI"), for a purchase price of approximately $385 million.

                  On October 19, 1998, the Company amended its report on Form 8-K originally filed on October 15, 1998 to present under
                  Item 7 the historical financial statements and related notes for OCI (and its predecessor companies OCI Corp. of Michigan and Mass Communications Corp.) as well as to include pro forma financial information of the Company giving effect to the acquisition.

                  On December 22, 1998, the Company filed a report on Form 8-K in order to furnish certain exhibits for incorporation by reference into the Registration Statement on Form S-3 of Lamar Advertising Company previously filed with Securities and Exchange Commission (File No. 333-50559), which Registration Statement was declared effective by the Commission on April 28, 1998, Lamar Advertising Company is filing an Underwriting Agreement dated December 18, 1998 between Lamar and Morgan Stanley & Co. Incorporated as
                  Exhibit 1.2 to such Registration Statement and an opinion of Palmer & Dodge LLP, counsel to the Company, regarding the validity of certain shares of the Company's Class A Common Stock, sold by the Company pursuant to such Underwriting Agreement as Exhibit 5.3 to such Registration Statement.

                  On December 23, 1998, the Company filed a report on Form 8-K to announce that it sold 6.9 million shares of its Class A Common Stock at a price to the public of $32.50 through Morgan Stanley & Co., Inc. acting as the sole underwriter in this transaction. The shares sold included 900,000 shares under the underwriter's over-allotment option, which was exercised in full.

(C)      EXHIBITS

                               INDEX TO EXHIBITS

      Exhibit
      Number                            Description
      -------                           -----------
         3.1      Amended and Restated Certificate of Incorporation of the
                  Company. Filed as Exhibit 3.1 to the Company's Registration
                  Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

         3.2      Certificate of Amendment to the Amended and Restated
                  Certificate of Incorporation of the Company. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, (File No. 1-12407), and incorporated herein by reference.

         3.3      By-laws of the Company, as amended. Previously filed as
                  Exhibit 3.2 to the Company's Registration Statement on Form
                  S-1 (File No. 333- 05479), and incorporated herein by reference.

         4.1 Specimen certificate for the shares of Class A Common Stock of the Company. Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No.
                  333-05479), and incorporated herein by reference.

         4.2      Senior Secured Note dated May 19, 1993. Previously filed as
                  Exhibit 4.1 to the Company's Registration Statement on Form
                  S-1 (File No. 33- 59624), and incorporated herein by reference.

         4.3      Indenture dated May 15, 1993 relating to the Company's 11%
                  Senior Secured Notes due May 15, 2003. Previously filed as
                  Exhibit 4.3 to the Company's Registration Statement on Form
                  S-1 (File No. 33-59624), and incorporated herein by reference.

         4.4 First Supplemental Indenture dated July 30, 1996 relating to the Company's 11% Senior Secured Notes due May 15, 2003.
                  Previously filed as Exhibit 4.5 to the Company's Registration
                  Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

         4.5 Form of Second Supplemental Indenture in the form of an Amended and Restated Indenture dated November 8, 1996 relating to the Company's 11% Senior Secured Notes due May
                  15, 2003. Previously filed as Exhibit 4.1 to the Company's
                  Current Report on Form 8-K filed on November 15, 1996 (File
                  No. 1-12407), and incorporated herein by reference.

         4.6 Notice of Trustee dated November 8, 1996 with respect to the release of the security interest in the Trustee on behalf of the holders of the Company's 11% Senior Secured Notes due May
                  15, 2003. Previously filed as Exhibit 4.2 to the Company's
                  Current Report on Form 8-K filed on November 15, 1996 (File
                  No. 1-12407), and incorporated herein by reference.

         4.7 Form of Subordinated Note. Previously filed as Exhibit 4.8 to the Company's Registration Statement on Form S-1 (File No.
                  333-05479), and incorporated herein by reference.

         4.8 Indenture dated as of November 15, 1996 between the Company, certain of its subsidiaries and State Street Bank and Trust
                  Company, as trustee, relating to the Company's 9 5/8% Senior
                  Subordinated Notes due 2006. Previously filed as Exhibit 4.11 to the Company's Registration Statement on Form S-3 (File No.
                  333-14789), and incorporated herein by reference.

         4.9 Form of 9 5/8% Senior Subordinated Note due 2006. Previously filed as Exhibit 4.12 to the Company's Registration Statement on Form S-3 (File No. 333-14789), and incorporated herein by reference.

         4.10 Form of 8 5/8% Senior Subordinated Note due 2007. Previously filed as Exhibit 4.10 to the Company's Annual Report on Form
                  10-K for fiscal year ended December 31, 1997, (File No.
                  1-12407), and incorporated herein by reference.

         4.11 Indenture dated as of September 25, 1997 between the Company, certain of its subsidiaries, and State Street Bank and Trust
                  Company, as trustee, relating to the Company's 8 5/8% Senior
                  Subordinated Notes due 2007. Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 30, 1997 (File No. 1-12407), and incorporated herein by reference.

         4.12     Indenture dated August 15, 1997, relating to Outdoor
                  Communications, Inc. 9 1/4% Senior Subordinated Notes.
                  Previously filed as Exhibit 4.1 to the Company's Quarterly
                  Report on Form 10-Q for the period ended September 30, 1998,
                  (File No. 1-12407) and incorporated herein by reference.

         4.13 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank as Trustee, dated
                  October 1, 1998. Previously filed as Exhibit 4.2 to the
                  Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1998, (File No. 1-12407) and incorporated herein by reference.

         4.14 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated
                  October 23, 1998. Previously filed as Exhibit 4.3 to the
                  Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1998, (File No. 1-12407) and incorporated herein by reference.

         4.15     Supplemental Indenture to the Indenture dated November 15,
                  1996 among the Company, certain of its subsidiaries and State
                  Street Bank and Trust Company, as Trustee, dated October 23,
                  1998. Previously filed as Exhibit 4.4 to the Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 1998, (File No. 1-12407) and incorporated herein by reference.

         4.16     Supplemental Indenture to the Indenture dated September 25,
                  1997 among the Company, certain of its subsidiaries and State
                  Street Bank and Trust Company, as Trustee, dated October 23,
                  1998. Previously filed as Exhibit 4.5 to the Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 1998, (File No. 1-12407) and incorporated herein by reference.

         10.1     Consulting Agreement dated July 1, 1996 between the Lamar
                  Texas Limited Partnership and the Reilly Consulting Company,
                  L.L.C., of which Kevin P. Reilly, Sr. is the manager.
                  Previously filed as Exhibit 10.2 to the Company's
                  Registration Statement on Form S-1 (File No. 33-05479), and incorporated herein by reference.

         10.2 Indenture dated as of September 24, 1986 relating to the Company's 8% Unsecured Subordinated Debentures. Previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

         10.3* The Lamar Savings and Profit Sharing Plan Trust. Previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

         10.4     Trust under The Lamar Corporation, its Affiliates and
                  Subsidiaries Deferred Compensation Plan dated October 3,
                  1993. Previously filed as Exhibit 10.11 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended October
                  31, 1995 (File No. 33-59624), and incorporated herein by reference.

         10.5* 1996 Equity Incentive Plan. Previously filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No.
                  333-05479), and incorporated herein by reference.

         10.6     Bank Credit Agreement dated December 18, 1996 between the
                  Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Previously filed as Exhibit 10.18 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended October
                  31, 1996 (File No. 1-12407), and incorporated herein by reference.

         10.7     Amendment No. 1 to the Bank Credit Agreement dated as of
                  March 31, 1997 between the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto and the Chase
                  Manhattan Bank, as administrative agent. Previously filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 1-12407), and incorporated herein by reference.

         10.8     Amendment No. 2 to the Bank Credit Agreement dated as of
                  September 12, 1997 between the Company, certain of its subsidiaries, the lenders party thereto and The Chase
                  Manhattan Bank, as administrative agent. Previously filed as
                  Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 30, 1997 (File No. 1-12407), and incorporated herein by reference.

         10.9     Amendment No. 3 to the Bank Credit Agreement dated as of
                  December 31, 1997 between the Company, certain of its subsidiaries, the lenders party thereto and The Chase
                  Manhattan Bank, as administrative agent. Previously filed as
                  Exhibit 10.9 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, (File No. 1- 12407), and incorporated herein by reference.

         10.10 Contract to Sell and Purchase, dated as of October 9, 1996, between the Company and Outdoor East L.P. Previously filed as
                  Exhibit 10.16 to the Company's Registration Statement on Form
                  S-3 (File No. 333- 14677), and incorporated herein by reference.

         10.11 Stock Purchase Agreement, dated as of September 25, 1996, between the Company and the shareholders of FKM Advertising, Co., Inc. Previously filed as Exhibit 10.17 to the Company's
                  Registration Statement on Form S-3 (File No. 333-14677), and incorporated herein by reference.

         10.12 Stock Purchase Agreement dated as of February 7, 1997 between the Company and the stockholders of Penn Advertising, Inc.
                  named therein. Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 14, 1997
                  (File No. 1-12407), and incorporated herein by reference.
                  10.13 Asset Purchase Agreement dated as of August 15, 1997 between The Lamar Corporation and Outdoor Systems, Inc.
                  Previously filed as Exhibit 2.1 to the Company's Current
                  Report on Form 8-K filed on August 27, 1997 (File No.
                  1-12407), and incorporated herein by reference.

         10.14    Bank Credit Agreement dated July 16, 1998, between the
                  Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Previously filed as Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the period ended June 30,
                  1998, (File No. 0-020833), and incorporated herein by reference.

         10.15    Amendment No. 1 to the Amended and Restated Bank Credit
                  Agreement dated September 15, 1998, between the Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No.
                  0-20833) and incorporated herein by reference.

         10.16 Stock Purchase Agreement dated as of October 1, 1998, between the Company and the stockholders of Outdoor Communications, Inc. named therein. Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 15,
                  1998 (File No. 0-20833), and incorporated herein by reference.

         10.17    Amendment No. 4 to Credit Agreement dated as of March 31,
                  1998, between Lamar Advertising Company, certain of its subsidiaries, the lenders party thereto and The Chase
                  Manhattan Bank, as administrative agent. Previously filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1- 12407), and incorporated herein by reference.

       **11.1     Statement regarding computation of per share earnings.

       **21.1     Subsidiaries of the Company.

       **23.1     Consent of KPMG LLP.

         23.2     Consent of KPMG LLP. Filed herewith.

       **27.1     Financial Data Schedule.

--------------
* Management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.

** Previously filed with the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-12407)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LAMAR ADVERTISING COMPANY



DATED:   August 4, 1999             By:  /s/ Kevin P. Reilly, Jr.
                                         -----------------------------------
                                         Kevin P. Reilly, Jr.
                                         President and Chief Executive Officer

                               INDEX TO EXHIBITS

      Exhibit
      Number                            Description
      -------                           -----------
         3.1      Amended and Restated Certificate of Incorporation of the
                  Company. Filed as Exhibit 3.1 to the Company's Registration
                  Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

         3.2      Certificate of Amendment to the Amended and Restated
                  Certificate of Incorporation of the Company. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, (File No. 1-12407), and incorporated herein by reference.

         3.3      By-laws of the Company, as amended. Previously filed as
                  Exhibit 3.2 to the Company's Registration Statement on Form
                  S-1 (File No. 333- 05479), and incorporated herein by reference.

         4.1 Specimen certificate for the shares of Class A Common Stock of the Company. Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No.
                  333-05479), and incorporated herein by reference.

         4.2      Senior Secured Note dated May 19, 1993. Previously filed as
                  Exhibit 4.1 to the Company's Registration Statement on Form
                  S-1 (File No. 33- 59624), and incorporated herein by reference.

         4.3      Indenture dated May 15, 1993 relating to the Company's 11%
                  Senior Secured Notes due May 15, 2003. Previously filed as
                  Exhibit 4.3 to the Company's Registration Statement on Form
                  S-1 (File No. 33-59624), and incorporated herein by reference.

         4.4 First Supplemental Indenture dated July 30, 1996 relating to the Company's 11% Senior Secured Notes due May 15, 2003.
                  Previously filed as Exhibit 4.5 to the Company's Registration
                  Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

         4.5 Form of Second Supplemental Indenture in the form of an Amended and Restated Indenture dated November 8, 1996 relating to the Company's 11% Senior Secured Notes due May
                  15, 2003. Previously filed as Exhibit 4.1 to the Company's
                  Current Report on Form 8-K filed on November 15, 1996 (File
                  No. 1-12407), and incorporated herein by reference.

         4.6 Notice of Trustee dated November 8, 1996 with respect to the release of the security interest in the Trustee on behalf of the holders of the Company's 11% Senior Secured Notes due May
                  15, 2003. Previously filed as Exhibit 4.2 to the Company's
                  Current Report on Form 8-K filed on November 15, 1996 (File
                  No. 1-12407), and incorporated herein by reference.

         4.7 Form of Subordinated Note. Previously filed as Exhibit 4.8 to the Company's Registration Statement on Form S-1 (File No.
                  333-05479), and incorporated herein by reference.

         4.8 Indenture dated as of November 15, 1996 between the Company, certain of its subsidiaries and State Street Bank and Trust
                  Company, as trustee, relating to the Company's 9 5/8% Senior
                  Subordinated Notes due 2006. Previously filed as Exhibit 4.11 to the Company's Registration Statement on Form S-3 (File No.
                  333-14789), and incorporated herein by reference.

         4.9 Form of 9 5/8% Senior Subordinated Note due 2006. Previously filed as Exhibit 4.12 to the Company's Registration Statement on Form S-3 (File No. 333-14789), and incorporated herein by reference.

         4.10 Form of 8 5/8% Senior Subordinated Note due 2007. Previously filed as Exhibit 4.10 to the Company's Annual Report on Form
                  10-K for fiscal year ended December 31, 1997, (File No.
                  1-12407), and incorporated herein by reference.

         4.11 Indenture dated as of September 25, 1997 between the Company, certain of its subsidiaries, and State Street Bank and Trust
                  Company, as trustee, relating to the Company's 8 5/8% Senior
                  Subordinated Notes due 2007. Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 30, 1997 (File No. 1-12407), and incorporated herein by reference.

         4.12     Indenture dated August 15, 1997, relating to Outdoor
                  Communications, Inc. 9 1/4% Senior Subordinated Notes.
                  Previously filed as Exhibit 4.1 to the Company's Quarterly
                  Report on Form 10-Q for the period ended September 30, 1998,
                  (File No. 1-12407) and incorporated herein by reference.

         4.13 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank as Trustee, dated
                  October 1, 1998. Previously filed as Exhibit 4.2 to the
                  Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1998, (File No. 1-12407) and incorporated herein by reference.

         4.14 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated
                  October 23, 1998. Previously filed as Exhibit 4.3 to the
                  Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1998, (File No. 1-12407) and incorporated herein by reference.

         4.15     Supplemental Indenture to the Indenture dated November 15,
                  1996 among the Company, certain of its subsidiaries and State
                  Street Bank and Trust Company, as Trustee, dated October 23,
                  1998. Previously filed as Exhibit 4.4 to the Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 1998, (File No. 1-12407) and incorporated herein by reference.

         4.16     Supplemental Indenture to the Indenture dated September 25,
                  1997 among the Company, certain of its subsidiaries and State
                  Street Bank and Trust Company, as Trustee, dated October 23,
                  1998. Previously filed as Exhibit 4.5 to the Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 1998, (File No. 1-12407) and incorporated herein by reference.

         10.1     Consulting Agreement dated July 1, 1996 between the Lamar
                  Texas Limited Partnership and the Reilly Consulting Company,
                  L.L.C., of which Kevin P. Reilly, Sr. is the manager.
                  Previously filed as Exhibit 10.2 to the Company's
                  Registration Statement on Form S-1 (File No. 33-05479), and incorporated herein by reference.

         10.2 Indenture dated as of September 24, 1986 relating to the Company's 8% Unsecured Subordinated Debentures. Previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

         10.3* The Lamar Savings and Profit Sharing Plan Trust. Previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

         10.4     Trust under The Lamar Corporation, its Affiliates and
                  Subsidiaries Deferred Compensation Plan dated October 3,
                  1993. Previously filed as Exhibit 10.11 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended October
                  31, 1995 (File No. 33-59624), and incorporated herein by reference.

         10.5* 1996 Equity Incentive Plan. Previously filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No.
                  333-05479), and incorporated herein by reference.

         10.6     Bank Credit Agreement dated December 18, 1996 between the
                  Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Previously filed as Exhibit 10.18 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended October
                  31, 1996 (File No. 1-12407), and incorporated herein by reference.

         10.7     Amendment No. 1 to the Bank Credit Agreement dated as of
                  March 31, 1997 between the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto and the Chase
                  Manhattan Bank, as administrative agent. Previously filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 1-12407), and incorporated herein by reference.

         10.8     Amendment No. 2 to the Bank Credit Agreement dated as of
                  September 12, 1997 between the Company, certain of its subsidiaries, the lenders party thereto and The Chase
                  Manhattan Bank, as administrative agent. Previously filed as
                  Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 30, 1997 (File No. 1-12407), and incorporated herein by reference.

         10.9     Amendment No. 3 to the Bank Credit Agreement dated as of
                  December 31, 1997 between the Company, certain of its subsidiaries, the lenders party thereto and The Chase
                  Manhattan Bank, as administrative agent. Previously filed as
                  Exhibit 10.9 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, (File No. 1- 12407), and incorporated herein by reference.

         10.10 Contract to Sell and Purchase, dated as of October 9, 1996, between the Company and Outdoor East L.P. Previously filed as
                  Exhibit 10.16 to the Company's Registration Statement on Form
                  S-3 (File No. 333- 14677), and incorporated herein by reference.

         10.11 Stock Purchase Agreement, dated as of September 25, 1996, between the Company and the shareholders of FKM Advertising, Co., Inc. Previously filed as Exhibit 10.17 to the Company's
                  Registration Statement on Form S-3 (File No. 333-14677), and incorporated herein by reference.

         10.12 Stock Purchase Agreement dated as of February 7, 1997 between the Company and the stockholders of Penn Advertising, Inc.
                  named therein. Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 14, 1997
                  (File No. 1-12407), and incorporated herein by reference.
                  10.13 Asset Purchase Agreement dated as of August 15, 1997 between The Lamar Corporation and Outdoor Systems, Inc.
                  Previously filed as Exhibit 2.1 to the Company's Current
                  Report on Form 8-K filed on August 27, 1997 (File No.
                  1-12407), and incorporated herein by reference.

         10.14    Bank Credit Agreement dated July 16, 1998, between the
                  Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Previously filed as Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the period ended June 30,
                  1998, (File No. 0-020833), and incorporated herein by reference.

         10.15    Amendment No. 1 to the Amended and Restated Bank Credit
                  Agreement dated September 15, 1998, between the Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No.
                  0-20833) and incorporated herein by reference.

         10.16 Stock Purchase Agreement dated as of October 1, 1998, between the Company and the stockholders of Outdoor Communications, Inc. named therein. Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 15,
                  1998 (File No. 0-20833), and incorporated herein by reference.

         10.17    Amendment No. 4 to Credit Agreement dated as of March 31,
                  1998, between Lamar Advertising Company, certain of its subsidiaries, the lenders party thereto and The Chase
                  Manhattan Bank, as administrative agent. Previously filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1- 12407), and incorporated herein by reference.

       **11.1     Statement regarding computation of per share earnings.

       **21.1     Subsidiaries of the Company.

       **23.1     Consent of KPMG LLP.

         23.2     Consent of KPMG LLP. Filed herewith.

       **27.1     Financial Data Schedule.

--------------
* Management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.

** Previously filed with the Company's Annual Report on form 10-K for the fiscal year ended December 31, 1998 (File No. 1-12407).