Form 10-Q
period 1999-06-30
LAMAR ADVERTISING CO/NEW
filed 1999-08-16
CIK 1090425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1999
or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from

Commission file number 0-20833

                           LAMAR ADVERTISING COMPANY
             (Exact name of registrant as specified in its charter)

                    DELAWARE                           72-1205791
          (State or other jurisdiction              (I.R.S. Employer
               of incorporation)                   Identification No.)

             5551 Corporate Blvd.,
                Baton Rouge, LA                           70808
             (Address of principal                      (Zip Code)
              executive officers)

Registrant's telephone number, including area code (225) 926-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X                                 No
                               -------                                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Outstanding as of
             Class                      August 6, 1999
             -----                     -----------------
Class A Common Stock,$ .001 par value     43,568,340
Class B Common Stock,$ .001 par value     17,699,997

                                    CONTENTS

                                                                                         Page
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        Condensed Consolidated Balance Sheets as of
        June 30, 1999 and December 31, 1998................................................1-2

        Condensed Consolidated Statements of Operations for the three months ended June 30, 1999 and June 30, 1998 and six months ended June 30, 1999 and June 30, 1998................................................3

        Condensed Consolidated Statements of Comprehensive Income for
        the three months ended June 30, 1999 and June 30, 1998 and six months ended June 30, 1999 and June 30, 1998.....................................4

        Condensed Consolidated Statements of Cash Flows
        for the six months ended June 30, 1999 and
        June 30, 1998......................................................................5-6

        Notes to Condensed Consolidated Financial
        Statements........................................................................7-11

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................................12-15

ITEM 3. Quantitative and Qualitative Disclosures About
        Market Risks........................................................................15

ITEM 4. Submission of matters to a vote of security holders.................................16

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.................................................16-17

        Signatures..........................................................................18

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               June 30,     December 31,
                                                                 1999           1998
                                                              ----------     ----------
ASSETS
Cash and cash equivalents                                     $    4,249     $  128,597

Receivables
     Trade accounts, net                                          45,534         39,681
     Affiliates, related parties
       and employees                                                 564            378
     Other                                                           495            321
                                                              ----------     ----------
       Net receivables                                            46,593         40,380
Prepaid expenses                                                  13,321         12,346
Other current assets                                               2,327          1,736
                                                              ----------     ----------
     Total current assets                                         66,490        183,059
                                                              ----------     ----------

Property, plant and equipment                                    723,828        661,324
     Less accumulated depreciation
       and amortization                                         (177,700)      (153,972)
                                                              ----------     ----------
       Net property, plant and equipment                         546,128        507,352
                                                              ----------     ----------

Intangible assets                                                781,217        705,934
Receivables - noncurrent                                           3,632          1,972
Other assets                                                      13,467         15,060
                                                              ----------     ----------
     Total assets                                              1,410,934      1,413,377
                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                   $    4,325          4,258
     Accrued expenses                                             25,870         25,912
     Current maturities of long-term
       debt                                                        4,078         49,079
     Deferred income                                               8,261          9,589
                                                              ----------     ----------
     Total current liabilities                                    42,534         88,838

Long-term debt                                                   885,306        827,453
Deferred tax liability                                            21,848         25,613
Deferred income                                                    1,283          1,293
Other liabilities                                                  4,833          3,401
                                                              ----------     ----------
     Total liabilities                                           955,804        946,598
                                                              ----------     ----------

                                                                                                        (continued)

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    June 30,        December 31,
                                                                                      1999             1998
                                                                                   -----------      -----------
STOCKHOLDERS' EQUITY

Class A preferred stock, par value $638, $63.80 cumulative dividends, authorized 10,000 shares; 5,719.49 shares issued and outstanding at June
      30, 1999, and December 31, 1998, respectively                                      3,649            3,649

Class A common stock, $.001 par value, authorized 125,000,000 shares; issued and outstanding 43,568,340 shares and 43,392,876 shares at June 30, 1999,
      and December 31, 1998, respectively                                                   44               43

Class B common stock, $.001 par value, authorized 37,500,000 shares; issued and
      outstanding 17,699,997 shares at June 30, 1999, and December 31, 1998                 18               18

Additional paid in capital                                                             509,952          505,644

Accumulated deficit                                                                    (58,533)         (42,575)
                                                                                   -----------      -----------

     Stockholders' equity                                                              455,130          466,779
                                                                                   -----------      -----------


Total liabilities and
 stockholders' equity                                                              $ 1,410,934        1,413,377
                                                                                   ===========      ===========


See accompanying notes to consolidated financial statements

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             Three Months Ended                 Six Months Ended
                                                                 June 30,                            June 30,
                                                           1999             1998              1999               1998
                                                      ------------      ------------      ------------      ------------
Net revenues                                          $     97,809      $     69,675      $    183,575      $    128,072
------------                                          ------------      ------------      ------------      ------------

Operating expenses
     Direct advertising expenses                            30,481            21,609            60,245            42,439
     Selling, general and administrative expenses           20,754            15,008            40,853            28,224
     Depreciation and amortization                          32,652            19,491            64,213            37,096
                                                      ------------      ------------      ------------      ------------
                                                            83,887            56,108           165,311           107,759
                                                      ------------      ------------      ------------      ------------
       Operating income                                     13,922            13,567            18,264            20,313
                                                      ------------      ------------      ------------      ------------

Other expense (income)
     Interest income                                          (269)             (129)             (955)             (236)
     Interest expense                                       18,234            13,915            36,379            27,241
     (Gain) loss on disposition of assets                     (141)              709              (477)              392
                                                      ------------      ------------      ------------      ------------
                                                            17,824            14,495            34,947            27,397
                                                      ------------      ------------      ------------      ------------

Loss before income taxes and cumulative effect
     of a change in accounting principle                    (3,902)             (928)          (16,683)           (7,084)

Income tax expense (benefit)                                 1,076               142            (1,766)           (1,423)
                                                      ------------      ------------      ------------      ------------

Loss before cumulative effect of a change
     in accounting principle                                (4,978)           (1,070)          (14,917)           (5,661)
                                                      ------------      ------------      ------------      ------------

Cumulative effect of a change in accounting
     principle                                                --                --                (767)             --
                                                      ------------      ------------      ------------      ------------

Net loss                                                    (4,978)           (1,070)          (15,684)           (5,661)

     Preferred stock dividends                                 183               183               274               274
                                                      ------------      ------------      ------------      ------------

Net loss applicable to common stock                         (5,161)           (1,253)          (15,958)           (5,935)
                                                      ------------      ============      ============      ============

Loss before cumulative effect of a change in
     accounting principle per common share -
     basic and diluted                                $       (.08)     $       (.02)     $       (.25)     $       (.12)
                                                      ============      ============      ============      ============

Cumulative effect of a change in accounting
     principle, net of tax, per common share -
     basic and diluted                                       $(--)             $(--)      $       (.01)            $(--)
                                                      ============      ============      ============      ============

Net loss per common share - basic                     $       (.08)     $       (.02)     $       (.26)     $       (.12)
                                                      ============      ============      ============      ============
Net loss per common share - diluted                   $       (.08)     $       (.02)     $       (.26)     $       (.12)
                                                      ============      ============      ============      ============

Weighted average common shares outstanding              61,227,406        48,802,640        61,185,610        48,080,862
Incremental common shares from dilutive stock
  options                                                     --                --                --                --
                                                      ------------      ------------      ------------      ------------
Weighted average common shares assuming dilution        61,227,406        48,802,640        61,185,610        48,080,862
                                                      ============      ============      ============      ============


See accompanying notes to consolidated financial statements

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                       Three Months Ended          Six Months Ended
                                                            June 30,                   June 30,
                                                       1999          1998         1999          1998
                                                     --------      --------     --------      --------
Net loss applicable to common
     stock                                          $ (5,161)     $ (1,253)     $(15,958)     $ (5,935)

Other comprehensive income (loss) unrealized
      loss on investment securities (net
      of deferred tax benefit of $0 and $84
      for the three months ended June 30,
      1999 and 1998, respectively and $0 and
      $217 for the six months ended June 30, 1999
      and 1998, respectively.)                          --            (137)         --             354
                                                    --------      --------      --------      --------

Comprehensive Income (loss)                         $ (5,161)     $ (1,390)     $(15,958)     $ (5,581)
                                                    ========      ========      ========      ========


See accompanying notes to consolidated financial statements

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                      1999           1998
                                                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                            $ (15,684)     $  (5,661)

Adjustments to reconcile net loss to net
  cash provided by operating activities:
     Depreciation and amortization                                                     64,213         37,096
     (Gain) loss on disposition of assets                                                (477)           392
     Deferred taxes                                                                    (4,469)          (654)
     Provision for doubtful accounts                                                      500            703
Changes in operating assets and liabilities:
     Decrease (Increase) in:
       Receivables                                                                     (6,945)        (1,042)
       Prepaid expenses                                                                  (150)          (295)
       Income taxes refundable                                                          1,086         (1,854)
       Other assets                                                                       (63)        (1,214)
     Increase (Decrease) in:
       Trade accounts payable                                                              67            200
       Accrued expenses                                                                (4,441)        (1,420)
       Other liabilities                                                                   36           (167)
       Deferred income                                                                 (1,373)          (853)
                                                                                    ---------      ---------
       Net cash provided by operating
         activities                                                                    32,300         25,231


CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable                                                           (1,590)          (280)
Acquisition of new markets                                                           (138,297)      (187,175)
Capital expenditures                                                                  (30,274)       (24,260)
Proceeds from disposition of assets                                                     1,602          1,289
                                                                                    ---------      ---------
     Net cash used in investing activities                                           (168,559)      (210,426)


                                                                                                        (continued)

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                           Six Months Ended
                                                               June 30,
                                                         1999           1998
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                 2,194        179,929
Principal payments on long-term debt                     (47,009)        (2,341)
Proceeds from issuance of notes payable                     --               70
Net borrowings under credit agreements                    57,000          7,000
Dividends                                                   (274)          (274)
                                                       ---------      ---------
     Net cash provided by financing activities            11,911        184,384

Net decrease in cash and cash equivalents               (124,348)          (811)

Cash and cash equivalents at beginning
     of period                                           128,597          7,246
                                                       ---------      ---------

Cash and cash equivalents at end of
     period                                                4,249          6,435
                                                       =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                 $  36,196      $  27,100
                                                       =========      =========

Cash paid for state and
  federal income taxes                                 $   1,485      $     872
                                                       =========      =========


See accompanying notes to consolidated financial statements

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1. Significant Accounting Policies

The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculations of basic earnings per share exclude any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Antidilutive shares of 555,558, 611,296, 579,170 and 623,742 for the three month periods ended June 30, 1999 and 1998 and six month periods ended June 30, 1999 and 1998 respectively have been excluded from the calculations of diluted earnings per share.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net earnings.

New Accounting Pronouncements

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and requires that the costs of start-up activities, including organizational costs, be expensed as incurred. The effect of SOP 98-5 is recorded as a cumulative effect of a change in accounting principle as described in Accounting Principles Board Opinion No. 20 "Accounting Changes".

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

2. Acquisitions

On January 5, 1999, the Company purchased all of the outdoor advertising assets of American Displays, Inc. for a cash purchase price of approximately $14,500.

On February 1, 1999, the company purchased all of the outdoor advertising assets of KJS, LLC for a cash purchase price of $40,500.

On April 1, 1999, the Company purchased all of the assets of Frank Hardie, Inc. for a cash purchase price of approximately $20,300.

On June 1, 1999, the Company purchased the assets of Vivid, Inc. for a cash purchase price of approximately $22,100.

During the six months ended June 30, 1999, the company completed 30 additional acquisitions of outdoor advertising and transit assets for an aggregate cash purchase price of approximately $42,100 and the issuance of 13,023 shares of Class A common stock valued at approximately $500.

Each of these acquisitions were accounted for under the purchase method of accounting, and, accordingly, the accompanying financial statements include the results of operations of each acquired entity from the date of acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition. The following is a summary of the allocation of the purchase price in the above transactions.


                                         Property
                          Current        Plant &                      Customer        Other           Current        Long-term
                           Assets       Equipment      Goodwill         Lists         Assets        Liabilities     Liabilities
                         --------       ---------      --------       --------        ------        -----------     -----------
American Displays             87            899         10,532          3,227             50            (284)           --
KJS, LLC                      46          9,468         30,543          4,479             10          (2,079)         (1,921)
Frank Hardie                 187          6,595         10,451          3,620             10            (525)           --
Vivid, Inc.                  357          8,402          9,830          4,055             30            (593)
Other                        189         11,301         28,713          4,810            165          (1,103)         (1,549)
                          ------         ------         ------         ------         ------          -------         ------

                             866         36,665         90,069         20,191            265          (4,584)         (3,470)
                          ======         ======         ======         ======         ======          ======          ======

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

Summarized below are certain unaudited pro forma statements of operations data for the six months ended June 30, 1999 and June 30, 1998 as if each of the above acquisitions and the acquisitions occurring in 1998, which were fully described in the Company's December 31, 1998 Annual Report on Form 10-K, had been consummated as of January 1, 1998. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                                    Three Months Ended                        Six Months Ended
                                                         June 30,                                 June 30,
                                                 1999                1998                 1999                 1998
                                                 ----                ----                 ----                 ----
Revenues, net                               $   98,541          $   91,047          $   188,072          $   173,915

Net loss applicable to
  common stock                                  (5,450)             (7,173)             (17,034)             (18,630)

Net loss per common share - basic                 (.09)               (.15)                (.28)                (.39)
Net loss per common share - diluted               (.09)               (.15)                (.28)                (.39)

In addition, on June 1, 1999, the Company agreed to purchase the outdoor advertising business of Chancellor Media Outdoor Corporation for $700,000 in cash and 26,227,273 shares of the Company's Class A Common Stock. The acquisition is subject to antitrust review by the Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The completion of the acquisition is also subject to approval by the Company's stockholders of the issuance of the shares of Class A common stock as proposed in the acquisition, lender approvals, and the satisfaction of other customary closing conditions. Accordingly, the Company cannot be sure whether or when the Chancellor Outdoor acquisition will be completed. The Reilly Family Limited Partnership, which is controlled by Kevin P. Reilly, Jr., Chief Executive Officer of the Company and holds more than 80% of the Company stockholder voting power, has agreed to vote in favor of the transaction. Lamar expects to fund the cash portion of the purchase price with bank loans under a new credit facility which it expects to put in place prior to closing.

3. New Bank Credit Facility

On June 15, 1999, the Company received a commitment from The Chase Manhattan Bank to replace its existing bank credit facility with a new bank credit facility under which The Chase Manhattan Bank will serve as administrative agent. The new $1,000,000 bank credit facility consists of (1) a $350,000 revolving bank credit facility and (2) a $650,000 term facility with two tranches, a $450,000 Term A facility and a $200,000 Term facility. As a result of the holding company reorganization completed on July 20, 1999 and explained in footnote 5, the existing bank credit facility and the new bank credit facility will be obligations of Lamar Media Corp. and not Lamar Advertising Company.

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

4. Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company's direct or indirect wholly-owned subsidiaries that have guaranteed the Company's obligations with respect to its publicly issued notes (collectively, the "Guarantors") are not included herein because the Guarantors are jointly and severally liable under the guarantees, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Summarized financial information for Missouri Logos, a Partnership, a 66 2/3% owned subsidiary of the Company and the only subsidiary of the Company that is not a Guarantor, is set forth below:

Balance Sheet Information:                                  June 30, 1999                    December 31, 1998
                                                            -------------                    -----------------
                                                             (Unaudited)
Current assets                                                 391                                   248
Total assets                                                   439                                   297
Total liabilities                                               10                                     7
Venturers' equity                                              429                                   290

Income Statement Information:                            Three months ended                  Six months ended
                                                               June 30                           June 30
                                                         1999           1998               1999           1998
                                                         ----           ----               ----           ----
                                                             (Unaudited)                       (Unaudited)

     Revenues                                             258            237                532            501
     Net income                                           106            137                320            299

5. Subsequent Events

On July 16, 1999, the Board of Directors amended the Preferred Stock of the Corporation by establishing 5,720 shares of the 1,000,000 shares of previously undesignated Preferred Stock, par value .001 to be designated "Series AA Preferred Stock". The previously issued Class A Preferred Stock par value $638 was exchanged for the new Series AA Preferred Stock.

On July 20, 1999, the Company reorganized into a new holding company structure. As a result of this reorganization (1) the former Lamar Advertising Company became a wholly owned subsidiary of a newly formed holding company, (2) the name of the former Lamar Advertising Company was changed to Lamar Media Corp.,
(3) the name of the new holding company became Lamar Advertising Company, (4) the outstanding shares of capital stock of the former Lamar Advertising Company, including the Class A common stock, were automatically converted, on a share for share basis, into identical shares of capital stock of the new holding company and (5) the Class A common stock of the new holding company commenced trading on the Nasdaq National Market under the symbol "LAMR" instead of the Class A common stock of the former Lamar Advertising Company. In addition, following the holding company reorganization, substantially all of the former Lamar Advertising Company's debt obligations, including the bank credit facility and other long-term debt remained the

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

obligations of Lamar Media Corp. Under Delaware law, the reorganization did not require the approval of the stockholders of the former Lamar Advertising Company. The purpose of the reorganization was to provide Lamar Advertising Company with a more flexible capital structure and to enhance its financing options. The business operations of the former Lamar Advertising Company and its subsidiaries will not change as a result of the reorganization. Stockholders do not need to take any action since their existing stock certificates represent shares of the new holding company.

On August 10, 1999, the Company completed an offering of $250,000 5 1/4% convertible notes. The proceeds of approximately $243,000 of the convertible notes were used to pay down existing bank debt. The convertible notes were issued by the new holding company, Lamar Advertising Company.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the six month and three month periods ended June 30, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. The future operating results of the Company may differ materially from the results described below. For a discussion of certain factors which may affect the Company's future operating performance, please refer to Exhibit 99.1 hereto entitled "Factors Affecting Future Operating Results".

RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Net revenues increased $55.5 million or 43.3% to $183.6 million for the six months ended June 30, 1999 as compared to the same period in 1998. This increase was attributable to the Company's acquisitions during 1998 and 1999 and internal growth within the Company's existing markets.

Operating expenses, exclusive of depreciation and amortization, increased $30.4 million or 43.1% for the six months ended June 30, 1999 as compared to the same period in 1998. This was primarily the result of the additional operating expenses related to acquired outdoor advertising assets and the newly developed logo sign contracts.

Depreciation and amortization expense increased $27.1 million or 73.1% from $37.1 million for the six months ended June 30, 1998 to $64.2 million for the six months ended June 30, 1999 as a result of an increase in capitalized assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income decreased $2.0 million or 10.1% to $18.3 million for six months ended June 30, 1999 from $20.3 million for the same period in 1998.

Interest income increased $.7 million as a result of earnings on excess cash investments made during the six months ended June 30, 1999 as compared to the same period in 1998 due to proceeds from a public offering of the Company's securities in December 1998. Interest expense increased $9.2 million from $27.2 million for the six months ended June 30, 1998 to $36.4 million for the same period in 1999 as a result of additional borrowings under the Company's bank credit facility.

Income tax benefit increased $.4 million creating a tax benefit of $1.8 million for the six months ended June 30, 1999 as compared to $1.4 million for the same period in 1998. The effective tax rate for the six months ended June 30, 1999 is
10.6 % which is less than the statutory rate due to permanent differences resulting from non-deductible amortization of goodwill.

Due to the adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred, the Company recognized an expense of $.8 million as a cumulative effect of a change in accounting principle. This expense is a one time adjustment to recognize start-up activities and organization costs that were capitalized in prior periods.

As a result of the above factors, the Company recognized a net loss for the six months ended June 30, 1999 of $15.7 million, as compared to a net loss of $5.7 million for the same period in 1998.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues for the three months ended June 30, 1999 increased $28.1 million or 40.4% to $97.8 million from $69.7 million for the same period in 1998.

Operating expenses, exclusive of depreciation and amortization, for the three months ended June 30, 1999 increased $14.6 million or 39.9% over the same period in 1998.

Depreciation and amortization expense increased $13.2 million or 67.5% from $19.5 million for three months ended June 30, 1998 to $32.7 million for the three months ended June 30, 1999.

Operating income increased $.3 million or 2.6% to $13.9 million for the three months ended June 30, 1999 as compared to $13.6 million for the same period in 1998.

Interest expense increased $4.3 million from $13.9 million for the three months ended June 30, 1998 to $18.2 million for the same period in 1999.

The Company recognized a net loss for the three months ended June 30, 1999 of $5.0 million.

The results for the three months ended June 30, 1999 were affected by the same factors as the six months ended June 30, 1999. Reference is made to the discussion of the six month results.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds and the issuance of debt and equity securities.

During the six months ended June 30, 1999, the Company financed its acquisition activity of approximately $138.3 million with remaining proceeds from the December, 1998 equity offering and borrowings under the Company's revolving bank credit facility. At June 30, 1999, following these acquisitions, the Company had $192 million available under the revolving bank credit facility. In July 1999, the Company financed the Action Outdoor acquisition with a draw of $9 million under the revolving bank credit facility.

The Company's net cash provided by operating activities increased $7.1 million from $25.2 million for the six months ended June 30, 1998 to $32.3 million for the six months ended June 30, 1999 due primarily to an increase in noncash items of $22.2 million, which includes an increase in depreciation and amortization of $27.1 million offset by a decrease in deferred taxes of $3.8 million and a decrease in gain or loss on disposition of assets of $.9 million. The increase in noncash items was offset by a decrease in net earnings of $10.0 million, a decrease in accrued expenses of $3.0 million and an increase in receivables of $5.9 million. Net cash used in investing activities decreased $41.8 million from $210.4 million for the six months ended June 30, 1998 to $168.6 million for the same period in 1999. This decrease was due to a $48.9 million decrease in acquisition of outdoor advertising assets offset by a $6.0 million increase in capital expenditures and a $1.3 million increase in notes receivable. Net cash used in financing activities for the six months ended June 30, 1999 is $11.9 million due to $47.0 million in principal payments on long-term debt which primarily consists of the payment of approximately $45.0 million in notes to the three principal shareholders of OCI which was purchased by the Company in October, 1998. The principal payments were offset by $57.0 million in net borrowings under credit agreements which was used primarily to finance acquisitions and $2.2 million in net proceeds from issuance of common stock under the Company's 1996 Equity Incentive Plan.

On June 15, 1999, the Company received a commitment from The Chase Manhattan Bank to replace its existing bank credit facility with a new bank credit facility for which The Chase Manhattan Bank would serve as administrative agent. The new $1 billion bank credit facility would consist of (1) a $350 million revolving bank credit facility, (2) a $650 million term facility with two tranches, a $450 million Term A facility and a $200 million Term B facility. In addition, the new bank credit facility will provide for an uncommitted $400 million incremental facility available at the discretion of the lenders. As a result of the holding company reorganization completed on July 20, 1999 and explained in footnote 5, the existing bank credit facility and the new bank credit facility will be obligations of Lamar Media Corporation and not Lamar Advertising Company.

On August 10, 1999 the Company completed an offering of $250 million of 5 1/4% convertible notes. The proceeds of approximately $243 million of the convertible notes were used to pay existing bank debt. The convertible notes are convertible into Lamar Advertising Company Class A Common Stock at an initial conversion price of $46.25 per share.

Elimination of Tobacco Advertising

By the end of April, 1999, the Company had removed all of its outdoor advertising of tobacco products in connection with settlements the states had reached with the U.S. tobacco companies. Because of these settlements, the Company's tobacco revenues as a percentage of consolidated net revenue have declined from 7% for the 12 months ended December 31, 1998 to 4% for the six months ended June 30, 1999. When displays formerly occupied by tobacco advertisers have become available in the recent past, the Company has been able to attract substitute advertising for the unoccupied space on comparable or more favorable terms. While both of these trends are positive, the Company cannot guarantee that it will be able to attract substitute advertising to occupy the displays which will become unoccupied, or that substitute advertisers will pay rates as favorable to the Company as those paid by tobacco advertisers. If the Company is unable to continue to replace tobacco advertising, the resulting increase in available inventory could cause the Company to reduce its rates or limit the Company's ability to raise rates. In addition, the Company cannot guarantee that substitute advertisers will pay rates as favorable to the Company as those paid by tobacco advertisers.

Impact of Year 2000

The year 2000 issue is the result of the development of computer programs and systems using two digits rather than four digits to define the applicable year. Computer programs and equipment with time-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000.

The year 2000 date recognition problem could cause the Company's computer systems to fail, resulting in miscalculations and incorrect data. Computer systems which may be affected by this year 2000 problem include computer systems embedded in production equipment; displays containing computer systems; business data processing systems;

production, management and planning systems; and personal computers. Consequently, the year 2000 problem could disrupt the Company's daily commercial activities if the Company does not take the steps necessary to address it effectively. In addition, the Company cannot assure you that the Company's customers, suppliers and other third parties that the Company deals with are or will be year 2000 compliant in a timely manner. Interruptions in services provided to the Company or in the purchases made by these third parties could also disrupt the Company's operations. Parties affected by a disruption in the Company's operations and services could make claims or bring lawsuits against the Company. Depending upon the extent and duration of any disruptions caused by the year 2000 problem and the specific services affected, these disruptions could have an adverse affect on the Company's business.

ITEM 3.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by the Company. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 1999.

Loans under the Company's bank credit facility bear interest at variable rates equal to the Chase Prime Rate or LIBOR plus the applicable margin. Because the Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit facility. Increases in the interest rates applicable to borrowings under the bank credit facility would result in increased interest expense and a reduction in the Company's net income and after tax cash flow.

At June 30, 1999, there was approximately $307 million of aggregate indebtedness outstanding under the bank credit facility, or approximately 34.7% of the Company's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 1999 with respect to borrowings under the bank credit facility was $9.1 million, and the weighted average interest rate applicable to borrowings under these credit facilities during the six months ended June 30, 1999 was 6.8%. Assuming that the weighted average interest rate was 200-basis points higher (that is 8.8% rather than 6.8%), then the Company's 1999 interest expense would have been approximately $2.7 million higher resulting in a $1.6 million decrease in the Company's six months ended June 30, 1999 net income and after tax cash flow.


The Company attempts to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by also issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company's variable rate and fixed rate indebtedness. In addition, the Company has the capability under the bank credit facility to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.

ITEM 4.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders on Thursday, May 27, 1999. The following represents the results of the proposals submitted to a vote of security holders:

Proposal to Elect Directors

The following persons were elected to the Company's Board of Directors for a term of office expiring at the Company's 2000 Annual Meeting of Stockholders:

                              Votes Cast For        Votes Withheld
                              --------------        --------------
Kevin P. Reilly, Jr            217,684,867             145,991
Sean E. Reilly                 217,684,867             145,991
Keith A. Istre                 217,684,117             146,741
Charles W. Lamar, III          217,684,867             145,991
Gerald H. Marchand             217,684,867             145,991
Jack S. Rome, Jr               217,684,867             145,991
T. Everett Stewart Jr          217,684,867             145,991
Stephen P. Mumblow             217,679,717             151,141

         There were no abstentions or broker non-votes.

Approval of Amendment to the Company's 1996 Equity Incentive Plan

               FOR                                AGAINST                              ABSTAIN
               ---                                -------                              -------
           177,000,000                                   --                                 --
            27,170,524                           13,611,562                             13,972
                34,800                                   --                                 --
          ------------
           204,205,324

Approval of Amendment to the Company's Restated Certificate of Incorporation

               FOR                                 AGAINST                            ABSTAIN
               ---                                 -------                            -------
           177,000,000                                  --                                 --
            40,266,145                             517,919                             11,994
                34,800                                  --                                 --
          ------------
           217,300,945

The Company's 2000 annual meeting of stockholders has been scheduled for May 25, 2000.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

         Exhibit 3.1 Certificate of Incorporation of Lamar New Holding Co.
                     Filed herewith.

         Exhibit 3.2 Certificate of Amendment of Certificate of Incorporation of
                     Lamar New Holding Co. (whereby the name of Lamar New Holding Co. was changed to Lamar Advertising Company.) Filed herewith.

         Exhibit 3.3 Amended and Restated Bylaws. Filed herewith.

         Exhibit 4.1 Indenture dated as of August 10, 1999 between the Company and State Street Bank and Trust Company, as Trustee. Filed herewith.

         Exhibit 4.2 First Supplemental Indenture dated as of August 10, 1999 between the Company and State Street Bank and Trust Company, as Trustee. Filed herewith.

         Exhibit 10.1 Second Amended and Restated Stock Purchase Agreement
                      dated as of August 11, 1999 among the Company, Lamar Media Corp., Chancellor Media Corporation of Los Angeles and Chancellor Mezzanine Holdings Corporation. Previously filed as Appendix A to the Company's Schedule 14C Information Statement filed on August 13, 1999 and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation 5-K, the Schedules and Annexes A and B referred to in the Second Amended and Restated Stock Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementary a copy of any omitted Schedule or Annex to the Commission upon request.

         Exhibit 27.1 Financial Data Schedule.

         Exhibit 99.1 Factors Affecting Future Operating Results.

         (b)      Reports on Form 8-K

                  Reports on Form 8-K were filed with the Commission during the second quarter of 1999 to report the following items as of the dates indicated:

                           On May 7, 1999, the Company filed an 8-K in order to furnish an exhibit for incorporation by reference into the Registration Statements on Form S-3 of Lamar Advertising Company previously filed with Securities and Exchange Commission (File Nos. 333- 50559 and 333-71929), which Registration Statements were declared effective by the Commission on April 28, 1998 and February 12, 1999, respectively, the Company filed as Exhibit 1.1 to such Registration Statements a form of Underwriting Agreement for use in connection with underwritten sales of securities pursuant to such Registration Statements.

                           On June 8, 1999, the Company filed an 8-K/A amending the previously filed 8-K on October 15, 1998 and 8-K/A on October 19, 1998 in order to provide updated historical financial statements and related notes for Outdoor Communications, Inc., which the Company acquired as of October 1, 1998, as well as to include updated pro forma financial information of the Company giving effect to the acquisition. The Company filed as exhibits the unaudited condensed consolidated balance sheets of OCI as of September 30, 1998 and June 30, 1998 and unaudited condensed consolidated statements of operations, and cash flow for the three-month periods ended September 30, 1998 and 1997, and the unaudited pro forma condensed consolidated balance sheet as of September 30, 1998 and statements of loss of the Company giving effect to the OCI acquisition for the year ended December 31, 1998 and the nine months ended September 30, 1998.

                           On June 10, 1999, the Company filed an 8-K announcing that the Company entered into a definitive agreement pursuant to which Lamar Media Corporation will acquire Chancellor's outdoor advertising business for approximately $1.6 billion in stock and cash. Filed as Exhibit 99.1 was a copy of the press release issued on June 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LAMAR ADVERTISING COMPANY


DATED: August 13, 1999                       BY: /s/ Keith Istre
                                                 ------------------------------
                                                 Keith A. Istre
                                                 Chief Financial and Accounting
                                                 Officer and Director

                               INDEX TO EXHIBITS


           EXHIBIT
           NUMBER                    DESCRIPTION
           -------                   -----------

         Exhibit 3.1  Certificate of Incorporation of Lamar New Holding Co.
                      Filed herewith.

         Exhibit 3.2 Certificate of Amendment of Certificate of Incorporation of Lamar New Holding Co. (whereby the name of Lamar New
                      Holding Co. was changed to Lamar Advertising Company).
                      Filed herewith.

         Exhibit 3.3  Amended and Restated Bylaws. Filed herewith.

         Exhibit 4.1 Indenture dated as of August 10, 1999 between the Company and State Street Bank and Trust Company, as Trustee. Filed herewith.

         Exhibit 4.2 First Supplemental Indenture dated as of August 10, 1999 between the Company and State Street Bank and Trust
                      Company, as Trustee.  Filed herewith.

         Exhibit 10.1 Second Amended and Restated Stock Purchase Agreement
                      dated as of August 11, 1999 among the Company, Lamar Media
                      Corp., Chancellor Media Corporation of Los Angeles and
                      Chancellor Mezzanine Holdings Corporation. Previously filed an Appendix A to the Company's Schedule 14C
                      Information Statement filed on August 13, 1999 and incorporated herein by reference. Pursuant to Item
                      601(b)(2) of Regulation 5-K, the Schedules and Annexes A and B referred to in the Second Amended and Restated Stock
                      Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementary a copy of any omitted
                      Schedule or Annex to the Commission upon request.

         Exhibit 27.1 Financial Data Schedule.

         Exhibit 99.1 Factors Affecting Future Operating Results.