Form 10-Q
period 1999-09-30
LAMAR ADVERTISING CO/NEW
filed 1999-11-12
CIK 1090425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1999
or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from

Commission file number 0-30242

                           LAMAR ADVERTISING COMPANY
             (Exact name of registrant as specified in its charter)

                    DELAWARE                          72-1449411
          (State or other jurisdiction              (I.R.S. Employer
               of incorporation)                   Identification No.)

                  5551 Corporate Blvd.,
                    Baton Rouge, LA                       70808
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

                           Yes    X                       No
                                 ---                          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding as of
                         Class                           November 10, 1999
                       ---------                         -----------------
         Class A Common Stock, $.001 par value              70,400,889
         Class B Common Stock, $.001 par value              17,449,997

                           EXPLANATORY NOTE REGARDING
                            CORPORATE REORGANIZATION
                          OF LAMAR ADVERTISING COMPANY

On July 20, 1999, Lamar Advertising Company completed a corporate reorganization to create a new holding company structure. The reorganization was accomplished through a merger under section 251(g) of the Delaware General Corporation Law. At the effective time of the merger, all stockholders of Lamar Advertising Company became stockholders in a new holding company and Lamar Advertising Company became a wholly-owned subsidiary of the new holding company. The new holding company took the Lamar Advertising Company name and the old Lamar Advertising Company was renamed Lamar Media Corp. In the merger, all outstanding shares of old Lamar Advertising Company's capital stock were converted into shares of the new holding company with the same voting powers, designations, preferences and rights, and the same qualifications, restrictions and limitations, as the shares of old Lamar Advertising Company. Following the restructuring, the Class A common stock of the new holding company trades under the symbol "LAMR" on the Nasdaq National Market with the same CUSIP number as the old Lamar Advertising Company's Class A common stock.

In this quarterly report, "Lamar," the "company," "we," "us" and "our" refer to Lamar Advertising Company and its consolidated subsidiaries with respect to periods following the reorganization and to old Lamar Advertising company and its consolidated subsidiaries with respect to periods prior to the reorganization, except where we make it clear that we are only referring to Lamar Advertising Company or a particular subsidiary.

                                    CONTENTS

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of
           September 30, 1999 and December 31, 1998 . . . . . . . . . . . . 1

           Condensed Consolidated Statements of Operations
           for the three months ended September 30, 1999 and
           September 30, 1998 and nine months ended September
           30, 1999 and September 30, 1998 . . . . . . . . . . . . . . . .  2

           Condensed Consolidated Statements of Comprehensive
           Income (Loss) for the three months ended September
           30, 1999 and September 30, 1998 and nine months
           ended September 30, 1999 and September 30, 1998  . . . . . . . . 3

           Condensed Consolidated Statements of Cash Flows
           for the nine months ended September 30, 1999 and
           September 30, 1998 . . . . . . . . . . . . . . . . . . . . . 4 - 5

           Notes to Condensed Consolidated Financial
           Statements . . . . . . . . . . . . . . . . . . . . . . . . .6 - 10

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . .11 - 14

ITEM 3.    Quantitative and Qualitative Disclosures About
           Market Risks . . . . . . . . . . . . . . . . . . . . . . . 14 - 15

ITEM 4.    Submission of Matters to a Vote of Security Holders . . . . . . 15

PART II - OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds . . . . . . . . . . . 15

ITEM 5.    Other Information . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 15 - 19

           Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . 19

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  September 30, December 31,
                                                                                      1999          1998
                                                                                  ------------- ------------
ASSETS
Cash and cash equivalents                                                          $   10,778   $  128,597
Receivables, net                                                                       84,294       40,380
Prepaid expenses                                                                       22,235       12,346
Other current assets                                                                   18,431        1,736
                                                                                   ----------   ----------
     Total current assets                                                             135,738      183,059
                                                                                   ----------   ----------

Property, plant and equipment                                                       1,410,561      661,324
     Less accumulated depreciation and amortization                                  (215,240)    (153,972)
                                                                                   ----------   ----------
       Net property, plant and equipment                                            1,195,321      507,352
                                                                                   ----------   ----------

Intangible assets                                                                   1,881,450      705,934
Other assets - non-current                                                             18,034       17,032
                                                                                   ----------   ----------
     Total assets                                                                  $3,230,543   $1,413,377
                                                                                   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                        $    9,806   $    4,258
     Accrued expenses                                                                  70,608       25,912
     Current maturities of long-term debt                                               4,670       49,079
     Deferred income                                                                   13,178        9,589
                                                                                   ----------   ----------
     Total current liabilities                                                         98,262       88,838

Long-term debt                                                                      1,593,690      827,453
Deferred tax liability                                                                124,364       25,613
Deferred income                                                                         1,224        1,293
Other liabilities                                                                       4,732        3,401
                                                                                   ----------   ----------
     Total liabilities                                                              1,822,272      946,598
                                                                                   ----------   ----------

Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 1,000,000 shares; 5,719.49 shares issued and outstanding at
     September 30, 1999                                                                    --           --
Class A preferred stock, par value $638, $63.80 cumulative dividends, authorized 10,000 shares; 0 and 5,719.49 shares issued and outstanding
     at September 30, 1999, and December 31, 1998, respectively                            --        3,649
Class A common stock, $.001 par value, authorized
     125,000,000 shares; issued and outstanding 70,365,850 shares and 43,392,876
     shares at September 30, 1999, and December 31, 1998, respectively                     70           43
Class B common stock, $.001 par value, authorized 37,500,000 shares; issued and outstanding 17,449,997 and 17,699,997 shares at September 30, 1999,
     and December 31, 1998, respectively                                                   18           18
Additional paid-in capital                                                          1,470,291      505,644
Accumulated deficit                                                                   (62,108)     (42,575)
                                                                                   ----------   ----------
     Stockholders' equity                                                           1,408,271      466,779
                                                                                   ----------   ----------

Total liabilities and stockholders' equity                                         $3,230,543   $1,413,377
                                                                                   ==========   ==========


See accompanying notes to condensed consolidated financial statements

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                            1999           1998           1999           1998
                                                            ----           ----           ----           ----
Net revenues                                            $   111,039    $    73,528    $   294,614    $   201,600
                                                        -----------    -----------    -----------    -----------

Operating expenses
     Direct advertising expenses                             33,236         22,257         93,481         64,696
     Selling, general and administrative expenses            23,172         14,954         64,025         43,178
     Depreciation and amortization                           40,738         20,375        104,951         57,471
                                                        -----------    -----------    -----------    -----------
                                                             97,146         57,586        262,457        165,345
                                                        -----------    -----------    -----------    -----------
       Operating income                                      13,893         15,942         32,157         36,255
                                                        -----------    -----------    -----------    -----------

Other expense (income)
     Interest income                                           (112)          (123)        (1,067)          (359)
     Interest expense                                        21,092         12,116         57,471         39,357
     (Gain) loss on disposition of assets                    (5,189)            81         (5,666)           473
                                                        -----------    -----------    -----------    -----------
                                                             15,791         12,074         50,738         39,471
                                                        -----------    -----------    -----------    -----------

Earnings (loss) before income taxes, extraordinary
     item and cumulative effect of a change in
     accounting principle                                    (1,898)         3,868        (18,581)        (3,216)

Income tax expense (benefit)                                  1,404          2,239           (362)           816
                                                        -----------    -----------    -----------    -----------

Earnings (loss) before extraordinary item and
     cumulative effect of a change in accounting
     principle                                               (3,302)         1,629        (18,219)        (4,032)
                                                        -----------    -----------    -----------    -----------

Extraordinary item - loss on debt extinguishment
     net of tax benefit of $117                                (182)            --           (182)            --
                                                        -----------    -----------    -----------    -----------

Earnings (loss) before cumulative effect of a
     change in accounting principle                          (3,484)         1,629        (18,401)        (4,032)
                                                        -----------    -----------    -----------    -----------

Cumulative effect of a change in accounting
     principle                                                   --             --           (767)            --
                                                        -----------    -----------    -----------    -----------

Net earnings (loss)                                          (3,484)         1,629        (19,168)        (4,032)

     Preferred stock dividends                                   91             91            365            365
                                                        -----------    -----------    -----------    -----------

Net earnings (loss) applicable to common stock          $    (3,575)   $     1,538        (19,533)        (4,397)
                                                        ===========    ===========    ===========    ===========

Earnings (loss) per common share - basic and diluted:
     Earnings (loss) before extraordinary item and
       accounting change                                $      (.05)   $       .03           (.30)          (.09)
     Extraordinary Item - loss on debt extinguishment            --             --             --             --
     Cumulative effect of a change in accounting
       principle                                                 --             --           (.01)            --
                                                        -----------    -----------    -----------    -----------
     Net earnings (loss)                                $      (.05)   $       .03    $      (.31)   $      (.09)
                                                        ===========    ===========    ===========    ===========


Weighted average common shares outstanding               65,953,441     54,005,114     62,792,352     50,076,742
Incremental common shares from dilutive stock
  options                                                        --        596,604             --             --
Incremental common shares from convertible debt                  --             --             --             --
                                                        -----------    -----------    -----------    -----------
Weighted average common shares assuming dilution         65,953,441     54,601,718     62,792,352     50,076,742
                                                        ===========    ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                        Three Months Ended      Nine Months Ended
                                                           September 30,          September 30,
                                                        1999         1998       1999         1998
                                                        ----         ----       ----         ----
Net earnings (loss) applicable to
     common stock                                     $   (3,575)  $  1,538   $(19,533)   $   (4,397)

Other comprehensive income (loss) -
     unrealized loss on investment securities (net
     of deferred tax benefit of $217 for the nine
     months ended September 30, 1998)                         --         --         --           354
                                                      ----------   --------   --------    ----------

Comprehensive income (loss)                           $   (3,575)  $  1,538   $(19,533)   $   (4,043)
                                                      ==========   ========   ========    ==========

See accompanying notes to condensed consolidated financial statements

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                      Nine Months Ended
                                                         September 30,
                                                     1999           1998
                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                           $ (19,168)   $  (4,032)

Adjustments to reconcile net loss
  to net cash provided by operating activities:
     Depreciation and amortization                   104,951       57,471
     Cumulative effect of a change in accounting
       principle                                         767           --
     (Gain) loss on disposition of assets             (5,666)         473
     Deferred taxes                                   (9,765)      (2,548)
     Provision for doubtful accounts                   2,114        1,265
Changes in operating assets and liabilities:
     Decrease (Increase) in:
       Receivables                                    (8,866)      (1,520)
       Prepaid expenses                                  445         (714)
       Other assets                                    3,558          978
     Increase (Decrease) in:
       Trade accounts payable                          2,022          770
       Accrued expenses                                  149        1,288
       Other liabilities                                  18         (144)
       Deferred income                                (5,248)       2,252
                                                   ---------    ---------
       Net cash provided by operating
         activities                                   65,311       55,539


CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable                          (1,587)        (280)
Acquisition of new markets                          (831,681)    (220,780)
Capital expenditures                                 (53,435)     (40,420)
Proceeds from disposition of assets                    3,943        1,419
                                                   ---------    ---------
     Net cash used in investing activities          (882,760)    (260,061)

                                                                     (Continued)

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                         Nine Months Ended
                                                           September 30,
                                                        1999          1998
                                                        ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs                                    (12,507)      (2,503)
Net proceeds from issuance of common stock               3,948      181,450
Proceeds from issuance of notes payable                     --           70
Principal payments on long-term debt                   (78,040)      (4,152)
Net proceeds from note offering                        279,594           --
Net borrowings under credit agreements                 507,000       29,000
Dividends                                                 (365)        (365)
                                                     ---------    ---------
     Net cash provided by financing activities         699,630      203,500

Net decrease in cash and cash equivalents             (117,819)      (1,022)

Cash and cash equivalents at beginning
     of period                                         128,597        7,246
                                                     ---------    ---------

Cash and cash equivalents at end of period           $  10,778    $   6,224
                                                     =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                               $  56,183    $  37,328
                                                     =========    =========

Cash paid for state and federal income taxes         $   6,500    $   6,129
                                                     =========    =========

Common stock issuance related to acquisitions        $ 952,255    $   2,505
                                                     =========    =========


See accompanying notes to condensed consolidated financial statements

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.       Significant Accounting Policies

         General

Lamar Advertising Company is principally a holding company ("Holdings") and conducts its operations principally through its wholly-owned subsidiary Lamar Media Corp. ("Lamar Media"). Holdings was incorporated in July, 1999 and became the parent of Lamar Media pursuant to the reorganization described in Note 5. References herein to the "Company" refer to Holdings and its subsidiaries, with respect to periods following the reorganization and to Lamar Media, (formerly known as Lamar Advertising Company) and its subsidiaries, with respect to periods prior to the reorganization. Prior to the formation of Holdings, the consolidated financial statements of the Company represented accounts of Lamar Media and its subsidiaries.

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

         Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculations of basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the Company. The following adjustments were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect:

                                             Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                              1999        1998        1999         1998
                                              ----        ----        ----         ----
Income impact of convertible securities    $    1,261   $     --   $    1,261   $       --
                                           ==========   ========   ==========   ==========

Incremental shares from stock options         689,430         --      558,280      564,937

Incremental shares from convertible debt    3,378,375         --    1,138,500           --
                                           ----------   --------   ----------   ----------

  Dilutive potential common shares          4,067,805         --    1,696,780      564,937
                                           ==========   ========   ==========   ==========

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         Reclassifications

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

On September 15, 1999, Lamar Media Corp. purchased the capital stock of Chancellor Media Outdoor Corporation and Chancellor Media Whiteco Outdoor Corporation, ("Chancellor Outdoor") for a combination of approximately $700,000 in cash and 26,227,273 shares of Class A common stock valued at approximately $947,000. The stock purchase agreement also contains a post-closing adjustment in the event that the net working capital of Chancellor Outdoor as shown on the closing balance sheet is greater or less than $12,000. As of September 30, 1999, the estimated working capital adjustment to be paid by the Company is $33,053.

During the nine months ended September 30, 1999, the company completed 45 additional acquisitions of outdoor advertising and transit assets for an aggregate cash purchase price of approximately $61,000 and the issuance of 135,734 shares of Class A common stock valued at approximately $5,300.

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

                                         Property
                           Current        Plant &                    Other      Other         Current       Long-term
                            Assets      Equipment     Goodwill    Intangibles   Assets      Liabilities    Liabilities
                        -------------   ----------   ----------   -----------  ---------    -----------    ------------
American Displays                  87          899       10,532        3,277          --           (284)             --
KJS, LLC                           46        9,468       30,543        4,489          --         (2,079)         (1,921)
Frank Hardie                      187        6,595       10,451        3,630          --           (525)             --
Vivid, Inc.                       357        8,402        9,830        4,085          --           (593)
Chancellor                     55,997      642,210      784,513      293,748         169        (19,829)       (106,102)
Other                             265       16,098       46,835        6,472          --         (1,271)         (1,880)
                        -------------   ----------   ----------   ----------   ---------    -----------    ------------

                               56,939      683,672      892,704      315,701         169        (24,581)       (109,903)
                        =============   ==========   ==========   ==========   =========    ===========    ============

Summarized below are certain unaudited pro forma statements of operations data as if each of the above acquisitions and the acquisitions occurring in 1998, which were fully described in the Company's December 31, 1998 Annual Report on Form 10-K, had been consummated as of January 1, 1998. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                         1999         1998         1999         1998
                                         ----         ----         ----         ----
Revenues, net                         $ 156,025    $ 146,722    $ 452,063    $ 429,994
                                      =========    =========    =========    =========

Loss before extraordinary items       $ (17,481)   $ (21,683)   $ (67,602)   $ (70,580)
                                      =========    =========    =========    =========

Net loss applicable to
  common stock                        $ (17,754)   $ (21,774)   $ (68,916)   $ (70,945)
                                      =========    =========    =========    =========

Net loss per common share - basic     $   (0.20)   $   (0.40)   $   (0.79)   $   (1.41)
                                      =========    =========    =========    =========
Net loss per common share - diluted   $   (0.20)   $   (0.40)   $   (0.79)   $   (1.41)
                                      =========    =========    =========    =========

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.       Long-term debt

In August 1999, the Company replaced its existing bank credit facility with a new bank credit facility under which The Chase Manhattan Bank serves as administrative agent. The new $1,000,000 bank credit facility consists of (1) a $350,000 revolving bank credit facility and (2) a $650,000 term facility with two tranches, a $450,000 Term A facility and a $200,000 Term B facility. As a result of the holding company reorganization completed on July 20, 1999 and explained in footnote 5, the existing bank credit facility and the new bank credit facility are obligations of Lamar Media Corp., a wholly owned subsidiary, and not Lamar Advertising Company. As of September 30, 1999, the Company had borrowings under this agreement of $757,000.

On August 10, 1999, Lamar Advertising Company, the new holding company, completed an offering of $287,500 5 1/4% Convertible Notes due 2006. The net proceeds of approximately $279,594 of the convertible notes were used to pay down existing bank debt.

In connection with the reorganization of Lamar Advertising Company into a new holding company structure, Lamar Media Corp. (formerly known as Lamar Advertising Company) made a change of control tender offer to the holders of its 9 1/4% Senior Subordinated Notes due 2007 in aggregate principal amount of approximately $103,900. Pursuant to the change of control tender offer and in accordance with the Indenture, Lamar Media Corp. offered to repurchase the Notes for 101% of the principal amount plus accrued interest. A total of $29,876 aggregate principal amount of Notes were tendered for payment on August 19, 1999, and the related 1% prepayment penalty is reflected as an extraordinary item in the Company's income statement, net of tax.

The Company's obligations with respect to its publicly issued notes are not guaranteed by the Company's direct or indirect wholly-owned subsidiaries. Certain obligations of the Company's wholly-owned subsidiary, Lamar Media Corp. are guaranteed by its subsidiaries. For a detailed description of these guarantees see Lamar Media Corp.'s quarterly report on Form 10-Q.

4.       Preferred Stock

On July 16, 1999, the Board of Directors amended the Preferred Stock of the Company by designating 5,720 shares of the 1,000,000 shares of previously undesignated Preferred Stock, par value $.001 as "Series AA Preferred Stock". The previously issued Class A Preferred Stock par value $638 was exchanged for the new Series AA Preferred Stock. The new Series AA Preferred Stock have the same liquidation preferences, dividends and other rights as the previously issued Class A Preferred Stock. The new shares of Series AA Preferred Stock, however, are entitled to one vote per share.

5.       New Holding Company

On July 20, 1999, the Company reorganized into a new holding company structure. As a result of this reorganization (1) the former Lamar Advertising Company became a wholly owned subsidiary of a newly formed holding company, (2) the name of the former Lamar Advertising Company was changed to Lamar Media Corp., (3) the name of the new holding company became Lamar Advertising Company, (4) the outstanding shares of capital stock of the former Lamar Advertising Company, including the Class A common

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

stock, were automatically converted, on a share for share basis, into identical shares of capital stock of the new holding company and (5) the Class A common stock of the new holding company commenced trading on the Nasdaq National Market under the symbol "LAMR" instead of the Class A common stock of the former Lamar Advertising Company. In addition, following the holding company reorganization, substantially all of the former Lamar Advertising Company's debt obligations, including the bank credit facility and other long-term debt remained the obligations of Lamar Media Corp. Under Delaware law, the reorganization did not require the approval of the stockholders of the former Lamar Advertising Company. The purpose of the reorganization was to provide Lamar Advertising Company with a more flexible capital structure and to enhance its financing options. The business operations of the former Lamar Advertising Company and its subsidiaries will not change as a result of the reorganization.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the nine month and three month periods ended September 30, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Net revenues increased $93.0 million or 46.1% to $294.6 million for the nine months ended September 30, 1999 as compared to the same period in 1998. This increase was attributable to the Company's acquisitions during 1998 and 1999 and internal growth within the Company's existing markets.

Operating expenses, exclusive of depreciation and amortization, increased $49.6 million or 46.0% for the nine months ended September 30, 1999 as compared to the same period in 1998. This was primarily the result of the additional operating expenses related to the operations of acquired outdoor advertising assets and the continued development of the logo sign program.

Depreciation and amortization expense increased $47.5 million or 82.6% from $57.5 million for the nine months ended September 30, 1998 to $105.0 million for the nine months ended September 30, 1999 as a result of an increase in capitalized assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income decreased $4.1 million or 11.3% to $32.2 million for nine months ended September 30, 1999 from $36.3 million for the same period in 1998.

Interest income increased $.7 million as a result of earnings on excess cash investments made during the nine months ended September 30, 1999 as compared to the same period in 1998 due to proceeds from a public offering of the Company's Class A common stock in December, 1998. Interest expense increased $18.1 million from $39.4 million for the nine months ended September 30, 1998 to $57.5 million for the same period in 1999 as a result of additional borrowings under the Company's bank credit facility to fund increased acquisition activity and the issuance of $287.5 million convertible notes in August 1999.

There was an income tax benefit of $.4 million for the nine months ended September 30, 1999 as compared to an income tax expense of $.8 million for the same period in 1998. The effective tax rate for the nine months ended September 30, 1999 is approximately 2.0% which is less than statutory rates due to permanent differences resulting from non-deductible amortization of goodwill.

An extraordinary loss on debt extinguishment of $.2 million was incurred during the nine months ended September 30, 1999, as a result of the extinguishment of a portion of the Company's 9 1/4% Senior Subordinated notes due 2007 in connection with a change of control tender offer in July, 1999.

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

As a result of the above factors, the Company recognized a net loss for the nine months ended September 30, 1999 of $19.2 million, as compared to a net loss of $4.0 million for the same period in 1998.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues for the three months ended September 30, 1999 increased $37.5 million or 51.0% to $111.0 million from $73.5 million for the same period in 1998.

Operating expenses, exclusive of depreciation and amortization, for the three months ended September 30, 1999 increased $19.2 million or 51.6% over the same period in 1998.

Depreciation and amortization expense increased $20.3 million or 99.9% from $20.4 million for three months ended September 30, 1998 to $40.7 million for the three months ended September 30, 1999.

Operating income decreased $2.0 million or 12.9% to $13.9 million for the three months ended September 30, 1999 as compared to $15.9 million for the same period in 1998.

Interest expense increased $9.0 million from $12.1 million for the three months ended September 30, 1998 to $21.1 million for the same period in 1999.

The Company recognized a net loss for the three months ended September 30, 1999 of $3.5 million.

The results for the three months ended September 30, 1999 were affected by the same factors as the nine months ended September 30, 1999. Reference is made to the discussion of the nine month results.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds and the issuance of debt and equity securities.

During the nine months ended September 30, 1999, the Company financed its acquisition activity of approximately $1.8 billion with remaining proceeds from the December, 1998 equity offering, borrowings under the Company's bank credit facility and the issuance of approximately 26.4 million shares of common stock. At September 30, 1999, following these acquisitions, the Company had $243 million available under the revolving bank credit facility.

The Company's net cash provided by operating activities increased $9.8 million from $55.5 million for the nine months ended September 30, 1998 to $65.3 million for the nine months ended September 30, 1999 due primarily to an increase in noncash items of $35.7 million, which includes an increase in depreciation and amortization of $47.5 million offset by an increase in gain on disposition of assets of $6.1 million and a decrease in deferred taxes of $7.2 million. The increase in noncash items was offset by a decrease in net earnings of $15.1 million, an increase in receivables of $7.3 million and a decrease in deferred income of $7.5 million. Net cash used in investing activities increased $622.7 million from $260.1 million for the nine months ended September 30, 1998 to $882.8 million for the same period in 1999. This increase was due to a $610.9 million increase in acquisition of outdoor advertising assets and an increase in capital expenditures of $13.0 million. Net cash provided by financing activities for the nine months ended September 30, 1999 is $699.6 million due to $507.0 million in net borrowings under credit agreements which was used primarily to finance acquisitions, $279.6 million in net proceeds from the Company's August 1999 offering of 5 1/4% Convertible Notes due 2006, and $3.9 million in net proceeds from issuance of common stock under the Company's 1996 Equity Incentive Plan offset by $78.0 million in principal payments on long-term debt which consists of scheduled debt service and the payment of approximately $45.0 million in notes to the three principal shareholders of Outdoor Communications, Inc. which was purchased by the Company in October, 1998, and $12.5 million in debt issuance costs primarily related to the new bank credit agreement.

In August 1999, Lamar Media Corp. entered into a new bank credit agreement, replacing its existing bank credit facility, with The Chase Manhattan Bank serving as administrative agent. The new $1 billion bank credit facility consists of (1) a $350 million revolving bank credit facility, (2) a $650 million term facility with two tranches, a $450 million Term A facility and a $200 million Term B facility. In addition, the new bank credit facility provides for an uncommitted $400 million incremental facility available at the discretion of the lenders. As a result of the holding company reorganization completed on July 20, 1999 and explained in footnote 5, the new bank credit facility is an obligation of Lamar Media Corp., a wholly owned subsidiary, and not Lamar Advertising Company.

In August 1999 the Company completed an offering of $287.5 million of 5 1/4% Convertible Notes due 2006. The net proceeds of approximately $279.6 million of the convertible notes were used to pay existing bank debt. The convertible notes are convertible into Lamar Advertising Company Class A common stock at an initial conversion price of $46.25 per share.

On September 15, 1999, the Company financed the cash portion of the purchase price for the acquisition of Chancellor Outdoor with a $50.0 million draw under the revolving credit facility and a $650.0 million draw under Lamar Media's term facility. The Company also issued 26,227,273 shares of the Company's Class A common stock.

Elimination of Tobacco Advertising

By the end of April, 1999, the Company had removed all of its outdoor advertising of tobacco products in connection with settlements the states had reached with the U.S. tobacco companies. Because of these settlements, the Company's tobacco revenues as a percentage of consolidated net revenue have declined from 7% for the 12 months ended December 31, 1998 to 3% for the nine months ended September 30, 1999. When displays formerly occupied by tobacco advertisers have become available in the recent past, the Company has been able to attract substitute advertising for the unoccupied space on comparable or more favorable terms. While both of these trends are positive, the Company cannot guarantee that it will be able to attract substitute advertising to occupy the displays which will become unoccupied, or that substitute advertisers will pay rates as favorable to the Company as those paid by tobacco advertisers. If the Company is unable to continue to replace tobacco advertising, the resulting increase in available inventory could cause the Company to reduce its rates or limit the Company's ability to raise rates. In addition, the Company cannot guarantee that substitute advertisers will pay rates as favorable to the Company as those paid by tobacco advertisers.

Impact of Year 2000

The year 2000 issue is the result of the development of computer programs and systems using two digits rather than four digits to define the applicable year. Computer programs and equipment with time-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000. The year 2000 date recognition problem could cause the Company's computer systems to fail, resulting in miscalculations and incorrect data causing disruption to business operations.

The Company has conducted an assessment of its software and related systems and believes they are year 2000 compliant. The Company's year 2000 effort also included communication with significant third party vendors and customers to determine the extent to which the Company's systems are vulnerable to those parties' failure to reach year 2000 compliance.

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

ITEM 3.

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by the Company. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 1999.

Loans under Lamar Media's bank credit facility bear interest at variable rates equal to the Chase Prime Rate or LIBOR plus the applicable margin. Because the Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit facility. Increases in the interest rates applicable to borrowings under the bank credit facility would result in increased interest expense and a reduction in the Company's net income and after tax cash flow.

At September 30, 1999, there was approximately $757 million of aggregate indebtedness outstanding under Lamar Media's bank credit facility, or approximately 47.5% of the Company's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 1999 with respect to borrowings under the bank credit facility was $14.5 million, and the weighted average interest rate applicable to borrowings under these credit facilities during the nine months ended September 30, 1999 was 6.9%. Assuming that the weighted average interest rate was 200-basis points higher (that is 8.9% rather than 6.9%), then the Company's 1999 interest expense would have been approximately $4.2 million higher resulting in a $2.5 million decrease in the Company's nine months ended September 30, 1999 net income and after tax cash flow.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A written consent of stockholders was executed on September 14, 1999 by The Reilly Family Limited Partnership (the "RFLP") in lieu of a special meeting of the Company's stockholders to approve the issuance of the Company's Class A common stock in connection with the purchase by Lamar Media of all of the outstanding common stock of Chancellor Outdoor for a combination of $700 million in cash and 26,227,273 shares of the Company's Class A common stock. The RFLP holds all of the Class B common stock of the Company which represented approximately 80% of the voting power of the Company at the time the consent was executed. The Company furnished information regarding this transaction in a Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 which was distributed to its stockholders and filed with the Commission on August 13, 1999.

PART II - OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  See Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

ITEM 5.           OTHER INFORMATION.

                  The annual meeting of stockholders of the Company will be held on Thursday, May 25, 2000.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

         Exhibit 2.1 Agreement and Plan of Merger dated as of July 20, 1999, among the Company, Lamar Media and Lamar Holdings Merge Co. Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

         Exhibit 3.1 Certificate of Incorporation of Lamar New Holding Co. Previously filed as exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

         Exhibit 3.2 Certificate of Amendment of Certificate of Incorporation of Lamar New Holding Co. (whereby the name of Lamar New Holding

                           Co. was changed to Lamar Advertising Company). Previously filed as exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

         Exhibit 3.3       Amended and Restated Bylaws. Previously filed as
                           exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

         Exhibit 4.1 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated July 20, 1999. Filed herewith.

         Exhibit 4.2 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated September 15, 1999. Filed herewith.

         Exhibit 4.3 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated September 15, 1999. Filed herewith.

         Exhibit 4.4 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated July 20, 1999. Filed herewith.

         Exhibit 4.5 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated July 20, 1999. Filed herewith.

         Exhibit 4.6 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated September 15, 1999. Filed herewith.

         Exhibit 4.7 Supplemental Indentures to the Indenture dated September 25, 1997 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee. Filed herewith.

         Exhibit 4.8 Supplemental Indentures to the Indenture dated November 15, 1996 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee. Filed herewith.

         Exhibit 4.9 Supplemental Indentures to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee. Filed herewith.

         Exhibit 10.1 Bank Credit Agreement dated August 13, 1999, between Lamar Media Corp., certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Filed herewith.

         Exhibit 10.2 Stockholders Agreement dated as of September 15, 1999 by and among the Company, Chancellor Media Corporation of Los Angeles, Chancellor Mezzanine Holdings Corporation and the Reilly Family Limited Partnership. Filed herewith.

         Exhibit 10.3 Registration Rights Agreement dated as of September 15, 1999 among the Company, Chancellor Media Corporation of Los Angeles and Chancellor Mezzanine Holdings Corporation. Filed herewith.

         Exhibit 10.4 Assumption Agreement dated as of July 20, 1999 by and among the Company, Lamar Media Corp., and the direct and indirect subsidiaries of such corporations. Filed herewith.

         Exhibit 27.1      Financial Data Schedule.  Filed herewith.

         Exhibit 99.1 Factors Affecting Future Operating Results. Filed herewith.

         (b)      Reports on Form 8-K

                  Reports on Form 8-K were filed with the Commission during the third quarter of 1999 to report the following items as of the dates indicated:

                  On July 7, 1999, the Company filed a report on Form 8-K to furnish Financial Statements and Pro Forma Financial Statements for Chancellor Media Outdoor Corporation ("Chancellor Outdoor") and its predecessor companies, the outdoor advertising division of Whiteco Industries, Inc. ("Whiteco"), Martin Media L.P. ("Martin Media") and Martin & MacFarlane, Inc. ("Martin & MacFarlane"), which the Company acquired as of September 15, 1999. The Company filed as exhibits (1) the consolidated balance sheets of Chancellor Outdoor as of December 31, 1998 and March 31, 1999 and consolidated statements of operations, equity and cash flows for the period from July 22, 1998 to December 31, 1998 and the three months ended March 31, 1999 (2) the statements of income, divisional equity and cash flows of Whiteco for the eleven months ended November 30, 1998; balance sheets of Whiteco as of December 31, 1996 and 1997; and statements of income and cash flows for the years ended December 31, 1995, 1996, and 1997 (3) the statements of operations, partners' capital and cash flows of Martin Media for the seven months ended July 31, 1998; balance sheets of Martin Media as of December 31, 1996 and 1997; and statements of operations, partners' capital (deficit) and cash flows of Martin Media for each of the years ended December 31, 1995, 1996 and 1997 (4) the statements of operations, retained earnings and cash flows of Martin & MacFarlane for the seven months ended July 31, 1998; balance sheets of Martin & MacFarlane as of December 31, 1996 and 1997; statements of income, retained earnings and cash flows for the six-month period ended December 31, 1995 and each of the years ended December 31,1996 and 1997; balance sheet of Martin & MacFarlane as of June 30, 1995; and statements of income, retained earnings and cash flows of Martin & MacFarlane for the year ended June 30, 1995. The Company also filed as exhibits unaudited pro forma condensed consolidated statements of operations of the Company for the year ended December 31, 1998 and the three months ended March 31, 1999; and unaudited pro forma condensed consolidated balance sheet of the Company as of March 31, 1999.

                  On July 22, 1999, the Company filed a report on Form 8-K in order to furnish certain exhibits related to the Company's reorganization. The Company filed an Agreement and Plan of Merger dated as of July 20, 1999 among the Company, Lamar New Holding Co., and Lamar Holdings Merge Co. as exhibit 2.1, and a press release issued by the registrant on July 21, 1999 as exhibit 99.1.

                  On July 26, 1999, the Company filed a report on Form 8-K/A to correct a typographical error in "Item 5. Other Events" in the 8-K originally filed on July 22, 1999.

                  On July 28, 1999, the Company filed a report on Form 8-K announcing that it had commenced a public offering of $250,000,000 of convertible notes and filed the related press release as exhibit 99.1.

                  On August 3, 1999, the Company filed a report on Form 8-K announcing its operating results for the second quarter ended June 30, 1999 and filed the related press release as exhibit 99.1.

                  On August 5, 1999, the Company filed a report on Form 8-K announcing that it had agreed to sell $250,000,000 of Convertible Notes through Goldman Sachs & Co., Deutsche Banc Alex. Brown, Morgan Stanley Dean Witter and Salomon Smith Barney as underwriters and filed the related press release as exhibit 99.1.

                  On August 6, 1999, the Company filed two reports on Form 8-K in order to furnish certain exhibits for incorporation by reference into two Registration Statements on Form S-3 of the Company previously filed with Securities and Exchange Commission (File Nos. 333-71929 and 333-50559), which Registration Statements were declared effective by the Commission on February 12, 1999 and April 28, 1998, respectively. The Company filed with respect to each Registration Statement (i) an Underwriting Agreement dated August 4, 1999 among the Company, Goldman, Sachs & Co., Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated and Salomon Smith Barney Inc, (ii) an opinion of Palmer & Dodge LLP, counsel to the Company, regarding the validity of certain convertible notes to be sold by the Company pursuant to such Underwriting Agreement and shares of the Company's Class A Common Stock, $.001 par value per share issuable upon conversion of such notes; (iii) an opinion of Sullivan & Cromwell, counsel to the Underwriters, regarding the validity of the securities to be sold by the Company pursuant to such Underwriting Agreement; (iv) a Form of Indenture to be dated as of August 10,1999 between the Company and State Street Bank and Trust Company, as Trustee;
                  (v) a Form of First Supplemental Indenture to be dated as of August 10, 1999 between the Company and State Street Bank and Trust Company, as Trustee; and (vi) a Statement of Eligibility of Trustee on Form T-1 by State Street Bank and Trust Company.

                  On August 10, 1999, the Company filed a report on Form 8-K announcing that it had completed the sale of $250,000,000 of Convertible Notes through Goldman Sachs & Co., Deutsche Banc Alex. Brown, Morgan Stanley Dean Witter and Salomon Smith Barney as underwriters and filed the related press release as exhibit 99.1.

                  On August 17, 1999, the Company filed a report on Form 8-K announcing that it had completed the sale of an additional $37,500,000 principal amount of convertible notes in a public offering pursuant to the exercise of the underwriters' overallotment option and filed the related press release as exhibit 99.1.

                  On August 20, 1999, the Company filed a report on Form 8-K announcing that as a result of the holding company reorganization on July 20, 1999, the Company is a successor issuer to Old Lamar Advertising, and pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, the Class A common stock of the Company is deemed to be registered under
                  Section 12(g) of the Securities Exchange Act of 1934 instead of the Class A common stock of Old Lamar Advertising. "Old Lamar Advertising Company" refers to the company which was formerly known as "Lamar Advertising Company" prior to the holding company reorganization and which changed its name to "Lamar Media Corp." in connection with the holding company reorganization.

                  On August 25, 1999, the Company filed a report on Form 8-K announcing that in connection with the reorganization of Lamar Advertising Company into a new holding company structure, Lamar Media Corp. (formerly known as Lamar Advertising Company) made a change of control tender offer to the holders of its 9 1/4% Senior Subordinated Notes due 2007 in aggregate principal amount of approximately $103,900,000 issued pursuant to an Indenture dated August 15, 1997, by and among Outdoor Communications, Inc., a company acquired by Lamar whose obligations under the Notes were assumed, certain guarantors under the Indenture and the First Union National Bank as Trustee. Pursuant to the change of control tender offer and in accordance with the Indenture, Lamar Media Corp. offered to repurchase the Notes for 101% of the principal amount plus accrued interest up to but excluding the payment date of August 19, 1999.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LAMAR ADVERTISING COMPANY

         DATED: November 11, 1999      BY: /s/ Keith Istre
                                           ------------------------------
                                           Keith A. Istre
                                           Chief Financial and Accounting
                                           Officer and Director

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                 DESCRIPTION
  -------                -----------
   2.1            Agreement and Plan of Merger dated as of July 20, 1999, among the Company, Lamar Media and Lamar Holdings Merge Co.
                  previously filed as Exhibit 2.1 to the Company's Current
                  Report on Form 8-K filed on July 22, 1999 (File No. 0-30242)
                  and incorporated herein by reference.

   3.1            Certificate of Incorporation of Lamar New Holding Co.
                  Previously filed as exhibit 3.1 to the Company's Quarterly
                  Report on Form 10-Q for the period ended June 30, 1999 (File
                  No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

   3.2            Certificate of Amendment of Certificate of Incorporation of
                  Lamar New Holding Co. (whereby the name of Lamar New Holding
                  Co. was changed to Lamar Advertising Company). Previously filed as exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No.
                  0-20833) filed on August 16, 1999 and incorporated herein by reference.

   3.3 Amended and Restated Bylaws. Previously filed as exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16,
                  1999 and incorporated herein by reference.

   4.1            Supplemental Indenture to the Indenture dated November 15,
                  1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated July
                  20, 1999. Filed herewith.

   4.2            Supplemental Indenture to the Indenture dated September 25,
                  1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated
                  September 15, 1999. Filed herewith.

   4.3 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated
                  September 15, 1999. Filed herewith.

   4.4            Supplemental Indenture to the Indenture dated September 25,
                  1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated July
                  20, 1999. Filed herewith.

   4.5 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated
                  July 20, 1999. Filed herewith.

   4.6            Supplemental Indenture to the Indenture dated November 15,
                  1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated
                  September 15, 1999. Filed herewith.

   4.7            Supplemental Indentures to the Indenture dated September 25,
                  1997 among the Company, certain of its subsidiaries and State
                  Street Bank and Trust Company, as Trustee. Filed herewith.

   4.8            Supplemental Indentures to the Indenture dated November 15,
                  1996 among the Company, certain of its subsidiaries and State
                  Street Bank and Trust Company, as Trustee. Filed herewith.

   4.9            Supplemental Indentures to the Indenture dated August 15,
                  1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee. Filed herewith.

   10.1           Bank Credit Agreement dated August 13, 1999, between Lamar
                  Media Corp., certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Filed herewith.

   10.2           Stockholders Agreement dated as of September 15,
                  1999 by and among the Company, Chancellor Media
                  Corporation of Los Angeles, Chancellor Mezzanine
                  Holdings Corporation and the Reilly Family Limited
                  Partnership. Filed herewith.

   10.3           Registration Rights Agreement dated as of September
                  15, 1999 among the Company, Chancellor Media
                  Corporation of Los Angeles and Chancellor Mezzanine
                  Holdings Corporation. Filed herewith.

   10.4 Assumption Agreement dated as of July 20, 1999 by and among the Company, Lamar Media Corp., and the direct and indirect subsidiaries of such corporations. Filed herewith.

   27.1           Financial Data Schedule.  Filed herewith.

   99.1 Factors Affecting Future Operating Results. Filed herewith.
