Form 10-Q/A
period 1999-09-30
LAMAR ADVERTISING CO/NEW
filed 1999-12-29
CIK 1090425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

[ X ] Amendment No. 1 to Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                           Yes [X]                No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding as of
                  Class                            November 10, 1999
                  -----                            -----------------
Class A Common Stock,$ .001 par value                70,400,889
Class B Common Stock,$ .001 par value                17,449,997

This Amendment No. 1 to Quarterly Report on Form 10-Q/A is being filed solely for the purpose of amending Part I, Item 1 in the Company's Quarterly Report of Form 10-Q for the period ended September 30, 1999, which was filed with the Securities and Exchange Commission on November 12, 1999 (the "September 30 10-Q") to correct typographical errors in footnote 2 "Acquisitions" contained therein. Item I "Financial statements" set forth in the September 30, 10Q is hereby deleted in its entirety and the following is substituted therefor.

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    September 30,     December 31,
                                                                                         1999             1998
                                                                                    ------------      -----------
ASSETS
Cash and cash equivalents                                                            $    10,778      $   128,597
Receivables, net                                                                          84,294           40,380
Prepaid expenses                                                                          22,235           12,346
Other current assets                                                                      18,431            1,736
                                                                                     -----------      -----------
     Total current assets                                                                135,738          183,059
                                                                                     -----------      -----------
Property, plant and equipment                                                          1,410,561          661,324
     Less accumulated depreciation and amortization                                     (215,240)        (153,972)
                                                                                     -----------      -----------
       Net property, plant and equipment                                               1,195,321          507,352
                                                                                     -----------      -----------
Intangible assets                                                                      1,881,450          705,934
Other assets - non-current                                                                18,034           17,032
                                                                                     -----------      -----------
     Total assets                                                                      3,230,543        1,413,377
                                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                          $     9,806      $     4,258
     Accrued expenses                                                                     70,608           25,912
     Current maturities of long-term debt                                                  4,670           49,079
     Deferred income                                                                      13,178            9,589
                                                                                     -----------      -----------
     Total current liabilities                                                            98,262           88,838
Long-term debt                                                                         1,593,690          827,453
Deferred tax liability                                                                   124,364           25,613
Deferred income                                                                            1,224            1,293
Other liabilities                                                                          4,732            3,401
                                                                                     -----------      -----------
     Total liabilities                                                                 1,822,272          946,598
                                                                                     -----------      -----------
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 1,000,000 shares; 5,719.49 shares issued and outstanding at
     September 30, 1999                                                                       --               --
Class A preferred stock, par value $638, $63.80 cumulative dividends, authorized
     10,000 shares; 0 and 5,719.49 shares issued and outstanding at September
     30, 1999, and December 31, 1998, respectively                                            --            3,649
Class A common stock, $.001 par value, authorized
     125,000,000 shares; issued and outstanding
     70,365,850 shares and 43,392,876 shares at
     September 30, 1999, and December 31, 1998,
     respectively                                                                             70               43
Class B common stock, $.001 par value, authorized
     37,500,000 shares; issued and outstanding
     17,449,997 and 17,699,997 shares at September
     30, 1999, and December 31, 1998, respectively                                            18               18
Additional paid-in capital                                                             1,470,291          505,644
Accumulated deficit                                                                      (62,108)         (42,575)
                                                                                     -----------      -----------
     Stockholders' equity                                                              1,408,271          466,779
                                                                                     -----------      -----------
Total liabilities and stockholders' equity                                           $ 3,230,543      $ 1,413,377
                                                                                     ===========      ===========


See accompanying notes to condensed consolidated financial statements

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                     September 30,
                                                              1999              1998              1999              1998
                                                          ------------      ------------      ------------      ------------
Net revenues                                              $    111,039      $     73,528      $    294,614      $    201,600
                                                          ------------      ------------      ------------      ------------

Operating expenses
     Direct advertising expenses                                33,236            22,257            93,481            64,696
     Selling, general and administrative expenses               23,172            14,954            64,025            43,178
     Depreciation and amortization                              40,738            20,375           104,951            57,471
                                                          ------------      ------------      ------------      ------------
                                                                97,146            57,586           262,457           165,345
                                                          ------------      ------------      ------------      ------------
       Operating income                                         13,893            15,942            32,157            36,255
                                                          ------------      ------------      ------------      ------------

Other expense (income)
     Interest income                                              (112)             (123)           (1,067)             (359)
     Interest expense                                           21,092            12,116            57,471            39,357
     (Gain) loss on disposition of assets                       (5,189)               81            (5,666)              473
                                                          ------------      ------------      ------------      ------------
                                                                15,791            12,074            50,738            39,471
                                                          ------------      ------------      ------------      ------------

Earnings (loss) before income taxes, extraordinary
     item and cumulative effect of a change in
     accounting principle                                       (1,898)            3,868           (18,581)           (3,216)

Income tax expense (benefit)                                     1,404             2,239              (362)              816
                                                          ------------      ------------      ------------      ------------

Earnings (loss) before extraordinary item and
     cumulative effect of a change in accounting
     principle                                                  (3,302)            1,629           (18,219)           (4,032)
                                                          ------------      ------------      ------------      ------------

Extraordinary item - loss on debt extinguishment
     net of tax benefit of $117                                   (182)               --              (182)               --
                                                          ------------      ------------      ------------      ------------


Earnings (loss) before cumulative effect of a
     change in accounting principle                             (3,484)            1,629           (18,401)           (4,032)
                                                          ------------      ------------      ------------      ------------

Cumulative effect of a change in accounting
     principle                                                       --               --              (767)               --
                                                          ------------      ------------      ------------      ------------

Net earnings (loss)                                             (3,484)            1,629           (19,168)           (4,032)

     Preferred stock dividends                                      91                91               365               365
                                                          ------------      ------------      ------------      ------------

Net earnings (loss) applicable to common stock            $     (3,575)     $      1,538      $    (19,533)     $     (4,397)
                                                          ============      ============      ============      ============

Earnings (loss) per common share - basic and diluted:
     Earnings (loss) before extraordinary item and
       accounting change                                  $       (.05)     $        .03      $       (.30)     $       (.09)
     Extraordinary Item - loss on debt extinguishment               --                --                --                --
     Cumulative effect of a change in accounting
       principle                                                    --                --              (.01)               --
                                                          ------------      ------------      ------------      ------------
     Net earnings (loss)                                  $       (.05)     $        .03      $       (.31)     $       (.09)
                                                          ============      ============      ============      ============


Weighted average common shares outstanding                  65,953,441        54,005,114        62,792,352        50,076,742
Incremental common shares from dilutive stock
  options                                                           --           596,604                --                --
Incremental common shares from convertible debt                     --                --
                                                          ------------      ------------      ------------      ------------
Weighted average common shares assuming dilution            65,953,441        54,601,718        62,792,352        50,076,742
                                                          ============      ============      ============      ============




See accompanying notes to condensed consolidated financial statements

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                             Three Months Ended          Nine Months Ended
                                                September 30,               September 30,
                                              1999         1998         1999            1998
                                          ----------     --------     --------      ----------
Net earnings (loss) applicable to
     common stock                         $   (3,575)    $  1,538     $(19,533)     $   (4,397)

Other comprehensive income (loss)
     unrealized loss on investment
     securities (net of deferred
     tax benefit of $217 for the nine
     months ended September 30, 1998)             --           --           --             354
                                          ----------     --------     --------      ----------

Comprehensive income (loss)               $   (3,575)    $  1,538     $(19,533)     $   (4,043)
                                          ==========     ========     ========      ==========


See accompanying notes to condensed consolidated financial statements

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                                       Nine Months Ended
                                                                                          September 30,
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


                                                                     (continued)

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                            Nine Months Ended
                                                             September 30,
                                                          1999           1998
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs                                      (12,507)        (2,503)
Net proceeds from issuance of common stock                 3,948        181,450
Proceeds from issuance of notes payable                       --             70
Principal payments on long-term debt                     (78,040)        (4,152)
Net proceeds from note offering                          279,594             --
Net borrowings under credit agreements                   507,000         29,000
Dividends                                                   (365)          (365)
                                                       ---------      ---------
     Net cash provided by financing activities           699,630        203,500

Net decrease in cash and cash equivalents               (117,819)        (1,022)

Cash and cash equivalents at beginning
     of period                                           128,597          7,246
                                                       ---------      ---------

Cash and cash equivalents at end of period             $  10,778      $   6,224
                                                       =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                 $  56,183      $  37,328
                                                       =========      =========

Cash paid for state and federal income taxes           $   6,500      $   6,129
                                                       =========      =========

Common stock issuance related to acquisitions          $ 952,255      $   2,505
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

                                                Three Months Ended           Nine Months Ended
                                                   September 30,               September 30,
                                                 1999         1998          1999           1998
                                             ----------     --------     ----------     ----------
Income impact of convertible securities      $    1,261     $     --     $    1,261     $       --
                                             ==========     ========     ==========     ==========

Incremental shares from stock options           689,430           --        558,280        564,937

Incremental shares from convertible debt      3,378,375           --      1,138,500             --
                                             ----------     --------     ----------     ----------

  Dilutive potential common shares            4,067,805           --      1,696,780        564,937
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


                                     Property
                         Current      Plant &                    Other        Other         Current      Long-term
                          Assets     Equipment    Goodwill    Intangibles     Assets      Liabilities   Liabilities
                         --------    ---------    --------    -----------     ------      -----------   -----------
American Displays             87          899       10,532        3,277          --           (284)           --
KJS, LLC                      46        9,468       30,543        4,489          --         (2,079)       (1,921)
Frank Hardie                 187        6,595       10,451        3,630          --           (525)           --
Vivid, Inc.                  357        8,402        9,830        4,085          --           (593)
Chancellor                55,997      642,210      298,486      779,775         169        (19,829)     (106,102)
Other                        265       16,098       48,172        6,472          --         (1,271)       (3,217)
                          ------      -------      -------      -------         ---        -------      --------

                          56,939      683,672      408,014      801,728         169        (24,581)     (111,240)
                          ======      =======      =======      =======         ===        =======      ========


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

                                           Three Months Ended            Nine Months Ended
                                              September 30,                 September 30,
                                           1999           1998           1999           1998
                                        ---------      ---------      ---------      ---------
Revenues, net                           $ 156,025      $ 146,722      $ 452,063      $ 429,994
                                        =========      =========      =========      =========

Loss before extraordinary items         $ (17,481)     $ (21,683)     $ (67,602)     $ (70,580)
                                        =========      =========      =========      =========

Net loss applicable to
  common stock                          $ (17,754)     $ (21,774)     $ (68,916)     $ (70,945)
                                        =========      =========      =========      =========

Net loss per common share - basic       $   (0.20)     $   (0.40)     $   (0.79)     $   (1.41)
                                        =========      =========      =========      =========
Net loss per common share - diluted     $   (0.20)     $   (0.40)     $   (0.79)     $   (1.41)
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

                                          LAMAR ADVERTISING COMPANY

DATED: December 28, 1999                  BY:  /s/ Keith Istre
                                               ---------------------------------
                                               Keith A. Istre
                                               Chief Financial and Accounting
                                               Officer and Director