Form 10-K
period 1999-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2000-03-28
CIK 1090425, 899045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
                          -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

                         Commission File Number 0-30242
                            Lamar Advertising Company
                         Commission File Number 1-12407
                                Lamar Media Corp.
             (Exact name of registrants as specified in its charter)


          Delaware                                   72-1449411
          Delaware                                   72-1205791
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

5551 Corporate Blvd., Baton Rouge, LA                   70808
(Address of principal executive offices)              (Zip Code)

       Registrants' telephone number, including area code: (225) 926-1000

                     SECURITIES OF LAMAR ADVERTISING COMPANY
                REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of each Exchange
Title of Each Class:                            On Which Registered:
-------------------                             ----------------------
Class A common stock,                           Nasdaq National Market
 $.001 par value

                     SECURITIES OF LAMAR ADVERTISING COMPANY
                REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

                         SECURITIES OF LAMAR MEDIA CORP.
                REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of each Exchange
Title of Each Class:                            On Which Registered:
-------------------                             --------------------
       None                                              N/A

                         SECURITIES OF LAMAR MEDIA CORP.
                REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                    9 5/8% Senior Subordinated Notes due 2006

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company as of March 8, 2000: $1,962,907,848

The number of shares of Lamar Advertising Company's Class A common stock outstanding as of March 8, 2000: 71,555,810

The number of shares of the Lamar Advertising Company's Class B common stock outstanding as of March 8, 2000: 17,000,000

This combined Form 10-K is separately filed by (i) Lamar Advertising Company and
(ii) Lamar Media Corp. (which is a wholly-owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction I(1) (A) and (B) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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

In this annual report, "Lamar," the "Company," "we," "us" and "our" refer to Lamar Advertising Company and its consolidated subsidiaries with respect to periods following the reorganization and to old Lamar Advertising Company with respect to periods prior to the reorganization, except where we make it clear that we are only referring to Lamar Media Corp. or a particular subsidiary.

In addition, "Lamar Media" and "Media" refer to Lamar Media Corp. and its consolidated subsidiaries with respect to periods following the reorganization and to old Lamar Advertising Company with respect to periods prior to the reorganization, except where we make it clear that we are only referring to Lamar Media Corp. or a particular subsidiary.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lamar Advertising Company's proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2000 are incorporated by reference into
Part III of this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This combined Annual Report on Form 10-K of Lamar Advertising Company and Lamar Media Corp. contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about the Company's, and Lamar Media's:

        o         expected operating results;
        o         market opportunities;
        o         acquisition opportunities;
        o         ability to compete; and
        o         stock price.

Generally, the words "anticipates," "believes," "expects," "intends," "estimates," "projects," "plans" and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company's actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others: (1) risks and uncertainties relating to the Company's significant indebtedness; (2) the need for additional funds; (3) the integration of companies that the Company acquires and the Company's ability to recognize cost savings or operating efficiencies as a result of such acquisitions; (4) the continued popularity of outdoor advertising as an advertising medium; (5) the regulation of the outdoor advertising industry and
(6) the risks and uncertainties described below under the caption "Factors Affecting Future Operating Results" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date of this Annual Report. Lamar Advertising Company and Lamar Media expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Annual Report to reflect any change in their expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

Lamar is one of the largest and most experienced owners and operators of outdoor advertising structures in the United States. The Company conducts a business that has operated under the Lamar name since 1902. As of December 31, 1999, the Company operated approximately 116,800 outdoor advertising displays in 42 states. The Company also operates the largest logo sign business in the United States. Logo signs are signs located near highway exits which deliver brand name information on available gas, food, lodging and camping services. As of December 31, 1999, the Company maintained over 79,500 logo sign displays in 20 states. The Company also operates transit advertising displays on bus shelters, bus benches and buses in several markets.

BUSINESS STRATEGY

OUTDOOR ADVERTISING

The Company's overall business strategy is to be the leading provider of outdoor advertising in the markets it serves. This strategy includes the following elements:

OPERATING STRATEGY:

HIGH QUALITY LOCAL SALES AND SERVICE. Local advertising constituted approximately 86% of the Company's net revenues in 1999, which management believes is higher than the industry average. The Company attempts to identify and closely monitor the needs of its customers and seeks to provide them with quality advertising products at a lower cost than competitive media.

At December 31, 1999, the Company's 526-person sales force was supported by 126 full- service offices. Each salesperson is compensated under a performance-based compensation system and supervised by a sales manager executing a coordinated marketing plan. Art departments assist local customers in the development and production of creative, effective advertisements.

CENTRALIZED CONTROL/DECENTRALIZED MANAGEMENT. Management believes that in 126 of the 139 markets in which the Company operated at December 31, 1999, the Company is the only outdoor advertising company offering a full complement of outdoor advertising services coupled with local production facilities, management and account executives. Local offices operate in defined geographic areas and function essentially as independent business units, consistent with senior management's philosophy that a decentralized organization is more responsive to particular local market demands.

The Company maintains centralized accounting and financial control over its local operations, but local managers are responsible for the day-to-day operations in each local market and are compensated according to that market's financial performance. Each local manager reports to one of nine regional managers who in turn report to the Company's Chief Executive Officer.

GROWTH STRATEGY:

INTERNAL GROWTH. Within its existing markets, the Company enhances revenue and cash flow growth by employing highly targeted local marketing efforts to improve display occupancy rates and by increasing advertising rates. This strategy is facilitated through its local sales and service offices, which allow management to respond quickly to the demands of its local customer base. In addition, the Company routinely invests in upgrading its existing structures and constructing new display faces in order to provide quality service to its current customers and to attract new advertisers.

ACQUISITIONS. Aggressive internal growth is enhanced by focused strategic acquisitions, resulting in increased operating efficiencies, greater geographic diversification and increased market penetration. The Company has completed over 220 acquisitions of outdoor advertising businesses since 1983. In addition to acquiring positions in new markets, the Company purchases smaller outdoor advertising properties within existing or contiguous markets. Acquisitions offer opportunities for inter-market cross-selling and the opportunity to centralize and combine accounting and administrative functions, thereby achieving economies of scale. In addition, the Company leverages its reputation for high quality local sales and service by taking advantage of opportunities to acquire high-profile bulletin displays that may become available in larger markets. Although the acquisition market is becoming more competitive, the Company believes that there will be future opportunities for implementing the Company's acquisition strategy given the industry's fragmentation and current consolidation trends.

During 1999, the Company increased the number of outdoor advertising displays it operates by approximately 62% by acquiring outdoor advertising assets, including the completion of 77 strategic acquisitions of outdoor advertising businesses as well as isolated purchases of outdoor advertising displays. Certain of the Company's principal acquisitions since January 1, 1999 are described below:

American Displays, Inc.

On January 5, 1999, the Company purchased all of the outdoor advertising assets of American Displays, Inc. for a cash purchase price of approximately $14.5 million. The acquisition consisted of displays in Grand Rapids, Michigan.

KJS, LLC.

On February 1, 1999, the Company purchased all of the outdoor advertising assets of KJS, LLC for a cash purchase price of $40.5 million. The approximately 1,400 displays were located in Lincoln and Omaha, Nebraska.

Frank Hardie, Inc.

On April 1, 1999, the Company purchased all of the assets of Frank Hardie, Inc. for a cash purchase price of approximately $20.3 million. The acquisition included approximately 900 displays in Dubuque and Waterloo, Iowa.

Vivid, Inc.

On June 1, 1999, the Company purchased the assets of Vivid, Inc. for a cash purchase price of approximately $22.1 million. The approximately 1,000 displays are located in Quad Cities, Illinois; Rockford, Illinois; and Rapid City, South Dakota.

Chancellor Media Outdoor Corporation

On September 15, 1999, Lamar Media Corp. purchased the capital stock of Chancellor Media Outdoor Corporation and Chancellor Media Whiteco Outdoor Corporation, ("Chancellor Outdoor") for a combination of approximately $700 million in cash and 26,227,273 shares of the Company's Class A common stock valued at approximately $947 million. The acquisition included approximately 36,000 outdoor advertising displays which gave the Company a presence in 8 additional states and established 31 new markets.

LOGO SIGNS

The Company entered the business of logo sign advertising in 1988. The Company is now the largest provider of logo sign services in the United States, operating 20 of the 25 privatized state logo sign contracts. The Company also operates the tourism signing contracts in six states and the province of Ontario, Canada.

The Company plans to pursue additional logo sign contracts, through both new contract awards and, possibly, the acquisition of other logo sign operators. Logo sign opportunities arise periodically, both from states initiating new logo sign programs and states converting from government owned and operated programs to privately owned and operated programs. Furthermore, the Company plans to pursue additional tourism signing programs in Canada and is seeking to expand into other state-authorized signage programs, such as those involving directional signs providing tourist information.

TRANSIT AND OTHER

The Company has recently expanded into the transit advertising business through the operation of displays on bus shelters, benches and buses in 22 of its outdoor advertising markets, three markets in South Carolina, two markets in Utah, one market in California, one market in Florida and one in Colorado. The Company plans to continue pursuing transit advertising opportunities that arise in its primary markets and to expand into other markets.

MARKETS

As of December 31, 1999, the Company's 139 primary outdoor advertising markets were:

Birmingham, Alabama               Paducah, Kentucky                Oklahoma City, Oklahoma
Gadsden, Alabama                  Alexandria, Louisiana            Allentown, Pennsylvania
Huntsville, Alabama               Baton Rouge, Louisiana           Altoona, Pennsylvania
Mobile, Alabama                   Hammond, Louisiana               Erie, Pennsylvania
Montgomery, Alabama               Houma, Louisiana                 Harrisburg, Pennsylvania
Shoals, Alabama                   Lafayette, Louisiana             Pittsburgh, Pennsylvania
Tuscaloosa, Alabama               Lake Charles, Louisiana          Reading, Pennsylvania
Phoenix, Arizona                  Monroe, Louisiana                Scranton, Pennsylvania
Yuma, Arizona                     New Orleans, Louisiana           Williamsport, Pennsylvania
Bakersfield, California           Shreveport, Louisiana            York, Pennsylvania
Lancaster, California             Slidell, Louisiana               Providence, Rhode Island
Sacramento, California            Detroit, Michigan                Anderson, South Carolina
San Bernardino, California        Escanaba, Michigan               Columbia, South Carolina
Colorado Springs, Colorado        Muskegon, Michigan               Rapid City, South Dakota
Denver, Colorado                  Port Huron, Michigan             Clarksville, Tennessee
Hartford, Connecticut             Saginaw, Michigan                Cookeville, Tennessee
Daytona Beach, Florida            Traverse City, Michigan          Jackson, Tennessee
Fort Myers, Florida               Duluth, Minnesota                Johnson City, Tennessee
Fort Walton, Florida              St. Cloud, Minnesota             Knoxville, Tennessee
Lakeland, Florida                 Columbus, Mississippi            Murfreesboro, Tennessee
Ocala, Florida                    Corinth, Mississippi             Nashville, Tennessee
Panama City, Florida              Greenville, Mississippi          Abilene, Texas
Pensacola, Florida                Gulfport, Mississippi            Amarillo, Texas
Tallahassee, Florida              Hattiesburg, Mississippi         Beaumont, Texas
Albany, Georgia                   Jackson, Mississippi             Brownsville, Texas
Anderson, Georgia                 Meridian, Mississippi            Corpus Christi, Texas
Athens, Georgia                   Bonne Terre, Missouri            Dallas, Texas
Atlanta, Georgia                  Hannibal, Missouri               Houston, Texas
Augusta, Georgia                  Joplin, Missouri                 Laredo, Texas
Brunswick, Georgia                Kansas City, Missouri            Lubbock, Texas
Macon, Georgia                    Osage Beach, Missouri            Midland, Texas
Rome, Georgia                     Springfield, Missouri            San Angelo, Texas
Savannah, Georgia                 Billings, Montana                Tyler, Texas
Valdosta, Georgia                 Lincoln, Nebraska                Wichita Falls, Texas
Boise, Idaho                      Omaha, Nebraska                  Richmond, Virginia
Decatur, Illinois                 Las Vegas, Nevada                Roanoke, Virginia
Janesville, Illinois              Laughlin/Bullhead, Nevada        Spokane, Washington
Evansville, Indiana               Albany, New York                 Tacoma, Washington
Gary, Indiana                     Buffalo, New York                Bluefield, West Virginia
Terre Haute, Indiana              Rochester, New York              Bridgeport, West Virginia
Cedar Rapids, Iowa                Syracuse, New York               Huntington, West Virginia
Davenport/Quad Cities, Iowa       Asheville, North Carolina        Wheeling, West Virginia
Dubuque, Iowa                     Elizabethtown, N. Carolina       Eau Claire, Wisconsin
Waterloo, Iowa                    Cincinnati, Ohio                 Milwaukee, Wisconsin
Topeka, Kansas                    Columbus, Ohio                   Casper, Wyoming
Lexington, Kentucky               Dayton, Ohio
Louisville, Kentucky              Youngstown, Ohio


As of December 31, 1999, the Company operated the following logo sign contracts:

         Colorado     Kentucky        Nebraska       Oklahoma
         Delaware     Michigan        Nevada         South Carolina
         Florida      Minnesota       New Jersey     Texas
         Georgia      Mississippi     New Mexico     Utah
         Kansas       Missouri        Ohio           Virginia
                                                     Ontario

COMPANY OPERATIONS

OUTDOOR ADVERTISING

INVENTORY:

The Company operates the following types of outdoor advertising displays:

BULLETINS generally are 14 feet high and 48 feet wide (672 square feet) and consist of panels on which advertising copy is displayed. The advertising copy is either hand painted onto the panels at the Company's facilities in accordance with design specifications supplied by the advertiser and attached to the outdoor advertising structure, or printed with computer-generated graphics on a single sheet of vinyl that is wrapped around the structure. On occasion, to attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways.

STANDARDIZED POSTERS generally are 12 feet high by 25 feet wide (300 square feet) and are the most common type of billboard. Advertising copy for these posters consists of lithographed or silk-screened paper sheets supplied by the advertiser that are pasted and applied like wallpaper to the face of the display, or single sheets of vinyl with computer-generated advertising copy that are wrapped around the structure. Standardized posters are concentrated on major traffic arteries.

JUNIOR POSTERS usually are 6 feet high by 12 feet wide (72 square feet). Displays are prepared and mounted in the same manner as standardized posters, except that vinyl sheets are not typically used on junior posters. Most junior posters, because of their smaller size, are concentrated on city streets and target pedestrian traffic.

For the year ended December 31, 1999, approximately 65% of the Company's outdoor advertising net revenues were derived from bulletin sales and 35% from poster sales. The Company regularly donates unoccupied display space for use by charitable and civic organizations.

The physical structures are owned by the Company and are built on locations the Company either owns or leases. In each local office one employee typically performs site leasing activities for the markets served by that office. See
Item 2. -- "Properties."

Bulletin space is generally sold as individually selected displays for the duration of the advertising contract. Bulletins may also be sold as part of a rotary plan where advertising copy is periodically rotated from one location to another within a particular market. Poster space is generally sold in packages called "showings," which comprise a given number of displays in a market area. Posters provide advertisers with access either to a specified percentage of the general population or to a specific targeted audience. Displays making up a showing are placed in well-traveled areas and are distributed so as to reach a wide audience in a particular market. Bulletin space is generally sold for 12 month periods. Poster space averages between 30 and 90 days.

PRODUCTION:

The Company's local production staffs in 126 of its markets perform the full range of activities required to create and install outdoor advertising. Production work includes creating the advertising copy design and layout, painting the design or coordinating its printing and installing the designs on displays. The Company provides its production services to local advertisers and to advertisers that are not represented by advertising agencies, since national advertisers represented by advertising agencies often use preprinted designs that require only installation.

The Company's creative and production personnel typically develop new designs or adopt copy from other media for use on billboards. The Company's artists also often assist in the development of marketing presentations, demonstrations and strategies to attract new advertisers.

With the increased use of vinyl and pre-printed advertising copy furnished to the outdoor advertising company by the advertiser or its agency, outdoor advertising companies require less labor-intensive production work. In addition, increased use of vinyl and preprinted copy is also attracting more customers to the outdoor advertising medium. The Company believes that this trend over time will reduce operating expenses associated with production activities.

CATEGORIES OF BUSINESS:

The following table sets forth the top ten categories of business from which the Company derived its outdoor advertising revenues for 1999 and the respective percentages of such revenue. These business categories accounted for approximately 72% of the Company's total outdoor advertising net revenues in the year ended December 31, 1999. No one advertiser accounted for more than 3.0% of the Company's total outdoor advertising net revenues in that period.


                                                    PERCENTAGE NET ADVERTISING
          CATEGORIES                                         REVENUES
Restaurants                                                     12%
Retailers                                                       10%
Hotels and motels                                                9%
Automotive                                                       9%
Miscellaneous                                                    8%
Service                                                          7%
Hospitals and medical care                                       5%
Gambling                                                         4%
Amusement - entertainment and sport                              4%
Media                                                            4%
                                                              ----
Total                                                           72%
                                                              ====


LOGO SIGNS

The Company is the largest provider of logo sign services in the United States and operates over 24,800 logo sign structures containing over 79,500 logo advertising displays. The Company has been awarded contracts to erect and operate logo signs in the states of Colorado, Delaware, Florida, Georgia, Michigan, Minnesota, Mississippi, Nebraska, New Jersey, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah and Virginia, the providence of Ontario, Canada, and through a 66.7% owned partnership in the state of Missouri. In addition, the Company has acquired the logo sign contracts in Kansas, Kentucky, and Nevada. The Company also operates the tourism signing contracts for the states of Colorado, Kentucky, Michigan, Nebraska, New Jersey and Ohio as well as for the province of Ontario, Canada.

State logo sign contracts represent the contract right to erect and operate logo signs within a state. The term of the contracts vary, but generally range from ten to twenty years, including renewal terms. The logo sign contracts generally provide for termination by the state prior to the end of the term of the contract, in most cases with compensation to be paid to the Company. Typically, at the end of the term of the contract, ownership of the structures is transferred to the state without compensation to the Company. Of the Company's logo sign contracts, one is due to terminate in December, 2000, and three are subject to renewal over the next year, one in April, 2000, one in June, 2000 and another in October, 2000.

The Company also designs and produces logo sign plates for customers throughout the country, including for use in states which have not yet privatized their logo sign programs.

EMPLOYEES

The Company employed approximately 2,600 persons at December 31, 1999. Of these, 110 were engaged in overall management and general administration at the Company's management headquarters and the remainder were employed in the Company's operating offices. Of these, approximately 526 were direct sales and marketing personnel.

The Company has 11 local offices covered by collective bargaining agreements, consisting of painters, billposters and construction personnel. The Company believes that its relations with its employees, including its 121 unionized employees, are good, and the Company has never experienced a strike or other labor dispute.

COMPETITION

OUTDOOR ADVERTISING

The Company competes in each of its markets with other outdoor advertisers as well as other media, including broadcast and cable television, radio, print media and direct mail marketers. In addition, the Company also competes with a wide variety of out-of-home media, including advertising in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains and buses. Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, outdoor advertising relies on its relative cost efficiency and its ability to reach a broad segment of the population in a specific market or to target a particular geographic area or population with a particular set of demographic characteristics within that market.

The outdoor advertising industry is fragmented, consisting of several large outdoor advertising and media companies with operations in multiple markets as well as smaller and local companies operating a limited number of structures in single or a few local markets. Although some consolidation has occurred over the past few years, according to the Outdoor Advertising Association of America ("OAAA") there are approximately 600 companies in the outdoor advertising industry operating approximately 465,000 billboard displays. In several of its markets, the Company encounters direct competition from other major outdoor media companies, including Infinity Broadcasting Corp. (formerly Outdoor Systems, Inc.) and Clear Channel Communications, Inc. (formerly Eller Media) both of which may have greater total resources than the Company. The Company believes that its strong emphasis on sales and customer service and its position as a major provider of advertising services in each of its primary markets enables it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets.

LOGO SIGNS

The Company faces competition in obtaining new logo sign contracts and in bidding for renewals of expiring contracts. The Company faces competition from two other national providers of logo signs in seeking state-awarded logo service contracts. In addition, local companies within each of the states that solicit bids will compete against the Company in the open-bid process. Competition from these sources is also encountered at the end of each contract period.

In marketing logo signs to advertisers, the Company competes with the other forms of out-of-home advertising described above.

REGULATION

Outdoor advertising is subject to governmental regulation at the federal, state and local levels. Federal law, principally the Highway Beautification Act of 1965 (the "HBA") regulates outdoor advertising on federally aided primary and interstate highways. The HBA requires, as a condition to federal highway assistance, states to restrict billboards on such highways to commercial and industrial areas, and requires certain additional size, spacing and other limitations. All states have passed state billboard control statutes and regulations at least as restrictive as the federal requirements, including removal at the owner's expense and without compensation of any illegal signs on such highways. The Company believes that the number of its billboards that may be subject to removal as illegal is immaterial. No state in which the Company operates has banned billboards, but some have adopted standards more restrictive than the federal requirements. Municipal and county governments generally also have sign controls as part of their zoning laws. Some local governments prohibit construction of new billboards and some allow new construction only to replace existing structures, although most allow construction of billboards subject to restrictions on zones, size, spacing and height.

Federal law does not require removal of existing lawful billboards, but does require payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a federally aided primary or interstate highway. State governments have purchased and removed legal billboards for beautification in the past, using federal funding for transportation enhancement programs, and may do so in the future. Governmental authorities from time to time use the power of eminent domain to remove billboards. Thus far, the Company has been able to obtain satisfactory compensation for any of its billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future. Local governments do not generally purchase billboards for beautification, but some have attempted to force removal of legal but nonconforming billboards (billboards which conformed with applicable zoning regulations when built but which do not conform to current zoning regulations) after a period of years under a concept called "amortization," by which the governmental body asserts that just compensation is earned by continued operation over time. Although there is some question as to the legality of amortization under federal and many state laws, amortization has been upheld in some instances. The Company generally has been successful in negotiating settlements with municipalities for billboards required to be removed. Restrictive regulations also limit the Company's ability to rebuild or replace nonconforming billboards. The outdoor advertising industry is heavily regulated and at various times and in various markets can be expected to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays. Accordingly, although the Company's experience to date is that the regulatory environment can be managed, no assurance can be given that existing or future laws or regulations will not materially and adversely affect the Company.

A new national tobacco settlement eliminated outdoor advertising of tobacco products in the U.S. in November, 1998. As of April 1, 1999, the Company removed all of its outdoor advertising of tobacco products. Our tobacco revenues as a percentage of consolidated net revenues were 7% for the year ended December 31, 1998 and 3% for the year ended December 31, 1999. The Company expects to have no tobacco revenues in fiscal 2000.

ITEM 1A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Name                    Age     Title
----                    ---     -----
Kevin P. Reilly, Jr.    45      Chairman, President and Chief Executive Officer

Keith A. Istre          47      Chief Financial Officer and Treasurer

Sean E. Reilly          38      Director of Mergers and Acquisitions and
                                President of the Real Estate Division

Each officer's term of office extends until the meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified or until his or her earlier resignation or removal.

Kevin P. Reilly, Jr. has served as the Company's President and Chief Executive Officer since February 1989 and as a director of the Company since February 1984. Mr. Reilly served as President of the Company's Outdoor Division from 1984 to 1989. Mr. Reilly, an employee of the Company since 1978, has also served as Assistant and General Manager of the Company's Baton Rouge Region and Vice President and General Manager of the Louisiana region. Mr. Reilly received a B.A. from Harvard University in 1977.

Keith A. Istre has been Chief Financial Officer of the Company since February 1989 and a director of the Company since February 1991. Mr. Istre joined the Company as Controller in 1978. Prior to joining the Company, Mr. Istre was employed by a public accounting firm in Baton Rouge from 1975 to 1978. Mr. Istre graduated from the University of Southwestern Louisiana in 1974 with a B.S. in accounting.

Sean E. Reilly is Director of Mergers and Acquisitions and President of the Company's real estate division, TLC Properties, Inc. He began working with the Company as Vice President of Mergers and Acquisitions in 1987 and served in that capacity until 1994. He served as a director of the Company from 1989 to 1996. Mr. Reilly was the Chief Executive Officer of Wireless One, Inc., a wireless cable television company, from 1994 to 1997. Mr. Reilly received a B.A. from Harvard University in 1984 and a J.D. from Harvard Law School in 1989.

ITEM 2.     PROPERTIES

The Company's 53,500 square foot management headquarters is located in suburban Baton Rouge, Louisiana. The Company occupies approximately 67% of the space in this facility and leases the remaining space. The Company owns 66 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 106 operating facilities at an aggregate lease expense for 1999 of approximately $2,125,000.

The Company owns approximately 2,128 parcels of property beneath outdoor structures. As of December 31, 1999, the Company had approximately 62,755 active outdoor site leases accounting for a total annual lease expense of $61.1 million. This amount represented 14% of total outdoor advertising net revenues for that period, which is consistent with the Company's historical lease expense experience. The Company's leases are for varying terms ranging from month-to-month to in some cases a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to manage its lease portfolio and negotiate suitable lease renewals and extensions.

ITEM 3.     LEGAL PROCEEDINGS

The Company from time to time is involved in litigation in the ordinary course of business, including disputes involving advertising contracts, site leases, employment claims and construction matters. The Company is also involved in routine administrative and judicial proceedings regarding billboard permits, fees and compensation for condemnations. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

Since August 2, 1996, the Company's Class A common stock has traded on the over-the-counter market and prices have been quoted on the Nasdaq National Market under the symbol "LAMR." Prior to August 2, 1996, the day on which the Class A common stock was first publicly traded, there was no public market for the Class A common stock. On December 31, 1997, the Company declared a 3-for-2 stock split of shares of Class A common stock, which was paid in the form of a 50% stock dividend on February 27, 1998. All share and per share amounts included herein have been restated to reflect this split. As of March 14, 2000, the Class A common stock was held by 202 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in "street name."

The following table sets forth, for the periods indicated, the high and low bid prices for the Class A common stock as reported on the Nasdaq National Market.

                                                HIGH        LOW
                                               ------      ------
Fiscal year ended December 31, 1998:
         First Quarter                         $38.50      $24.42
         Second Quarter                         36.75       29.25
         Third Quarter                          41.50       24.50
         Fourth Quarter                         39.25       19.25

Fiscal year ended December 31, 1999:
         First Quarter                         $41.63      $32.25
         Second Quarter                         43.00       27.75
         Third Quarter                          50.69       35.25
         Fourth Quarter                         64.50       44.63

The Company's Class B common stock is not publicly traded and is held of record by one entity.

The Company does not anticipate paying dividends on either class of its common stock in the foreseeable future. The Company's Series AA preferred stock is entitled to preferential dividends, in an annual aggregate amount of $364,903, before any dividends may be paid on the common stock. In addition, the Company's bank credit facilities and other indebtedness have terms restricting the payment of dividends. Any future determination as to the payment of dividends will be subject to such limitations, will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.     SELECTED FINANCIAL DATA

LAMAR ADVERTISING COMPANY

The selected consolidated statement of operations and balance sheet data presented below are derived from the audited consolidated financial statements of the Company. Effective January 1, 1997, the Company changed its fiscal year from a twelve-month period ending October 31 to a twelve-month period ending December 31. The year end change was made to conform to the predominant fiscal year end for companies within the outdoor advertising industry. The results of operations for the two-month transition period ended December 31, 1996 are presented in the audited consolidated financial statements as filed previously on Form 10-K. The data presented below should be read in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

STATEMENT OF OPERATIONS DATA:

                                                                               For the Years Ended
                (Dollars in thousands)                           December 31,                            October 31,
                                                 -------------------------------------------     ---------------------------
                                                     1999           1998            1997            1996           1995
                                                 -----------     -----------     -----------     -----------     -----------
Net revenues                                     $   444,135     $   288,588         201,062         120,602         102,408

Operating expenses:
 Direct advertising expenses                         143,090          92,849          63,390          41,184          34,386
 General & administrative expenses                    94,372          60,935          45,368          29,466          27,057
 Depreciation & amortization                         177,138          88,791          48,317          16,712          15,597
                                                 -----------     -----------     -----------     -----------     -----------
    Total operating expenses                         414,600         242,575         157,075          87,362          77,040
                                                 -----------     -----------     -----------     -----------     -----------
Operating income                                      29,535          46,013          43,987          33,240          25,368
                                                 -----------     -----------     -----------     -----------     -----------
Other expense (income):
 Interest income                                      (1,421)           (762)         (1,723)           (240)           (199)
 Interest expense                                     89,619          60,008          38,230          15,441          15,783
 Loss (gain) on disposition of assets                 (5,481)         (1,152)            (15)             91           1,476
                                                 -----------     -----------     -----------     -----------     -----------
   Total other expense                                82,717          58,094          36,492          15,292          17,060
                                                 -----------     -----------     -----------     -----------     -----------
Earnings (loss) before income taxes,
 extraordinary item and cumulative effect
 of an accounting change                             (53,182)        (12,081)          7,495          17,948           8,308
Income tax expense (benefit)                          (9,596)           (191)          4,654           7,099          (2,390)
                                                 -----------     -----------     -----------     -----------     -----------
Earnings (loss) before extraordinary item
 and cumulative effect of an accounting change       (43,586)        (11,890)          2,841          10,849          10,698
Extraordinary loss on debt extinguishment               (182)             --              --              --              --
                                                 -----------     -----------     -----------     -----------     -----------
Earnings (loss) before cumulative effect
 of an accounting change                             (43,768)        (11,890)          2,841          10,849          10,698
Cumulative effect of an accounting change               (767)             --              --              --              --
                                                 -----------     -----------     -----------     -----------     -----------
Net earnings (loss)                                  (44,535)        (11,890)          2,841          10,849          10,698
Preferred stock dividends                               (365)           (365)           (365)           (365)             --
                                                 -----------     -----------     -----------     -----------     -----------
Net earnings (loss) applicable to common stock   $   (44,900)    $   (12,255)    $     2,476     $    10,484     $    10,698
                                                 ===========     ===========     ===========     ===========     ===========
Earnings (loss) per common share - basic
  and diluted:
Earnings (loss) before extraordinary item
  and accounting change (1)                      $      (.64)    $      (.24)    $      0.05     $      0.25     $      0.21
Extraordinary loss on debt extinguishment (1)             --              --              --              --              --
Cumulative effect of a change in accounting
  principle (1)                                  $      (.01)    $        --     $        --     $        --     $        --
                                                 -----------     -----------     -----------     -----------     -----------
Net earnings (loss) (1)                          $      (.65)    $      (.24)    $      0.05     $      0.25     $      0.21
                                                 ===========     ===========     ===========     ===========     ===========

Other Data:
EBITDA (2)                                       $   206,673     $   134,804          92,304          49,952          40,965
EBITDA margin                                             47%             47%             46%             41%             40%

Cash flows from operating activities (3)         $   110,551     $    72,498          45,783          32,493          25,065
Cash flows from investing activities (3)         $  (950,650)    $  (535,217)       (370,228)        (48,124)        (17,817)
Cash flows from financing activities (3)         $   719,903     $   584,070         250,684          18,175          (9,378)

BALANCE SHEET DATA (4):

Cash & cash equivalents                          $     8,401     $   128,597           7,246           8,430           5,886
Working capital                                       40,787          94,221          18,662           1,540           1,737
Total assets                                       3,206,945       1,413,377         651,336         173,189         133,885
Total debt (including current maturities)          1,615,781         876,532         539,200         131,955         146,051
Total long-term obligations                        1,730,710         857,760         551,865         130,211         143,944
Stockholders' equity (deficit)                     1,391,529         466,779          68,713          19,041         (28,154)


(1) After giving effect to the three-for-two split of the Company's Class A and Class B common stock effected in February 1998.

(2) "EBITDA" is defined as operating income before depreciation and amortization. It represents a measure which management believes is customarily used to evaluate the financial performance of companies in the media industry. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net earnings as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity.

(3) Cash flows from operating, investing, and financing activities are obtained from the Company's consolidated statements of cash flows prepared in accordance with generally accepted accounting principles.

(4)      As of the end of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 1999, 1998 and 1997. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

OVERVIEW

The Company's net revenues, which represent gross revenues less commissions paid to advertising agencies that contract for the use of advertising displays on behalf of advertisers, are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company. In recent years, the Company's logo sign business has expanded rapidly and may in the future have an increasing impact on the Company's revenues and operating income.

The Company has grown significantly during the last three years, primarily as the result of (i) internal growth in its existing outdoor advertising business resulting from construction of additional outdoor advertising displays, operating efficiency and increases in advertising rates, (ii) acquisitions of outdoor advertising businesses and structures, and (iii) the rapid expansion of the Company's logo sign business. The Company's net advertising revenues increased by $243.0 million from $201.1 million for the fiscal year ended December 31, 1997 to $444.1 million for the fiscal year ended December 31, 1999, representing a compound annual growth rate of approximately 49%. During the same period, EBITDA increased $114.4 million from $92.3 million for the fiscal year ended December 31, 1997 to $206.7 million for the fiscal year ended December 31, 1999, representing a compound annual growth rate of approximately 50%.

The Company plans to continue a strategy of expanding through both internal growth and acquisitions. As a result of acquisitions, the operating performance of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. All recent acquisitions have been accounted for using the purchase method of accounting and, consequently, operating results from acquired operations are included from the respective dates of those acquisitions.

Since December 31, 1998, the Company has increased the number of outdoor advertising displays it operates by approximately 62% by completing 77 strategic acquisitions of outdoor advertising and transit assets for an aggregate cash purchase price of approximately $889 million and the issuance of 26,407,650 shares of Class A common stock valued at approximately $955 million. The Company has financed its recent acquisitions and intends to finance its acquisition activity from available cash and borrowings under the New Bank Credit Agreement (as defined below) which the Company entered into in August, 1999. See "Liquidity and Capital Resources" below.

The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry.

A national tobacco settlement eliminated outdoor advertising of tobacco products in the U.S. in November, 1998. As of April 1, 1999, the Company has eliminated all of its outdoor advertising of tobacco products. As a result the Company's tobacco revenues, as a percentage of billboard advertising net revenues, declined from 17% in fiscal 1991 to 3% in fiscal 1999.

The Company expects to have no tobacco revenues in fiscal 2000, but the Company has been successful in replacing the tobacco advertising removed with substitute advertising at comparable rates.

Growth of the Company's business requires capital expenditures for maintenance and capitalized costs associated with new billboard displays and new logo sign contracts. The Company expended $36.7 million in fiscal 1997, $55.2 million in fiscal 1998 and $77.2 million in fiscal 1999. Of these amounts,$10.4 million, $10.6 million and $11.3 million, respectively, were attributable to the logo sign business. See "Liquidity and Capital Resources."

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 1999, 1998 and 1997:

                                        Year Ended December 31,
                                       ------------------------
                                       1999      1998      1997
                                       ----      ----      ----
Net revenues                           100.0%    100.0%   100.0%
Operating expenses:
 Direct advertising expenses            32.2      32.2     31.5
 General & administrative expenses      21.2      21.1     22.6
EBITDA (1)                              46.5      46.7     45.9
Depreciation and amortization           39.8      30.8     24.0
Operating income                         6.7      15.9     21.9
Interest expense                        20.2      20.8     19.0
Other expense                           18.6      20.1     18.2
Net earnings (loss)                    (10.0)     (4.1)     1.4

(1) "EBITDA" is defined as operating income before depreciation and amortization. It represents a measure which management believes is customarily used to evaluate the financial performance of companies in the media industry. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net earnings as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Total revenues increased $155.5 million or 53.9% to $444.1 million for the year ended December 31, 1999 from $288.6 million for the same period in 1998. This increase was predominantly attributable to (i) an increase in billboard net revenues of $150.5 million or 57.5%, which was attributable to the Company's acquisitions during 1999 and 1998 and internal growth within the Company's previously existing markets, and (ii) a $4.0 million increase in logo sign revenue, which represents a 16.6% increase over the prior year. The increase in logo sign revenue was due to the completion of development of the new logo sign contracts awarded in 1999 and 1998 and the continued expansion of the Company's existing logo sign contracts.

Operating expenses, exclusive of depreciation and amortization, increased $83.7 million or 54.4% to $237.5 million for the year ended December 31, 1999 from $153.8 million for the same period in 1998. This increase was the result of (i) an increase in personnel costs, sign site rent and other costs related to the increase in revenue and (ii) additional operating expenses related to the Company's recent acquisitions and the continued development of the logo sign business.

Depreciation and amortization expense increased $88.3 million or 99.4% from $88.8 million for the year ended December 31, 1998 to $177.1 million for the year ended December 31, 1999 as a result of an increase in capital assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income decreased $16.5 million or 35.8% from $46.0 million for the year ended December 31, 1998 to $29.5 million for the year ended December 31, 1999.

Interest income increased $.7 million as a result of an increase in excess cash investments made during the period. Interest expense increased $29.6 million from $60.0 million for the year ended December 31, 1998 to $89.6 million for the year ended December 31, 1999 as a result of interest expense on the Company's 5 1/4% Convertible Notes due 2006 and greater amounts outstanding under the New Bank Credit Agreement to finance recent acquisitions.

The decrease in operating income and the increase in interest expense described above resulted in a $41.1 million decrease in earnings before income taxes, extraordinary item and cumulative effect of a change in accounting principle.

The decrease in earnings before income taxes, resulted in an increase in the income tax benefit of $9.4 million for the year ended December 31, 1999 over the same period in 1998.

An extraordinary loss on debt extinguishment of $.2 million net of income tax benefit of $.1 million, was incurred during the year ended December 31, 1999, as a result of the extinguishment of a portion of the Company's 9 1/4% Senior Subordinated Notes due 2007 in connection with a change of control tender offer in July, 1999.

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

As a result of the foregoing factors, the Company recognized a net loss for the year ended December 31, 1999 of $44.5 million, as compared to a net loss of $11.9 million for the same period in 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Total revenues increased $87.5 million or 43.5% to $288.6 million for the year ended December 31, 1998 from $201.1 million for the same period in 1997. This increase was predominantly attributable to (i) an increase in billboard net revenues of $84.5 million or 47.6%, which was attributable to the Company's acquisitions during 1997 and 1998 and internal growth within the Company's previously existing markets, and (ii) a $3.5 million increase in logo sign revenue, which represents a 16.8% increase over the prior year. The increase in logo sign revenue was due to the completion of development of the new logo sign contracts awarded in 1997 and 1998 and the continued expansion of the Company's existing logo sign contracts.

Operating expenses, exclusive of depreciation and amortization, increased $45.0 million or 41.4% to $153.8 million for the year ended December 31, 1998 from $108.8 million for the same period in 1997. This increase was the result of (i) an increase in personnel costs, sign site rent and other costs related to the increase in revenue and (ii) additional operating expenses related to the Company's recent acquisitions and the continued development of the logo sign business.

Depreciation and amortization expense increased $40.5 million or 83.9% from $48.3 million for the year ended December 31, 1997 to $88.8 million for the year ended December 31, 1998 as a result of an increase in capital assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income increased $2.0 million or 4.5% from $44.0 million for the year ended December 31, 1997 to $46.0 million for the twelve months ended December 31, 1998.

Interest income decreased $1.0 million as a result of a decrease in excess cash investments made during the period. Interest expense increased $21.8 million from $38.2 million for the year ended December 31, 1997 to $60.0 million for the year ended December 31, 1998 as a result of interest expense on the Company's 8 5/8% Senior Subordinated Notes due 2007 (the "1997 Notes") and greater amounts outstanding under the Senior Credit Facility (as defined below) and the New Bank Credit Agreement to finance recent acquisitions.

The increase in operating income was offset by the increase in interest expense described above resulting in a $19.6 million decrease in earnings before income taxes.

Due to the decrease in earnings before income taxes, income tax expense for the twelve months ended December 31, 1998 decreased $4.8 million over the same period in 1997.

As a result of the foregoing factors, the Company recognized a net loss for the year ended December 31, 1998 of $11.9 million, as compared to net earnings of $2.8 million for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations, offerings of its Class A common stock and debt securities and borrowings under its bank credit facilities. The Company's acquisitions have been financed primarily with funds borrowed under its bank credit facilities and issuance of its Class A common stock.

The Company's net cash provided by operating activities increased to $110.6 million in fiscal 1999 due primarily to an increase in noncash items of $79.9 million, which includes an increase in depreciation and amortization of $88.3 million offset by a decrease in deferred tax expense of $6.0 million and an increase in gain on disposition of assets of $4.3 million. There was also a decrease in net earnings of $32.6 million, an increase in receivables of $16.6 million, an increase in other assets of $2.2 million, an increase in trade accounts payable of $3.2 million, an increase in accrued expenses of $14.3 million, and a decrease in deferred income of $9.3 million. Net cash used in investing activities increased $415.5 million from $535.2 million in fiscal 1998 to $950.7 million in fiscal 1999. This increase was due to a $395.6 million increase in purchase of outdoor advertising assets and a $22.0 million increase in capital expenditures offset by an increase in proceeds from the sale of property and equipment of $2.1 million. Net cash provided by financing activities increased $135.8 million in fiscal 1999 due to a $279.5 million increase in proceeds from issuance of long-term debt due to the net proceeds from the August, 1999 offering of 5 1/4% Convertible Notes due 2006 of $279.6 million, and a $335.0 million increase in principal borrowings under credit agreements, offset by a $395.2 million decrease in proceeds from issuance of common stock.

During the year ended December 31, 1999, the Company financed its acquisition activity of approximately $1.9 billion with remaining proceeds from the December, 1998 equity offering, borrowings under the Company's bank credit facility and the issuance of approximately 26.4 million shares of common stock. At December 31, 1999, following these acquisitions, the Company had $223 million available under the revolving bank credit facility.

On August 13, 1999, the Company replaced the 1998 bank credit facility with a new bank credit facility under which The Chase Manhattan Bank serves as administrative agent. The new $1 billion bank credit facility consists of (1) a $350 million revolving bank credit facility and (2) a $650 million term facility with two tranches, a $450 million Term A facility and a $200 million Term B facility. As a result of the holding company reorganization completed on July 20, 1999, the existing bank credit facility and the new bank credit facility are obligations of Lamar Media Corp., a wholly owned subsidiary, of Lamar Advertising Company. As of December 31, 1999, Lamar Media had borrowings under this agreement of $776 million.

On August 10, 1999, the Company completed an offering of $287.5 million 5 1/4% Convertible Notes due 2006. The net proceeds of approximately $279.6 million of the convertible notes were used to pay down existing bank debt. The convertible notes are convertible into Lamar Advertising Company Class A common stock at an initial conversion price of $46.25 per share.

In connection with the reorganization of Lamar Advertising Company into a new holding company structure, Lamar Media Corp. (formerly known as Lamar Advertising Company) made a change of control tender offer to the holders of its 9 1/4% Senior Subordinated Notes due 2007 in aggregate principal amount of approximately $103.9 million. Pursuant to the change of control tender offer and in accordance with the Indenture, Lamar Media Corp. offered to repurchase the Notes for 101% of the principal amount plus accrued interest. A total of $29.9 million aggregate principal amount of Notes were tendered for payment on August 19, 1999, and the related 1% prepayment penalty is reflected as an extraordinary item in the Company's income statement, net of tax.

LAMAR MEDIA CORP.

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

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Total revenues increased $155.5 million or 53.9% to $444.1 million for the year ended December 31, 1999 from $288.6 million for the same period in 1998. This increase was predominantly attributable to (i) an increase in billboard net revenues of $150.5 million or 57.5%, which was attributable to Lamar Media's acquisitions during 1999 and 1998 and internal growth within Lamar Media's previously existing markets, and (ii) a $4.0 million increase in logo sign revenue, which represents a 16.6% increase over the prior year. The increase in logo sign revenue was due to the completion of development of the new logo sign contracts awarded in 1999 and 1998 and the continued expansion of Lamar Media's existing logo sign contracts.

Operating expenses, exclusive of depreciation and amortization, increased $83.6 million or 54.3% to $237.4 million for the year ended December 31, 1999 from $153.8 million for the same period in 1998. This increase was the result of (i) an increase in personnel costs, sign site rent and other costs related to the increase in revenue and (ii) additional operating expenses related to Lamar Media's recent acquisitions and the continued development of the logo sign business.

Depreciation and amortization expense increased $87.4 million or 98.5% from $88.8 million for the year ended December 31, 1998 to $176.2 million for the year ended December 31, 1999 as a result of an increase in capital assets resulting from Lamar Media's recent acquisition activity.

Due to the above factors, operating income decreased $15.5 million or 33.6% from $46.0 million for the year ended December 31, 1998 to $30.5 million for the year ended December 31, 1999.

Interest income increased $.7 million as a result of an increase in excess cash investments made during the period. Interest expense increased $29.6 million from $60.0 million for the year ended December 31, 1998 to $89.6 million for the year ended December 31, 1999 as a result of interest expense on Lamar Media's obligation to Lamar Advertising Company and greater amounts outstanding under the New Bank Credit Agreement to finance recent acquisitions.

The decrease in operating income and the increase in interest expense described above resulted in a $40.1 million decrease in earnings before income taxes, extraordinary item and cumulative effect of a change in accounting principle.

The decrease in earnings before income taxes, resulted in an increase in the income tax benefit of $9.0 million for the year ended December 31, 1999 over the same period in 1998.

An extraordinary loss on debt extinguishment of $.2 million net of income tax benefit of $.1 million, was incurred during the year ended December 31, 1999, as a result of the extinguishment of a portion of Lamar Media's 9 1/4% Senior Subordinated Notes due 2007 in connection with a change of control tender offer in July, 1999.

Due to the adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred, Lamar Media recognized an expense of $.8 million as a cumulative effect of a change in accounting principle. This expense is a one time adjustment to recognize start-up activities and organization costs that were capitalized in prior periods.

As a result of the foregoing factors, Lamar Media recognized a net loss for the year ended December 31, 1999 of $43.9 million, as compared to a net loss of $11.9 million for the same period in 1998.

FACTORS AFFECTING FUTURE OPERATING RESULTS

THE SIGNIFICANT FIXED PAYMENTS ON THE COMPANY'S DEBT INCREASES UNCERTAINTY AND REDUCES FLEXIBILITY IN ITS OPERATIONS.

The Company has borrowed substantial amounts of money in the past and may borrow more money in the future. At December 31, 1999, the Company had approximately $1.6 billion of debt outstanding consisting of approximately $776 million in bank debt, $528 million in various series of senior subordinated notes, $287.5 million in convertible notes and $24 million in various other short-term and long-term debt.

A large part of the Company's cash flow from operations must be used to make principal and interest payments on its debt. If the Company's operations make less money in the future, it may need to borrow to make these payments. In addition, the Company finances most of its acquisitions through borrowings under Lamar Media's bank credit facility which has a total committed amount of $1.0 billion in term and revolving credit loans. As of December 31, 1999, the Company had approximately $223 million available to borrow under this credit facility. Since its borrowing capacity under its credit facility is limited, the Company may not be able to continue to finance future acquisitions at its historical rate with borrowings under its credit facility. The Company may need to borrow additional amounts or seek other sources of financing to fund future acquisitions. The Company cannot guarantee that such additional financing will be available on favorable terms. The Company may need the consent of the banks under its credit facility, or the holders of other indebtedness, to borrow additional money.

RESTRICTIONS IN THE COMPANY'S, AND ITS WHOLLY-OWNED, DIRECT SUBSIDIARY LAMAR MEDIA'S DEBT AGREEMENTS REDUCE OPERATING FLEXIBILITY AND CONTAIN COVENANTS AND RESTRICTIONS THAT CREATE THE POTENTIAL FOR DEFAULTS.

The terms of the indenture relating to Lamar Advertising's outstanding notes, Lamar Media's bank credit facility and the indentures relating to Lamar Media's outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:

        o         dispose of assets;
        o         incur or repay debt;
        o         create liens;
        o         make investments; and
        o         pay dividends.

Lamar Media's ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements.

Under the Lamar Media's credit facility the Company must maintain specified financial ratios and levels including:

        o         cash interest coverage;
        o         fixed charge coverage;
        o         senior debt ratios; and
        o         total debt ratios.

Failure to comply with these tests may cause all amounts outstanding under the credit facility to become immediately due. If this were to occur, it would create serious financial problems for the Company. The Company's ability to comply with these restrictions, and any similar restrictions in future agreements, depends on its operating performance. Because its performance is subject to prevailing economic, financial and business conditions and other factors that are beyond the Company's control, it may be unable to comply with these restrictions in the future.

NEGATIVE TRENDS IN ADVERTISING EXPENDITURES COULD HURT THE COMPANY'S BUSINESS.

The Company sells advertising space to generate revenues. A decrease in demand for advertising space could adversely affect the Company's business. General economic conditions and trends in the advertising industry affect the amount of advertising space purchased. A reduction in money spent on its displays could result from:

         o        a general decline in economic conditions;

         o a decline in economic conditions in particular markets where the Company conducts business;

         o a reallocation of advertising expenditures to other available media by significant users of the Company's displays; or

         o        a decline in the amount spent on advertising in general.

THE REGULATION OF OUTDOOR ADVERTISING IMPACTS THE COMPANY'S OPERATIONS.

The Company's operations are significantly impacted by federal, state and local government regulation of the outdoor advertising business.

The federal government conditions federal highway assistance on states imposing location restrictions on the placement of billboards on primary and interstate highways. Federal laws also impose size, spacing and other limitations on billboards. Some states have adopted standards more restrictive than the federal requirements. Local governments generally control billboards as part of their zoning regulations. Some local governments have enacted ordinances which require removal of billboards by a future date. Others prohibit the construction of new billboards and the reconstruction of significantly damaged billboards, or allow new construction only to replace existing structures.

Local laws which mandate removal of billboards at a future date often do not provide for payment to the owner for the loss of structures that are required to be removed. Certain federal and state laws require payment of compensation in such circumstances. Local laws that require the removal of a billboard without compensation have been challenged in state and federal courts with conflicting results. Accordingly, the Company may not be successful in negotiating acceptable arrangements when the Company's displays have been subject to removal under these types of local laws.

Additional regulations may be imposed on outdoor advertising in the future. Legislation regulating the content of billboard advertisements has been introduced in Congress from time to time in the past. Additional regulations or changes in the current laws regulating and affecting outdoor advertising at the federal, state or local level may have a material adverse effect on the Company's results of operations.

CONTINUING THE COMPANY'S GROWTH BY ACQUISITIONS MAY BECOME MORE DIFFICULT AND INVOLVES COSTS AND UNCERTAINTIES.

The Company has substantially increased its inventory of advertising displays through acquisitions. The Company's operating strategy involves making purchases in markets where it currently competes as well as in new markets. However, the following factors may affect the Company's ability to continue to pursue this strategy effectively.

         o The outdoor advertising market has been consolidating, and this may adversely affect the Company's ability to find suitable candidates for purchase.

         o The Company is also likely to face increased competition from other outdoor advertising companies for the companies or assets it wishes to purchase. Increased competition may lead to higher prices for outdoor advertising companies and assets and decrease those it is able to purchase.

         o The Company does not know if it will have sufficient capital resources to make purchases, obtain any required consents from the Company's lenders, or find acquisition opportunities with acceptable terms.

         o From January 1, 1999 to December 31, 1999, the Company completed 77 transactions involving the purchase of complementary outdoor advertising businesses, the most significant of which was the acquisition on September 15, 1999, of Chancellor Outdoor for $1.6 billion. The Company has integrated these acquired assets and businesses into its existing operations, but cannot be certain that the benefits and cost savings that it anticipates from these purchases will develop.

COMPETITION FROM LARGER OUTDOOR ADVERTISERS AND OTHER FORMS OF ADVERTISING COULD HURT THE COMPANY'S PERFORMANCE.

The Company cannot be sure that in the future it will compete successfully against the current and future sources of outdoor advertising competition and competition from other media. The competitive pressure that it faces could adversely affect the Company's profitability or financial performance. The Company faces competition from other outdoor advertising companies, some of which may be larger and better financed than it is, as well as from other forms of media, including television, radio, newspapers and direct mail advertising. It must also compete with an increasing variety of other out-of-home advertising media that include advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, and on taxis, trains and buses.

In the Company's logo sign business, it currently faces competition for state-awarded service contracts from two other logo sign providers as well as local companies. Initially, the Company competed for state-awarded service contracts as they are privatized. Because these contracts expire after a limited time, the Company must compete to keep its existing contracts each time they are up for renewal.

POTENTIAL LOSSES RESULTING FROM THE FAILURE OF THE COMPANY'S CONTINGENCY PLANS RELATING TO HURRICANES COULD HURT THE COMPANY'S BUSINESS.

Although the Company has developed contingency plans designed to deal with the threat posed to advertising structures by hurricanes, it cannot guarantee that these plans will work. If these plans fail, significant losses could result.

A significant portion of its structures are located in the Mid-Atlantic and Gulf Coast regions of the United States. These areas are highly susceptible to hurricanes during the late summer and early fall. In the past, the Company has incurred significant losses due to severe storms. These losses resulted from structural damage, overtime compensation, loss of billboards that could not be replaced under applicable laws and reduced occupancy because billboards were out of service.

The Company has determined that it is not economical to obtain insurance against losses from hurricanes and other storms. Instead, contingency plans have been developed to deal with the threat of hurricanes. For example, an attempt is made to remove the advertising faces on billboards at the onset of a storm, when possible, which permits the structures to better withstand high winds during a storm. These advertising faces are then replaced after the storm has passed. However, these plans may not be effective in the future and, if they are not, significant losses may result.

NEW LOGO SIGN CONTRACTS ARE SUBJECT TO STATE AWARD AND MAY NOT BE AWARDED TO THE COMPANY; EXISTING CONTRACTS ARE SUBJECT TO RENEWAL AND MAY NOT BE RENEWED.

A portion of the Company's revenues and operating income come from our state-awarded service contracts for logo signs. The Company cannot predict what remaining states, if any, will start logo sign programs or convert state-run logo sign programs to privately operated program. The Company competes with other parties for new state-awarded service contracts for logo signs. Even when it is awarded such a contract, the award may be challenged under state contract bidding requirements. If an award is challenged, the Company may incur delays and litigation costs.

Generally, state-awarded logo sign contracts have a term, including renewal options, of ten to twenty years. States may terminate a contract early, but in most cases must pay compensation to the logo sign provider for early termination. Typically, at the end of the term of the contract, ownership of the structures is transferred to the state without compensation to the logo sign provider. Of our 20 logo sign contracts in place at December 31, 1999, three are subject to renewal in April, June and October, 2000 and one is due to terminate in December, 2000. There is no guarantee that the Company will be able to obtain new logo sign contracts or renew its existing contracts. In addition, after a new state-awarded logo contract is received, the Company generally incurs significant start-up costs. The Company cannot guarantee that it will continue to have access to the capital necessary to finance those costs.

THE LOSS OF KEY EXECUTIVES COULD AFFECT THE COMPANY'S OPERATIONS.

The Company's success depends to a significant extent upon the continued services of its executive officers and other key management and sales personnel. Kevin P. Reilly, Jr., the Chief Executive Officer, the nine regional managers and the manager of the logo sign business, in particular, are essential to the Company's continued success. Although incentive and compensation programs have been designed to retain key employees, there are no employment contracts with any employees and none of the executive officers have signed non-compete agreements. The Company does not maintain key man insurance on its executives. If any of the executive officers or other key management and sales personnel stopped working with the Company in the future, it could have an adverse effect on its business.

INFLATION

In the last three years, inflation has not had a significant impact on the Company.

SEASONALITY

The Company's revenues and operating results have exhibited some degree of seasonality in past periods. Typically, the Company experiences its strongest financial performance in the summer and its lowest in the winter. The Company expects this trend to continue in the future. Because a significant portion of the Company's expenses are fixed, a reduction in revenues in any quarter is likely to result in a period to period decline in operating performance and net earnings.

IMPACT OF YEAR 2000

The Company has not experienced significant disruptions to its financial or operating activities caused by failure of its computerized systems resulting from Year 2000 issues. All missions critical systems and links with key suppliers and vendors operated as expected and execution of contingency plans was not required.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LAMAR ADVERTISING COMPANY AND LAMAR MEDIA CORP.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly-owned subsidiary Lamar Media Corp. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 1999, and should be read in conjunction with Note 8 of the Notes to the Company's Consolidated Financial Statements.

Loans under Lamar Media Corp.'s New Bank Credit Agreement bear interest at variable rates equal to the Chase Prime Rate or LIBOR plus the applicable margin. Because the Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the New Bank Credit Agreement. Increases in the interest rates applicable to borrowings under the New Bank Credit Agreement would result in increased interest expense and a reduction in the Company's net income and after tax cash flow.

At December 31, 1999, there was approximately $776 million of aggregate indebtedness outstanding under the New Bank Credit Agreement, or approximately 48.0% of the Company's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 1999 with respect to borrowings under the New Bank Credit Agreement and Senior Credit Facility was $30.5 million, and the weighted average interest rate applicable to borrowings under these credit facilities during 1999 was 7.3%. Assuming that the weighted average interest rate was 200-basis points higher (that is 9.3% rather than 7.3%), then the Company's 1999 interest expense would have been approximately $8.2 million higher resulting in a $5.0 million decrease in the Company's 1999 net income and after tax cash flow.

The Company attempts to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by also issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company's variable rate and fixed rate indebtedness. In addition, the Company has the capability under the New Bank Credit Agreement to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.

ITEM 8.     FINANCIAL STATEMENTS (FOLLOWING ON NEXT PAGE)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

Independent Auditors' Report..............................................   28

Consolidated Balance Sheets as of December 31, 1999 and 1998 .............   29

Consolidated Statements of Operations for the years ended December 31,
      1999, 1998 and 1997.................................................   30

Consolidated Statements of Comprehensive Income for the years ended
     December 31, 1999, 1998 and 1997.....................................   31

Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1999, 1998 and 1997.....................................   32

Consolidated Statements of Cash Flows for the years ended December 31,
      1999, 1998 and 1997.................................................   33

Notes to Consolidated Financial Statements ...............................34-54

                          Independent Auditors' Report


Board of Directors
Lamar Advertising Company:

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 17 to the consolidated financial statements, the Company changed its method of accounting for the costs of start-up activities in 1999.

                                        KPMG LLP


New Orleans, Louisiana
March 17, 2000

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                           December 31, 1999 and 1998

Assets                                                                 1999            1998
------                                                             -----------    -----------
Current assets:
  Cash and cash equivalents                                        $     8,401    $   128,597
  Receivables, net                                                      81,226         40,380
  Prepaid expenses                                                      21,524         12,346
  Other current assets                                                  14,342          1,736
                                                                   -----------    -----------
          Total current assets                                         125,493        183,059
                                                                   -----------    -----------

Property, plant and equipment (note 4)                               1,412,605        661,324
  Less accumulated depreciation and amortization                      (218,893)      (153,972)
                                                                   -----------    -----------
          Net property plant and equipment                           1,193,712        507,352
                                                                   -----------    -----------

Intangible assets (note 5)                                           1,874,177        705,934
Other assets - non-current                                              13,563         17,032
                                                                   -----------    -----------
          Total assets                                             $ 3,206,945    $ 1,413,377
                                                                   ===========    ===========
Liabilities and Stockholders' Equity

Current liabilities:
  Trade accounts payable                                           $    11,492    $     4,258
  Current maturities of long-term debt (note 8)                          4,318         49,079
  Accrued expenses (note 7)                                             57,653         25,912
  Deferred income                                                       11,243          9,589
                                                                   -----------    -----------
          Total current liabilities                                     84,706         88,838

Long-term debt (note 8)                                              1,611,463        827,453
Deferred income taxes (note 9)                                         112,412         25,613
Deferred income                                                          1,222          1,293
Other liabilities                                                        5,613          3,401
                                                                   -----------    -----------
          Total liabilities                                          1,815,416        946,598
                                                                   -----------    -----------

Stockholders' equity (note 11):
  Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized $1,000,000 shares; 5,719.49 shares and no shares issued and outstanding at 1999 and 1998,
    respectively                                                            --             --
  Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized, 0 shares and 5,719
    shares issued and outstanding at 1999 and 1998 respectively             --          3,649
  Class A common stock, par value $.001, 125,000,000 shares
    authorized, 70,576,251 and 43,392,876 shares issued and
    outstanding at 1999 and 1998, respectively                              71             43
  Class B common stock, par value $.001, 37,500,000 shares
    authorized, 17,449,997 and 17,699,997 shares issued and
    outstanding at 1999 and 1998, respectively                              17             18
  Additional paid-in capital                                         1,478,916        505,644
  Accumulated deficit                                                  (87,475)       (42,575)
                                                                   -----------    -----------
          Stockholders' equity                                       1,391,529        466,779
                                                                   -----------    -----------

          Total liabilities and stockholders' equity               $ 3,206,945    $ 1,413,377
                                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)

                  Years ended December 31, 1999, 1998 and 1997

                                                                        1999             1998            1997
                                                                     ------------    ------------    ------------
Net revenues                                                         $    444,135    $    288,588    $    201,062
                                                                     ------------    ------------    ------------
Operating expenses:
  Direct advertising expenses                                             143,090          92,849          63,390
  General and administrative expenses                                      94,372          60,935          45,368
  Depreciation and amortization                                           177,138          88,791          48,317
                                                                     ------------    ------------    ------------
                                                                          414,600         242,575         157,075
                                                                     ------------    ------------    ------------
          Operating income                                                 29,535          46,013          43,987
                                                                     ------------    ------------    ------------
Other expense (income):
  Interest income                                                          (1,421)           (762)         (1,723)
  Interest expense                                                         89,619          60,008          38,230
  Gain on disposition of assets                                            (5,481)         (1,152)            (15)
                                                                     ------------    ------------    ------------
                                                                           82,717          58,094          36,492
                                                                     ------------    ------------    ------------
  Earnings (loss) before income taxes, extraordinary
    item and cumulative effect of a change in accounting principle        (53,182)        (12,081)          7,495

  Income tax expense (benefit) (note 9)                                    (9,596)           (191)          4,654
                                                                     ------------    ------------    ------------

Earnings (loss) before extraordinary item and cumulative
 effect of a change in accounting principle                               (43,586)        (11,890)          2,841

Extraordinary loss on debt extinguishment net of
 income tax benefit of $117                                                  (182)             --              --
                                                                     ------------    ------------    ------------
Earnings (loss) before cumulative effect of a change in
 accounting principle                                                     (43,768)        (11,890)          2,841

Cumulative effect of a change in accounting principle                        (767)             --              --
                                                                     ------------    ------------    ------------
Net earnings (loss)                                                       (44,535)        (11,890)          2,841
Preferred stock dividends                                                    (365)           (365)           (365)
                                                                     ------------    ------------    ------------
Net earnings (loss) applicable to common stock                       $    (44,900)   $    (12,255)   $      2,476
                                                                     ============    ============    ============

Earnings (loss) per common share - basic and diluted:

 Earnings (loss) before extraordinary item and
   accounting change                                                 $       (.64)   $       (.24)   $        .05
 Extraordinary loss on debt extinguishment                                     --              --              --
 Cumulative effect of a change in accounting principle                       (.01)             --              --
                                                                     ------------    ------------    ------------
          Net earnings (loss)                                        $       (.65)   $       (.24)   $        .05
                                                                     ============    ============    ============

Weighted average common shares outstanding                             69,115,764      51,361,522      47,037,497
Incremental common shares from dilutive stock options                          --              --         363,483
Incremental common shares from convertible debt                                --              --              --
                                                                     ------------    ------------    ------------
Weighted average common shares assuming dilution                       69,115,764      51,361,522      47,400,980
                                                                     ============    ============    ============


See accompanying notes to consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                                 (In Thousands)

                  Years ended December 31, 1999, 1998 and 1997


                                          1999        1998       1997
                                        --------    --------   --------
Net earnings (loss) applicable
     to common stock                    $(44,900)   $(12,255)  $  2,476

Other comprehensive income -
     change in unrealized gain
     (loss) on investment securities
     (net of deferred tax expense
     (benefit) of $0, $217 and $(596)
     for the years ended December 31,
     1999, 1998 and 1997                      --         354       (974)
                                        --------    --------   --------
Comprehensive income (loss)             $(44,900)   $(11,901)  $  1,502
                                        ========    ========   ========

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                 (In thousands, except share and per share data)

                  Years ended December 31, 1999, 1998 and 1997


                                       Series                                                              Unrealized
                                         AA       Class A     Class A   Class B  Additional                 Gain (Loss)
                                     Preferred   Preferred     Common    Common   Paid-in    Accumulated   On Investment
                                       Stock       Stock       Stock     Stock   Capital      Deficit       Securities      Total
                                     ---------   ---------    -------   ------- -----------  -----------   -------------  ---------
Balance, December 31, 1996            $    --       3,649        18       14      92,258        (32,796)          620        63,763
 Exercise of stock options                 --          --        --       --       3,448             --            --         3,448
 Conversion of 1,811,552
  shares of Class B common
  stock to Class A common
  stock                                    --          --         1       (1)         --             --            --            --
 Net earnings                              --          --        --       --          --          2,841            --         2,841
 Dividends ($63.80 per
  preferred share)                         --          --        --       --          --           (365)           --          (365)
 Unrealized loss on investment
  securities, net of deferred
  taxes of $596                            --          --        --       --          --             --          (974)         (974)
 Three-for-two stock split
  (Note 11)                                --          --         9        6         (15)            --            --            --
                                      -------     -------    ------    -----   ---------       --------      --------     ---------

Balance, December 31, 1997                 --       3,649        28       19      95,691        (30,320)         (354)       68,713
                                      -------     -------    ------    -----   ---------       --------      --------     ---------
 Issuance of 13,338,005 shares
  of common stock                          --          --        13       --     399,288             --            --       399,301
 Exercise of stock options                 --          --         1       --      10,665             --            --        10,666
 Conversion of 1,062,912
  shares of Class B common
  stock to Class A common
  stock                                    --          --         1       (1)         --             --            --            --
 Net loss                                  --          --        --       --          --        (11,890)           --       (11,890)
 Dividends ($63.80 per
  preferred share)                         --          --        --       --          --           (365)           --          (365)
 Realized loss on investment
  securities, net of tax                   --          --        --       --          --             -            354           354
                                      -------     -------    ------    -----   ---------       --------      --------     ---------

 Balance December 31, 1998                 --       3,649        43       18     505,644        (42,575)           --       466,779
                                      -------     -------    ------    -----   ---------       --------      --------     ---------
 Issuance of 26,407,650 shares
  of common stock in
  acquisitions                             --          --        26       --     954,946             --            --       954,972
 Exercise of stock options                 --          --         1       --      14,677             --            --        14,678
 Conversion of 250,000 shares
  of Class B common stock to
  Class A common stock                     --          --         1       (1)         --             --            --            --
 Conversion of Class A
  preferred stock into Series
  AA preferred stock                       --      (3,649)       --       --       3,649             --            --            --
 Net loss                                  --          --        --       --          --        (44,535)           --       (44,535)
 Dividends ($63.80 per
  preferred share)                         --          --        --       --          --           (365)           --          (365)
                                      -------     -------    ------    -----   ---------       --------      --------     ---------
Balance December 31, 1999             $    --          --        71       17   1,478,916        (87,475)           --     1,391,529
                                      =======     =======    ======    =====   =========       ========      ========     =========


See accompanying notes to consolidated financial statements.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                  Years ended December 31, 1999, 1998 and 1997


                                                        1999         1998         1997
                                                     ---------    ---------    ---------
Cash flows from operating activities:
  Net earnings (loss)                                $ (44,535)     (11,890)       2,841
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
   Depreciation and amortization                       177,138       88,791       48,317
   Gain on disposition of assets                        (5,481)      (1,152)         (15)
   Cumulative effect of accounting change                  767           --           --
   Deferred tax expense (benefit)                      (13,579)      (7,537)      (2,839)
   Provision for doubtful accounts                       4,065        2,883        2,098
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     Receivables                                       (19,091)      (2,464)      (7,646)
     Prepaid expenses                                      782         (521)        (367)
     Other assets                                       (4,337)      (2,148)        (251)
   Increase (decrease) in:
     Trade accounts payable                              3,438          250       (1,951)
     Accrued expenses                                   18,597        4,326        6,063
     Deferred income                                    (7,184)       2,132         (425)
     Other liabilities                                     (29)        (172)         (42)
                                                     ---------    ---------    ---------
        Net cash provided by operating activities      110,551       72,498       45,783
                                                     ---------    ---------    ---------

Cash flows from investing activities:
  Capital expenditures                                 (77,186)     (55,196)     (36,654)
  Purchase of new markets                             (881,067)    (485,514)    (386,842)
  Proceeds from sale of property and equipment           7,603        5,493       53,268
                                                     ---------    ---------    ---------
        Net cash used in investing activities         (950,650)    (535,217)    (370,228)
                                                     ---------    ---------    ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock             7,418      402,629        2,403
  Proceeds from issuance of long-term debt             279,594           70      193,926
  Principal payments on long-term debt                 (79,667)      (6,229)          --
  Debt issuance costs                                  (13,077)      (3,035)          --
  Net borrowing (payments) under credit agreements     526,000      191,000       54,720
  Dividends                                               (365)        (365)        (365)
                                                     ---------    ---------    ---------
       Net cash provided by financing activities       719,903      584,070      250,684
                                                     ---------    ---------    ---------
       Net increase (decrease) in cash and
        cash equivalents                              (120,196)     121,351      (73,761)

  Cash and cash equivalents at beginning
   of period                                           128,597        7,246       81,007
                                                     ---------    ---------    ---------

  Cash and cash equivalents at end of period         $   8,401      128,597        7,246
                                                     =========    =========    =========
Supplemental disclosures of cash flow information:
  Cash paid for interest                             $  83,837       56,960       33,284
                                                     =========    =========    =========

  Cash paid for income taxes                         $   6,919        1,107        8,792
                                                     =========    =========    =========


See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

(1)      Significant Accounting Policies

         (a)      Nature of Business Lamar

                  Advertising Company ("LAC" or the "Company") is engaged in the outdoor advertising business operating approximately 116,800 outdoor advertising displays in 42 states. The Company's operating strategy is to be the leading provider of outdoor advertising services in most of the markets it serves.

                  In addition, the Company operates a logo sign business in 20 states throughout the United States and in 1 province of Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included i the Company's logo sign business are tourism signing contracts.

         (b)      Principles of Consolidation

                  The accompanying consolidated financial statements include Lamar Advertising Company, its wholly-owned subsidiary, Lamar Media Corp. ("Lamar Media"), and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

         (c)      Property, Plant and Equipment

                  Property, plant and equipment are stated at cost. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets.

         (d)      Intangible Assets

                  Intangible assets, consisting primarily of goodwill, site locations, customer lists and contracts, and non-competition agreements are amortized using the straight-line method over the assets estimated useful lives, generally from 5 to 15 years.


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

         (f) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

                  The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards
                  (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                  The Company assesses the recoverability of enterprise level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future results of the Company's operations. The amount of enterprise-level goodwill impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds.

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

         (j)      Earnings Per Share

                  Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of stock options and convertible debt.

         (k)      Stock Option Plan

                  The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock- based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

(2)      Acquisitions

         Year ended December 31, 1997

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

         During the year ended December 31, 1997, the Company completed 21 additional acquisitions of outdoor advertising assets, none of which were individually significant, for an aggregate cash purchase price of approximately $21,000.

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


                                           Property
                               Current      Plant &                  Other        Current       Long-term
                               Assets      Equipment   Goodwill   Intangibles   Liabilities    Liabilities
                              --------     ---------   --------   -----------   -----------    -----------
Penn Advertising, Inc.        $  4,645       47,745      72,435       19,200        (1,144)        (22,208)
Headrick Outdoor, Inc.             825       46,553       1,640       22,585             --              --
Outdoor Systems, Inc.            6,243       27,091      63,148       23,611        (2,640)              --
Other                              370       17,106       5,132        3,378          (132)         (5,127)
                              $ 12,083      138,495     142,355       68,774        (3,916)        (27,335)
                              ========      =======     =======       ======        ======         =======


                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                            AND SUBSIDIARIES COMPANY

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

         During the year ended December 31, 1998, the Company completed 60 additional acquisitions of outdoor advertising assets, none of which were individually significant, for an aggregate cash purchase price of approximately $89 million and issuance of 63,005 shares of Class A common stock valued at approximately $2,400.


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

                                                Property
                                     Current    Plant &                 Other      Other      Current     Long-term
                                      Assets    Equipment  Goodwill  Intangibles   Assets   Liabilities  Liabilities
                                     -------    ---------  --------  -----------   ------   -----------  -----------
Ragan Companies                      $    694      9,634     13,275      1,573         --        (176)          --
Pioneer and related companies             307     15,062        264      4,046         --        (479)          --
Northwest Outdoor Advertising, LLC      2,176     23,667     36,199      8,861         --        (697)        (273)
Odegard Outdoor Advertising, LLC          285      1,633      5,959      1,095         --        (272)        (300)
Rainier Evergreen, Inc.                   359      3,205     21,681      1,855         --        (550)         (50)
Nichols & Vann Advertising                 --        300      3,944        575      6,181          --           --
Outdoor Communications, Inc.            9,957     97,058    266,856     37,334        291     (54,112)    (121,296)
Other                                   1,036     33,227     46,756     14,405      2,010      (3,506)      (2,549)
                                     --------    -------    -------     ------      -----     -------     --------
                                     $ 14,814    183,786    394,934     69,744      8,482     (59,792)    (124,468)
                                     ========    =======    =======     ======      =====     =======     ========

         Year Ended December 31, 1999

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

         On September 15, 1999, Lamar Media Corp. purchased the capital stock of Chancellor Media Outdoor Corporation and Chancellor Media Whiteco Outdoor Corporation, ("Chancellor Outdoor") for a combination of approximately $703,000 in cash and 26,227,273 shares of Class A common stock valued at approximately $947,000. The stock purchase agreement also contains a post-closing adjustment in the event that the net working capital of Chancellor Outdoor as shown on the closing balance sheet is greater or less than $12,000. As of December 31, 1999, the working capital adjustment to be paid by the Company is $15,750, and is included in accrued expenses in the accompanying balance sheet.


                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

         During the year ended December 31, 1999, the Company completed 72 additional acquisitions of outdoor advertising and transit assets for an aggregate cash purchase price of approximately $93,873 and the issuance of 180,377 shares of Class A common stock valued at approximately $7,981.

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


                               Property
                    Current    Plant &                 Other      Other      Current     Long-term
                     Assets    Equipment  Goodwill  Intangibles   Assets   Liabilities  Liabilities
                    -------    ---------  --------  -----------   ------   -----------  -----------
American Displays   $     87        899     10,532      3,277        --        (284)           --
KJS, LLC                  20      9,468     30,543      4,489        --      (2,079)       (1,921)
Frank Hardie             187      6,582     10,464      3,630        --        (525)           --
Vivid, Inc.              357      9,706      8,526      4,085        --        (593)
Chancellor            39,242    645,151    298,486    779,775(a)    169      (6,014)     (106,102)
Other                    310     22,411     74,976      8,678        --      (1,301)       (3,218)
                    --------    -------    -------     ------       ---     -------      --------
                    $ 40,203    694,217    433,527    803,934       169     (10,796)     (111,241)
                    ========    =======    =======    =======       ===     =======      ========

(a)      Includes $615,946 of site locations.

         The following unaudited pro forma financial information for the Company gives effect to the 1999 and 1998 acquisitions as if they had occurred on January 1, 1998. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company's results of operations for any future period.


                                    1999           1998
                                  ---------     --------
Net revenues                      $ 601,584      576,838
                                  =========     ========

Loss before extraordinary items   $ (92,969)     (93,822)
                                  =========     ========

Net loss applicable to
  common stock                    $ (94,283)     (94,187)
                                  =========     =========

Net loss per common share         $   (1.00)       (1.83)
  (basic and diluted)             =========     =========


                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

(3)      Noncash Financing and Investing Activities

         A summary of significant noncash financing and investing activities for the years ended December 31, 1999, 1998 and 1997 follows:


                                            1999        1998       1997
                                          -------      ------     ------
Disposition of assets                     $  5,387         30      1,300
Acquisitions of assets                     954,972      2,706         --
Issuance of Series AA preferred stock
in exchange for Class A preferred stock      3,649         --         --
Conversion of note receivable to equity
 investment                                     --         --        500
Debt issuance costs                          7,906         --      4,750

(4)      Property, Plant and Equipment

         Major categories of property, plant and equipment at December 31, 1999 and 1998 are as follows:

                            Estimated life
                                (years)        1999         1998
                            --------------  ----------   ----------
Land                               --       $   48,024   $   25,543
Building and improvements        10-39          42,292       28,924
Advertising structures             15        1,240,020      576,676
Automotive and other equipment    3-7           82,269       30,181
                                            ----------   ----------
                                            $1,412,605   $  661,324
                                            ==========   ==========

(5)      Intangible Assets

         The following is a summary of intangible assets at December 31, 1999 and 1998:

                            Estimated life
                                (years)        1999         1998
                            --------------  ----------   ----------
Debt issuance costs and fees   7-10         $   40,945   $   19,962
Customer lists and contracts   7-10            286,301      108,903
Non-compete agreements         7-15             50,277       19,318
Goodwill                        15           1,037,385      554,685
Site locations and other       5-15            630,585        3,066
                                            ----------   ----------
                                            $2,045,493   $  705,934
                                            ==========   ==========

Cost                                         2,045,493      778,655
Accumulated amortization                      (171,316)     (72,721)

                                            $1,874,177   $  705,934
                                            ==========   ==========

                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

(6)      Leases

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

                          2000              $ 73,410
                          2001                57,634
                          2002                51,121
                          2003                44,528
                          2004                37,834
                          Thereafter         211,178

         Rental expense related to the Company's operating leases were $63,193, $43,440 and $31,411 for the years ended December 31, 1999, 1998 and 1997, respectively.

(7)      Accrued Expenses

         The following is a summary of accrued expenses at December 31, 1999 and 1998:


                                    1999      1998
                                  -------   -------
Payroll                           $ 7,406   $ 4,863
Interest                           17,411    11,629
Insurance benefits                  4,460     3,715
Purchase price payable (note 2)    15,750        --
Other                              12,626     5,705
                                  -------   -------
                                  $57,653   $25,912
                                  =======   =======

(8)      Long-term Debt

         Long-term debt consists of the following at December 31, 1999 and 1998:

                                                    1999           1998
                                                -----------    -----------
5-1/4% Convertible notes                        $   287,500    $        --
9-5/8% Senior subordinated notes (1996 Notes)       255,000        255,000
8-5/8% Senior subordinated notes (1997 Notes)       198,882        198,785
Bank Credit Agreement                               776,000        250,000
9-1/4% Senior subordinated notes                     74,073        103,949
8% unsecured subordinated notes (see note 12)        13,333         15,333
Other notes with various rates and terms             10,993         53,465
                                                -----------    -----------
                                                  1,615,781        876,532

Less current maturities                              (4,318)       (49,079)
                                                -----------    -----------
Long-term debt, excluding current
 maturities                                     $ 1,611,463    $   827,453
                                                ===========    ===========

                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

         Long-term debt matures as follows:

                           2000                  $    4,318
                           2001                      50,200
                           2002                      49,950
                           2003                      99,125
                           2004                     116,772
                           Later years            1,295,416

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

         In July, 1998, the Company replaced its previous credit agreement with a new Bank Credit Agreement (the "1998 Bank Credit Agreement") which consists of a committed $250,000 revolving credit facility (the "1998 Revolving Credit Facility"), a $150,000 term facility (the "Term Facility") and a $100,000 incremental facility (The 1998 "Incremental Facility") funded at the discretion of the lenders. As of December 31, 1998, the Company had borrowings outstanding of $150 million under the 1998 Term Facility, $100 million under the 1998 Incremental Facility, and $0 under the 1998 Revolving Credit Facility. The Incremental Facility and the Term Facility bear interest at a variable rate of interest based on the applicable margin over LIBOR or the prime rate. The weighted average interest rate on borrowings under the Bank Credit Agreement at December 31, 1998, was 7.37%

                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

         In August 1999, the Company replaced the 1998 Bank Credit Agreement with a new bank credit facility under which The Chase Manhattan Bank serves as administrative agent. The new $1,000,000 bank credit facility consists of (1) a $350,000 revolving bank credit facility and (2) a $650,000 term facility with two tranches, a $450,000 Term A facility and a $200,000 Term B facility. As a result of the holding company reorganization completed on July 20, 1999 and explained in footnote 12, the existing bank credit facility and the new bank credit facility are obligations of Lamar Media Corp., a wholly owned subsidiary of Lamar Advertising Company. As of December 31, 1999, the Company had borrowings under this agreement of $776,000.

         Availability of the line under the New Revolving Credit Facility is reduced quarterly beginning with the quarter ended March 31, 2002, in the following amounts:

                           March 31, 2002      -   December 31, 2003  $  8,750
                           March 31, 2004      -   December 31, 2004    26,250
                           March 31, 2005      -   December 31, 2005    30,625
                           March 31, 2006                               52,500

         The Tranch A Term Facility will begin to amortize quarterly beginning September 30, 2001 in the following quarterly amounts:

                           September 30, 2001  -   December 31, 2001  $  22,500
                           March 31, 2002      -   December 31, 2002     11,250
                           March 31, 2003      -   December 31, 2003     22,500
                           March 31, 2004      -   December 31, 2004     28,125
                           March 31, 2005      -   December 31, 2005     31,500
                           March 31, 2006      -   December 31, 2006     31,500

         The Tranch B Term facility will begin to amortize quarterly beginning with the quarter ended September 30, 2001, in the following quarterly amounts:

                           September 30, 2001  -   December 31, 2001  $     500
                           March 31, 2002      -   December 31, 2002        500
                           March 31, 2003      -   December 31, 2003        500
                           March 31, 2004      -   December 31, 2004        500
                           March 31, 2005      -   December 31, 2005        500
                           March 31, 2006      -   June 30, 2006            500
                           August 1, 2006                               190,000

                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

         Revolving credit loans may be requested under the New Revolving Credit Facility at any time prior to maturity. The loans bear interest, at the Company's option, at the LIBOR Rate or Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company's ratio of debt to trailing twelve month EBITDA, as defined in the agreement. The terms of the indenture relating to Lamar Advertising's outstanding notes, Lamar Media's bank credit facility and the indentures relating to Lamar Media's outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:

                 o         dispose of assets;
                 o         incur or repay debt;
                 o         create liens;
                 o         make investments; and
                 o         pay dividends.


         Lamar Media's ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements.

         Under Lamar Media's credit facility the Company must maintain specified financial ratios and levels including:

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

         In connection with the reorganization of Lamar Advertising Company into a new holding company structure, Lamar Media Corp. (formerly known as Lamar Advertising Company) made a change of control tender offer to the holders of its 9 1/4% Senior Subordinated Notes due 2007 in aggregate principal amount of approximately $103,900. Pursuant to the change of control tender offer and in accordance with the Indenture, Lamar Media Corp. offered to repurchase the Notes for 101% of the principal amount plus accrued interest. A total of $29,876 aggregate principal amount of Notes were tendered for payment on August 19, 1999, and the related 1% prepayment penalty is reflected as an extraordinary item in the Company's statement of operations for the year ended December 31, 1999.

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

                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

(9)      Income Taxes

         Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997, consists of:

                                            Current     Deferred     Total
                                            --------    --------    --------
Year ended December 31, 1999:
 U.S. federal                               $  3,083     (11,838)     (8,755)
 State and local                                 900      (1,741)       (841)
                                            --------    --------    --------
                                               3,983     (13,579)     (9,596)
                                            ========    ========    ========
Year ended December 31, 1998:
 U.S. federal                               $  6,269      (6,074)        195
 State and local                               1,077      (1,463)       (386)
                                            --------    --------    --------
                                               7,346      (7,537)       (191)
Change in deferred tax attributable
 to unrealized losses on investment
 securities, included in stockholders'
 equity                                           --         217         217
                                            --------    --------    --------
                                            $  7,346      (7,320)         26
                                            ========    ========    ========
Year ended December 31, 1997:
 U.S. federal                               $  6,108      (2,475)      3,633
 State and local                               1,385        (364)      1,021
                                            --------    --------    --------
                                               7,493      (2,839)      4,654
Change in deferred tax attributable
 to unrealized losses on investment
 securities, included in stockholders'
 equity                                           --        (596)       (596)
                                            --------    --------    --------
                                            $  7,493      (3,435)      4,058
                                            ========    ========    ========

         Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 1999, 1998 and 1997, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to earnings before income taxes as follows:

                                              1999        1998        1997
                                            --------    --------    --------
Computed "expected" tax expense (benefit)   $(18,081)     (4,108)      2,548
Increase (reduction) in income taxes
 resulting from:
  Book expenses not deductible for tax
   purposes                                      121         450          92
  Amortization of non-deductible goodwill      8,841       3,752       1,730
  State and local income taxes, net
   of federal income tax benefit                (555)       (255)        674
  Other differences, net                          78         (30)       (390)
                                            --------    --------    --------
                                            $ (9,596)       (191)      4,654
                                            ========    ========    ========


                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                               1999         1998
                                            ---------    ---------
Deferred tax liabilities:
 Plant and equipment, principally
  due to differences in depreciation        $  (3,942)   $  (4,915)
 Plant and equipment, due to basis
  differences on acquisitions                (134,323)     (28,556)
 Employee benefit plans                        (1,058)          --
                                            ---------    ---------
 Deferred tax liabilities                    (139,323)     (33,471)

Deferred tax assets:
 Intangibles, due to differences
  in amortizable lives                          3,796       (5,058)
 Receivables, principally due to
  allowance for doubtful accounts               1,514        1,151
 Plant and equipment, due to basis
  differences on acquisitions and costs
  capitalized for tax purposes                  4,614        4,530
 Investment in affiliates and plant and
  equipment, due to gains recognized for
  tax purposes and deferred for financial
  reporting purposes                              941          941
 Accrued liabilities not deducted for tax
  purposes                                      3,121        2,125
 Net operating loss carryforward               11,844        3,563
 Minimum tax credit                               357
 Other, net                                       724          606
                                            ---------    ---------
         Deferred tax assets                   26,911        7,858
                                            ---------    ---------
         Net deferred tax liability         $(112,412)   $ (25,613)
                                            =========    =========

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

(10)     Related Party Transactions

         Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.

         As of December 31, 1999 and 1998, debentures and ten year subordinated notes totaling $14,318 and $16,749, respectively, are owned by shareholders, directors and employees. Interest expense under the debentures and ten year subordinated notes during the years ended December 31, 1999, 1998, and 1997 was $1,290, $1,497, and $1,719
         respectively.

         In addition, the Company had receivables from affiliates, related parties and employees of $833 and $378 at December 31, 1999 and 1998, respectively.

         During 1999, the Company purchased a sign easement for approximately $94 from Jennifred Holdings, LLC, of which Kevin Reilly and Sean Reilly each hold a 50% interest.

         The Company purchased approximately $1,951, $1,810 and $3,462 of highway signs used in its logo sign business from Interstate Highway Signs Corp., ("IHS") during the years ended December 31, 1999, 1998 and 1997, respectively. IHS is a wholly-owned subsidiary of Sign Acquisition Corp. Kevin R. Reilly, Jr. has voting control over a majority of the outstanding shares of Sign Acquisition Corp. through a voting trust.

(11)     Stockholders' Equity

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

         During 1995 and 1996, the Company repurchased 3.6% and 12.9%, respectively, of its then outstanding common stock (1,830,750 and 5,427,305 shares, respectively) from certain of its existing stockholders for an aggregate purchase price of approximately $4 million. The terms of such repurchases entitled the selling stockholders to receive additional consideration from the Company in the event that the Company consummated a public offering of its common stock at a higher price within 24 months of the repurchase. In satisfaction of that obligation, upon completion of the Company's initial public equity offering in August 1996, the Company paid the selling stockholders an aggregate of $5.0 million in cash


                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

         and issued to them ten-year subordinated notes in the aggregate principal amount of $20,000. The notes bear interest at 8% (1% above the ten-year treasury note rate when issued) and are payable in monthly installments of $167, plus interest. The balance outstanding under these notes at December 31, 1999 and 1998, was $13,333 and $15,333, respectively.

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

         On July 16, 1999, the Board of Directors amended the preferred stock of the Company by designating 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001 as "Series AA preferred stock". The previously issued Class A preferred stock par value $638 was exchanged for the new Series AA preferred stock. The new Series AA preferred stock have the same liquidation preferences, dividends and other rights as the previously issued Class A preferred stock. Series AA preferred stock has a liquidation preference over Class A & B common stock. Liquidation value of the Series AA preferred stock at December 31, 1999 was $3,649. The new shares of Series AA preferred stock, however, are entitled to one vote per share.

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

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

(12)     Stock Option Plan

         In 1996, the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan"). The purpose of the 1996 Plan is to attract and retain key employees and consultants of the Company. The 1996 Plan authorizes the grant of stock options, stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance. Options granted under the 1996 Plan generally become exercisable over a five-year period and expire 10 years from the date of grant. The Company initially reserved an aggregate of 3,000,000 shares of Class A common stock (as adjusted for the Company's February 1998 three-for-two stock split) for awards under the 1996 Plan. In September, 1998, the Board of Directors of the Company voted to increase the number of shares reserved for issuance under the 1996 Plan by 1,000,000 shares to 4,000,000 shares.

         In August, 1999, the Board of Directors voted subject to stockholder approval, to increase the number of shares of Class A common stock reserved for issuance under the 1996 plan by 1,000,000 shares to 5,000,000 shares.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option grants. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                           1999        1998       1997
                                         --------    -------    --------
Net earnings (loss) applicable
 to common stock - as reported           $(44,900)   (12,255)      2,476
                                         ========    =======    ========
Net earnings (loss) applicable
 to common stock - pro forma             $(50,073)   (15,145)       (603)
                                         ========    =======    ========
Net earnings (loss) per common share -
 as reported (basic and diluted)         $   (.65)      (.24)        .05
                                         ========    =======    ========
Net earnings (loss) per common share -
 pro forma (basic and diluted)           $   (.73)      (.29)       (.01)
                                         ========    =======    ========

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:


        Grant     Dividend    Expected       Risk Free     Expected
         Year      Yield      Volatility   Interest Rate    Lives
        -----     --------    ----------   -------------   -------
        1999        0%           54%            6%           4
        1998        0%           59%            5%           4
        1997        0%           40%            6%           3


                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

         Information regarding the 1996 Plan for the years ended December 31, 1999, 1998 and 1997, is as follows:


                                              1999                    1998                      1997
                                      ----------------------   --------------------    ------------------------
                                                    Weighted               Weighted                   Weighted
                                                    Average                Average                    Average
                                                    Exercise               Exercise                   Exercise
                                       Shares        Price      Shares      Price       Shares        Price
                                       ------        -----     ---------   --------    ---------      --------
Outstanding, beginning of year        2,240,567      $19.25    1,868,804    $11.60     1,774,896       $10.85
Granted                               1,115,000       37.94      950,500     29.88       399,000        15.20
Exercised                              (525,725)      15.16     (538,154)    10.84      (225,256)       10.67
Canceled                                (71,888)      30.84      (40,583)    18.24       (79,836)       10.96
                                      ---------      ------    ---------    ------      ---------      ------
Outstanding, end of year              2,757,954      $27.14    2,240,567    $19.25      1,868,804      $11.60
                                      =========      ======    =========    ======      =========      ======

Price for exercised shares            $   15.16                $   10.84                $   10.67

Shares available for grant, end of
 year                                   920,570                  963,682                  873,599
Weighted average fair value of
 options granted during the year      $   23.19                $   13.09                $    7.18

         The following table summarizes information about fixed-price stock options outstanding at December 31, 1999:


                                                                    Weighted
       Range             Number           Average     Weighted        Number         Weighted
        Of            Outstanding       Remaining     Average      Exercisable       Average
     Exercise              At          Contractual    Exercise          At           Exercise
      Prices       December 31, 1999      Life         Price     December 31, 1999    Price
 ---------------   -----------------   -----------    --------   -----------------   --------
 $         10.67        583,704           6.62         $10.67        276,204          $10.67
   10.67 - 30.34        556,900           7.95          21.24         30,875           24.26
           30.34        545,000           8.42          30.34        133,700           30.34
           33.38        651,550           9.41          33.38        105,550           33.38
   34.16 - 47.75        420,800           9.57          43.99          1,800           47.75

         No stock appreciation rights or restricted stock authorized by the 1996 Plan have been granted.

(13)     Commitments and Other Contingencies

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

                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

         The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering employees who have completed one year of service and are at least 21 years of age. The Company matches 50% of employees' contributions up to 5% of related compensation. Employees can contribute up to 15% of compensation. Full vesting on the Company's matched contributions occurs after five years. Annually, at the Company's discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. In total, for the years ended December 31, 1999, 1998 and 1997 the Company contributed $2,403, $1,608 and $1,192, respectively.

         The Company sponsors a Deferred Compensation Plan for the benefit of certain of its senior management who meet specific age and years of service criteria. Employees who have attained the age of 30 and have a minimum of 10 years of service are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee's length of service. LAC's contributions to the Plan are maintained in a "rabbi" trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of LAC. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee's deferred compensation account. The Company has contributed $448, $406 and $190 to the Plan during the years ended December 31, 1999, 1998 and 1997, respectively. Contributions to the Deferred Compensation Plan are discretionary and are determined by the Board of Directors.

         The Company is the subject of litigation arising during the normal course of business. In the opinion of management and the general counsel of the Company, those claims will not have a material impact on the financial position, results of operations or liquidity of the Company.

(14)     Summarized Financial Information of Subsidiaries

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

         Summarized financial information for Missouri Logos, a Partnership, a 66-2/3% owned subsidiary of the Company and the only subsidiary of the Company that is not a Guarantor, is set forth below:


Balance Sheet Information:       1999     1998
                                ------    -----
 Current assets                 $  288    $ 248
 Total assets                      333      297
 Current liabilities                 6        7
 Total liabilities                   6        7
 Venturers' equity                 327      290

Income Statement Information:     1999     1998     1997
                                ------    -----     ----
 Revenues                       $1,152    1,038      991
 Net income                        671      523      540


                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                            AND SUBSIDIARIES COMPANY

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


(15)     Disclosures About Fair Value of Financial Instruments

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998. The fair value of the financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                            1999                      1998
                    ----------------------     ----------------------
                     Carrying   Estimated       Carrying   Estimated
                      Amount    Fair Value       Amount    Fair Value
                    ----------  ----------     ---------   ----------
Long-term debt      $1,611,463  $1,613,209     $ 827,453   $ 874,091

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

(16)     Quarterly Financial Data (Unaudited)


                                             Fiscal Year 1999 Quarters

                                 March 31     June 30   September 30  December 31
                                 --------     -------   ------------  -----------
Net revenues                     $ 85,766      97,809     111,039       149,521
Net revenues less direct
 advertising expenses              56,002      67,328      77,803        99,912
Net earnings (loss)
 applicable to common stock       (10,797)     (5,161)     (3,575)      (25,367)
Net earnings (loss) per common
 share (basic and diluted)           (.18)       (.08)       (.05)         (.29)


                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

                                           Fiscal Year 1998 Quarters

                                 March 31     June 30   September 30  December 31
                                 --------     -------   ------------  -----------
Net revenues                     $ 58,397      69,675      73,528     86,988
Net revenues less direct
 advertising expenses              37,567      48,066      51,271     58,835
Net earnings (loss)
 applicable to common stock        (4,682)     (1,253)      1,538     (7,858)
Net earnings (loss) per common
 share (basic and diluted)           (.10)       (.02)        .03       (.15)

(17)     New Accounting Pronouncements

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and requires that the costs of start-up activities, including organizational costs, be expensed as incurred.

         The effect of SOP 98-5 was recorded in the first quarter of fiscal 1999 as the cumulative effect of a change in accounting principle in the amount of $(767), net of tax, as described in Accounting Principles Board Opinion No. 20 "Accounting Changes".

SCHEDULE 2

                           Lamar Advertising Company
                       Valuation and Qualifying Accounts
                The Years Ended December 31, 1999, 1998 and 1997
                                   (in 000's)


                                                Balance at    Charged to
                                                Beginning     Costs and                    Balance at
                 Description                    of Period     Expenses       Deductions    End of Period
                 -----------                    ---------     -----------    ----------    -------------
Year ended December 31, 1999
Deducted in balance sheet from trade accounts
  receivable: Allowance for doubtful accounts    $ 2,722          4,065         2,859            3,928

Deducted in balance sheet from intangible
  assets: Amortization of intangible assets      $72,721        100,019           824          171,316

Year ended December 31, 1998
Deducted in balance sheet from trade accounts
  receivable: Allowance for doubtful accounts    $ 1,311          2,883         1,472            2,722

Deducted in balance sheet from intangible
  assets: Amortization of intangible assets      $29,698         43,023            --           72,721

Year ended December 31, 1997
Deducted in balance sheet from trade accounts
  receivable: Allowance for doubtful accounts    $   814          2,098         1,601            1,311

Deducted in balance sheet from intangible
  assets: Amortization of intangible assets      $ 9,273         20,425            --           29,698

                                LAMAR MEDIA CORP.

Independent Auditors' Report .........................................................   57

Consolidated Balance Sheets as of December 31, 1999 and 1998 .........................   58

Consolidated Statements of Operations for the years ended December 31, 1999,
     1998 and 1997 ...................................................................   59

Consolidated Statements of Comprehensive Income for the years ended
     December 31, 1999, 1998 and 1997 ................................................   60

Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1997, 1998 and 1999 ................................................   61

Consolidated Statements of Cash Flows for the years ended December 31,
     1999, 1998 and 1997 .............................................................   62

Notes to Consolidated Financial Statements ...........................................63-68

                          Independent Auditors' Report

Board of Directors
Lamar Media Corp.:

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 1999, and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Media Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


As discussed in note 17 to the consolidated financial statements of Lamar Advertising Company, the Company changed its method of accounting for the costs of start-up activities in 1999.





                                        KPMG LLP


New Orleans, Louisiana
March 17, 2000

                                LAMAR MEDIA CORP.
                           Consolidated Balance Sheets

                           December 31, 1999 and 1998
                 (In thousands, except share and per share data)



Assets                                                              1999           1998
------                                                           -----------    -----------
Current assets:
  Cash and cash equivalents                                      $     8,401    $   128,597
  Receivables, net                                                    80,671         40,380
  Prepaid expenses                                                    21,524         12,346
  Other current assets                                                25,193          1,736
                                                                 -----------    -----------
          Total current assets                                       135,789        183,059
                                                                 -----------    -----------

Property, plant and equipment                                      1,412,605        661,324
  Less accumulated depreciation and amortization                    (218,893)      (153,972)
                                                                 -----------    -----------
          Net property plant and equipment                         1,193,712        507,352
                                                                 -----------    -----------

Intangible assets (note 3)                                         1,851,965        705,934
Other assets - non-current                                            13,563         17,032
                                                                 -----------    -----------
          Total assets                                           $ 3,195,029    $ 1,413,377
                                                                 ===========    ===========

Liabilities and Stockholders' Equity

Current liabilities:
  Trade accounts payable                                         $    11,492    $     4,258
  Current maturities of long-term debt (note 5)                        4,318         49,079
  Accrued expenses (note 4)                                           54,031         25,912
  Deferred income                                                     11,243          9,589
                                                                 -----------    -----------
          Total current liabilities                                   81,084         88,838

Long-term debt (note 5)                                            1,611,463        827,453
Deferred income taxes (note 6)                                       112,776         25,613
Deferred income                                                        1,222          1,293
Other liabilities                                                      5,613          3,401
                                                                 -----------    -----------
          Total liabilities                                        1,812,158        946,598
                                                                 -----------    -----------

Stockholders' equity:
  Common stock, $.01 par value, authorized 3000 shares; issued
    and outstanding 100 shares at December 31, 1999                       --             --
  Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized, 5,719 shares issued
    and outstanding at December 31, 1998                                  --          3,649
  Class A common stock, par value $.001, 125,000,000 shares
    authorized, 43,392,876 shares issued and outstanding at
    December 31, 1998                                                     --             43
  Class B common stock, par value $.001, 37,500,000 shares
    authorized, 17,699,997 shares at December 31, 1998                    --             18
  Additional paid-in capital                                       1,469,606        505,644
  Accumulated deficit                                                (86,735)       (42,575)
                                                                 -----------    -----------
          Stockholders' equity                                     1,382,871        466,779
                                                                 -----------    -----------

          Total liabilities and stockholders' equity             $ 3,195,029    $ 1,413,377
                                                                 ===========    ===========


See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
                      Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997
                 (In thousands, except share and per share data)


                                                                      1999        1998          1997
                                                                   ---------    ---------    ---------
Net revenues                                                       $ 444,135    $ 288,588    $ 201,062
                                                                   ---------    ---------    ---------
Operating expenses:
  Direct advertising expenses                                        143,090       92,849       63,390
  General and administrative expenses                                 94,264       60,935       45,368
  Depreciation and amortization                                      176,233       88,791       48,317
                                                                   ---------    ---------    ---------
                                                                     413,587      242,575      157,075
                                                                   ---------    ---------    ---------
          Operating income                                            30,548       46,013       43,987
                                                                   ---------    ---------    ---------
Other expense (income):
  Interest income                                                     (1,421)        (762)      (1,723)
  Interest expense                                                    89,619       60,008       38,230
  Gain on disposition of assets                                       (5,481)      (1,152)         (15)
                                                                   ---------    ---------    ---------
                                                                      82,717       58,094       36,492
                                                                   ---------    ---------    ---------
Earnings (loss) before income taxes, extraordinary
  item and cumulative effect of a change in accounting principle     (52,169)     (12,081)       7,495

  Income tax expense (benefit) (note 6)                               (9,232)        (191)       4,654
                                                                   ---------    ---------    ---------

Earnings (loss) before extraordinary item and cumulative
 effect of a change in accounting principle                          (42,937)     (11,890)       2,841

Extraordinary loss on debt extinguishment net of income tax
 benefit of $117                                                        (182)          --           --
                                                                   ---------    ---------    ---------

Earnings (loss) before cumulative effect of a change in
 accounting principle                                                (43,119)     (11,890)       2,841

Cumulative effect of a change in accounting principle                   (767)          --           --
                                                                   ---------    ---------    ---------
Net earnings (loss)                                                  (43,886)     (11,890)       2,841
Preferred stock dividends                                               (274)        (365)        (365)
                                                                   ---------    ---------    ---------
Net earnings (loss) applicable to common stock                     $ (44,160)   $ (12,255)   $   2,476
                                                                   =========    =========    =========


See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
                 Consolidated Statements of Comprehensive Income

                  Years ended December 31, 1999, 1998 and 1997
                                 (In Thousands)


                                          1999        1998         1997
                                        --------    --------     --------
Net earnings (loss) applicable
   to common stock                      $(44,160)   $(12,255)   $  2,476

Other comprehensive income -
     change in unrealized gain
     (loss) on investment securities
     (net of deferred tax expense
     (benefit) of $0, $217, and
     $(596), for the years ended
     December 31, 1999, 1998 and 1997         --         354        (974)
                                        --------    --------    --------

Comprehensive income (loss)             $(44,160)    (11,901)      1,502
                                        ========    ========    ========

                                LAMAR MEDIA CORP.
                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1999, 1998 and 1997
                 (In thousands, except share and per share data)

                                                                                                          Unrealized
                                                Class A    Class A   Class B   Additional                 Gain (Loss)
                                      Common   Preferred   Common    Common    Paid-in     Accumulated    On Investment
                                      Stock      Stock      Stock     Stock     Capital      Deficit      Securities        Total
                                      ------   ---------   -------   -------   ----------  -----------    -------------   ---------
Balance, December 31, 1996            $  --      3,649        18         14      92,258     (32,796)            620         63,763
 Exercise of stock options               --         --        --         --       3,448          --              --          3,448
 Conversion of 1,811,552
  shares of Class B common
  stock to Class A common
  stock                                  --         --         1         (1)         --          --              --             --
 Net earnings                            --         --        --         --          --       2,841              --          2,841
 Dividends ($63.80 per
  preferred share)                       --         --        --         --          --        (365)             --           (365)
 Unrealized loss on investment
  securities, net of deferred
  taxes of $596                          --         --        --         --          --          --            (974)          (974)
 Three-for-two stock split               --         --         9          6         (15)         --              --             --
                                      -----     ------     -----     ------   ---------     -------        --------       --------

Balance, December 31, 1997               --      3,649        28         19      95,691     (30,320)           (354)        68,713
                                      -----     ------     -----     ------   ---------     -------        --------       --------
 Issuance of 13,338,005 shares
  of common stock                        --         --        13         --     399,288          --              --        399,301
 Exercise of stock options               --         --         1         --      10,665          --              --         10,666
 Conversion of 1,062,912
  shares of Class B common
  stock to Class A common
  stock                                  --         --         1         (1)         --          --              --             --
 Net loss                                --         --        --         --          --     (11,890)             --        (11,890)
 Dividends ($63.80 per
  preferred share)                       --         --        --         --          --        (365)             --           (365)
 Realized loss on investment
  securities, net of tax                 --         --        --         --          --          --             354            354
                                      -----     ------     -----     ------   ---------     --------       --------       --------

Balance December 31, 1998                --      3,649        43         18     505,644     (42,575)             --        466,779
                                      -----     ------     -----     ------   ---------     -------        --------       --------
 Issuance of 13,023 shares
  of common stock in
  acquisitions                           --         --        --         --         475          --              --            475
 Exercise of stock options               --         --        --         --       3,833          --              --          3,833
 Effect of Corporate
  restructuring                          --     (3,649)      (43)       (18)      3,710          --              --             --
 Contributions from parent               --         --        --         --     955,944          --              --        955,944
 Net loss                                --         --        --         --          --     (43,886)             --        (43,886)
 Dividends ($63.80 per
  preferred share)                       --         --        --         --          --        (274)             --           (274)
                                      -----     ------     -----     ------   ---------     -------        --------      ---------
Balance December 31, 1999             $  --         --        --         --   1,469,606     (86,735)             --      1,382,871
                                      =====     ======     =====     ======   =========     =======        ========      =========


See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997
                                 (In thousands)


                                                       1999          1998         1997
                                                     ---------    ---------    ---------
Cash flows from operating activities:
  Net earnings (loss)                                $ (43,886)     (11,890)       2,841
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
   Depreciation and amortization                       176,233       88,791       48,317
   Loss (gain) on disposition of assets                 (5,481)      (1,152)         (15)
   Cumulative effect of accounting change                  767           --           --
   Deferred tax expense (benefit)                      (13,215)      (7,537)      (2,839)
   Provision for doubtful accounts                       4,065        2,883        2,098
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     Receivables                                       (19,091)      (2,464)      (7,646)
     Prepaid expenses                                      782         (521)        (367)
     Other assets                                      (10,937)      (2,148)        (251)
   Increase (decrease) in:
     Trade accounts payable                              3,438          250       (1,951)
     Accrued expenses                                   14,974        4,326        6,063
     Deferred income                                    (7,184)       2,132         (425)
     Other liabilities                                     (29)        (172)         (42)
                                                     ---------    ---------    ---------
        Net cash provided by operating activities      100,436       72,498       45,783
                                                     ---------    ---------    ---------

Cash flows from investing activities:
  Capital expenditures                                 (77,186)     (55,196)     (36,654)
  Purchase of new markets                             (878,933)    (485,514)    (386,842)
  Proceeds from sale of property and equipment           7,603        5,493       53,268
                                                     ---------    ---------    ---------
        Net cash used in investing activities         (948,516)    (535,217)    (370,228)
                                                     ---------    ---------    ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock             2,231      402,629        2,403
  Proceeds from issuance of long-term debt             279,594           70      193,926
  Principal payments on long-term debt                 (79,667)      (6,229)          --
  Debt issuance costs                                       --       (3,035)          --
  Net borrowing (payments) under credit agreements     526,000      191,000       54,720
  Dividends                                               (274)        (365)        (365)
                                                     ---------    ---------    ---------
       Net cash provided by financing activities       727,884      584,070      250,684
                                                     ---------    ---------    ---------
       Net increase (decrease) in cash and
        cash equivalents                              (120,196)     121,351      (73,761)

Cash and cash equivalents at beginning
  of period                                            128,597        7,246       81,007
                                                     ---------    ---------    ---------

Cash and cash equivalents at end of period           $   8,401      128,597        7,246
                                                     =========    =========    =========

Supplemental disclosures of cash flow information:
  Cash paid for interest                             $  83,837       56,960       33,284
                                                     =========    =========    =========

  Cash paid for income taxes                         $   6,919        1,107        8,792
                                                     =========    =========    =========


See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

(1)      Significant Accounting Policies

         (a)      Nature of Business

                  On July 20, 1999, Lamar Advertising Company reorganized into a new holding company structure. As a result of this reorganization (1) the former Lamar Advertising Company became a wholly owned subsidiary of a newly formed holding company,
                  (2) the name of the former Lamar Advertising Company was changed to Lamar Media Corp., (3) the name of the new holding company became Lamar Advertising Company, (4) the outstanding shares of capital stock of the former Lamar Advertising Company, including the Class A common stock, were automatically converted, on a share for share basis, into identical shares of capital stock of the new holding company and (5) the Class A common stock of the new holding company commenced trading on the Nasdaq National Market under the symbol "LAMR" instead of the Class A common stock of the former Lamar Advertising Company. In addition, following the holding company reorganization, substantially all of the former Lamar Advertising Company's debt obligations, including the bank credit facility and other long-term debt remained the obligations of Lamar Media. Under Delaware law, the reorganization did not require the approval of the stockholders of the former Lamar Advertising Company. The purpose of the reorganization was to provide Lamar Advertising Company with a more flexible capital structure and to enhance its financing options. The business operations of the former Lamar Advertising Company and its subsidiaries, including the Company, has not changed as a result of the reorganization.

                  Lamar Media Corp. is engaged in the outdoor advertising business operating approximately 116,800 outdoor advertising displays in 42 states. Lamar Media's operating strategy is to be the leading provider of outdoor advertising services in most of the markets it serves.

                  In addition, Lamar Media operates a logo sign business in 20 states throughout the United States and in 1 province of Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company's logo sign business are tourism signing contracts.

                  Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 4, 6, 11 through 15, 17 and portions of notes 1, 8 and 10 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this Report is substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.


                                                                     (Continued)

                                LAMAR MEDIA CORP.
                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)


(2)      Noncash Financing and Investing Activities

         A summary of significant noncash financing and investing activities for the years ended December 31, 1999, 1998 and 1997 follows:


                                         1999     1998     1997
                                        ------   ------   ------
Disposition of assets                   $5,387       30    1,300
Acquisitions of assets                     475    2,706       --
Recapitalization related to corporate
  restructure (note 1)                   3,710       --       --
Conversion of note receivable
  to equity investment                      --       --      500
Debt issuance costs                         --       --    4,750


(3)      Intangible Assets

         The following is a summary of intangible assets at December 31, 1999 and 1998:


                               Estimated life
                                  (years)          1999           1998
                               ---------------  -----------    -----------
Debt issuance costs and fees       7-10         $    24,059    $    20,081
Customer lists and contracts       7-10             286,301        108,903
Non-compete agreements             7-15              50,277         19,318
Goodwill                             15           1,033,287        554,685
Site locations and other           5-15             628,451          2,947
                                                -----------    -----------
                                                $ 2,022,375    $   705,934
                                                ===========    ===========

Cost                                              2,022,375        778,655
Accumulated amortization                           (170,410)       (72,721)
                                                -----------    -----------
                                                $ 1,851,965    $   705,934
                                                ===========    ===========


                                                                     (Continued)

                                LAMAR MEDIA CORP.
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

(4)      Accrued Expenses

         The following is a summary of accrued expenses at December 31, 1999 and 1998:


                                    1999     1998
                                  -------   -------
Payroll                           $ 7,406   $ 4,863
Interest                           17,411    11,629
Insurance benefits                    838     3,715
Purchase price payable (note 2)    15,750        --
Other                              12,626     5,705
                                  -------   -------
                                  $54,031   $25,912
                                  =======   =======


(5)      Long-term Debt

         Long-term debt consists of the following at December 31, 1999 and 1998:


                                                    1999           1998
                                                -----------    -----------
5-1/4% Note to Lamar Advertising Company        $   287,500    $        --
9-5/8% Senior subordinated notes (1996 Notes)       255,000        255,000
8-5/8% Senior subordinated notes (1997 Notes)       198,882        198,785
Bank Credit Agreement                               776,000        250,000
9-1/4% Senior subordinated notes                     74,073        103,949
8% unsecured subordinated notes (see Note 12)        13,333         15,333
Other notes with various rates and terms             10,993         53,465
                                                -----------    -----------
                                                  1,615,781        876,532

Less current maturities                              (4,318)       (49,079)
                                                -----------    -----------
Long-term debt, excluding current maturities    $ 1,611,463    $   827,453
                                                ===========    ===========


         Long-term debt matures as follows:

                            2000                  $    4,318
                            2001                      50,200
                            2002                      49,950
                            2003                      99,125
                            2004                     116,772
                            Later years            1,295,416

                                                                     (Continued)

         On August 10, 1999, Lamar Media Corp. borrowed from Lamar Advertising Company, its parent, $287,500 in exchange for a note payable bearing interest at 5 1/4% due 2006. The proceeds were used to pay down existing bank debt of the Company.

(6)      Income Taxes

         Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997, consists of:

                                          Current    Deferred      Total
                                         --------    --------    --------
Year ended December 31, 1999:
 U.S. federal                            $  3,083     (11,521)     (8,438)
 State and local                              900      (1,694)       (794)
                                         --------    --------    --------
                                         $  3,983     (13,215)     (9,232)
                                         ========    ========    ========

Year ended December 31, 1998:
 U.S. federal                            $  6,269      (6,074)        195
 State and local                            1,077      (1,463)       (386)
                                         --------    --------    --------
                                            7,346      (7,537)       (191)
Change in deferred tax attributable
 to unrealized losses on investment
 securities, included in stockholders'
 equity                                        --         217         217
                                         --------    --------    --------
                                         $  7,346      (7,320)         26
                                         ========    ========    ========

Year ended December 31, 1997:
 U.S. federal                            $  6,108      (2,475)      3,633
 State and local                            1,385        (364)      1,021
                                         --------    --------    --------
                                            7,493      (2,839)      4,654
Change in deferred tax attributable
 to unrealized losses on investment
 securities, included in stockholders'
 equity                                        --        (596)       (596)
                                         --------    --------    --------
                                         $  7,493      (3,435)      4,058
                                         ========    ========    ========

                                                                     (Continued)

                                LAMAR MEDIA CORP.
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

         Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 1999, 1998 and 1997, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to earnings before income taxes as follows:


                                                1999        1998        1997
                                              --------    --------    --------
Computed "expected" tax expense (benefit)     $(17,737)     (4,108)      2,548
Increase (reduction) in income taxes
 resulting from:
  Book expenses not deductible for tax
   purposes                                        122         450          92
  Amortization of non-deductible goodwill        8,814       3,752       1,730
  State and local income taxes, net
   of federal income tax benefit                  (534)       (255)        674
  Other differences, net                           103         (30)       (390)
                                              --------    --------    --------
                                              $ (9,232)       (191)      4,654
                                              ========    ========    ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:


                                               1999         1998
                                            ---------    ---------
Deferred tax liabilities:
 Plant and equipment, principally
  due to differences in depreciation        $  (3,942)   $  (4,915)
 Plant and equipment, due to basis
  differences on acquisitions                (134,323)     (28,556)
 Employee benefit plans                        (1,058)          --
                                            ---------    ---------
 Deferred tax liabilities                    (139,323)     (33,471)

Deferred tax assets:
 Intangibles, due to differences
  in amortizable lives                          3,935       (5,058)
 Receivables, principally due to
  allowance for doubtful accounts               1,514        1,151
 Plant and equipment, due to basis
  differences on acquisitions and costs
  capitalized for tax purposes                  4,614        4,530
 Investment in affiliates and plant and
  equipment, due to gains recognized for
  tax purposes and deferred for financial
  reporting purposes                              941          941
 Accrued liabilities not deducted for tax
  purposes                                      3,121        2,125
 Net operating loss carryforward               11,340        3,563
 Minimum tax credit                               357           --
 Other, net                                       725          606
                                            ---------    ---------
         Deferred tax assets                   26,547        7,858
                                            ---------    ---------
         Net deferred tax liability         $(112,776)   $ (25,613)
                                            =========    =========

                                                                     (Continued)

                                LAMAR MEDIA CORP.
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

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

(7)      Related Party Transactions

         Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.

         As of December 31, 1999, there was a receivable from Lamar Advertising Company, its parent, in the amount of $10,851.

(8)      Quarterly Financial Data (Unaudited)


                                        Fiscal Year 1999 Quarters

                              March 31     June 30   September 30  December 31
                              --------     -------   ------------  -----------
Net revenues                  $ 85,766      97,809     111,039       149,521
Net revenues less direct
 advertising expenses           56,002      67,328      77,803        99,912
Net earnings (loss)
 applicable to common stock    (10,797)     (5,161)     (3,221)      (24,981)


                                        Fiscal Year 1998 Quarters

                              March 31     June 30   September 30  December 31
                              --------     -------   ------------  -----------
Net revenues                  $ 58,397      69,675      73,528       86,988
Net revenues less direct
 advertising expenses           37,567      48,066      51,271       58,835
Net earnings (loss)
 applicable to common stock     (4,682)     (1,253)      1,538       (7,858)

SCHEDULE 2

                                Lamar Media Corp.
                        Valuation and Qualifying Accounts
                The Years Ended December 31, 1999, 1998 and 1997
                                   (in 000's)

                                                Balance at    Charged to
                                                Beginning     Costs and                    Balance at
                 Description                    of Period     Expenses       Deductions    End of Period
                 -----------                    ---------     -----------    ----------    -------------
Year ended December 31, 1999
Deducted in balance sheet from trade accounts
  receivable: Allowance for doubtful accounts    $ 2,722          4,065         2,859            3,928

Deducted in balance sheet from intangible
  assets: Amortization of intangible assets      $72,721         99,113           824          170,410

Year ended December 31, 1998
Deducted in balance sheet from trade accounts
  receivable: Allowance for doubtful accounts    $ 1,311          2,883         1,472            2,722

Deducted in balance sheet from intangible
  assets: Amortization of intangible assets      $29,698         43,023            --           72,721

Year ended December 31, 1997
Deducted in balance sheet from trade accounts
  receivable: Allowance for doubtful accounts    $   814          2,098         1,601            1,311

Deducted in balance sheet from intangible
  assets: Amortization of intangible assets      $ 9,273         20,425            --           29,698

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lamar Advertising Company

None

Lamar Media Corp.

None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders: "Election of Directors - Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders.

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

(B)      REPORTS ON FORM 8-K

         Reports on Form 8-K were filed with the Commission during the fourth quarter of 1999 to report the following items as of the dates indicated:

                  On November 23, 1999, the Company and Lamar Media each filed a report on Form 8-K to announce the acquisition of all of the outstanding capital stock of Chancellor Media Outdoor Corporation and Chancellor Media Whiteco Outdoor Corporation for consideration consisting of approximately $700 million of cash and 26,227,273 shares of Lamar Advertising Company Class A common stock. In addition, the report presented under Item 7 the historical financial statements and related notes for Chancellor Outdoor as well as included pro forma financial information of the Company giving effect to the acquisition.

(C)  EXHIBITS

                                INDEX TO EXHIBITS

Exhibit No.       Description
-----------       ------------
2.1               Agreement and Plan of Merger dated as of July 20, 1999 among
                  Lamar Media Corp., Lamar New Holding Co., and Lamar Holdings
                  Merge Co. Previously filed as exhibit 2.1 to the Company's
                  Current Report on Form 8-K filed on July 22, 1999 (File No.
                  0-30242) and incorporated herein by reference.

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

3.3 Amended and Restated Bylaws of the Company. Previously filed as exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.4 Amended and Restated Bylaws of Lamar Media Corp. Previously filed as exhibit 3.1 to Lamar Media's Quarterly Report on Form
                  10-Q for the period ended September 30, 1999 (File No.
                  1-12407) filed on November 12, 1999 and incorporated herein by reference.

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

Exhibit No.       Description
-----------       -----------
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

Exhibit No.       Description
-----------       -----------
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

4.17 Indenture dated as of August 10, 1999 between the Company and State Street Bank and Trust Company, as Trustee. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form
                  10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

4.18 First Supplemental Indenture dated as of August 10, 1999 between the Company and State Street Bank and Trust Company, as Trustee. Previously filed as Exhibit 4.2 to the Company's
                  Quarterly Report on Form 10-Q for the period ended June 30,
                  1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

4.19              Supplemental Indenture to the Indenture dated November 15,
                  1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated July
                  20, 1999. Previously filed as Exhibit 4.1 to Lamar Advertising
                  Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1999 (File No. 0-30242) filed on November 12,
                  1999 and incorporated herein by reference.

4.20              Supplemental Indenture to the Indenture dated September 25,
                  1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated
                  September 15, 1999. Previously filed as Exhibit 4.2 to Lamar
                  Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on
                  November 12, 1999 and incorporated herein by reference.

4.21 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated
                  September 15, 1999. Previously filed as Exhibit 4.3 to Lamar
                  Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on
                  November 12, 1999 and incorporated herein by reference.

4.22              Supplemental Indenture to the Indenture dated September 25,
                  1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated July
                  20, 1999. Previously filed as Exhibit 4.4 to Lamar Advertising
                  Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1999 (File No. 0-30242) filed on November 12,
                  1999 and incorporated herein by reference.

4.23 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated
                  July 20, 1999. Previously filed as Exhibit 4.5 to Lamar
                  Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on
                  November 12, 1999 and incorporated herein by reference.

Exhibit No.       Description
-----------       -----------
4.24              Supplemental Indenture to the Indenture dated November 15,
                  1996 among Lamar Media Corp., certain of its subsidiaries and
                  State Street Bank and Trust Company, as Trustee, dated
                  September 15, 1999. Previously filed as Exhibit 4.6 to Lamar
                  Advertising Company's Quarterly Report on Form 10-Q for the
                  period ended September 30, 1999 (File No. 0-30242) filed on
                  November 12, 1999 and incorporated herein by reference.

4.25              Supplemental Indentures to the Indenture dated September 25,
                  1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee. Previously filed as Exhibit 4.7 to Lamar Advertising Company's Quarterly
                  Report on Form 10-Q for the period ended September 30, 1999
                  (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

4.26              Supplemental Indentures to the Indenture dated November 15,
                  1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee. Previously filed as Exhibit 4.8 to Lamar Advertising Company's Quarterly
                  Report on Form 10-Q for the period ended September 30, 1999
                  (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

4.27 Supplemental Indentures to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee.
                  Previously filed as Exhibit 4.9 to Lamar Advertising Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 1999 (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

4.28 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated
                  December 23, 1999. Filed herewith.

4.29              Supplemental Indenture to the Indenture dated November 15,
                  1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated
                  December 23, 1999. Filed herewith.

4.30              Supplemental Indenture to the Indenture dated September 25,
                  1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated
                  December 23, 1999. Filed herewith.

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

Exhibit No.       Description
-----------       -----------
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

Exhibit No.       Description
-----------       -----------
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

10.16 Stock Purchase Agreement dated as of October 1, 1998, between the Company and the stockholders of Outdoor Communications, Inc. named therein. Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 15, 1998
                  (File No. 0-20833), and incorporated herein by reference.

10.17             Amendment No. 4 to Credit Agreement dated as of March 31,
                  1998, between Lamar Advertising Company, certain of its subsidiaries, the lenders party thereto and The Chase
                  Manhattan Bank, as administrative agent. Previously filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-12407), and incorporated herein by reference.

10.18 Second Amended and Restated Stock Purchase Agreement dated as of August 11, 1999 among the Company, Lamar Media Corp.,
                  Chancellor Media Corporation of Los Angeles and Chancellor
                  Mezzanine Holdings Corporation. Previously filed as Appendix A to the Company's Schedule 14C Information Statement filed on
                  August 13, 1999 and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules and Annexes
                  A and B referred to in the Second Amended and Restated Stock
                  Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementary a copy of any omitted Schedule or Annex to the Commission upon request.

10.19             Bank Credit Agreement dated August 13, 1999, between Lamar
                  Media Corp., certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent.
                  Previously filed as Exhibit 10.1 to Lamar Advertising
                  Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1999 (File No. 0-30242) filed on November 12,
                  1999 and incorporated herein by reference.

10.20 Stockholders Agreement dated as of September 15, 1999 by and among Lamar Advertising Company, Chancellor Media Corporation of Los Angeles, Chancellor Mezzanine Holdings Corporation and the Reilly Family Limited Partnership. Previously filed as
                  Exhibit 10.2 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No.
                  0-030242) filed on November 12, 1999 and incorporated herein by reference.

10.21 Registration Rights Agreement dated as of September 15, 1999 among Lamar Advertising Company, Chancellor Media Corporation of Los Angeles and Chancellor Mezzanine Holdings Corporation.
                  Previously filed as Exhibit 10.3 to Lamar Advertising
                  Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1999 (File No. 0-030242) filed on November 12,
                  1999 and incorporated herein by reference.

Exhibit No.       Description
-----------       -----------
10.22             Assumption Agreement dated as of July 20, 1999 is by and among
                  Lamar Advertising Company, Lamar Media Corp., and the direct and indirect subsidiaries of such corporations. Previously filed as Exhibit 10.4 to Lamar Advertising Company's Quarterly
                  Report on Form 10-Q for the period ended September 30, 1999
                  (File No. 0-030242) filed on November 12, 1999 and
                  incorporated herein by reference.

10.23 Joinder Agreement to the Lamar Media Corp. Credit Agreement dated August 13, 1999 by Lamar Florida, Inc. in favor of The
                  Chase Manhattan Bank, as Administrative Agent dated December
                  23, 1999. Filed herewith.

11.1 Statement regarding computation of per share earnings. Filed herewith.

21.1              Subsidiaries of the Company. Filed herewith.

23.1              Consent of KPMG LLP. Filed herewith.

27.1              Financial Data Schedule for the Company. Filed herewith.

27.2              Financial Data Schedule for Lamar Media Corp. Filed herewith.

--------------

* Management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LAMAR ADVERTISING COMPANY

March 27, 2000                        By: /s/ Kevin P. Reilly, Jr.
                                          ------------------------
                                          Kevin P. Reilly, Jr.
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                           TITLE                                     DATE
        ---------                           -----                                     ----
/s/ Kevin P. Reilly, Jr.       Chief Executive Officer and Director                March 27,2000
--------------------------
Kevin P. Reilly, Jr.

/s/ Keith A. Istre             Chief Financial and Accounting Officer and
--------------------------     Director                                            March 27,2000
Keith A. Istre

/s/ Charles W. Lamar, III      Director                                            March 27,2000
--------------------------
Charles W. Lamar, III

/s/ Gerald H. Marchand         Director                                            March 27,2000
--------------------------
Gerald H. Marchand

/s/ T. Everett Stewart, Jr.    Director                                            March 27,2000
--------------------------
T. Everett Stewart, Jr.

/s/ Sean E. Reilly             Director                                            March 27,2000
--------------------------
Sean E. Reilly

/s/ Wendell Reilly             Director                                            March 27,2000
--------------------------
Wendell Reilly

                               Director                                            March __,2000
--------------------------
Stephen P. Mumblow

                               Director                                            March __,2000
--------------------------
Thomas O. Hicks

                               Director                                            March __,2000
--------------------------
R. Steven Hicks

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LAMAR MEDIA CORP.

March 27, 2000                         By: /s/ Kevin P. Reilly, Jr.
                                           ------------------------
                                           Kevin P. Reilly, Jr.
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                           TITLE                                     DATE
        ---------                           -----                                     ----
/s/ Kevin P. Reilly, Jr.       Chief Executive Officer and Director                  March 27,2000
--------------------------
Kevin P. Reilly, Jr.

/s/ Keith A. Istre             Chief Financial and Accounting Officer and
--------------------------     Director                                              March 27,2000
Keith A. Istre

/s/ Charles W. Lamar, III      Director                                              March 27,2000
--------------------------
Charles W. Lamar, III

/s/ Gerald H. Marchand         Director                                              March 27,2000
--------------------------
Gerald H. Marchand

/s/ T. Everett Stewart, Jr.    Director                                              March 27,2000
--------------------------
T. Everett Stewart, Jr.

/s/ Sean E. Reilly             Director                                              March 27,2000
--------------------------
Sean E. Reilly

/s/ Wendell Reilly             Director                                              March 27,2000
--------------------------
Wendell Reilly

                               Director                                              March __,2000
--------------------------
Stephen P. Mumblow

                                INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------
2.1               Agreement and Plan of Merger dated as of July 20, 1999 among
                  Lamar Media Corp., Lamar New Holding Co., and Lamar Holdings
                  Merge Co. Previously filed as exhibit 2.1 to the Company's
                  Current Report on Form 8-K filed on July 22, 1999 (File No.
                  0-30242) and incorporated herein by reference.

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

3.3 Amended and Restated Bylaws of the Company. Previously filed as exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.4 Amended and Restated Bylaws of Lamar Media Corp. Previously filed as exhibit 3.1 to Lamar Media's Quarterly Report on Form
                  10-Q for the period ended September 30, 1999 (File No.
                  1-12407) filed on November 12, 1999 and incorporated herein by reference.

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

Exhibit No.       Description
-----------       -----------
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

Exhibit No.       Description
-----------       -----------
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

4.17 Indenture dated as of August 10, 1999 between the Company and State Street Bank and Trust Company, as Trustee. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form
                  10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

4.18 First Supplemental Indenture dated as of August 10, 1999 between the Company and State Street Bank and Trust Company, as Trustee. Previously filed as Exhibit 4.2 to the Company's
                  Quarterly Report on Form 10-Q for the period ended June 30,
                  1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

4.19              Supplemental Indenture to the Indenture dated November 15,
                  1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated July
                  20, 1999. Previously filed as Exhibit 4.1 to Lamar Advertising
                  Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1999 (File No. 0-30242) filed on November 12,
                  1999 and incorporated herein by reference.

4.20              Supplemental Indenture to the Indenture dated September 25,
                  1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated
                  September 15, 1999. Previously filed as Exhibit 4.2 to Lamar
                  Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on
                  November 12, 1999 and incorporated herein by reference.

4.21 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated
                  September 15, 1999. Previously filed as Exhibit 4.3 to Lamar
                  Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on
                  November 12, 1999 and incorporated herein by reference.

4.22              Supplemental Indenture to the Indenture dated September 25,
                  1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated July
                  20, 1999. Previously filed as Exhibit 4.4 to Lamar Advertising
                  Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1999 (File No. 0-30242) filed on November 12,
                  1999 and incorporated herein by reference.

4.23 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated
                  July 20, 1999. Previously filed as Exhibit 4.5 to Lamar
                  Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on
                  November 12, 1999 and incorporated herein by reference.

Exhibit No.       Description
-----------       -----------
4.24              Supplemental Indenture to the Indenture dated November 15,
                  1996 among Lamar Media Corp., certain of its subsidiaries and
                  State Street Bank and Trust Company, as Trustee, dated
                  September 15, 1999. Previously filed as Exhibit 4.6 to Lamar
                  Advertising Company's Quarterly Report on Form 10-Q for the
                  period ended September 30, 1999 (File No. 0-30242) filed on
                  November 12, 1999 and incorporated herein by reference.

4.25              Supplemental Indentures to the Indenture dated September 25,
                  1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee. Previously filed as Exhibit 4.7 to Lamar Advertising Company's Quarterly
                  Report on Form 10-Q for the period ended September 30, 1999
                  (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

4.26              Supplemental Indentures to the Indenture dated November 15,
                  1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee. Previously filed as Exhibit 4.8 to Lamar Advertising Company's Quarterly
                  Report on Form 10-Q for the period ended September 30, 1999
                  (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

4.27 Supplemental Indentures to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee.
                  Previously filed as Exhibit 4.9 to Lamar Advertising Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 1999 (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

4.28 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated
                  December 23, 1999. Filed herewith.

4.29              Supplemental Indenture to the Indenture dated November 15,
                  1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated
                  December 23, 1999. Filed herewith.

4.30              Supplemental Indenture to the Indenture dated September 25,
                  1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated
                  December 23, 1999. Filed herewith.

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

Exhibit No.       Description
-----------       -----------
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

Exhibit No.       Description
-----------       -----------
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

10.16 Stock Purchase Agreement dated as of October 1, 1998, between the Company and the stockholders of Outdoor Communications, Inc. named therein. Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 15, 1998
                  (File No. 0-20833), and incorporated herein by reference.

10.17             Amendment No. 4 to Credit Agreement dated as of March 31,
                  1998, between Lamar Advertising Company, certain of its subsidiaries, the lenders party thereto and The Chase
                  Manhattan Bank, as administrative agent. Previously filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1-12407), and incorporated herein by reference.

10.18 Second Amended and Restated Stock Purchase Agreement dated as of August 11, 1999 among the Company, Lamar Media Corp.,
                  Chancellor Media Corporation of Los Angeles and Chancellor
                  Mezzanine Holdings Corporation. Previously filed as Appendix A to the Company's Schedule 14C Information Statement filed on
                  August 13, 1999 and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules and Annexes
                  A and B referred to in the Second Amended and Restated Stock
                  Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementary a copy of any omitted Schedule or Annex to the Commission upon request.

10.19             Bank Credit Agreement dated August 13, 1999, between Lamar
                  Media Corp., certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent.
                  Previously filed as Exhibit 10.1 to Lamar Advertising
                  Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1999 (File No. 0-30242) filed on November 12,
                  1999 and incorporated herein by reference.

10.20 Stockholders Agreement dated as of September 15, 1999 by and among Lamar Advertising Company, Chancellor Media Corporation of Los Angeles, Chancellor Mezzanine Holdings Corporation and the Reilly Family Limited Partnership. Previously filed as
                  Exhibit 10.2 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No.
                  0-030242) filed on November 12, 1999 and incorporated herein by reference.

10.21 Registration Rights Agreement dated as of September 15, 1999 among Lamar Advertising Company, Chancellor Media Corporation of Los Angeles and Chancellor Mezzanine Holdings Corporation.
                  Previously filed as Exhibit 10.3 to Lamar Advertising
                  Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1999 (File No. 0-030242) filed on November 12,
                  1999 and incorporated herein by reference.

Exhibit No.       Description
-----------       -----------
10.22             Assumption Agreement dated as of July 20, 1999 is by and among
                  Lamar Advertising Company, Lamar Media Corp., and the direct and indirect subsidiaries of such corporations. Previously filed as Exhibit 10.4 to Lamar Advertising Company's Quarterly
                  Report on Form 10-Q for the period ended September 30, 1999
                  (File No. 0-030242) filed on November 12, 1999 and
                  incorporated herein by reference.

10.23 Joinder Agreement to the Lamar Media Corp. Credit Agreement dated August 13, 1999 by Lamar Florida, Inc. in favor of The
                  Chase Manhattan Bank, as Administrative Agent dated December
                  23, 1999. Filed herewith.

11.1 Statement regarding computation of per share earnings. Filed herewith.

21.1              Subsidiaries of the Company. Filed herewith.

23.1              Consent of KPMG LLP. Filed herewith.

27.1              Financial Data Schedule for the Company. Filed herewith.

27.2              Financial Data Schedule for Lamar Media Corp. Filed herewith.

--------------

* Management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.