Form 10-Q
period 2000-03-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2000-05-15
CIK 1090425, 899045

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2000

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

                         Commission File Number 0-30242
                           Lamar Advertising Company
                         Commission File Number 1-12407
                               Lamar Media Corp.
            (Exact name of registrants as specified in its charter)


Delaware                                                                        72-1449411
Delaware                                                                        72-1205791
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)
5551 Corporate Blvd., Baton Rouge, LA                                           70808
(Address of principal executive offices)                                        (Zip Code)

       Registrants' telephone number, including area code: (225) 926-1000

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares of Lamar Advertising Company's Class A common stock outstanding as of May 5, 2000: 71,566,572

The number of shares of the Lamar Advertising Company's Class B common stock outstanding as of May 5, 2000: 17,000,000

The number of shares of Lamar Media Corp. common stock outstanding as of May 5, 2000: 100

This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly-owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

Corporate Restructuring

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

                                    CONTENTS

                                                                                               Page
PART I -          FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Lamar Advertising Company
                  Condensed Consolidated Balance Sheets as of
                  March 31, 2000 and December 31, 1999                                            1

                  Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 2000
                  and March 31, 1999                                                              2

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2000 and
                  March 31, 1999                                                                  3

                  Notes to Condensed Consolidated Financial
                  Statements                                                                      4 - 6

                  Lamar Media Corp.
                  Condensed Consolidated Balance Sheets as of
                  March 31, 2000 and December 31, 1999                                            7

                  Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 2000
                  and March 31, 1999                                                              8

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2000 and
                  March 31, 1999                                                                  9

                  Notes to Condensed Consolidated Financial
                  Statements                                                                      10

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                   11 - 13

ITEM 3.           Quantitative and Qualitative Disclosures About
                  Market Risks                                                                    14

ITEM 4.           Submission of Matters to a Vote of Security Holders                             14

PART II - OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K                                                15 - 16

                  Signatures                                                                      16

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                March 31,      December 31,
Assets                                                                            2000              1999
                                                                               -----------      -----------
Current assets:
  Cash and cash equivalents                                                    $     9,905      $     8,401
  Receivables, net                                                                  81,275           81,226
  Prepaid expenses                                                                  28,735           21,524
  Other current assets                                                              14,862           14,342
                                                                               -----------      -----------
          Total current assets                                                     134,777          125,493
                                                                               -----------      -----------

Property, plant and equipment                                                    1,441,825        1,412,605
  Less accumulated depreciation and amortization                                  (244,502)        (218,893)
                                                                               -----------      -----------
          Net property plant and equipment                                       1,197,323        1,193,712
                                                                               -----------      -----------

Intangible assets                                                                1,914,110        1,874,177
Other assets - non-current                                                          17,827           13,563
                                                                               -----------      -----------
          Total assets                                                         $ 3,264,037      $ 3,206,945
                                                                               ===========      ===========


Liabilities and Stockholders' Equity

Current liabilities:
  Trade accounts payable                                                       $     9,992      $    11,492
  Current maturities of long-term debt                                               4,312            4,318
  Accrued expenses                                                                  26,711           57,653
  Deferred income                                                                   12,200           11,243
                                                                               -----------      -----------
          Total current liabilities                                                 53,215           84,706

Long-term debt                                                                   1,703,598        1,611,463
Deferred income taxes                                                              104,821          112,412
Deferred income                                                                      1,221            1,222
Other liabilities                                                                    7,371            5,613
                                                                               -----------      -----------
          Total liabilities                                                      1,870,226        1,815,416
                                                                               -----------      -----------

Stockholders' equity:
  Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 1,000,000 shares; 5,719.49 shares
    issued and outstanding at 2000 and 1999                                             --               --
  Class A common stock, par value $.001, 125,000,000 shares
    authorized, 71,566,322 shares and 70,576,251 issued and
    outstanding at 2000 and 1999, respectively                                          72               71
  Class B common stock, par value $.001, 37,500,000 shares
    authorized, 17,000,000 and 17,449,997 shares issued and
    outstanding at 2000 and 1999, respectively                                          17               17
  Additional paid-in capital                                                     1,510,262        1,478,916
  Accumulated deficit                                                             (116,540)         (87,475)
                                                                               -----------      -----------
          Stockholders' equity                                                   1,393,811        1,391,529
                                                                               -----------      -----------

          Total liabilities and stockholders' equity                           $ 3,264,037      $ 3,206,945
                                                                               ===========      ===========

See accompanying notes to consolidated financial statements.

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                          Three months ended
                                                                               March 31,
                                                                          2000              1999
                                                                      ------------      ------------

Net revenues                                                          $    151,267      $     85,766
                                                                      ------------      ------------

Operating expenses:
  Direct advertising expenses                                               52,512            29,764
  General and administrative expenses                                       34,204            20,099
  Depreciation and amortization                                             72,970            31,561
                                                                      ------------      ------------
                                                                           159,686            81,424
                                                                      ------------      ------------
          Operating income (loss)                                           (8,419)            4,342
                                                                      ------------      ------------
Other expense (income):
  Interest income                                                             (327)             (686)
  Interest expense                                                          32,890            18,145
  (Gain) loss on disposition of assets                                           1              (336)
                                                                      ------------      ------------
                                                                            32,564            17,123
                                                                      ------------      ------------
  Loss before income taxes and cumulative effect of a change in
   accounting principle                                                    (40,983)          (12,781)

  Income tax benefit                                                       (12,009)           (2,842)
                                                                      ------------      ------------


Loss before cumulative effect of a change in accounting principle          (28,974)           (9,939)

Cumulative effect of a change in accounting principle                           --              (767)
                                                                      ------------      ------------
Net loss                                                                   (28,974)          (10,706)
Preferred stock dividends                                                      (91)              (91)
                                                                      ------------      ------------
Net loss applicable to common stock                                   $    (29,065)     $    (10,797)
                                                                      ============      ============


Loss per common share - basic and diluted:

 Loss before accounting change                                        $       (.33)     $       (.17)
 Cumulative effect of a change in accounting principle                          --              (.01)
                                                                      ------------      ------------
          Net loss                                                    $       (.33)     $       (.18)
                                                                      ============      ============

Weighted average common shares outstanding                              88,466,644        61,143,351
Incremental common shares from dilutive stock options                           --                --
Incremental common shares from convertible debt                                 --                --
                                                                      ------------      ------------
Weighted average common shares assuming dilution                        88,466,644        61,143,351
                                                                      ============      ============


See accompanying notes to consolidated financial statements.

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                Three Months Ended
                                                         March 31, 2000      March 31, 1999
                                                         --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                 $      (28,974)        $  (10,706)


Adjustments to reconcile net loss
  to net cash provided by operating activities:
   Depreciation and amortization                                 72,970              31,561
   (Gain) loss on disposition of assets                               1                (336)
   Deferred tax benefit                                         (12,527)             (2,319)
   Provision for doubtful accounts                                1,183                 941
Changes in operating assets and liabilities:
   (Increase) decrease in:
     Receivables                                                   (785)             (1,923)
     Prepaid expenses                                            (7,273)                (11)
     Other assets                                                  (508)             (1,915)
   Increase (decrease) in:
     Trade accounts payable                                      (1,531)               (194)
     Accrued expenses                                           (11,208)             (6,432)
     Deferred income                                                955                 675
     Other liabilities                                               33                  37
                                                         --------------      --------------
       Net cash provided by operating activities                 12,336               9,378
                                                         --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable                                     (3,351)             (1,184)
Acquisition of new markets                                      (82,082)            (74,930)
Capital expenditures                                            (19,004)            (12,581)
Proceeds from disposition of assets                                 531                 749
                                                         --------------      --------------
         Net cash used in investing activities                 (103,906)            (87,946)
                                                         --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                        1,213               1,312
Principal payments on long-term debt                             (1,048)            (45,939)
Proceeds from issuance of notes payable                              --               2,860
Net borrowings under credit agreements                           93,000                  --
Dividends                                                           (91)                (91)
                                                         --------------      --------------
   Net cash provided by (used in)
    financing activities                                         93,074             (41,858)
                                                         --------------      --------------

Net increase (decrease) in cash and cash equivalents              1,504            (120,426)

Cash and cash equivalents at beginning of period                  8,401             128,597
                                                         --------------      --------------

Cash and cash equivalents at end of period               $        9,905      $        8,171
                                                         ==============      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                   $       36,504      $       18,835
                                                         ==============      ==============

Cash paid for state and federal income taxes             $          886      $          570
                                                         ==============      ==============

See accompanying notes to consolidated financial statements

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1.       Significant Accounting Policies

The information included in the foregoing interim financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

2.       Acquisitions

On January 14, 2000, the Company purchased the stock of Aztec Group, Inc. for a purchase price of approximately $34,826. The purchase price consisted of approximately $5,600 cash and the issuance of 481,481 shares of Lamar Advertising Company common stock valued at approximately $29,226.

On March 31, 2000, the Company purchased the assets of an outdoor company in the Company's northeast region for a cash purchase price of approximately $33,600.

During the three months ended March 31, 2000, the Company completed 24 additional acquisitions of outdoor advertising assets for a cash purchase price of approximately $24,552.

Each of these acquisitions were accounted for under the purchase method of accounting, and, accordingly, the accompanying financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition. The following is a summary of the preliminary allocation of the acquisition costs in the above transactions.


                                        Property
                            Current      Plant &                      Other       Other        Current        Long-term
                             Assets     Equipment      Goodwill    Intangibles   Assets      Liabilities    Liabilities
                         ----------------------------------------------------------------------------------------------
Aztec Group, Inc.                487         8,335       21,799         10,526       --             708           5,645
Northeast region
 acquisition                      --         3,406       16,116         14,082       --              --              --
Other                             44         6,895       16,870          1,953        3              35             189
                         ----------------------------------------------------------------------------------------------

                                 531        18,636       54,785         26,561        3             743           5,834
                         ==============================================================================================


Summarized below are certain unaudited pro forma statement of operations data for the three months ended March 31, 2000 and 1999 as if each of the above acquisitions and the acquisitions occurring in 1999, which were fully described in the Company's December 31, 1999 Annual Report on Form 10K, had been consummated as of January 1, 1999. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.


                                     Three Months Ended   Three Months Ended
                                        March 31, 2000      March 31, 1999
                                        --------------      --------------

Net revenues                            $      152,326      $      141,762
                                        ==============      ==============

Net loss applicable to
  common stock                          $      (29,516)     $      (29,596)
                                        ==============      ==============

Net loss per common share - basic       $         (.33)     $         (.34)
                                        ==============      ==============
Net loss per common share - diluted     $         (.33)     $         (.34)
                                        ==============      ==============

3.       Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company's direct or indirect wholly owned subsidiaries that have guaranteed the Company's obligations with respect to its publicly issued notes (collectively, the "Guarantors") are not included herein because the Guarantors are jointly and severally liable under the guarantees, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis.

Summarized financial information for Missouri Logos, a Partnership, a 66 2/3% owned subsidiary of the Company and the only subsidiary of the Company that is not a Guarantor, is set forth below:


Balance Sheet Information:                             March 31, 2000                    December 31, 1999
                                                       --------------                    -----------------
                                                         (Unaudited)

   Current assets                                               239                                288
   Total assets                                                 283                                333
   Total liabilities                                             10                                  6
   Venturers' equity                                            273                                327


Income Statement Information:                        Three months ended                 Three months ended
                                                       March 31, 2000                     March 31, 1999
                                                       --------------                     --------------
                                                         (Unaudited)                        (Unaudited)

   Revenues                                                     254                                274
   Net income                                                   164                                214

4.       New Accounting Pronouncements

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and requires that the costs of start-up activities, including organizational costs, be expensed as incurred. The effect of SOP 98-5 is recorded as a cumulative effect of a change in accounting principle as described in Accounting Principles Board Opinion No. 20 "Accounting Changes" in the amount of $767, net of tax, for the three months ended March 31, 1999.

5.       Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculations of basic earnings per share excludes any dilutive effect of stock options and convertible debt while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The following information is disclosed for purposes of calculating the antidilutive earnings per share for the periods presented:


                                               March 31,        March 31,
                                                 2000              1999
                                             ------------      ------------

Net loss applicable to common stock          $    (29,065)     $    (10,797)
Income impact of assumed conversions                2,302                --
                                             ------------      ------------

Loss available to common shareholders
 assuming conversion                         $    (26,763)     $    (10,797)
                                             ============      ============

Weighted average common shares
 outstanding                                   88,466,644        61,143,351
Shares issuable upon exercise of
 stock options                                    842,550           598,848
Incremental shares from convertible debt        6,216,210                --
                                             ------------      ------------

Weighted average common shares plus
 dilutive potential common shares              95,525,404        61,742,199
                                             ============      ============

Net loss per common share - diluted          $       (.28)     $       (.17)
                                             ============      ============


6.       Subsequent Events

Lamar acquired the assets of Outdoor West, Inc for a total cash purchase price of approximately $40,000 and will be accounted for under the purchase method of accounting.

In addition, Lamar has signed a Definitive Agreement and Plan of Merger with Advantage Outdoor Company, Inc. ("Advantage"). At the effective time of the merger, all of the outstanding shares of Advantage common stock will be converted into between 2,000,000 and 2,300,000 shares of Lamar's Class A common stock depending on the average closing sales price of Lamar's common stock over a period prior to closing. In connection with the merger, Lamar will assume up to $79,000 of Advantage's obligations. This merger will add approximately 5,100 displays. Advantage has the right to terminate the merger agreement if the average closing sales price of Lamar's Class A common Stock over a 30 day period prior to closing is less than $42.00 per share. This merger is subject to approval under the Hart-Scott-Rodino Antitrust Improvements Act and the satisfaction of other customary closing conditions.

                               LAMAR MEDIA CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                 March 31,      December 31,
Assets                                                             2000             1999
                                                                -----------      -----------
Current assets:
  Cash and cash equivalents                                     $     9,905      $     8,401
  Receivables, net                                                   81,315           80,671
  Prepaid expenses                                                   28,735           21,524
  Other current assets                                               24,146           25,193
                                                                -----------      -----------
          Total current assets                                      144,101          135,789
                                                                -----------      -----------

Property, plant and equipment                                     1,441,825        1,412,605
  Less accumulated depreciation and amortization                   (244,502)        (218,893)
                                                                -----------      -----------
          Net property plant and equipment                        1,197,323        1,193,712
                                                                -----------      -----------

Intangible assets                                                 1,892,188        1,851,965
Other assets - non-current                                           17,827           13,563
                                                                -----------      -----------
          Total assets                                          $ 3,251,439      $ 3,195,029
                                                                ===========      ===========


Liabilities and Stockholder's Equity

Current liabilities:
  Trade accounts payable                                        $     9,992      $    11,492
  Current maturities of long-term debt                                4,312            4,318
  Accrued expenses                                                   23,387           54,031
  Deferred income                                                    12,200           11,243
                                                                -----------      -----------
          Total current liabilities                                  49,891           81,084

Long-term debt                                                    1,703,598        1,611,463
Deferred income taxes                                               105,580          112,776
Deferred income                                                       1,221            1,222
Other liabilities                                                     7,371            5,613
                                                                -----------      -----------
          Total liabilities                                       1,867,661        1,812,158
                                                                -----------      -----------

Stockholder's equity:
  Common stock, $.01 par value, authorized 3,000 shares;
    issued and outstanding 100 shares at March 31, 2000 and
    December 31, 1999                                                    --               --
  Additional paid-in capital                                      1,498,832        1,469,606
  Accumulated deficit                                              (115,054)         (86,735)
                                                                -----------      -----------
          Stockholder's equity                                    1,383,778        1,382,871
                                                                -----------      -----------

          Total liabilities and stockholder's equity            $ 3,251,439      $ 3,195,029
                                                                ===========      ===========


See accompanying notes to consolidated financial statements.

                               LAMAR MEDIA CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                         Three Months ended
                                                                              March 31,
                                                                         2000             1999
                                                                      -----------      -----------


Net revenues                                                          $   151,267      $    85,766
                                                                      -----------      -----------

Operating expenses:
  Direct advertising expenses                                              52,512           29,764
  General and administrative expenses                                      33,818           20,099
  Depreciation and amortization                                            72,307           31,561
                                                                      -----------      -----------
                                                                          158,637           81,424
                                                                      -----------      -----------
          Operating income (loss)                                          (7,370)           4,342
                                                                      -----------      -----------
Other expense (income):
  Interest income                                                            (327)            (686)
  Interest expense                                                         32,890           18,145
  (Gain) loss on disposition of assets                                          1             (336)
                                                                      -----------      -----------
                                                                           32,564           17,123
                                                                      -----------      -----------
Loss before income taxes and cumulative effect of a change in
  accounting principle                                                    (39,934)         (12,781)

  Income tax benefit                                                      (11,615)          (2,842)
                                                                      -----------      -----------

Loss before cumulative effect of a change in accounting principle         (28,319)          (9,939)

Cumulative effect of a change in accounting principle                          --             (767)
                                                                      -----------      -----------
Net loss                                                                  (28,319)         (10,706)
Preferred stock dividends                                                      --              (91)
                                                                      -----------      -----------
Net loss applicable to common stock                                   $   (28,319)     $   (10,797)
                                                                      ===========      ===========


See accompanying notes to consolidated financial statements.

                               LAMAR MEDIA CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                   Three Months ended
                                                                         March 31,
                                                                  2000              1999
                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $   (28,319)     $   (10,706)
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
   Depreciation and amortization                                    72,307           31,561
   Gain (loss) on disposition of assets                                  1             (336)
   Deferred tax benefit                                            (12,133)          (2,319)
   Provision for doubtful accounts                                   1,183              941
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     Receivables                                                    (1,389)          (1,923)
     Prepaid expenses                                               (7,273)             (11)
     Other assets                                                    2,907           (1,915)
   Increase (decrease) in:
     Trade accounts payable                                         (1,531)            (194)
     Accrued expenses                                              (13,656)          (6,432)
     Deferred income                                                   955              675
     Other liabilities                                                  33               37
                                                               -----------      -----------
        Net cash provided by operating activities                   13,085            9,378
                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                                      (3,351)          (1,184)
  Acquisition of new markets                                       (81,709)         (74,930)
  Capital expenditures                                             (19,004)         (12,581)
  Proceeds from disposition of assets                                  531              749
                                                               -----------      -----------
        Net cash used in investing activities                     (103,533)         (87,946)
                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                            --            1,312
  Principal payments on long-term debt                              (1,048)         (45,939)
  Proceeds from issuance of long-term debt                          93,000            2,860
  Dividends                                                             --              (91)
                                                               -----------      -----------
       Net cash provided by (used in) financing activities          91,952          (41,858)
                                                               -----------      -----------

  Net increase (decrease) in cash and cash equivalents               1,504         (120,426)

Cash and cash equivalents at beginning of period                     8,401          128,597
                                                               -----------      -----------

Cash and cash equivalents at end of period                     $     9,905      $     8,171
                                                               ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                       $    36,504      $    18,835
                                                               ===========      ===========

  Cash paid for state and federal income taxes                 $       886      $       570
                                                               ===========      ===========




See accompanying notes to consolidated financial statements.

                               LAMAR MEDIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

1.       Significant Accounting Policies

On July 20, 1999, Lamar Advertising Company reorganized into a new holding company structure. As a result of this reorganization (1) the former Lamar Advertising Company became a wholly-owned subsidiary of a newly formed holding company, (2) the name of the former Lamar Advertising Company was changed to Lamar Media Corp., (3) the name of the new holding company became Lamar Advertising Company, (4) the outstanding shares of capital stock of the former Lamar Advertising Company, including the Class A common stock, were automatically converted, on a share for share basis, into identical shares of capital stock of the new holding company and (5) the Class A common stock of the new holding company commenced trading on the Nasdaq National Market under the symbol "LAMR" instead of the Class A common stock of the former Lamar Advertising Company. In addition, following the holding company reorganization, substantially all of the former Lamar Advertising Company's debt obligations, including the bank credit facility and other long-term debt remained the obligations of Lamar Media. Under Delaware law, the reorganization did not require the approval of the stockholders of the former Lamar Advertising Company. The purpose of the reorganization was to provide Lamar Advertising Company with a more flexible capital structure and to enhance its financing options. The business operations of the former Lamar Advertising Company and its subsidiaries have not changed as a result of the reorganization.

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 3, 4 and 6 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly-owned subsidiary of Lamar Advertising Company.

The information included in the foregoing interim financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net revenues increased $65.5 million or 76.4% to $151.3 million for the three months ended March 31, 2000 as compared to the same period in 1999. This increase was attributable to the Company's acquisitions during 1999 and 2000 and internal growth within the Company's existing markets.

Operating expenses, exclusive of depreciation and amortization, increased $36.9 million or 73.9% for the three months ended March 31, 2000 as compared to the same period in 1999. This was primarily the result of the additional operating expenses related to the operations of acquired outdoor advertising assets and the continued development of the logo sign program.

Depreciation and amortization expense increased $41.4 million or 131.2% from $31.6 million for the three months ended March 31, 1999 to $73.0 million for the three months ended March 31, 2000 as a result of an increase in capitalized assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income decreased $12.8 million to an operating loss of $8.4 million for three months ended March 31, 2000 from operating income of $4.3 million for the same period in 1999.

Interest expense increased $14.8 million from $18.1 million for the three months ended March 31, 1999 to $32.9 million for the same period in 2000 as a result of additional borrowings under the Company's bank credit facility to fund increased acquisition activity and the issuance of $287.5 million convertible notes in August 1999.

There was an income tax benefit of $12.0 million for the three months ended March 31, 2000 as compared to an income tax benefit of $2.8 million for the same period in 1999. The effective tax rate for the three months ended March 31, 2000 is approximately 29.0% which is less than statutory rates due to permanent differences resulting from non-deductible amortization of goodwill.

Due to the adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred, the Company recognized an expense of $.8 million as a cumulative effect of a change in accounting principle for the three months ended March 31, 1999. This expense is a one time adjustment to recognize start-up activities and organization costs that were capitalized in prior periods.

As a result of the above factors, the Company recognized a net loss for the three months ended March 31, 2000 of $29.0 million, as compared to a net loss of $10.7 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds and the issuance of Class A common stock.

During the three months ended March 31, 2000, the Company financed its acquisition activity of approximately $93.9 million with borrowings under the Company's bank credit facility. At March 31, 2000, following these acquisitions, the Company had $130 million available under the Revolving Facility and believes that this availability coupled with internally generated funds will be sufficient for the foreseeable future to satisfy all debt service obligations and to finance additional acquisition activity and current operations.

The Company's net cash provided by operating activities increased $3.0 million for the three months ended March 31, 2000 due primarily to an increase in noncash items of $31.8 million, which includes an increase in depreciation and amortization of $41.4 million and an increase in the income tax benefit of $10.2 million. The increase in noncash items was offset by an increase in net loss of $18.3 million, a decrease in accrued expenses of $4.8 million and an increase in receivables of $7.3 million. Net cash used in investing activities increased $16.0 million from $87.9 million for the three months ended March 31, 1999 to $103.9 million for the same period in 2000. This increase was due to a $7.2 million increase in acquisitions of new markets, a $2.2 million increase in notes receivable, and a $6.4 million increase in capital expenditures. Net cash provided by financing activities for the three months ended March 31, 2000 is $93.1 million due to $93.0 million in net borrowings under credit agreements used to finance acquisition activity during the period.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

The following discussion is a summary of the key factors management considers necessary in reviewing Lamar Media's results of operations, liquidity and capital resources. The future operating results of Lamar Media may differ materially from the results described below. For a discussion of certain factors which may affect Lamar Media's future operating performance, please refer to Exhibit 99.1 hereto entitled "Factors Affecting Future Operating Results".

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net revenues increased $65.5 million or 76.4% to $151.3 million for the three months ended March 31, 2000 as compared to the same period in 1999. This increase was attributable to Lamar Media's acquisitions during 1999 and 2000 and internal growth within Lamar Media's existing markets.

Operating expenses, exclusive of depreciation and amortization, increased $36.5 million or 73.1% for the three months ended March 31, 2000 as compared to the same period in 1999. This was primarily the result of the additional operating expenses related to the operations of acquired outdoor advertising assets and the continued development of the logo sign program.

Depreciation and amortization expense increased $40.7 million or 129.1% from $31.6 million for the three months ended March 31, 1999 to $72.3 million for the three months ended March 31, 2000 as a result of an increase in capitalized assets resulting from Lamar Media's recent acquisition activity.

Due to the above factors, operating income decreased $11.7 million to an operating loss of $7.4 million for three months ended March 31, 2000 from operating income of $4.3 million for the same period in 1999.

Interest expense increased $14.7 million from $18.2 million for the three months ended March 31, 1999 to $32.9 million for the same period in 2000 as a result of additional borrowings under Lamar Media's bank credit facility to fund increased acquisition activity and the issuance of $287.5 million convertible notes in August 1999.

There was an income tax benefit of $11.6 million for the three months ended March 31, 2000 as compared to an income tax benefit of $2.8 million for the same period in 1999. The effective tax rate for the three months ended March 31, 2000 is approximately 29.1% which is less than statutory rates due to permanent differences resulting from non-deductible amortization of goodwill.

Due to the adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred, Lamar Media recognized an expense of $.8 million as a cumulative effect of a change in accounting principle for the three months ended March 31, 1999. This expense is a one time adjustment to recognize start-up activities and organization costs that were capitalized in prior periods.

As a result of the above factors, Lamar Media recognized a net loss for the three months ended March 31, 2000 of $28.3 million, as compared to a net loss of $10.7 million for the same period in 1999.

ITEM 3.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by the Company. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2000.

Loans under Lamar Media's New Bank Credit Agreement bear interest at variable rates equal to the Chase Prime Rate or LIBOR plus the applicable margin. Because the Chase Prime Rate or LIBOR may increase or decrease at any time, the Company and Lamar Media are exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the New Bank Credit Agreement. Increases in the interest rates applicable to borrowings under the New Bank Credit Agreement would result in increased interest expense and a reduction in the Company's and Lamar Media's net income and after tax cash flow.

At March 31, 2000, there was approximately $869 million of aggregate indebtedness outstanding under the New Bank Credit Agreement, or approximately 50.9% of the Company's and Lamar Media's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the three months ended March 31, 2000 with respect to borrowings under the Bank Credit Agreement was $16.4 million, and the weighted average interest rate applicable to borrowings under these credit facilities during the three months ended March 31, 2000 was 8.0%. Assuming that the weighted average interest rate was 200-basis points higher (that is 10.0% rather than 8.0%), then the Company's and Lamar Media's March 31, 2000 interest expense would have been approximately $4.0 million higher resulting in a $2.5 million decrease in the Company's and Lamar Media's three months ended March 31, 2000 net income and after tax cash flow.

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

ITEM 4.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

                  3.3      Bylaws of the Company. Previously filed as exhibit
                           3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

                  3.4 Amended and Restated Bylaws of Lamar Media Corp. Previously filed as exhibit 3.1 to Lamar Media's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

                  4.1 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated March 2, 2000 delivered by Lamar Advan, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

                  4.2 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated March 2, 2000 delivered by Lamar Advan, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

                  4.3 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated March 2, 2000 delivered by Lamar Advan, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

                  10.1 Joinder Agreement to the Lamar Media Corp. Credit Agreement dated August 13, 1999 by Lamar Advan, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors, in favor of The Chase Manhattan Bank, as Administrative Agent dated March 2, 2000. Filed herewith.

                  27.1 Financial Data Schedule for the Company. Filed herewith.

                  27.2 Financial Data Schedule for Lamar Media Corp. Filed herewith.

                  99.1 Factors Affecting Future Operating Results of the Company and Lamar Media. Filed herewith.

         (b)      Reports on Form 8-K

         Reports on Form 8-K were filed with the Commission during the first quarter of 2000 to report the following items as of the dates indicated:

                  On February 9, 2000, the Company filed a report on Form 8-K in order to update the financial statements filed on November 23, 1999, Lamar Advertising Company filed the report to include updated pro forma financial information of Lamar Advertising Company giving effect to the acquisition of Chancellor Media Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LAMAR ADVERTISING COMPANY




DATED: May 12, 2000                    BY: /s/ KEITH A. ISTRE
                                          ---------------------------------
                                          Keith A. Istre
                                          Chief Financial and Accounting
                                          Officer, Treasurer and Director



                                          LAMAR MEDIA CORP.




                                       BY: /s/ KEITH A. ISTRE
                                          ---------------------------------
                                          Keith A. Istre
                                          Chief Financial and Accounting
                                          Officer, Treasurer and Director

                               INDEX TO EXHIBITS

               EXHIBIT
                NUMBER                  DESCRIPTION
               ------                   -----------

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

                  3.3      Bylaws of the Company. Previously filed as exhibit
                           3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No.
                           0-20833) filed on August 16, 1999 and incorporated herein by reference.

                  3.4      Amended and Restated Bylaws of Lamar Media Corp.
                           Previously filed as exhibit 3.1 to Lamar Media's
                           Quarterly Report on Form 10-Q for the period ended
                           September 30, 1999 (File No. 1-12407) filed on
                           November 12, 1999 and incorporated herein by reference.

                  4.1      Supplemental Indenture to the Indenture dated
                           November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust
                           Company, as Trustee, dated March 2, 2000 delivered by Lamar Advan, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

                  4.2      Supplemental Indenture to the Indenture dated August
                           15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated March 2, 2000 delivered by Lamar
                           Advan, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

                  4.3      Supplemental Indenture to the Indenture dated
                           September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust
                           Company, as Trustee, dated March 2, 2000 delivered by Lamar Advan, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

                  10.1     Joinder Agreement to the Lamar Media Corp. Credit
                           Agreement dated August 13, 1999 by Lamar Advan, Inc.
                           and, in substantially identical agreements, by the scheduled additional subsidiary guarantors, in favor of The Chase Manhattan Bank, as Administrative Agent dated March 2, 2000. Filed herewith.

                  27.1 Financial Data Schedule for the Company. Filed herewith.

                  27.2 Financial Data Schedule for Lamar Media Corp. Filed herewith.

                  99.1     Factors Affecting Future Operating Results of the
                           Company and Lamar Media. Filed herewith.