Form 10-Q
period 2000-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2000-08-11
CIK 1090425, 899045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2000
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

                         Commission File Number 0-30242
                            Lamar Advertising Company
                         Commission File Number 1-12407
                                Lamar Media Corp.
             (Exact name of registrants as specified in its charter)


Delaware                                                     72-1449411
Delaware                                                     72-1205791
(State or other jurisdiction of incorporation or             (I.R.S. Employer
organization)                                                Identification No.)
5551 Corporate Blvd., Baton Rouge, LA                        70808
(Address of principal executive offices)                     (Zip Code)

       Registrants' telephone number, including area code: (225) 926-1000

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares of Lamar Advertising Company's Class A common stock outstanding as of August 10, 2000: 74,945,628

The number of shares of the Lamar Advertising Company's Class B common stock outstanding as of August 10, 2000: 17,000,000

The number of shares of Lamar Media Corp. common stock outstanding as of August 10, 2000: 100

This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and
(ii) Lamar Media Corp. (which is a wholly-owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

                                    CONTENTS

                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Lamar Advertising Company
                  Condensed Consolidated Balance Sheets as of
                  June 30, 2000 and December 31, 1999                                             1

                  Condensed Consolidated Statements of Operations for the three months ended June 30, 2000 and June 30, 1999 and six months ended June 30, 2000
                  and June 30, 1999                                                               2

                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2000 and
                  June 30, 1999                                                                   3

                  Notes to Condensed Consolidated Financial
                  Statements                                                                      4 - 7

                  Lamar Media Corp.
                  Condensed Consolidated Balance Sheets as of
                  June 30, 2000 and December 31, 1999                                             8

                  Condensed Consolidated Statements of Operations for the three months ended June 30, 2000 and June 30, 1999 and six months
                  ended June 30, 2000 and June 30, 1999                                           9

                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2000 and
                  June 30, 1999                                                                   10

                  Notes to Condensed Consolidated Financial
                  Statements                                                                      11

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                   12 - 15

ITEM 3.           Quantitative and Qualitative Disclosures About
                  Market Risks                                                                    16

ITEM 4.           Submission of Matters to a Vote of Security Holders                             17

PART II - OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K                                                18 - 19

                  Signatures                                                                      19

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                  June 30,        December 31,
Assets                                                                              2000              1999
                                                                                ------------      ------------

Current assets:
  Cash and cash equivalents                                                     $     11,561      $      8,401
  Receivables, net                                                                    93,114            81,226
  Prepaid expenses                                                                    30,005            21,524
  Other current assets                                                                14,948            14,342
                                                                                ------------      ------------
          Total current assets                                                       149,628           125,493
                                                                                ------------      ------------

Property, plant and equipment                                                      1,568,531         1,412,605
  Less accumulated depreciation and amortization                                    (297,364)         (218,893)
                                                                                ------------      ------------
          Net property plant and equipment                                         1,271,167         1,193,712
                                                                                ------------      ------------

Intangible assets                                                                  2,068,268         1,874,177
Other assets - non-current                                                            22,982            13,563
                                                                                ------------      ------------
          Total assets                                                          $  3,512,045      $  3,206,945
                                                                                ============      ============


Liabilities and Stockholders' Equity

Current liabilities:
  Trade accounts payable                                                        $      9,967      $     11,492
  Current maturities of long-term debt                                                 4,599             4,318
  Accrued expenses                                                                    38,643            57,653
  Deferred income                                                                     10,654            11,243
                                                                                ------------      ------------
          Total current liabilities                                                   63,863            84,706

Long-term debt                                                                     1,835,627         1,611,463
Deferred income taxes                                                                137,143           112,412
Other liabilities                                                                      8,234             6,835
                                                                                ------------      ------------
          Total liabilities                                                        2,044,867         1,815,416
                                                                                ------------      ------------

Stockholders' equity:
  Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 1,000,000 shares;
    5,719.49 shares issued and outstanding at 2000 and 1999                               --                --
  Class A common stock, par value $.001, 175,000,000 shares
    authorized, 73,904,086 shares and 70,576,251 shares
    issued and outstanding at 2000 and 1999, respectively                                 74                71
  Class B common stock, par value $.001, 37,500,000 shares
    authorized, 17,000,000 shares and 17,449,997 shares
    issued and outstanding at 2000 and 1999, respectively                                 17                17
  Additional paid-in capital                                                       1,604,116         1,478,916
  Accumulated deficit                                                               (137,029)          (87,475)
                                                                                ------------      ------------
          Stockholders' equity                                                     1,467,178         1,391,529
                                                                                ------------      ------------

          Total liabilities and stockholders' equity                            $  3,512,045      $  3,206,945
                                                                                ============      ============

See accompanying notes to consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                           June 30,
                                                     2000              1999              2000              1999
                                                 ------------      ------------      ------------      ------------

Net revenues                                     $    172,953      $     97,809      $    324,220      $    183,575
                                                 ------------      ------------      ------------      ------------

Operating expenses:
     Direct advertising expenses                       53,626            30,481           106,138            60,245
     General and administrative expenses               35,261            20,754            69,465            40,853
     Depreciation and amortization                     76,230            32,652           149,200            64,213
                                                 ------------      ------------      ------------      ------------
                                                      165,117            83,887           324,803           165,311
                                                 ------------      ------------      ------------      ------------
       Operating income (loss)                          7,836            13,922              (583)           18,264
                                                 ------------      ------------      ------------      ------------

Other expense (income):
     Interest income                                     (369)             (269)             (696)             (955)
     Interest expense                                  36,401            18,234            69,291            36,379
     Gain on disposition of assets                       (105)             (141)             (104)             (477)
                                                 ------------      ------------      ------------      ------------
                                                       35,927            17,824            68,491            34,947
                                                 ------------      ------------      ------------      ------------

Loss before income taxes and cumulative
     effect of a change in accounting
     principle                                        (28,091)           (3,902)          (69,074)          (16,683)

Income tax expense (benefit)                           (7,693)            1,076           (19,702)           (1,766)
                                                 ------------      ------------      ------------      ------------

Loss before cumulative effect of a
     change in accounting principle                   (20,398)           (4,978)          (49,372)          (14,917)
                                                 ------------      ------------      ------------      ------------

Cumulative effect of a change in
     accounting principle                                  --                --                --              (767)
                                                 ------------      ------------      ------------      ------------

Net loss                                              (20,398)           (4,978)          (49,372)          (15,684)

     Preferred stock dividends                             91               183               182               274
                                                 ------------      ------------      ------------      ------------

Net loss applicable to common stock              $    (20,489)     $     (5,161)     $    (49,554)     $    (15,958)
                                                 ============      ============      ============      ============


Loss per common share - basic and diluted:

     Loss before accounting change               $       (.23)     $       (.08)     $       (.56)     $       (.25)
     Cumulative effect of a change in
       accounting principle                               (--)              (--)              (--)             (.01)
                                                 ------------      ------------      ------------      ------------

     Net loss                                    $       (.23)     $       (.08)     $       (.56)     $       (.26)
                                                 ============      ============      ============      ============


Weighted average common shares
     outstanding                                   89,512,428        61,227,406        88,989,536        61,185,610
Incremental common shares from dilutive
     stock options                                         --                --                --                --
Incremental common shares from
     convertible debt                                      --                --                --                --
                                                 ------------      ------------      ------------      ------------
Weighted average common shares assuming
     dilution                                      89,512,428        61,227,406        88,989,536        61,185,610
                                                 ============      ============      ============      ============

See accompanying notes to condensed consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       Six Months Ended
                                                                           June 30,
                                                                     2000            1999
                                                                  ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                          $  (49,372)     $  (15,684)

Adjustments to reconcile net loss
  to net cash provided by operating activities:
   Depreciation and amortization                                     149,200          64,213
   Cumulative effect of a change in accounting
             principle                                                    --             767
   Gain on disposition of assets                                        (104)           (477)
   Deferred taxes                                                    (20,279)         (4,469)
   Provision for doubtful accounts                                     2,329             500
Changes in operating assets and liabilities:
   Decrease (Increase) in:
     Receivables                                                     (10,438)         (6,945)
     Prepaid expenses                                                 (7,635)           (150)
     Other assets                                                       (207)          1,023
   Increase (Decrease) in:
     Trade accounts payable                                           (1,524)             67
     Accrued expenses                                                 (3,456)         (4,441)
     Deferred income                                                    (920)         (1,373)
     Other liabilities                                                    52              36
                                                                  ----------      ----------
       Net cash provided by operating activities                      57,646          33,067
                                                                  ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable                                          (3,351)         (1,590)
Acquisition of new markets                                          (230,652)       (139,064)
Capital expenditures                                                 (43,700)        (30,274)
Proceeds from disposition of assets                                    1,122           1,602
                                                                  ----------      ----------
       Net cash used in investing activities                        (276,581)       (169,326)
                                                                  ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs                                                   (1,448)             --
Net proceeds from issuance of common stock                             1,893           2,194
Principal payments on long-term debt                                  (2,168)        (47,009)
Net borrowings under credit agreements                               224,000          57,000
Dividends                                                               (182)           (274)
                                                                  ----------      ----------
       Net cash provided by financing activities                     222,095          11,911
                                                                  ----------      ----------

Net increase (decrease) in cash and cash equivalents                   3,160        (124,348)

Cash and cash equivalents at beginning of period                       8,401         128,597
                                                                  ----------      ----------

Cash and cash equivalents at end of period                        $   11,561      $    4,249
                                                                  ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                            $   69,047      $   36,196
                                                                  ==========      ==========

Cash paid for state and federal income taxes                      $    1,616      $    1,485
                                                                  ==========      ==========

Common stock issuance related to acquisitions                     $  122,031      $      475
                                                                  ==========      ==========


See accompanying notes to consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1.   General

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

In addition, "Lamar Media" and "Media" refer to Lamar Media Corp. and its consolidated subsidiaries with respect to periods following the reorganization and to old Lamar Advertising Company with respect to periods prior to the reorganization, except where we make it clear that we are only referring to Lamar Media Corp. or a subsidiary.

2.   Significant Accounting Policies

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

3.   Acquisitions

On January 14, 2000, the Company purchased the stock of Aztec Group, Inc. for a purchase price of approximately $34,826. The purchase price consisted of approximately $5,600 cash and the issuance of 481,481 shares of Lamar Advertising Company common stock valued at approximately $29,226.

On March 31, 2000, the Company purchased the assets of an outdoor company in the Company's Northeastern Region for a cash purchase price of approximately $33,600.

Effective May 1, 2000, the Company purchased all of the outstanding common stock of Outdoor West, Inc. for a total cash purchase price of approximately $39,900.

In addition, on May 24, 2000, the Company purchased all of the outstanding common stock of Advantage Outdoor Company, Inc. for a cash purchase price of approximately $76,900 and the issuance of 2,300,000 shares of Lamar's Class A common stock valued at approximately $92,805.

During the six months ended June 30, 2000, the Company completed 43 additional acquisitions of outdoor advertising assets for a cash purchase price of approximately $52,200.

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


                                           Property
                            Current        Plant &                        Other          Other         Current       Long-term
                             Assets       Equipment       Goodwill     Intangibles       Assets      Liabilities    Liabilities
                           ----------     ----------     ----------    -----------     ----------    -----------    -----------
Aztec Group, Inc.          $      487     $    8,335     $   21,786     $   10,526     $       --     $      708     $    5,632
Northeast Region                  480          2,604         16,804         14,102             --            385             --
Acquisition
Outdoor West                    1,025         10,539         21,340         17,222             --          1,192          9,040
Advantage Outdoor               3,647         64,488         80,851         58,108            167          6,074         31,445
Other                             277         14,097         25,496         13,209             --            727            162
                           ----------     ----------     ----------     ----------     ----------     ----------     ----------

                           $    5,916     $  100,063     $  166,277     $  113,167     $      167     $    9,086     $   46,279
                           ==========     ==========     ==========     ==========     ==========     ==========     ==========

Summarized below are certain unaudited pro forma statement of operations data for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999 as if each of the above acquisitions and the acquisitions occurring in 1999, which were fully described in the Company's December 31, 1999 Annual Report on Form 10K, had been consummated as of January 1, 1999. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                                 Three Months Ended                  Six Months Ended
                                                      June 30,                            June 30,
                                               2000              1999              2000              1999
                                           ------------      ------------      ------------      ------------

Net revenues                               $    176,954      $    159,771      $    336,093      $    308,225
                                           ============      ============      ============      ============

Net loss applicable to
  common stock                             $    (23,337)     $    (27,808)     $    (56,276)     $    (62,020)
                                           ============      ============      ============      ============

Net loss per common share - basic          $       (.26)     $       (.31)     $       (.62)     $       (.69)
                                           ============      ============      ============      ============
Net loss per common share - diluted        $       (.26)     $       (.31)     $       (.62)     $       (.69)
                                           ============      ============      ============      ============

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

Summarized financial information for Missouri Logos, a Partnership, a 66 2/3% owned subsidiary of the Company and the only subsidiary of the Company that is not a Guarantor, is set forth below:


Balance Sheet Information:

                                                         June 30, 2000                     December 31, 1999
                                                         -------------                     -----------------

   Current assets                                              $109                               $288
   Total assets                                                 155                                333
   Total liabilities                                             10                                  6
   Venturers' equity                                            145                                327

Income Statement Information:

                                                     Three months ended          Six months ended
                                                          June 30,                    June 30,
                                                      2000         1999           2000       1999
                                                      ----         ----           ----       ----

   Revenues                                           $311         $258           $565       $532
   Net income                                          172          106            336        320

5.   Change in Accounting Principle

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and requires that the costs of start-up activities, including organizational costs, be expensed as incurred. The effect of SOP 98-5 is recorded as a cumulative effect of a change in accounting principle as described in Accounting Principles Board Opinion No. 20 "Accounting Changes" in the amount of $767, net of tax, for the six months ended June 30, 1999.

6.   Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculations of basic earnings per share exclude any dilutive effect of stock options and convertible debt while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 6,818,549 and 555,558 for the three months ended June 30, 2000 and 1999 and, 6,936,816 and 579,170 for the six months ended June 30, 2000 and 1999, respectively.

7.   Stockholders' Equity

On May 25, 2000, the stockholders approved a resolution to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Class A common stock from 125,000,000 shares to 175,000,000 shares which increased the total authorized capital stock from 163,510,000 shares to 213,510,000 shares. In addition, the shareholders also approved an amendment to the Company's 1996 Equity Incentive Plan to increase the number of shares of the Company's Class A common stock available for issuance to an aggregate of 5,000,000 shares from 4,000,000 shares.

On May 25, 2000, the stockholders approved the 2000 Employee Stock Purchase Plan whereby 500,000 shares of the Company's Class A common stock have been reserved for issuance under the Plan. Under this plan, eligible employees may purchase stock at 85% of the fair market value of a share on the offering commencement date or the respective purchase date whichever is lower. Purchases are limited to ten percent of an employee's total compensation. The initial offering under the Plan commenced on April 1, 2000 with a single purchase date on June 30, 2000. Subsequent offerings shall commence each year on July 1 with a termination date of December 31 and purchase dates on September 30 and December 31; and on January 1 with a termination date on June 30 and purchase dates on March 31 and June 30.

8.   Long-Term Debt

In August 1999, Lamar Media Corp. entered into a new bank credit agreement, replacing its existing bank credit facility, with The Chase Manhattan Bank serving as administrative agent. The $1,000,000 bank credit facility consists of
(1) a $350,000 revolving bank credit facility, (2) a $650,000 term facility with two tranches, a $450,000 Term A facility and a $200,000 Term B facility. In addition, the new bank credit facility provided for an uncommitted $400,000 incremental facility available at the discretion of the lenders. In June 2000, Lamar Media finalized an incremental loan agreement with its lenders in which Lamar Media received commitments for $250,000 of the previously uncommitted $400,000 incremental facility. The incremental facility consists of (1) $20,000 Series A-1 facility, (2)$130,000 Series A-2 facility and (3) a $100,000 Series B-1 facility. Proceeds of this facility were used to pay down the revolving bank debt facility. As of June 30, 2000, Lamar Media had $1,000,000 outstanding under the bank credit facility.

                                LAMAR MEDIA CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                              June 30,        December 31,
Assets                                                          2000              1999
                                                            ------------      ------------

Current assets:
  Cash and cash equivalents                                 $     11,561      $      8,401
  Receivables, net                                                93,104            80,671
  Prepaid expenses                                                30,005            21,524
  Other current assets                                            22,772            25,193
                                                            ------------      ------------
          Total current assets                                   157,442           135,789
                                                            ------------      ------------

Property, plant and equipment                                  1,568,531         1,412,605
  Less accumulated depreciation and amortization                (297,364)         (218,893)
                                                            ------------      ------------
          Net property plant and equipment                     1,271,167         1,193,712
                                                            ------------      ------------

Intangible assets                                              2,048,154         1,851,965
Other assets - non-current                                        22,982            13,563
                                                            ------------      ------------
          Total assets                                      $  3,499,745      $  3,195,029
                                                            ============      ============


Liabilities and Stockholder's Equity

Current liabilities:
  Trade accounts payable                                    $      9,967      $     11,492
  Current maturities of long-term debt                             4,599             4,318
  Accrued expenses                                                35,051            54,031
  Deferred income                                                 10,654            11,243
                                                            ------------      ------------
          Total current liabilities                               60,271            81,084

Long-term debt                                                 1,835,627         1,611,463
Deferred income taxes                                            138,478           112,776
Other liabilities                                                  8,234             6,835
                                                            ------------      ------------
          Total liabilities                                    2,042,610         1,812,158
                                                            ------------      ------------

Stockholder's equity:
  Common stock, $.01 par value, authorized 3,000
  shares; issued and outstanding 100 shares at
  June 30, 2000 and December 31, 1999                                 --                --
  Additional paid-in capital                                   1,591,637         1,469,606
  Accumulated deficit                                           (134,502)          (86,735)
                                                            ------------      ------------
          Stockholder's equity                                 1,457,135         1,382,871
                                                            ------------      ------------

          Total liabilities and stockholder's equity        $  3,499,745      $  3,195,029
                                                            ============      ============


See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                       2000              1999              2000              1999
                                                   ------------      ------------      ------------      ------------

Net revenues                                       $    172,953      $     97,809      $    324,220      $    183,575
                                                   ------------      ------------      ------------      ------------

Operating expenses:
         Direct advertising expenses                     53,626            30,481           106,138            60,245
         General and administrative expenses             34,775            20,754            68,593            40,853
         Depreciation and amortization                   75,189            32,652           147,496            64,213
                                                   ------------      ------------      ------------      ------------
                                                        163,590            83,887           322,227           165,311
                                                   ------------      ------------      ------------      ------------
           Operating income                               9,363            13,922             1,993            18,264
                                                   ------------      ------------      ------------      ------------

Other expense (income):
         Interest income                                   (369)             (269)             (696)             (955)
         Interest expense                                36,401            18,234            69,291            36,379
         Gain on disposition of assets                     (105)             (141)             (104)             (477)
                                                   ------------      ------------      ------------      ------------
                                                         35,927            17,824            68,491            34,947
                                                   ------------      ------------      ------------      ------------

Loss before income taxes and cumulative
         effect of a change in accounting
         principle                                      (26,564)           (3,902)          (66,498)          (16,683)

Income tax expense (benefit)                             (7,116)            1,076           (18,731)           (1,766)
                                                   ------------      ------------      ------------      ------------

Loss before cumulative effect of a
         change in accounting principle                 (19,448)           (4,978)          (47,767)          (14,917)
                                                   ------------      ------------      ------------      ------------

Cumulative effect of a change in
         accounting principle                                --                --                --              (767)
                                                   ------------      ------------      ------------      ------------

Net loss                                                (19,448)           (4,978)          (47,767)          (15,684)

         Preferred stock dividends                           --               183                --               274
                                                   ------------      ------------      ------------      ------------

Net loss applicable to common stock                $    (19,448)     $     (5,161)     $    (47,767)     $    (15,958)
                                                   ============      ============      ============      ============



See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 Six Months Ended
                                                                      June 30,
                                                               2000              1999
                                                           ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $    (47,767)     $    (15,684)

Adjustments to reconcile net loss
  to net cash provided by operating activities:
  Depreciation and amortization                                 147,496            64,213
  Cumulative effect of a change in accounting
    principle                                                        --               767
  Gain on disposition of assets                                    (104)             (477)
  Deferred taxes                                                (19,308)           (4,469)
  Provision for doubtful accounts                                 2,329               500
Changes in operating assets and liabilities:
   Decrease (Increase) in:
     Receivables                                                (10,992)           (6,945)
     Prepaid expenses                                            (7,635)             (150)
     Other assets                                                 3,902             1,023
   Increase (Decrease) in:
     Trade accounts payable                                      (1,524)               67
     Accrued expenses                                            (6,172)           (4,441)
     Deferred income                                               (920)           (1,373)
     Other liabilities                                               52                36
                                                           ------------      ------------
       Net cash provided by operating activities                 59,357            33,067
                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable                                     (3,351)           (1,590)
Acquisition of new markets                                     (230,652)         (139,064)
Capital expenditures                                            (43,700)          (30,274)
Proceeds from disposition of assets                               1,122             1,602
                                                           ------------      ------------
         Net cash used in investing activities                 (276,581)         (169,326)
                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs                                              (1,448)               --
Net proceeds from issuance of common stock                           --             2,194
Principal payments on long-term debt                             (2,168)          (47,009)
Net borrowings under credit agreements                          224,000            57,000
Dividends                                                            --              (274)
                                                           ------------      ------------
         Net cash provided by financing activities              220,384            11,911
                                                           ------------      ------------

Net increase (decrease) in cash and cash equivalents              3,160          (124,348)

Cash and cash equivalents at beginning of period                  8,401           128,597
                                                           ------------      ------------

Cash and cash equivalents at end of period                 $     11,561      $      4,249
                                                           ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                     $     69,047      $     36,196
                                                           ============      ============

Cash paid for state and federal income taxes               $      1,616      $      1,485
                                                           ============      ============

Common stock issuance related to acquisitions              $         --      $        475
                                                           ============      ============

Parent company stock contributed for acquisitions          $    122,031      $         --
                                                           ============      ============

See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)



1.   Significant Accounting Policies

The information included in the foregoing interim financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media's financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with Lamar Media's consolidated financial statements and the notes thereto included in Lamar Media's Annual Report on Form 10-K.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

Certain footnotes are not provided for the accompanying financial statements as the information in notes 1, 3, 4, 5, 7 and 8 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly-owned subsidiary of Lamar Advertising Company.

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

In addition, "Lamar Media" and "Media" refer to Lamar Media Corp. and its consolidated subsidiaries with respect to periods following the reorganization and to old Lamar Advertising Company with respect to periods prior to the reorganization, except where we make it clear that we are only referring to Lamar Media Corp. or a subsidiary.

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the six month and three month periods ended June 30, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Net revenues increased $140.6 million or 76.6% to $324.2 million for the six months ended June 30, 2000 as compared to the same period in 1999. This increase was attributable to the Company's acquisitions during 2000 and 1999 and internal growth within the Company's existing markets.

Operating expenses, exclusive of depreciation and amortization, increased $74.5 million or 73.7% for the six months ended June 30, 2000 as compared to the same period in 1999. This was primarily the result of the additional operating expenses related to the operations of acquired outdoor advertising assets and the continued development of the logo sign program.

Depreciation and amortization expense increased $85.0 million or 132.4% from $64.2 million for the six months ended June 30, 1999 to $149.2 million for the six months ended June 30, 2000 as a result of an increase in capitalized assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income decreased $18.9 million or 103.2% to an operating loss of $0.6 million for six months ended June 30, 2000 from operating income of $18.3 million for the same period in 1999.

Interest expense increased $32.9 million from $36.4 million for the six months ended June 30, 1999 to $69.3 million for the same period in 2000 as a result of additional borrowings under the Company's bank credit facility to fund increased acquisition activity and increasing interest rates.

There was an income tax benefit of $19.7 million for the six months ended June 30, 2000 as compared to an income tax benefit of $1.8 million for the same period in 1999. The effective tax rate for the six months ended June 30, 2000 is approximately 28.5%, which is less than statutory rates due to permanent differences resulting from non-deductible amortization of goodwill.

Due to the adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred, the Company recognized an expense of $.8 million as a cumulative effect of a change in accounting principle for the six months ended June 30, 1999. This expense is a one time adjustment to recognize start-up activities and organization costs that were capitalized in prior periods.

As a result of the above factors, the Company recognized a net loss for the six months ended June 30, 2000 of $49.4 million, as compared to a net loss of $15.7 million for the same period in 1999.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenues for the three months ended June 30, 2000 increased $75.2 million or 76.8% to $173.0 million from $97.8 million for the same period in 1999.

Operating expenses, exclusive of depreciation and amortization, for the three months ended June 30, 2000 increased $37.7 million or 73.5% over the same period in 1999.

Depreciation and amortization expense increased $43.5 million or 133.5% from $32.7 million for three months ended June 30, 1999 to $76.2 million for the three months ended June 30, 2000.

Operating income decreased $6.1 million or 43.7% to $7.8 million for the three months ended June 30, 2000 as compared to $13.9 million for the same period in 1999.

Interest expense increased $18.2 million from $18.2 million for the three months ended June 30, 1999 to $36.4 million for the same period in 2000.

The Company recognized a net loss for the three months ended June 30, 2000 of $20.4 million as compared to a net loss of $5.0 million for the same period in 1999.

The results for the three months ended June 30, 2000 were affected by the same factors as the six months ended June 30, 2000. Reference is made to the discussion of the six month results.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds and the issuance of debt and equity securities.

During the six months ended June 30, 2000, the Company financed the cash portion of its acquisition activity of approximately $230.7 million with borrowings under the Company's bank credit facility. At June 30, 2000, following these acquisitions, the Company had $249 million available under the Revolving Facility and believes that this availability coupled with internally generated funds will be sufficient for the foreseeable future to satisfy all debt service obligations and to finance additional acquisition activity and current operations.

The Company's net cash provided by operating activities increased $24.5 million from $33.1 million for the six months ended June 30, 1999 to $57.6 million for the six months ended June 30, 2000 due primarily to an increase in noncash items of $71.6 million, which includes an increase in depreciation and amortization of $85.0 million offset by a decrease in deferred taxes of $15.8 million and an increase in provision for doubtful accounts of $1.8 million. The increase in noncash items was offset by a decrease in net earnings of $33.7 million, an increase in receivables of $3.5 million, an increase in prepaid expenses of $7.5 million and an increase in accrued expenses of $1.0 million. Net cash used in investing activities increased $107.3 million from $169.3 million for the six months ended June 30, 1999 to $276.6 million for the same period in 2000. This increase was due to a $91.6 million increase in acquisition of new markets and an increase in capital expenditures of $13.4 million. Net cash provided by financing activities for the six months ended June 30, 2000 is $222.1 million due significantly to $224.0 million in net borrowings under credit agreements which was used primarily to finance acquisitions.

In June 2000, Lamar Media Corp. finalized an incremental loan agreement with its lenders in which Media received commitments for $250 million of the previously uncommitted $400 million incremental facility. The proceeds of this facility were used to pay down the revolving bank credit facility.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the six month and three month periods ended June 30, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

The following discussion is a summary of the key factors management considers necessary in reviewing Lamar Media's results of operations. The future operating results of Lamar Media may differ materially from the results described below. For a discussion of certain factors which may affect Lamar Media's future operating performance, please refer to Exhibit 99.1 hereto entitled "Factors Affecting Future Operating Results".

RESULTS OF OPERATIONS

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Net revenues increased $140.6 million or 76.6% to $324.2 million for the six months ended June 30, 2000 as compared to the same period in 1999. This increase was attributable to Lamar Media's acquisitions during 2000 and 1999 and internal growth within Lamar Media's existing markets.

Operating expenses, exclusive of depreciation and amortization, increased $73.6 million or 72.8% for the six months ended June 30, 2000 as compared to the same period in 1999. This was primarily the result of the additional operating expenses related to the operations of acquired outdoor advertising assets and the continued development of the logo sign program.

Depreciation and amortization expense increased $83.3 million or 129.7% from $64.2 million for the six months ended June 30, 1999 to $147.5 million for the six months ended June 30, 2000 as a result of an increase in capitalized assets resulting from Lamar Media's recent acquisition activity.

Due to the above factors, operating income decreased $16.3 million or 89.1% to an operating income of $2.0 million for six months ended June 30, 2000 from $18.3 million for the same period in 1999.

Interest expense increased $32.9 million from $36.4 million for the six months ended June 30, 1999 to $69.3 million for the same period in 2000 as a result of additional borrowings under Lamar Media's bank credit facility to fund increased acquisition activity and increasing interest rates.

There was an income tax benefit of $18.7 million for the six months ended June 30, 2000 as compared to an income tax benefit of $1.8 million for the same period in 1999. The effective tax rate for the six months ended June 30, 2000 is approximately 28.2% which is less than statutory rates due to permanent differences resulting from non-deductible amortization of goodwill.

Due to the adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred, Lamar Media recognized an expense of $.8 million as a cumulative effect of a change in accounting principle for the six months ended June 30, 1999. This expense is a one time adjustment to recognize start-up activities and organization costs that were capitalized in prior periods.

As a result of the above factors, Lamar Media recognized a net loss for the six months ended June 30, 2000 of $47.8 million, as compared to a net loss of $15.7 million for the same period in 1999.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenues for the three months ended June 30, 2000 increased $75.2 million or 76.8% to $173.0 million from $97.8 million for the same period in 1999.

Operating expenses, exclusive of depreciation and amortization, for the three months ended June 30, 2000 increased $37.2 million or 72.5% over the same period in 1999.

Depreciation and amortization expense increased $42.5 million or 130.3% from $32.7 million for three months ended June 30, 1999 to $75.2 million for the three months ended June 30, 2000.

Operating income decreased $4.5 million or 32.7% to $9.4 million for the three months ended June 30, 2000 as compared to $13.9 million for the same period in 1999.

Interest expense increased $18.2 million from $18.2 million for the three months ended June 30, 1999 to $36.4 million for the same period in 2000.

Lamar Media recognized a net loss for the three months ended June 30, 2000 of $19.4 million as compared to a net loss of $5.0 million for the same period in 1999.

The results for the three months ended June 30, 2000 were affected by the same factors as the six months ended June 30, 2000. Reference is made to the discussion of the six month results.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by the Company. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2000.

Loans under Lamar Media's bank credit facility bear interest at variable rates equal to the Chase Prime Rate plus the applicable margin or LIBOR plus the applicable margin. Because the Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit facility. Increases in the interest rates applicable to borrowings under the bank credit facility would result in increased interest expense and a reduction in the Company's net income and after tax cash flow.

At June 30, 2000, there was approximately $1.0 billion of aggregate indebtedness outstanding under Lamar Media's bank credit facility, or approximately 54.5% of the Company's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2000 with respect to borrowings under the bank credit facility was $35.9 million and the weighted average interest rate applicable to borrowings under these credit facilities during the six months ended June 30, 2000 was 8.3%. Assuming that the weighted average interest rate was 200-basis points higher (that is 10.3% rather than 8.3%), then the Company's 2000 interest expense would have been approximately $8.6 million higher resulting in a $5.3 million increase in the Company's six months ended June 30, 2000 net loss and a related decrease in after tax cash flow.

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

ITEM 4.

         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders on Thursday, May 25, 2000. The following represents the results of the proposals submitted to a vote of security holders:

Proposal to Elect Directors

The following persons were elected to the Company's Board of Directors for a term of office expiring at the Company's 2001 Annual Meeting of Stockholders:

                                                              Votes Cast For                     Votes Withheld
                                                              --------------                     --------------
         Kevin P. Reilly, Jr.                                  211,506,097                           145,881
         Sean E. Reilly                                        211,538,427                           113,488
         Keith A. Istre                                        211,538,427                           113,488
         Charles W. Lamar, III                                 211,538,427                           113,488
         Gerald H. Marchand                                    211,538,427                           113,488
         Wendell S. Reilly                                     211,458,427                           193,488
         T. Everett Stewart                                    211,538,427                           113,488
         Stephen P. Mumblow                                    211,538,427                           113,488
         R. Steven Hicks                                       211,538,427                           113,488
         Thomas O. Hicks                                       211,538,427                           113,488

Approval of the Amendment to the Company's 1996 Equity Incentive Plan

                  FOR                             AGAINST                               ABSTAIN
                  ---                             -------                               -------
           200,583,680                           9,212,727                               31,423

Approval of the Amendment to the Company's Restated Certificate of Incorporation

                  FOR                             AGAINST                               ABSTAIN
                  ---                             -------                               -------
           211,303,051                             321,224                               27,640

Approval of the Assumption of Lamar Advertising Company's 1996 Equity Incentive Plan

                  FOR                             AGAINST                               ABSTAIN
                  ---                             -------                               -------
           201,109,477                           8,688,830                               29,523

Approval of the 2000 Employee Stock Purchase Plan

                  FOR                             AGAINST                               ABSTAIN
                  ---                             -------                               -------
           209,281,296                             545,144                                1,390

The Company's 2001 annual meeting of stockholders has been scheduled for May 24, 2001.

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

     3.2 Certificate of Amendment of Certificate of Incorporation of Lamar New Holding Co. (whereby the name of Lamar New Holding Co. was changed to Lamar Advertising Company). Previously filed as exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended Jun 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

     3.3 Certificate of Amendment of Certificate of Incorporation of the Company. Filed herewith.

     3.4 Bylaws of the Company. Previously filed as exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

     3.5  Amended and Restated Bylaws of Lamar Media Corp. Previously filed as exhibit 3.1 to Lamar Media's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12 1999 and incorporated herein by reference.

     4.1 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated June 1, 2000 delivered by Outdoor West, Inc. of Georgia and Outdoor West, Inc. of Tennessee and, in substantially identical agreements, by the schedule additional subsidiary guarantors. Filed herewith.

     4.2 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated June 1, 2000 delivered by Outdoor West, Inc. of Georgia and Outdoor West, Inc. of Tennessee and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

     4.3 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated June 1, 2000 delivered by Outdoor West, Inc. of Georgia and Outdoor West, Inc. of Tennessee and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

     10.1 Joinder Agreement to the Lamar Media Corp. Credit Agreement date August 13, 1999 by Outdoor West, Inc. of Georgia and Outdoor West, Inc. of Tennessee and, in substantially identical agreements, by the scheduled additional subsidiary guarantors, in favor of The Chase Manhattan Bank, as Administrative Agent dated June 1, 2000. Filed herewith.

     10.2 1996 Equity Incentive Plan, as amended. Filed herewith.

     10.3 2000 Employee Stock Purchase Plan. Filed herewith.

     10.4 Series A-1 Incremental Loan Agreement among Lamar Advertising Company, Lamar Media Corp. and certain of its subsidiaries, the Series A-1 Lenders and the Chase Manhattan Bank, as Administrative Agent, dated as of May 31, 2000. Filed herewith.

     10.5 Series A-2 and Series B-1 Incremental Loan Agreement among Lamar Advertising Company, Lamar Media Corp. and certain of its subsidiaries, the Series A-2 and B-1 Lenders and the Chase Manhattan Bank, as Administrative Agent, dated as of June 22, 2000. Filed herewith.

     27.1 Financial Data Schedule for the Company. Filed herewith.

     27.2 Financial Data Schedule for Lamar Media Corp. Filed herewith.

     99.1 Factors Affecting Future Operating Results of the Company and Lamar Media. Filed herewith.

     (b)  Reports on Form 8-K

          None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LAMAR ADVERTISING COMPANY

DATED: August 11, 2000                       BY: /s/ Keith Istre
                                                 ---------------
                                                 Keith A. Istre
                                                 Chief Financial and Accounting
                                                 Officer and Director


                                             LAMAR MEDIA CORP.

DATED: August 11, 2000                       BY: /s/ Keith Istre
                                                 ---------------
                                                 Keith A. Istre
                                                 Chief Financial and Accounting
                                                 Officer and Director

                                 EXHIBIT INDEX


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

3.2       Certificate of Amendment of Certificate of Incorporation of Lamar New
          Holding Co. (whereby the name of Lamar New Holding Co. was changed to
          Lamar Advertising Company). Previously filed as exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended Jun 30,
          1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.3 Certificate of Amendment of Certificate of Incorporation of the Company. Filed herewith.

3.4 Bylaws of the Company. Previously filed as exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
          1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.5       Amended and Restated Bylaws of Lamar Media Corp. Previously filed as exhibit 3.1 to Lamar Media's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November
          12 1999 and incorporated herein by reference.

4.1       Supplemental Indenture to the Indenture dated November 15, 1996 among
          Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated June 1, 2000 delivered by Outdoor
          West, Inc. of Georgia and Outdoor West, Inc. of Tennessee and, in substantially identical agreements, by the schedule additional subsidiary guarantors. Filed herewith.

4.2       Supplemental Indenture to the Indenture dated August 15, 1997 among
          Outdoor Communications, Inc., certain of its subsidiaries and First
          Union National Bank, as Trustee, dated June 1, 2000 delivered by
          Outdoor West, Inc. of Georgia and Outdoor West, Inc. of Tennessee and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

4.3       Supplemental Indenture to the Indenture dated September 25, 1997 among
          Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated June 1, 2000 delivered by Outdoor
          West, Inc. of Georgia and Outdoor West, Inc. of Tennessee and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

10.1      Joinder Agreement to the Lamar Media Corp. Credit Agreement date
          August 13, 1999 by Outdoor West, Inc. of Georgia and Outdoor West,
          Inc. of Tennessee and, in substantially identical agreements, by the scheduled additional subsidiary guarantors, in favor of The Chase
          Manhattan Bank, as Administrative Agent dated June 1, 2000. Filed herewith.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

10.2      1996 Equity Incentive Plan, as amended. Filed herewith.

10.3      2000 Employee Stock Purchase Plan. Filed herewith.

10.4      Series A-1 Incremental Loan Agreement among Lamar Advertising Company,
          Lamar Media Corp. and certain of its subsidiaries, the Series A-1
          Lenders and the Chase Manhattan Bank, as Administrative Agent, dated as of May 31, 2000. Filed herewith.

10.5      Series A-2 and Series B-1 Incremental Loan Agreement among Lamar
          Advertising Company, Lamar Media Corp. and certain of its subsidiaries, the Series A-2 and B-1 Lenders and the Chase Manhattan
          Bank, as Administrative Agent, dated as of June 22, 2000. Filed herewith.

27.1      Financial Data Schedule for the Company. Filed herewith.

27.2      Financial Data Schedule for Lamar Media Corp. Filed herewith.

99.1      Factors Affecting Future Operating Results of the Company and Lamar
          Media. Filed herewith.