Form 10-Q
period 2000-09-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2000-11-14
CIK 1090425, 899045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2000
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares of Lamar Advertising Company's Class A common stock outstanding as of November 7, 2000: 75,386,851

The number of shares of the Lamar Advertising Company's Class B common stock outstanding as of November 7, 2000: 17,000,000

The number of shares of Lamar Media Corp. common stock outstanding as of November 7, 2000: 100

This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and
(ii) Lamar Media Corp. (which is a wholly-owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

                                    CONTENTS

                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Lamar Advertising Company

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2000 and December 31, 1999                                 1

                  Condensed Consolidated Statements of Operations for the three months ended September 30, 2000 and September 30, 1999 and
                  nine months ended September 30, 2000 and September 30, 1999              2

                  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2000 and
                  September 30, 1999                                                       3

                  Notes to Condensed Consolidated Financial Statements                   4-7

                  Lamar Media Corp.

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2000 and December 31, 1999                                 8

                  Condensed Consolidated Statements of Operations
                  for the three months ended September 30, 2000
                  and September 30, 1999 and nine months ended
                  September 30, 2000 and September 30, 1999                                9

                  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2000 and
                  September 30, 1999                                                      10

                  Notes to Condensed Consolidated Financial Statements                    11

ITEM 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                  12-15

ITEM 3.           Quantitative and Qualitative Disclosures About
                  Market Risks                                                            16

ITEM 4.           Submission of Matters to a Vote of Security Holders                     16

PART II - OTHER INFORMATION

ITEM 5.           Other information                                                       16

ITEM 6.           Exhibits and Reports on Form 8-K                                     17-18

                  Signatures                                                              18

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              September 30,     December 31,
Assets                                                                             2000             1999
                                                                              -------------     -----------
Current assets:
  Cash and cash equivalents                                                    $     6,676      $     8,401
  Receivables, net                                                                 102,930           81,226
  Prepaid expenses                                                                  31,885           21,524
  Other current assets                                                               8,119           14,342
                                                                               -----------      -----------
          Total current assets                                                     149,610          125,493
                                                                               -----------      -----------

Property, plant and equipment                                                    1,618,683        1,412,605
  Less accumulated depreciation and amortization                                  (322,539)        (218,893)
                                                                               -----------      -----------
          Net property plant and equipment                                       1,296,144        1,193,712
                                                                               -----------      -----------

Intangible assets                                                                2,150,490        1,874,177
Other assets - non-current                                                          15,009           13,563
                                                                               -----------      -----------
          Total assets                                                         $ 3,611,253      $ 3,206,945
                                                                               ===========      ===========

Liabilities and Stockholders' Equity

Current liabilities:
  Trade accounts payable                                                       $     6,500      $    11,492
  Current maturities of long-term debt                                              34,675            4,318
  Accrued expenses                                                                  51,019           57,653
  Deferred income                                                                   12,076           11,243
                                                                               -----------      -----------
          Total current liabilities                                                104,270           84,706

Long-term debt                                                                   1,840,982        1,611,463
Deferred income taxes                                                              149,355          112,412
Other liabilities                                                                    8,151            6,835
                                                                               -----------      -----------
          Total liabilities                                                      2,102,758        1,815,416
                                                                               -----------      -----------

Stockholders' equity:
  Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,719.49 shares issued and
    outstanding at 2000 and 1999                                                        --               --
  Class A common stock, par value $.001, 175,000,000 shares
    authorized, 75,386,851 shares and 70,576,251 shares issued and
    outstanding at 2000 and 1999, respectively                                          75               71
  Class B common stock, par value $.001, 37,500,000 shares authorized,
    17,000,000 shares and 17,449,997 shares issued and outstanding at 2000
    and 1999, respectively                                                              17               17
  Additional paid-in capital                                                     1,665,032        1,478,916
  Accumulated deficit                                                             (156,629)         (87,475)
                                                                               -----------      -----------
          Stockholders' equity                                                   1,508,495        1,391,529
                                                                               -----------      -----------

          Total liabilities and stockholders' equity                           $ 3,611,253      $ 3,206,945
                                                                               ===========      ===========

See accompanying notes to consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                                   2000              1999              2000              1999
                                               ------------      ------------      ------------      ------------
Net revenues                                   $    184,806      $    111,039      $    509,026      $    294,614
                                               ------------      ------------      ------------      ------------

Operating expenses:
 Direct advertising expenses                         56,038            33,236           162,176            93,481
 General and administrative expenses                 33,748            23,172           103,213            64,025
 Depreciation and amortization                       82,333            40,738           231,533           104,951
                                               ------------      ------------      ------------      ------------
                                                    172,119            97,146           496,922           262,457
                                               ------------      ------------      ------------      ------------
  Operating income                                   12,687            13,893            12,104            32,157
                                               ------------      ------------      ------------      ------------

Other expense (income):
 Interest income                                       (272)             (112)             (968)           (1,067)
 Interest expense                                    39,895            21,092           109,186            57,471
 Gain on disposition of assets                         (170)           (5,189)             (274)           (5,666)
                                               ------------      ------------      ------------      ------------
                                                     39,453            15,791           107,944            50,738
                                               ------------      ------------      ------------      ------------

Loss before income taxes, extraordinary
 item and cumulative effect of a
 change in accounting principle                     (26,766)           (1,898)          (95,840)          (18,581)

Income tax expense (benefit)                         (7,257)            1,404           (26,959)             (362)
                                               ------------      ------------      ------------      ------------

Loss before extraordinary item and
 cumulative effect of a change in
 accounting principle                               (19,509)           (3,302)          (68,881)          (18,219)
                                               ------------      ------------      ------------      ------------

Extraordinary loss on debt
 extinguishment, net of tax benefit
 of $117                                                 --              (182)               --              (182)
                                               ------------      ------------      ------------      ------------

Loss before cumulative effect of a
 change in accounting principle                     (19,509)           (3,484)          (68,881)          (18,401)
                                               ------------      ------------      ------------      ------------

Cumulative effect of a change in
 accounting principle                                    --                --                --              (767)
                                               ------------      ------------      ------------      ------------

Net loss                                            (19,509)           (3,484)          (68,881)          (19,168)

 Preferred stock dividends                               91                91               273               365
                                               ------------      ------------      ------------      ------------

Net loss applicable to common stock            $    (19,600)     $     (3,575)     $    (69,154)     $    (19,533)
                                               ============      ============      ============      ============

Loss per common share - basic and diluted:

 Loss before accounting change                 $       (.21)     $       (.05)     $       (.77)     $       (.30)
 Extraordinary Item - loss on debt
  extinguishment                                         --                --                --                --
 Cumulative effect of a change in
  accounting principle                                   --                --                --              (.01)
                                               ------------      ------------      ------------      ------------

 Net loss                                      $       (.21)     $       (.05)     $       (.77)     $       (.31)
                                               ============      ============      ============      ============

Weighted average common shares
 outstanding                                     91,953,435        65,953,441        89,982,439        62,792,352
Incremental common shares from dilutive
 stock options                                           --                --                --                --
Incremental common shares from
 convertible debt                                        --                --                --                --
                                               ------------      ------------      ------------      ------------
Weighted average common shares assuming
 dilution                                        91,953,435        65,953,441        89,982,439        62,792,352
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

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           Nine Months Ended
                                                             September 30,
                                                          2000           1999
                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                $ (68,881)     $ (19,168)

Adjustments to reconcile net loss
  to net cash provided by operating activities:
   Depreciation and amortization                          231,533        104,951
    Cumulative effect of a change in accounting
      principle                                                --            767
   Gain on disposition of assets                             (274)        (5,666)
   Deferred taxes                                         (26,757)        (9,765)
   Provision for doubtful accounts                          4,686          2,114
Changes in operating assets and liabilities:
   Decrease (Increase) in:
     Receivables                                          (20,238)        (8,866)
     Prepaid expenses                                      (8,987)           445
     Other assets                                             756          3,558
   Increase (Decrease) in:
     Trade accounts payable                                (4,992)         2,022
     Accrued expenses                                       8,266            149
     Deferred income                                          352             18
     Other liabilities                                          4         (5,248)
                                                        ---------      ---------
          Net cash provided by operating activities       115,468         65,311
                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable                               (3,351)        (1,587)
Acquisition of new markets                               (318,150)      (831,681)
Capital expenditures                                      (58,107)       (53,435)
Proceeds from disposition of assets                         1,511          3,943
                                                        ---------      ---------
          Net cash used in investing activities          (378,097)      (882,760)
                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Debt issuance costs                                        (1,470)       (12,507)
Net proceeds from issuance of common stock                  5,404          3,948
Principal payments on long-term debt                       (3,757)       (78,040)
Net proceeds from note offering                                --        279,594
Net borrowings under credit agreements                    261,000        507,000
Dividends                                                    (273)          (365)
                                                        ---------      ---------
          Net cash provided by financing activities       260,904        699,630
                                                        ---------      ---------
Net decrease in cash and cash equivalents                  (1,725)      (117,819)
Cash and cash equivalents at beginning of period            8,401        128,597
                                                        ---------      ---------
Cash and cash equivalents at end of period              $   6,676      $  10,778
                                                        =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                  $  99,767      $  56,183
                                                        =========      =========
Cash paid for state and federal income taxes            $   1,717      $   6,500
                                                        =========      =========
Common stock issuance related to acquisitions           $ 178,268      $ 952,255
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

In this quarterly report, "Lamar," the "Company," "we," "us" and "our" refer to Lamar Advertising Company and its consolidated subsidiaries with respect to periods following the reorganization and to old Lamar Advertising Company with respect to periods prior to the reorganization in July, 1999. In addition, "Lamar Media" and "Media" refer to Lamar Media Corp. and its consolidated subsidiaries with respect to periods following the reorganization and to old Lamar Advertising Company with respect to periods prior to the reorganization in July 1999, except where we make it clear that we are only referring to Lamar Media Corp. or a subsidiary.

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

Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

3. Acquisitions

On January 14, 2000, the Company purchased all of the outstanding common stock of Aztec Group, Inc. for a purchase price of approximately $34,486. The purchase price consisted of approximately $5,260 cash and the issuance of 481,481 shares of Lamar Advertising Company Class A common stock valued at approximately $29,226.

On March 31, 2000, the Company purchased the assets of an outdoor company in the Company's Northeastern Region for a cash purchase price of approximately $33,600.

Effective May 1, 2000, the Company purchased all of the outstanding common stock of Outdoor West, Inc. for a total cash purchase price of approximately $39,200.

On May 24, 2000, the Company purchased all of the outstanding common stock of Advantage Outdoor Company, Inc. for a cash purchase price of approximately $76,900 and the issuance of 2,300,000 shares of Lamar's Class A common stock valued at approximately $92,805.

On July 1, 2000, the Company purchased the stock of Tyler Media Group, Inc. for a purchase price of approximately $32,378. The purchase price consisted of approximately $5,919 cash and the issuance of 611,764 shares of Lamar Advertising Company Class A common stock valued at approximately $26,459.

On July 21, 2000, the Company purchased the assets of Root Outdoor Advertising, Inc. for a total cash purchase price of approximately $41,100.

During the nine months ended September 30, 2000, the Company completed 66 additional acquisitions of outdoor advertising assets for a total purchase price of approximately $137,864. The purchase price included the issuance of 674,491 shares of Lamar Advertising Company Class A common stock valued at approximately $29,778.

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

                                         Property
                             Current     Plant &                    Other        Current     Long-term
                             Assets      Equipment    Goodwill   Intangibles   Liabilities  Liabilities
                            --------     ---------    --------   -----------   -----------  -----------
Aztec Group, Inc.           $    500     $  8,279     $ 21,879     $ 10,526     $  1,001     $  5,698
Northeast Region                 480        2,604       16,804       14,102          385           --
Acquisition
Outdoor West                     638       10,539       20,917       17,222          998        9,115
Advantage Outdoor              3,814       64,488       77,734       58,108        6,074       28,328
Tyler Media Group, Inc.          470       16,563       14,029       11,123           --        9,806
Root Outdoor Adv., Inc.        1,689        8,281        9,027       23,092        1,029           --
Other                          2,200       36,807       58,297       56,225        2,464       13,201
                            --------     --------     --------     --------     --------     --------
                            $  9,791     $147,561     $218,687     $190,398     $ 11,951     $ 66,148
                            ========     ========     ========     ========     ========     ========

Summarized below are certain unaudited pro forma statement of operations data for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999 as if each of the above acquisitions and the acquisitions occurring in 1999, which were fully described in the Company's December 31, 1999 Annual Report on Form 10-K, had been consummated as of January 1, 1999. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                             Three Months Ended                Nine Months Ended
                                                September 30,                    September 30,
                                            2000             1999             2000             1999
                                        -----------      -----------      -----------      -----------
Net revenues                            $   185,911      $   168,484      $   532,913      $   487,250
                                        ===========      ===========      ===========      ===========
Net loss applicable to
  common stock                          $   (20,272)     $   (24,458)     $   (79,470)     $   (88,936)
                                        ===========      ===========      ===========      ===========
Net loss per common share - basic       $      (.22)     $      (.27)     $      (.86)     $      (.97)
                                        ===========      ===========      ===========      ===========
Net loss per common share - diluted     $      (.22)     $      (.27)     $      (.86)     $      (.97)
                                        ===========      ===========      ===========      ===========


4. Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company's direct or indirect wholly-owned subsidiaries that have guaranteed the Company's obligations with respect to its publicly issued notes (collectively, the "Guarantors") are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered minor. Lamar Media's ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indentures relating to Lamar Media's outstanding notes.

5. Change in Accounting Principle

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and requires that the costs of start-up activities, including organizational costs, be expensed as incurred. The effect of SOP 98-5 is recorded as a cumulative effect of a change in accounting principle as described in Accounting Principles Board Opinion No. 20 "Accounting Changes" in the amount of $767, net of tax, for the nine months ended September 30, 1999.

6. Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculations of basic earnings per share exclude any dilutive effect of stock options and convertible debt while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 6,801,011 and 4,067,805 for the three months ended September 30, 2000 and 1999, respectively, and 6,844,713 and 1,696,780 for the nine months ended September 30, 2000 and 1999, respectively.

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

8. Long-Term Debt

In August 1999, Lamar Media Corp. entered into a new bank credit agreement, replacing its existing bank credit facility, with The Chase Manhattan Bank serving as administrative agent. The $1,000,000 bank credit facility consists of
(1) a $350,000 revolving bank credit facility, (2) a $650,000 term facility with two tranches, a $450,000 Term A facility and a $200,000 Term B facility. In addition, the new bank credit facility provided for an uncommitted $400,000 incremental facility available at the discretion of the lenders. In June 2000, Lamar Media finalized an incremental loan agreement with its lenders in which Lamar Media received commitments for $250,000 of the previously uncommitted $400,000 incremental facility. The incremental facility consists of (1) $20,000 Series A-1 facility, (2) $130,000 Series A-2 facility and (3) a $100,000 Series B-1 facility. Proceeds of this facility were used to pay down the revolving bank credit facility. As of September 30, 2000, Lamar Media had $1,037,000 outstanding under the bank credit facility.

                                LAMAR MEDIA CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          September 30,     December 31,
                                                                               2000            1999
                                                                          -------------     -----------
Assets
Current assets:
  Cash and cash equivalents                                                $     6,676      $     8,401
  Receivables, net                                                             102,930           80,671
  Prepaid expenses                                                              31,885           21,524
  Other current assets                                                          12,501           25,193
                                                                           -----------      -----------
          Total current assets                                                 153,992          135,789
                                                                           -----------      -----------

Property, plant and equipment                                                1,618,683        1,412,605
  Less accumulated depreciation and amortization                              (322,539)        (218,893)
                                                                           -----------      -----------
          Net property plant and equipment                                   1,296,144        1,193,712
                                                                           -----------      -----------

Intangible assets                                                            2,128,095        1,851,965
Other assets - non-current                                                      15,009           13,563
                                                                           -----------      -----------
          Total assets                                                     $ 3,593,240      $ 3,195,029
                                                                           ===========      ===========

Liabilities and Stockholder's Equity

Current liabilities:
  Trade accounts payable                                                   $     6,500      $    11,492
  Current maturities of long-term debt                                          34,675            4,318
  Accrued expenses                                                              46,499           54,031
  Deferred income                                                               12,076           11,243
                                                                           -----------      -----------
          Total current liabilities                                             99,750           81,084

Long-term debt                                                               1,840,982        1,611,463
Deferred income taxes                                                          150,593          112,776
Other liabilities                                                                8,151            6,835
                                                                           -----------      -----------
          Total liabilities                                                  2,099,476        1,812,158
                                                                           -----------      -----------

Stockholder's equity:
  Common stock, $.01 par value, authorized 3,000 shares; issued and
    outstanding 100 shares at September 30, 2000 and December 31, 1999              --               --
  Additional paid-in capital                                                 1,647,874        1,469,606
  Accumulated deficit                                                         (154,110)         (86,735)
                                                                           -----------      -----------
          Stockholder's equity                                               1,493,764        1,382,871
                                                                           -----------      -----------

          Total liabilities and stockholder's equity                       $ 3,593,240      $ 3,195,029
                                                                           ===========      ===========

See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,
                                                    2000           1999           2000           1999
                                                 ---------      ---------      ---------      ---------
Net revenues                                     $ 184,806      $ 111,039      $ 509,026      $ 294,614
                                                 ---------      ---------      ---------      ---------


Operating expenses:
         Direct advertising expenses                56,038         33,236        162,176         93,481
         General and administrative expenses        33,910         23,113        102,503         63,966
         Depreciation and amortization              82,367         40,434        229,863        104,647
                                                 ---------      ---------      ---------      ---------
                                                   172,315         96,783        494,542        262,094
                                                 ---------      ---------      ---------      ---------
           Operating income                         12,491         14,256         14,484         32,520
                                                 ---------      ---------      ---------      ---------

Other expense (income):
         Interest income                              (272)          (112)          (968)        (1,067)
         Interest expense                           39,895         21,092        109,186         57,471
         Gain on disposition of assets                (170)        (5,189)          (274)        (5,666)
                                                 ---------      ---------      ---------      ---------
                                                    39,453         15,791        107,944         50,738
                                                 ---------      ---------      ---------      ---------

Loss before income taxes, extraordinary
         item and cumulative effect of a
         change in accounting principle            (26,962)        (1,535)       (93,460)       (18,218)

Income tax expense (benefit)                        (7,354)         1,504        (26,085)          (262)
                                                 ---------      ---------      ---------      ---------

Loss before extraordinary item and
         cumulative effect of a
         change in accounting principle            (19,608)        (3,039)       (67,375)       (17,956)

Extraordinary item - loss on debt
         extinguishment net of tax
         benefit of $117                                --           (182)            --           (182)
                                                 ---------      ---------      ---------      ---------

Loss before cumulative effect of a
         change in accounting principle            (19,608)        (3,221)       (67,375)       (18,138)
                                                 ---------      ---------      ---------      ---------

Cumulative effect of a change in
         accounting principle                           --             --             --           (767)
                                                 ---------      ---------      ---------      ---------

Net loss                                           (19,608)        (3,221)       (67,375)       (18,905)

         Preferred stock dividends                      --             --             --            274
                                                 ---------      ---------      ---------      ---------

Net loss applicable to common stock              $ (19,608)     $  (3,221)     $ (67,375)     $ (19,179)
                                                 =========      =========      =========      =========

See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                       2000           1999
                                                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                            $ (67,375)     $ (18,905)

Adjustments to reconcile net loss
  to net cash provided by operating activities:
  Depreciation and amortization                                                       229,863        104,647
  Cumulative effect of a change in accounting
    principle                                                                              --            767
  Gain on disposition of assets                                                          (274)        (5,666)
  Deferred taxes                                                                      (25,882)        (9,800)
  Provision for doubtful accounts                                                       4,686          2,114
Changes in operating assets and liabilities:
   Decrease (Increase) in:
     Receivables                                                                      (20,792)        (8,866)
     Prepaid expenses                                                                  (8,987)           445
     Other assets                                                                       7,524         (1,303)
   Increase (Decrease) in:
     Trade accounts payable                                                            (4,992)         2,022
     Accrued expenses                                                                   4,620         (2,746)
     Deferred income                                                                      352         (5,248)
     Other liabilities                                                                      4             18
                                                                                    ---------      ---------
       Net cash provided by operating activities                                      118,747         57,479
                                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable                                                           (3,351)        (1,587)
Acquisition of new markets                                                           (316,298)      (830,428)
Capital expenditures                                                                  (58,107)       (53,435)
Proceeds from disposition of assets                                                     1,511          3,943
                                                                                    ---------      ---------
         Net cash used in investing activities                                       (376,245)      (881,507)
                                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Debt issuance costs                                                                    (1,470)       (12,207)
Net proceeds from issuance of common stock                                                 --          2,230
Proceeds from issuance of notes payable                                                    --        287,500
Principal payments on long-term debt                                                   (3,757)       (78,040)
Net borrowings under credit agreements                                                261,000        507,000
Dividends                                                                                  --           (274)
                                                                                    ---------      ---------
         Net cash provided by financing activities                                    255,773        706,209
                                                                                    ---------      ---------

Net decrease in cash and cash equivalents                                              (1,725)      (117,819)

Cash and cash equivalents at beginning of period                                        8,401        128,597
                                                                                    ---------      ---------

Cash and cash equivalents at end of period                                          $   6,676      $  10,778
                                                                                    =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                              $  99,767      $  56,183
                                                                                    =========      =========

Cash paid for state and federal income taxes                                        $   1,717      $   6,500
                                                                                    =========      =========


Common stock issuance related to acquisitions                                       $      --      $
                                                                                    =========      =========

Parent company stock contributed for acquisitions                                   $ 178,268      $ 952,255
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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the nine month and three month periods ended September 30, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. The future operating results of the Company may differ materially from the results described below. For a discussion of certain factors which may affect the Company's future operating performance, please refer to the "Risk Factor" section of our registration statement on Form S-3 (File No. 333-48288) filed with the Securities and Exchange Commission on October 20, 2000.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Net revenues increased $214.4 million or 72.8% to $509.0 million for the nine months ended September 30, 2000 as compared to the same period in 1999. This increase was attributable to the Company's acquisitions during 2000 and 1999 and internal growth within the Company's existing markets.

Operating expenses, exclusive of depreciation and amortization, increased $107.9 million or 68.5% for the nine months ended September 30, 2000 as compared to the same period in 1999. This was primarily the result of the additional operating expenses related to the operations of acquired outdoor advertising assets and the continued development of the logo sign program.

Depreciation and amortization expense increased $126.5 million or 120.6% from $105.0 million for the nine months ended September 30, 1999 to $231.5 million for the nine months ended September 30, 2000 as a result of an increase in capitalized assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income decreased $20.1 million or 62.4% to an operating income of $12.1 million for nine months ended September 30, 2000 from operating income of $32.2 million for the same period in 1999.

Interest expense increased $51.7 million from $57.5 million for the nine months ended September 30, 1999 to $109.2 million for the same period in 2000 as a result of additional borrowings under the Company's bank credit facility to fund increased acquisition activity and increasing interest rates.

There was an income tax benefit of $27.0 million for the nine months ended September 30, 2000 as compared to an income tax benefit of $0.4 million for the same period in

1999. The effective tax rate for the nine months ended September 30, 2000 is approximately 28.1%, which is less than statutory rates due to permanent differences resulting from non-deductible amortization of goodwill.

Due to the adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred, the Company recognized an expense of $.8 million as a cumulative effect of a change in accounting principle for the nine months ended September 30, 1999. This expense is a one time adjustment to recognize start-up activities and organization costs that were capitalized in prior periods.

As a result of the above factors, the Company recognized a net loss for the nine months ended September 30, 2000 of $68.9 million, as compared to a net loss of $19.2 million for the same period in 1999.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenues for the three months ended September 30, 2000 increased $73.8 million or 66.4% to $184.8 million from $111.0 million for the same period in 1999.

Operating expenses, exclusive of depreciation and amortization, for the three months ended September 30, 2000 increased $33.4 million or 59.2% over the same period in 1999.

Depreciation and amortization expense increased $41.6 million or 102.1% from $40.7 million for three months ended September 30, 1999 to $82.3 million for the three months ended September 30, 2000.

Operating income decreased $1.2 million or 8.6% to $12.7 million for the three months ended September 30, 2000 as compared to $13.9 million for the same period in 1999.

Interest expense increased $18.8 million from $21.1 million for the three months ended September 30, 1999 to $39.9 million for the same period in 2000.

The Company recognized a net loss for the three months ended September 30, 2000 of $19.5 million as compared to a net loss of $3.5 million for the same period in 1999.

The results for the three months ended September 30, 2000 were affected by the same factors as the nine months ended September 30, 2000. Reference is made to the discussion of the nine month results.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds and the issuance of debt and equity securities.

During the nine months ended September 30, 2000, the Company financed the cash portion of its acquisition activity of approximately $300.0 million with borrowings under the Company's bank credit facility. At September 30, 2000, following these acquisitions, the Company had $212 million available under the Revolving Facility and believes that this availability coupled with internally generated funds will be sufficient for the foreseeable future to satisfy all debt service obligations and to finance additional acquisition activity and current operations.

The Company's net cash provided by operating activities increased $50.2 million from $65.3 million for the nine months ended September 30, 1999 to $115.5 million for the nine months ended September 30, 2000 due primarily to an increase in noncash items of $116.8 million, which includes an increase in depreciation and amortization of $126.6 million offset by a decrease in deferred taxes of $17.0 million a decrease in gain on disposition of assets of $5.4 million and an increase in provision for doubtful accounts of $2.6 million. The increase in noncash items was offset by a decrease in net earnings of $49.7 million, an increase in receivables of $11.3 million, an increase in prepaid expenses of $9.4 million a decrease in other assets of $2.8 million and a decrease in trade accounts payable of $7.0 million offset by an increase in accrued expenses of $8.2 million and an increase in other liabilities of $5.3 million. Net cash used in investing activities decreased $504.7 million from $882.8 million for the nine months ended September 30, 1999 to $378.1 million for the same period in 2000. This decrease was due to a $515.5 million decrease in acquisitions of new markets related to the September, 1999 acquisition of the outstanding common stock of AMFM and offset by an increase in capital expenditures of $4.7 million and an increase in notes receivable of $3.8 million and an increase in proceeds from disposition of assets of $2.4 million. Net cash provided by financing activities for the nine months ended September 30, 2000 is $260.9 million due significantly to $261.0 million in net borrowings under credit agreements which was used primarily to finance acquisitions.

In June 2000, Lamar Media Corp. finalized an incremental loan agreement with its lenders in which Media received commitments for $250 million of the previously uncommitted $400 million incremental facility. The proceeds of this facility were used to pay down the revolving bank credit facility.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the nine month and three month periods ended September 30, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

The following discussion is a summary of the key factors management considers necessary in reviewing Lamar Media's results of operations. The future operating results of Lamar Media may differ materially from the results described below. For a discussion of certain factors which may affect Lamar Media's future operating performance, please refer to the "Risk Factor" section of Lamar Advertising Company's registration statement on Form S-3 (File No. 333-48288) filed with the Securities and Exchange Commission on October 20, 2000.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Net revenues increased $214.4 million or 72.7% to $509.0 million for the nine months ended September 30, 2000 as compared to the same period in 1999. This increase was attributable to Lamar Media's acquisitions during 2000 and 1999 and internal growth within Lamar Media's existing markets.

Operating expenses, exclusive of depreciation and amortization, increased $107.2 million or 68.1% for the nine months ended September 30, 2000 as compared to the same period in 1999. This was primarily the result of the additional operating expenses related to the operations of acquired outdoor advertising assets and the continued development of the logo sign program.

Depreciation and amortization expense increased $125.2 million or 119.6% from $104.7 million for the nine months ended September 30, 1999 to $229.9 million for the nine months ended September 30, 2000 as a result of an increase in capitalized assets resulting from Lamar Media's recent acquisition activity.

Due to the above factors, operating income decreased $18.0 million or 55.4% to an operating income of $14.5 million for nine months ended September 30, 2000 from $32.5 million for the same period in 1999.

Interest expense increased $51.7 million from $57.5 million for the nine months ended September 30, 1999 to $109.2 million for the same period in 2000 as a result of additional borrowings under Lamar Media's bank credit facility to fund increased acquisition activity and increasing interest rates.

There was an income tax benefit of $26.1 million for the nine months ended September 30, 2000 as compared to an income tax benefit of $0.3 million for the same period in 1999. The effective tax rate for the nine months ended September 30, 2000 is approximately 27.9% which is less than statutory rates due to permanent differences resulting from non-deductible amortization of goodwill.

Due to the adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred, Lamar Media recognized an expense of $.8 million as a cumulative effect of a change in accounting principle for the nine months ended September 30, 1999. This expense is a one time adjustment to recognize start-up activities and organization costs that were capitalized in prior periods.

As a result of the above factors, Lamar Media recognized a net loss for the nine months ended September 30, 2000 of $67.4 million, as compared to a net loss of $18.9 million for the same period in 1999.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenues for the three months ended September 30, 2000 increased $73.8 million or 66.4% to $184.8 million from $111.0 million for the same period in 1999.

Operating expenses, exclusive of depreciation and amortization, for the three months ended September 30, 2000 increased $33.6 million or 59.7% over the same period in 1999.

Depreciation and amortization expense increased $42.0 million or 103.9% from $40.4 million for three months ended September 30, 1999 to $82.4 million for the three months ended September 30, 2000.

Operating income decreased $1.8 million or 12.6% to $12.5 million for the three months ended September 30, 2000 as compared to $14.3 million for the same period in 1999.

Interest expense increased $18.8 million from $21.1 million for the three months ended September 30, 1999 to $39.9 million for the same period in 2000.

Lamar Media recognized a net loss for the three months ended September 30, 2000 of $19.6 million as compared to a net loss of $3.2 million for the same period in 1999.

The results for the three months ended September 30, 2000 were affected by the same factors as the nine months ended September 30, 2000. Reference is made to the discussion of the nine month results.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by the Company. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2000.

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

At September 30, 2000, there was approximately $1.04 billion of aggregate indebtedness outstanding under Lamar Media's bank credit facility, or approximately 55% of the Company's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2000 with respect to borrowings under the bank credit facility was $59.3 million and the weighted average interest rate applicable to borrowings under these credit facilities during the nine months ended September 30, 2000 was 8.5%. Assuming that the weighted average interest rate was 200-basis points higher (that is 10.5% rather than 8.5%), then the Company's 2000 interest expense would have been approximately $13.9 million higher resulting in a $8.5 million increase in the Company's nine months ended September 30, 2000 net loss and a related decrease in after tax cash flow.

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

ITEM 4.

         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The annual meeting of stockholders of the Company will be held on Thursday, May 24, 2001.

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

3.3 Certificate of Amendment of Certificate of Incorporation of Lamar Advertising. Previously filed as Exhibit 3.3 to Lamar Advertising's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) and Incorporated herein by reference.

3.4 Certificate of Correction of Certificate of Amendment of Certificate of Incorporation of Lamar Advertising. Filed herewith.

3.5 Bylaws of Lamar Advertising. Previously filed as exhibit 3.3 to Lamar Advertising's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.6      Amended and Restated Bylaws of Lamar Media Corp. Previously filed as exhibit 3.1 to Lamar Media's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated August 8, 2000 delivered by Lamar Ohio Outdoor Holding Corp. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

4.2 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated August 8, 2000 delivered by Lamar Ohio Outdoor Holding Corp. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

4.3 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated August 8, 2000 delivered by Lamar Ohio Outdoor Holding Corp. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

10.1 Joinder Agreement dated September 13, 2000 to the Lamar Media Corp. Credit Agreement dated August 13, 1999 by Lamar Ohio Outdoor Holding Corp. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors, in favor of The Chase Manhattan Bank, as Administrative Agent. Filed herewith.

27.1     Financial Data Schedule for the Company. Filed herewith.

27.2     Financial Data Schedule for Lamar Media Corp. Filed herewith.

         (b)      Reports on Form 8-K

         Lamar Advertising filed a Current Report on Form 8-K, dated August 31, 2000 to report that the Department of Justice had proposed a consent decree requiring a divestiture of 26,227,273 shares of Lamar Advertising's Class A common stock held by AMFM, Inc. by January 1, 2003.

         Lamar Advertising filed a Current Report on Form 8-K, dated September 6, 2000 to file updated pro-forma financial information giving effect to its September 1999 acquisition of Chancellor Media Outdoor Corporation and Chancellor Media Whiteco Outdoor Corporation.

         Lamar Advertising filed a Current Report on Form 8-K, dated October 17, 2000 to file certain financial statements of Advantage Outdoor Company, LP, the wholly-owned subsidiary of Billboard Acquisition Company, LLC which Lamar Advertising acquired in May 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                            LAMAR ADVERTISING COMPANY

DATED: November 14, 2000                    BY:  /s/Keith Istre
                                                 -------------------------------
                                                 Keith A. Istre
                                                 Chief Financial and Accounting
                                                 Officer and Director

                                            LAMAR MEDIA CORP.

DATED: November 14, 2000                    BY:  /s/Keith Istre
                                                 -------------------------------
                                                 Keith A. Istre
                                                 Chief Financial and Accounting
                                                 Officer and Director

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
3.4      Certificate of Correction of Certificate of Amendment of Certificate of
         Incorporation of Lamar Advertising. Filed herewith.

4.1      Supplemental Indenture to the Indenture dated November 15, 1996 among
         Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated August 8, 2000 delivered by Lamar
         Ohio Outdoor Holding Corp. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

4.2      Supplemental Indenture to the Indenture dated August 15, 1997 among
         Outdoor Communications, Inc., certain of its subsidiaries and First
         Union National Bank, as Trustee, dated August 8, 2000 delivered by
         Lamar Ohio Outdoor Holding Corp. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

4.3      Supplemental Indenture to the Indenture dated September 25, 1997 among
         Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated August 8, 2000 delivered by Lamar
         Ohio Outdoor Holding Corp. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

10.1     Joinder Agreement dated September 13, 2000 to the Lamar Media Corp.
         Credit Agreement dated August 13, 1999 by Lamar Ohio Outdoor Holding
         Corp. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors, in favor of The Chase Manhattan Bank, as Administrative Agent. Filed herewith.

27.1     Financial Data Schedule for the Company. Filed herewith.

27.2     Financial Data Schedule for Lamar Media Corp. Filed herewith.