Form 10-K
period 2000-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2001-03-23
CIK 1090425, 899045

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________ to _______________

                         Commission File Number 0-30242
                            Lamar Advertising Company
                         Commission File Number 1-12407
                                Lamar Media Corp.
           (Exact name of registrants as specified in their charters)

      Delaware                                               72-1449411
      Delaware                                               72-1205791
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                         Identification No.)

      5551 Corporate Blvd., Baton Rouge, LA                  70808
      (Address of principal executive offices)               (Zip Code)

       Registrants' telephone number, including area code: (225) 926-1000

                     SECURITIES OF LAMAR ADVERTISING COMPANY
                REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         Name of each Exchange
Title of Each Class:                                      On Which Registered:
-------------------                                      ----------------------
       None                                                         N/A

                     SECURITIES OF LAMAR ADVERTISING COMPANY
                REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Class A common stock, $.001 par value

                         SECURITIES OF LAMAR MEDIA CORP.
                REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           Name of each Exchange
Title of Each Class:                                        On Which Registered:
-------------------                                        ---------------------
9 5/8% Senior Subordinated Notes due 2006                New York Stock Exchange

                         SECURITIES OF LAMAR MEDIA CORP.
                REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company as of March 1, 2001: $3,171,384,180

The number of shares of Lamar Advertising Company's Class A common stock outstanding as of March 1, 2001: 80,869,993

The number of shares of the Lamar Advertising Company's Class B common stock outstanding as of March 1, 2001: 17,000,000

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lamar Advertising Company's proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2001 are incorporated by reference into
Part III of this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This combined Annual Report on Form 10-K of Lamar Advertising Company and Lamar Media Corp. contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about the Company's, and Lamar Media's:

         o        expected operating results;

         o        market opportunities;

         o        acquisition opportunities;

         o        ability to compete; and

         o        stock price.

Generally, the words "anticipates," "believes," "expects," "intends," "estimates," "projects," "plans" and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company's and Lamar Media's actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others: (1) risks and uncertainties relating to the Company's significant indebtedness; (2) the need for additional funds; (3) the integration of companies that the Company acquires and the Company's ability to recognize cost savings or operating efficiencies as a result of such acquisitions; (4) the continued popularity of outdoor advertising as an advertising medium; (5) the regulation of the outdoor advertising industry and (6) the risks and uncertainties described below under the caption "Factors Affecting Future Operating Results" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date of this Annual Report. Lamar Advertising Company and Lamar Media expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Annual Report to reflect any change in their expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

                                     PART I

ITEM 1. BUSINESS

GENERAL


Lamar is one of the largest and most experienced owners and operators of outdoor advertising structures in the United States. The Company conducts a business that has operated under the Lamar name since 1902. As of December 31, 2000, the Company operated approximately 131,000 outdoor advertising displays in 43 states. The Company also operates the largest logo sign business in the United States. Logo signs are signs located near highway exits which deliver brand name information on available gas, food, lodging and camping services. As of December 31, 2000, the Company maintained over 90,500 logo sign displays in 20 states and the province of Ontario, Canada. The Company also operates transit advertising displays on bus shelters, bus benches and buses in several markets.

BUSINESS STRATEGY

OUTDOOR ADVERTISING

The Company's overall business strategy is to be the leading provider of outdoor advertising in the markets it serves. This strategy includes the following elements:

OPERATING STRATEGY:

HIGH QUALITY LOCAL SALES AND SERVICE. Local advertising constituted approximately 73% of the Company's net revenues in 2000, which management believes is higher than the industry average. The Company attempts to identify and closely monitor the needs of its customers and seeks to provide them with quality advertising products at a lower cost than competitive media.

At December 31, 2000, the Company's 707-person sales force was supported by 137 full-service offices. Each salesperson is compensated under a performance-based compensation system and supervised by a sales manager executing a coordinated marketing plan. Art departments assist local customers in the development and production of creative, effective advertisements.

CENTRALIZED CONTROL/DECENTRALIZED MANAGEMENT. Management believes that in 137 of the 150 markets in which the Company operated at December 31, 2000, the Company is the only outdoor advertising company offering a full complement of outdoor advertising services coupled with local production facilities, management and account executives. Local offices operate in defined geographic areas and function essentially as independent business units, consistent with senior management's philosophy that a decentralized organization is more responsive to particular local market demands.

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

ACQUISITIONS. Aggressive internal growth is enhanced by focused strategic acquisitions, resulting in increased operating efficiencies, greater geographic diversification and increased market penetration. The Company has completed over 320 acquisitions of outdoor advertising businesses since 1983. In addition to acquiring positions in new markets, the Company purchases smaller outdoor advertising properties within existing or contiguous markets. Acquisitions offer opportunities for inter-market cross-selling and the opportunity to centralize and combine accounting and administrative functions, thereby achieving economies of scale. In addition, the Company leverages its reputation for high quality local sales and service by taking advantage of opportunities to acquire high-profile bulletin displays that may become available in larger markets. Although the acquisition market is becoming more competitive, the Company believes that there will be future opportunities for implementing the Company's acquisition strategy given the industry's fragmentation and current consolidation trends.

During 2000, the Company increased the number of outdoor advertising displays it operates by approximately 12% by acquiring outdoor advertising assets, including the completion of over 100 strategic acquisitions of outdoor advertising businesses as well as isolated purchases of outdoor advertising displays. Certain of the Company's principal acquisitions since January 1, 2000 are described below:

AZTEC GROUP, INC.

On January 14, 2000, the Company purchased all of the outstanding common stock of Aztec Group, Inc. for a purchase price of approximately $34.5 million. The purchase price consisted of approximately $5.3 million cash and the issuance of 481,481 shares of Lamar Advertising Company Class A common stock valued at approximately $29.2 million.

OUTDOOR WEST, INC.

Effective May 1, 2000, the Company purchased all of the outstanding common stock of Outdoor West, Inc. for a total cash purchase price of approximately $39.3 million.

ADVANTAGE OUTDOOR COMPANY, INC.

On May 24, 2000, the Company purchased all of the outstanding common stock of Advantage Outdoor Company, Inc. for a cash purchase price of approximately $76.8 million and the issuance of 2,300,000 shares of Lamar Advertising Company's Class A common stock valued at approximately $92.8 million.

TYLER MEDIA GROUP, INC.

On July 1, 2000, the Company purchased the stock of Tyler Media Group, Inc. for a purchase price of approximately $31.0 million. The purchase price consisted of approximately $4.5 million cash and the issuance of 611,764 shares of Lamar Advertising Company Class A common stock valued at approximately $26.5 million.

ROOT OUTDOOR ADVERTISING, INC.

On July 21, 2000, the Company purchased the assets of Root Outdoor Advertising, Inc. for a total cash purchase price of approximately $41.1 million.

LOGO SIGNS

The Company entered the business of logo sign advertising in 1988. The Company is now the largest provider of logo sign services in the United States, operating 21 of the 26 privatized state logo sign contracts. The Company also operates the tourism signage contracts in seven states and the province of Ontario, Canada.

The Company plans to pursue additional logo sign contracts, through both new contract awards and, possibly, the acquisition of other logo sign operators. Logo sign opportunities arise periodically, both from states initiating new logo sign programs and states converting from government owned and operated programs to privately owned and operated programs. Furthermore, the Company plans to pursue additional tourism signage programs in Canada and is seeking to expand into other state-authorized signage programs, such as those involving directional signs providing tourist information.

TRANSIT AND OTHER

The Company entered into the transit advertising business through the operation of displays on bus shelters, benches and buses in 31 of its outdoor advertising markets, two markets in South Carolina, two markets in Utah, one market in California, one market in Florida and one in Colorado. The Company plans to continue pursuing transit advertising opportunities that arise in its primary markets and to expand into other markets.

MARKETS

As of December 31, 2000, the Company's 150 primary outdoor advertising markets were:

Birmingham, Alabama                Shreveport, Louisiana              Jackson, Tennessee
Gadsden, Alabama                   Slidell, Louisiana                 Johnson City, Tennessee
Huntsville, Alabama                Detroit, Michigan                  Knoxville, Tennessee
Mobile, Alabama                    Escanaba, Michigan                 Murfreesboro, Tennessee
Montgomery, Alabama                Muskegon, Michigan                 Nashville, Tennessee
Shoals, Alabama                    Port Huron, Michigan               Abilene, Texas
Tuscaloosa, Alabama                Saginaw, Michigan                  Amarillo, Texas
Phoenix, Arizona                   Traverse City, Michigan            Austin, Texas
Yuma, Arizona                      Duluth, Minnesota                  Beaumont, Texas
Little Rock, Arkansas              St. Cloud, Minnesota               Brownsville, Texas
Bakersfield, California            Columbus, Mississippi              College Station, Texas
Lancaster, California              Corinth, Mississippi               Corpus Christi, Texas
Sacramento, California             Greenville, Mississippi            Dallas, Texas
San Bernardino, California         Gulfport, Mississippi              Houston, Texas
Colorado Springs, Colorado         Hattiesburg, Mississippi           Laredo, Texas
Denver, Colorado                   Jackson, Mississippi               Lubbock, Texas
Bridgeport, Connecticut            Meridian, Mississippi              Midland, Texas
Hartford, Connecticut              Bonne Terre, Missouri              San Angelo, Texas
Daytona Beach, Florida             Hannibal, Missouri                 Sherman, Texas
Fort Myers, Florida                Joplin, Missouri                   Temple, Texas
Fort Walton, Florida               Kansas City, Missouri              Texarkana, Texas
Lakeland, Florida                  Osage Beach, Missouri              Tyler, Texas
Ocala, Florida                     Springfield, Missouri              Wichita Falls, Texas
Panama City, Florida               Billings, Montana                  Victoria, Texas
Pensacola, Florida                 Lincoln, Nebraska                  Richmond, Virginia
Tallahassee, Florida               Omaha, Nebraska                    Roanoke, Virginia
Albany, Georgia                    Las Vegas, Nevada                  Spokane, Washington
Anderson, Georgia                  Laughlin/Bullhead, Nevada          Tacoma, Washington
Athens, Georgia                    Albany, New York                   Bluefield, West Virginia
Atlanta, Georgia                   Buffalo, New York                  Bridgeport, West Virginia
Augusta, Georgia                   Rochester, New York                Huntington, West Virginia
Brunswick, Georgia                 Syracuse, New York                 Wheeling, West Virginia
Macon, Georgia                     Asheville, North Carolina          Eau Claire, Wisconsin
Rome, Georgia                      Elizabethtown, N. Carolina         Janesville, Wisconsin
Savannah, Georgia                  Rocky Mount, North Carolina        Milwaukee, Wisconsin
Valdosta, Georgia                  Cincinnati, Ohio                   Casper, Wyoming
Boise, Idaho                       Columbus, Ohio
Decatur, Illinois                  Dayton, Ohio
Evansville, Indiana                Elyria, Ohio
Gary, Indiana                      Toledo, Ohio
Terre Haute, Indiana               Youngstown, Ohio
Cedar Rapids, Iowa                 Oklahoma City, Oklahoma
Davenport/Quad Cities, Iowa        Allentown, Pennsylvania
Dubuque, Iowa                      Altoona, Pennsylvania
Waterloo, Iowa                     Erie, Pennsylvania
Topeka, Kansas                     Harrisburg, Pennsylvania
Lexington, Kentucky                Pittsburgh, Pennsylvania
Louisville, Kentucky               Reading, Pennsylvania
Paducah, Kentucky                  Scranton, Pennsylvania
Alexandria, Louisiana              Williamsport, Pennsylvania
Baton Rouge, Louisiana             York, Pennsylvania
Hammond, Louisiana                 Providence, Rhode Island
Houma, Louisiana                   Anderson, South Carolina
Lafayette, Louisiana               Columbia, South Carolina
Lake Charles, Louisiana            Rapid City, South Dakota
Monroe, Louisiana                  Clarksville, Tennessee
New Orleans, Louisiana             Cookeville, Tennessee

As of December 31, 2000, the Company operated logo sign contracts in the following states:

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

For the year ended December 31, 2000, approximately 70% of the Company's outdoor advertising net revenues were derived from bulletin sales and 30% from poster sales. The Company regularly donates unoccupied display space for use by charitable and civic organizations.

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

PRODUCTION:

The Company's local production staffs in 137 of its markets perform the full range of activities required to create and install outdoor advertising. Production work includes creating the advertising copy design and layout, painting the design or coordinating its printing and installing the designs on displays. The Company provides its production services to local advertisers and to advertisers that are not represented by advertising agencies, since national advertisers represented by advertising agencies often use preprinted designs that require only installation. The Company's creative and production personnel typically develop new designs or adopt copy from other media for use on billboards. The Company's artists also often assist in the development of marketing presentations, demonstrations and strategies to attract new advertisers.

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

CATEGORIES OF BUSINESS:

The following table sets forth the top ten categories of business from which the Company derived its outdoor advertising revenues for 2000 and the respective percentages of such revenue. These business categories accounted for approximately 74% of the Company's total outdoor advertising net revenues in the year ended December 31, 2000. No one advertiser accounted for more than 3.0% of the Company's total outdoor advertising net revenues in that period.

                                                PERCENTAGE NET ADVERTISING
           CATEGORIES                                    REVENUES
Restaurants                                                 12%

Retailers                                                   10%

Automotive                                                  10%

Hotels and Motels                                            9%

Miscellaneous                                                8%

Service                                                      7%

Hospitals and medical care                                   5%

Gambling                                                     5%

Amusement - entertainment and sport                          4%

Media                                                        4%

                                                          ----

Total                                                       74%
                                                          ====

LOGO SIGNS

The Company is the largest provider of logo sign services in the United States and operates over 3,700 logo sign structures containing over 90,500 logo advertising displays. The Company has been awarded contracts to erect and operate logo signs in the states of Colorado, Delaware, Florida, Georgia, Michigan, Minnesota, Mississippi, Nebraska, New Jersey, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah and Virginia, and the province of Ontario, Canada, and through a 66.7% owned partnership in the state of Missouri. In addition, the Company has acquired the logo sign contracts in Kansas, Kentucky, and Nevada. The Company also operates the tourism signing contracts for the states of Colorado, Kentucky, Michigan, Nebraska, New Jersey and Ohio as well as for the province of Ontario, Canada.

State logo sign contracts represent the contract right to erect and operate logo signs within a state. The term of the contracts vary, but generally range from ten to twenty years, including renewal terms. The logo sign contracts generally provide for termination by the state prior to the end of the term of the contract, in most cases with compensation to be paid to the Company. Typically, at the end of the term of the contract, ownership of the structures is transferred to the state without compensation to the Company. Of the Company's logo sign contracts, one is due to terminate in September 2001 and one is subject to renewal over the next year in January, 2002. The Company also designs and produces logo sign plates for customers throughout the country, including for use in states which have not yet privatized their logo sign programs.

EMPLOYEES

The Company employed approximately 2,700 persons at December 31, 2000. Of these, approximately 100 were engaged in overall management and general administration at the Company's management headquarters and the remainder were employed in the Company's operating offices. Of these, approximately 700 were direct sales and marketing personnel.

The Company has 13 local offices covered by collective bargaining agreements, consisting of painters, billposters and construction personnel. The Company believes that its relations with its employees, including its 139 unionized employees, are good, and the Company has never experienced a strike or other labor dispute.

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

The outdoor advertising industry is fragmented, consisting of several large outdoor advertising and media companies with operations in multiple markets as well as smaller and local companies operating a limited number of structures in single or a few local markets. Although some consolidation has occurred over the past few years, according to the Outdoor Advertising Association of America ("OAAA") as of December 31, 2000 there were approximately 1,082 companies in the outdoor advertising industry operating approximately 600,000 outdoor displays. In several of its markets, the Company encounters direct competition from other major outdoor media companies, including Infinity Broadcasting Corp. (formerly Outdoor Systems, Inc.) and Clear Channel Communications, Inc. (formerly Eller Media) both of which may have greater total resources than the Company. The Company believes that its strong emphasis on sales and customer service and its position as a major provider of advertising services in each of its primary markets enables it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets.

LOGO SIGNS

The Company faces competition in obtaining new logo sign contracts and in bidding for renewals of expiring contracts. The Company faces competition from three other national providers of logo signs in seeking state-awarded logo service contracts. In addition, local companies within each of the states that solicit bids will compete against the Company in the open-bid process. Competition from these sources is also encountered at the end of each contract period.

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

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                    AGE          TITLE
----                                    ---          -----
Kevin P. Reilly, Jr.                    46           Chairman, President and Chief Executive Officer

Keith A. Istre                          48           Chief Financial Officer and Treasurer

Sean E. Reilly                          39           Director of Mergers and  Acquisitions and
                                                     President of the Real Estate Division

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

ITEM 2. PROPERTIES

The Company's 53,500 square foot management headquarters is located in Baton Rouge, Louisiana. The Company occupies approximately 86% of the space in this facility and leases the remaining space. The Company owns 84 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 128 operating facilities at an aggregate lease expense for 2000 of approximately $3.7 million.

The Company owns approximately 2,500 parcels of property beneath outdoor structures. As of December 31, 2000, the Company had approximately 70,000 active outdoor site leases accounting for a total annual lease expense of approximately $101.9 million. This amount represented 15% of total outdoor advertising net revenues for that period, which is consistent with the Company's historical lease expense experience. The Company's leases are for varying terms ranging from month-to-month to in some cases a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to manage its lease portfolio and negotiate suitable lease renewals and extensions.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Since August 2, 1996, the Company's Class A common stock has traded on the over-the-counter market and prices have been quoted on the Nasdaq National Market under the symbol "LAMR." Prior to August 2, 1996, the day on which the Class A common stock was first publicly traded, there was no public market for the Class A common stock. On December 31, 1997, the Company declared a 3-for-2 stock split of shares of Class A common stock, which was paid in the form of a 50% stock dividend on February 27, 1998. All share and per share amounts included herein have been restated to reflect this split. As of March 9, 2001, the Class A common stock was held by 215 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in "street name."

The following table sets forth, for the periods indicated, the high and low bid prices for the Class A common stock as reported on the Nasdaq National Market.

                                                                                           HIGH             LOW
                                                                                           ----             ---
         Fiscal year ended December 31, 1999:
                  First Quarter                                                           $41.63          $32.25
                  Second Quarter                                                           43.00           27.75
                  Third Quarter                                                            50.69           35.25
                  Fourth Quarter                                                           64.50           44.63

         Fiscal year ended December 31, 2000:
                  First Quarter                                                           $70.25          $40.13
                  Second Quarter                                                           50.38           36.50
                  Third Quarter                                                            50.75           37.63
                  Fourth Quarter                                                           49.00           36.00

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

ITEM 6. SELECTED FINANCIAL DATA

LAMAR ADVERTISING COMPANY

The selected consolidated statement of operations and balance sheet data presented below are derived from the audited consolidated financial statements of the Company. Effective January 1, 1997, the Company changed its fiscal year from a twelve-month period ending October 31 to a twelve-month period ending December 31. The year end change was made to conform to the predominant fiscal year end for companies within the outdoor advertising industry. The results of operations for the two-month transition period ended December 31, 1996 are presented in the audited consolidated financial statements as filed previously on Form 10-K filed on March 30, 1998. The data presented below should be read in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

STATEMENT OF OPERATIONS DATA:

                                                                             FOR THE YEARS ENDED
                (DOLLARS IN THOUSANDS)
                                                                        DECEMBER 31,                             OCTOBER 31,
                                                ------------------------------------------------------------    ------------
                                                    2000            1999            1998            1997            1996
                                                ------------    ------------    ------------    ------------    ------------
Net revenues                                    $    687,319    $    444,135    $    288,588    $    201,062    $    120,602

Operating expenses:

 Direct advertising expenses                         217,465         143,090          92,849          63,390          41,184
 General & administrative expenses                   138,072          94,372          60,935          45,368          29,466
 Depreciation & amortization                         318,096         177,138          88,791          48,317          16,712
                                                ------------    ------------    ------------    ------------    ------------
    Total operating expenses                         673,633         414,600         242,575         157,075          87,362
                                                ------------    ------------    ------------    ------------    ------------

Operating income                                      13,686          29,535          46,013          43,987          33,240
                                                ------------    ------------    ------------    ------------    ------------

Other expense (income):
 Interest income                                      (1,715)         (1,421)           (762)         (1,723)           (240)
 Interest expense                                    147,607          89,619          60,008          38,230          15,441
 Loss (gain) on disposition of assets                   (986)         (5,481)         (1,152)            (15)             91
                                                ------------    ------------    ------------    ------------    ------------
   Total other expense                               144,906          82,717          58,094          36,492          15,292
                                                ------------    ------------    ------------    ------------    ------------
Earnings (loss) before income taxes,
 extraordinary item and cumulative effect
 of an accounting change                            (131,220)        (53,182)        (12,081)          7,495          17,948
Income tax expense (benefit)                         (37,115)         (9,596)           (191)          4,654           7,099
                                                ------------    ------------    ------------    ------------    ------------

Earnings (loss) before extraordinary item
 and cumulative effect of an accounting change       (94,105)        (43,586)        (11,890)          2,841          10,849
Extraordinary loss on debt extinguishment                 --            (182)             --              --              --
                                                ------------    ------------    ------------    ------------    ------------
Earnings (loss) before cumulative effect
 of an accounting change                             (94,105)        (43,768)        (11,890)          2,841          10,849
Cumulative effect of an accounting change                 --            (767)             --              --              --
                                                ------------    ------------    ------------    ------------    ------------
Net earnings (loss)                                  (94,105)        (44,535)        (11,890)          2,841          10,849
Preferred stock dividends                               (365)           (365)           (365)           (365)           (365)
                                                ------------    ------------    ------------    ------------    ------------

Net earnings (loss)applicable to common stock   $    (94,470)   $    (44,900)   $    (12,255)   $      2,476    $     10,484
                                                ============    ============    ============    ============    ============
Earnings (loss) per common share - basic
  and diluted:
Earnings (loss) before extraordinary item
  and accounting change(1)                      $      (1.04)   $       (.64)   $      (0.24)   $       0.05    $       0.25
Extraordinary loss on debt extinguishment(1)              --              --              --              --              --
Cumulative effect of a change in accounting
  principle(1)                                  $         --    $       (.01)   $         --    $         --    $         --
                                                ------------    ------------    ------------    ------------    ------------
Net earnings (loss)(1)                          $      (1.04)   $       (.65)   $      (0.24)   $       0.05    $       0.25
                                                ============    ============    ============    ============    ============

Other Data:
EBITDA(2)                                       $    331,782    $    206,673         134,804          92,304          49,952
EBITDA margin                                             48%             47%             47%             46%             41%

Cash flows from operating activities(3)         $    177,601    $    110,551    $     72,498    $     45,783    $     32,493
Cash flows from investing activities(3)         $   (435,595)   $   (950,650)   $   (535,217)   $   (370,228)   $    (48,124)
Cash flows from financing activities(3)         $    321,933    $    719,903    $    584,070    $    250,684    $     18,175

BALANCE SHEET DATA(4):

Cash & cash equivalents                         $     72,340    $      8,401    $    128,597    $      7,246    $      8,430
Working capital                                       67,455          40,787          94,221          18,662           1,540
Total assets                                       3,637,773       3,206,945       1,413,377         651,336         173,189
Total debt (including current maturities)          1,738,280       1,615,781         876,532         539,200         131,955
Total long-term obligations                        1,819,857       1,730,710         857,760         551,865         130,211
Stockholders' equity                               1,689,455       1,391,529         466,779          68,713          19,041

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2000, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

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

The Company has grown significantly during the last three years, primarily as the result of (i) internal growth in its existing outdoor advertising business resulting from construction of additional outdoor advertising displays, operating efficiency and increases in advertising rates, (ii) acquisitions of outdoor advertising businesses and structures, and (iii) the rapid expansion of the Company's logo sign business. The Company's net advertising revenues increased by $398.7 million from $288.6 million for the fiscal year ended December 31, 1998 to $687.3 million for the fiscal year ended December 31, 2000, representing a compound annual growth rate of approximately 54%. During the same period, EBITDA increased $197.0 million from $134.8 million for the fiscal year ended December 31, 1998 to $331.8 million for the fiscal year ended December 31, 2000, representing a compound annual growth rate of approximately 57%.

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

Since December 31, 1999, the Company has increased the number of outdoor advertising displays it operates by approximately 12% by completing 103 strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $536 million which included the issuance of 4,238,416 shares of Class A common stock valued at approximately $186 million. The Company has financed its recent acquisitions and intends to finance its acquisition activity from available cash, borrowings under its new bank credit agreement and the issuance of Class A common stock. See "Liquidity and Capital Resources" below.

The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry.

Growth of the Company's business requires expenditures for maintenance and capitalized costs associated with new billboard displays and new logo sign contracts. Capitalized expenditures were $55.2 million in fiscal 1998, $77.2 million in fiscal 1999 and $78.3 million in fiscal 2000. Of these amounts,$10.6 million, $11.3 million and $10.6 million, respectively, were attributable to the logo sign business. See "Liquidity and Capital Resources."

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2000, 1999 and 1998:

                                            YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                         2000        1999        1998
                                       --------    --------    --------
   Net revenues                           100.0%      100.0%      100.0%
   Operating expenses:
    Direct advertising expenses            31.6        32.2        32.2
    General & administrative expenses      20.1        21.2        21.1
   EBITDA(1)                               48.3        46.5        46.7
   Depreciation and amortization           46.3        39.8        30.8
   Operating income                         2.0         6.7        15.9
   Interest expense                        21.5        20.2        20.8
   Other expense                           21.1        18.6        20.1
   Net loss                               (13.7)      (10.0)       (4.1)

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

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Total revenues increased $243.2 million or 54.8% to $687.3 million for the year ended December 31, 2000 from $444.1 million for the same period in 1999. This increase was predominantly attributable to (i) an increase in billboard net revenues of $234.7 million or 56.9%, which was attributable to the Company's acquisitions during 2000 and 1999 and internal growth within the Company's previously existing markets, and (ii) a $4.6 million increase in logo sign revenue, which represents a 16.5% increase over the prior year. The increase in logo sign revenue was due to the completion of development of the new logo sign contracts awarded in 2000 and 1999 and the continued expansion of the Company's existing logo sign contracts.

Operating expenses, exclusive of depreciation and amortization, increased $118.0 million or 49.7% to $355.5 million for the year ended December 31, 2000 from $237.5 million for the same period in 1999. This increase was the result of (i) an increase in personnel costs, sign site rent and other costs related to the increase in revenue and (ii) additional operating expenses related to the Company's recent acquisitions and the continued development of the logo sign business.

Depreciation and amortization expense increased $141.0 million or 79.6% from $177.1 million for the year ended December 31, 1999 to $318.1 million for the year ended December 31, 2000 as a result of an increase in capital assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income decreased $15.8 million or 53.6% from $29.5 million for the year ended December 31, 1999 to $13.7 million for the year ended December 31, 2000.

Interest expense increased $58.0 million from $89.6 million for the year ended December 31, 1999 to $147.6 million for the year ended December 31, 2000 as a result of an entire year of interest expense related to the Company's 5 1/4% Convertible Notes due 2006 issued in August 1999, greater amounts outstanding under the bank credit agreement to finance recent acquisitions and an increase in interest rates during the period.

The decrease in operating income and the increase in interest expense described above resulted in a $78.0 million increase in loss before income taxes, extraordinary item and cumulative effect of a change in accounting principle.

The increase in loss before income taxes, resulted in an increase in the income tax benefit of $27.5 million for the year ended December 31, 2000 over the same period in 1999.

As a result of the foregoing factors, the Company recognized a net loss for the year ended December 31, 2000 of $94.1 million, as compared to a net loss of $44.5 million for the same period in 1999.

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

Interest income increased $.7 million as a result of an increase in excess cash investments made during the period. Interest expense increased $29.6 million from $60.0 million for the year ended December 31, 1998 to $89.6 million for the year ended December 31, 1999 as a result of interest expense on the Company's 5 1/4% Convertible Notes due 2006 and greater amounts outstanding under its new bank credit agreement to finance recent acquisitions.

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

The Company's net cash provided by operating activities increased to $177.6 million in fiscal 2000 due primarily to an increase in noncash items of $123.2 million, which includes an increase in depreciation and amortization of $141.0 million offset by a increase in deferred tax benefit of $23.4 million and an decrease in gain on disposition of assets of $4.5 million. There was also a decrease in net earnings of $49.6 million, a decrease in receivables of $5.9 million, an increase in prepaid expenses of $2.2 million, a decrease in other assets of $4.7 million, a decrease in trade accounts payable of $5.0 million, a decrease in accrued expenses of $16.4 million, and an increase in deferred income of $6.2 million. Net cash used in investing activities decreased $515.1 million from $950.7 million in fiscal 1999 to $435.6 million in fiscal 2000. This increase was due to a $521.0 million decrease in purchase of outdoor advertising assets offset by a $1.1 million increase in capital expenditures and a decrease in proceeds from the sale of property and equipment of $4.8 million. Net cash provided by financing activities decreased $398.0 million in fiscal 2000 due to a $279.6 million decrease in proceeds from issuance of long-term debt and a $402.0 million decrease in principal borrowings under credit agreements, offset by a $197.7 million increase in proceeds from issuance of common stock, a $74.3 million decrease in principal payments of long-term debt and a $11.6 million decrease in debt issuance costs.

During the year ended December 31, 2000, the Company financed its acquisition activity of approximately $536.4 million with borrowings under the Company's bank credit facility and the issuance of approximately 4.2 million shares of common stock. At December 31, 2000, following these acquisitions, the Company had $350 million available under the revolving bank credit facility.

In June 2000, Lamar Media Corp finalized an incremental loan agreement with its lenders in which Media received commitments for $250 million of the previously uncommitted $400 million incremental facility. The proceeds of this facility were used to pay down the revolving bank credit facility.

In November 2000, the Company completed a public offering of 4.5 million shares of Class A Common Stock at $45.00 per share. Net proceeds to the Company after underwriting discounts from the equity offering were $198.6 million. These proceeds were used to pay down the revolving bank credit facility and finance acquisitions in early 2001.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB No. 133", which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measures those instruments at fair value. On January 1, 2001, the Company adopted SFAS No. 133. The Company's adoption of SFAS No. 133 will not have any affect on the financial position or results of operation in 2001.

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

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Total revenues increased $243.2 million or 54.8% to $687.3 million for the year ended December 31, 2000 from $444.1 million for the same period in 1999. This increase was predominantly attributable to (i) an increase in billboard net revenues of $234.7 million or 56.9%, which was attributable to Lamar Media's acquisitions during 2000 and 1999 and internal growth within Lamar Media's previously existing markets, and (ii) a $4.6 million increase in logo sign revenue, which represents a 16.5% increase over the prior year. The increase in logo sign revenue was due to the completion of development of the new logo sign contracts awarded in 2000 and 1999 and the continued expansion of Lamar Media's existing logo sign contracts.

Operating expenses, exclusive of depreciation and amortization, increased $117.4 million or 49.5% to $354.8 million for the year ended December 31, 2000 from $237.4 million for the same period in 1999. This increase was the result of (i) an increase in personnel costs, sign site rent and other costs related to the increase in revenue and (ii) additional operating expenses related to Lamar Media's recent acquisitions and the continued development of the logo sign business.

Depreciation and amortization expense increased $139.3 million or 79.0% from $176.2 million for the year ended December 31, 1999 to $315.5 million for the year ended December 31, 2000 as a result of an increase in capital assets resulting from Lamar Media's recent acquisition activity.

Due to the above factors, operating income decreased $13.4 million or 44.0% from $30.5 million for the year ended December 31, 1999 to $17.1 million for the year ended December 31, 2000.

Interest expense increased $58.0 million from $89.6 million for the year ended December 31, 1999 to $147.6 million for the year ended December 31, 2000 as a result of interest expense on Lamar Media's obligation to Lamar Advertising Company and greater amounts outstanding under the new bank credit agreement to finance recent acquisitions.

The decrease in operating income and the increase in interest expense described above resulted in a $75.6 million increase in loss before income taxes, extraordinary item and cumulative effect of a change in accounting principle.

The increase in loss before income taxes, resulted in an increase in the income tax benefit of $26.6 million for the year ended December 31, 2000 over the same period in 1999.

As a result of the foregoing factors, Lamar Media recognized a net loss for the year ended December 31, 2000 of $91.9 million, as compared to a net loss of $43.9 million for the same period in 1999.

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

Interest income increased $.7 million as a result of an increase in excess cash investments made during the period. Interest expense increased $29.6 million from $60.0 million for the year ended December 31, 1998 to $89.6 million for the year ended December 31, 1999 as a result of interest expense on Lamar Media's obligation to Lamar Advertising Company and greater amounts outstanding under its new bank credit agreement to finance recent acquisitions.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

BECAUSE THE COMPANY HAS SIGNIFICANT FIXED PAYMENTS ON IT'S DEBT, IT MAY LACK SUFFICIENT CASH FLOW TO OPERATE ITS BUSINESS AS IT HAS IN THE PAST AND MAY NEED TO BORROW MONEY IN THE FUTURE TO MAKE THESE PAYMENTS AND OPERATE ITS BUSINESS.

The Company has borrowed substantial amounts of money in the past and may borrow more money in the future. At December 31, 2000, Lamar Advertising Company had approximately $287.5 million of convertible notes outstanding. At December 31, 2000, Lamar Media had approximately $1.5 billion of debt outstanding consisting of approximately $900 million in bank debt, $528 million in various series of senior subordinated notes and $30 million in various other short-term and long-term debt.

A large part of the Company's cash flow from operations must be used to make principal and interest payments on its debt. If the Company's operations make less money in the future, it may need to borrow to make these payments. In addition, the Company finances most of its acquisitions through borrowings under Lamar Media's bank credit facility which has a total committed amount of $1.25 billion in term, incremental and revolving credit loans. As of December 31, 2000, the Company had approximately $350 million available to borrow under this credit facility. Since its borrowing capacity under its credit facility is limited, the Company may not be able to continue to finance future acquisitions at its historical rate with borrowings under its credit facility. The Company may need to borrow additional amounts or seek other sources of financing to fund future acquisitions. The Company cannot guarantee that such additional financing will be available on favorable terms. The Company may need the consent of the banks under its credit facility, or the holders of other indebtedness, to borrow additional money.

RESTRICTIONS IN THE COMPANY'S, AND ITS WHOLLY-OWNED, DIRECT SUBSIDIARY, LAMAR MEDIA'S DEBT AGREEMENTS REDUCE OPERATING FLEXIBILITY AND CONTAIN COVENANTS AND RESTRICTIONS THAT CREATE THE POTENTIAL FOR DEFAULTS.

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

Lamar Media's ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. Under Lamar Media's credit facility the Company must maintain specified financial ratios and levels including:

         o        interest coverage;

         o        fixed charges ratios;

         o        senior debt ratios; and

         o        total debt ratios.

If Lamar Advertising fails to comply with these tests, the lenders have the right to cause all amounts outstanding under the credit facility to become immediately due. If this were to occur, and the lenders decide to exercise their right to accelerate the indebtedness, it would create serious financial problems for the Company. The Company's ability to comply with these restrictions, and any similar restrictions in future agreements, depends on its operating performance. Because its performance is subject to prevailing economic, financial and business conditions and other factors that are beyond the Company's control, it may be unable to comply with these restrictions in the future.

THE COMPANY'S BUSINESS COULD BE HURT BY CHANGES IN ECONOMIC AND
ADVERTISING TRENDS.

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

THE COMPANY'S OPERATIONS ARE IMPACTED BY THE REGULATION OF OUTDOOR ADVERTISING.

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

Local laws which mandate removal of billboards at a future date often do not provide for payment to the owner for the loss of structures that are required to be removed. Some federal and state laws require payment of compensation in such circumstances. Local laws that require the removal of a billboard without compensation have been challenged in state and federal courts with conflicting results. Accordingly, the Company may not be successful in negotiating acceptable arrangements when the Company's displays have been subject to removal under these types of local laws.

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

THE COMPANY'S CONTINUED GROWTH BY ACQUISITIONS MAY BECOME MORE DIFFICULT AND INVOLVES COSTS AND UNCERTAINTIES.

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

         o The Company must integrate newly acquired assets into its existing operations. From January 1, 2000 to December 31, 2000, the Company completed approximately 100 transactions involving the purchase of complementary outdoor advertising assets. The process of integrating these acquisitions may result in unforeseen difficulties and could require significant time and attention from Lamar's management that would otherwise be directed at developing its existing business. Further, Lamar cannot be certain that the benefits and cost savings that it anticipates from these purchases will develop.

THE COMPANY FACES COMPETITION FROM LARGER AND MORE DIVERSIFIED OUTDOOR ADVERTISERS AND OTHER FORMS OF ADVERTISING THAT COULD HURT ITS PERFORMANCE.

The Company cannot be sure that in the future it will compete successfully against the current and future forms of outdoor advertising and other media. The competitive pressure that it faces could adversely affect its profitability or financial performance. Although Lamar Advertising is the largest company focusing exclusively on outdoor advertising, it faces competition from larger companies with more diversified operations that also include radio and other broadcast media. The Company also faces competition from other forms of media, including television, radio, newspapers and direct mail advertising. It must also compete with an increasing variety of other out-of-home advertising media that include advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, and on taxis, trains and buses.

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

IF THE COMPANY'S CONTINGENCY PLANS RELATING TO HURRICANES FAIL, THE RESULTING LOSSES COULD HURT THE COMPANY'S BUSINESS.

Although the Company has developed contingency plans designed to deal with the threat posed to advertising structures by hurricanes, it cannot guarantee that these plans will work. If these plans fail, significant losses could result.

A significant portion of its structures is located in the Mid-Atlantic and Gulf Coast regions of the United States. These areas are highly susceptible to hurricanes during the late summer and early fall. In the past, the Company has incurred significant losses due to severe storms. These losses resulted from structural damage, overtime compensation, loss of billboards that could not be replaced under applicable laws and reduced occupancy because billboards were out of service.

The Company has determined that it is not economical to obtain insurance against losses from hurricanes and other storms. Instead, the Company has developed contingency plans to deal with the threat of hurricanes. For example, the Company attempts to remove the advertising faces on billboards at the onset of a storm, when possible, which permits the structures to better withstand high winds during a storm. The Company then replaces these advertising faces after the storm has passed. However, these plans may not be effective in the future and, if they are not, significant losses may result.

THE COMPANY'S LOGO SIGN CONTRACTS ARE SUBJECT TO STATE AWARD AND RENEWAL.

A portion of the Company's revenues and operating income come from its state-awarded service contracts for logo signs. The Company cannot predict what remaining states, if any, will start logo sign programs or convert state-run logo sign programs to privately operated programs. The Company competes with many other parties for new state-awarded service contracts for logo signs. Even when it is awarded such a contract, the award may be challenged under state contract bidding requirements. If an award is challenged, the Company may incur delays and litigation costs.

Generally, state-awarded logo sign contracts have a term, including renewal options, of ten to twenty years. States may terminate a contract early, but in most cases must pay compensation to the logo sign provider for early termination. Typically, at the end of the term of the contract, ownership of the structures is transferred to the state without compensation to the logo sign provider. Of the Company's 20 logo sign contracts in place at December 31, 2000, one remains subject to renewal in September 2001, all other 2001 renewals have currently been secured. There is no guarantee that the Company will be able to obtain new logo sign contracts or renew its existing contracts. In addition, after a new state-awarded logo contract is received, the Company generally incurs significant start-up costs. The Company cannot guarantee that it will continue to have access to the capital necessary to finance those costs.

THE COMPANY'S OPERATIONS COULD BE AFFECTED BY THE LOSS OF KEY EXECUTIVES.

The Company's success depends to a significant extent upon the continued services of its executive officers and other key management and sales personnel. Kevin P. Reilly, Jr., the Chief Executive Officer, the nine regional managers and the manager of the logo sign business, in particular, are essential to the Company's continued success. Although the Company has designed it's incentive and compensation programs to retain key employees, the Company has no employment contracts with any employees and none of the executive officers have signed non-compete agreements. The Company does not maintain key man insurance on its executives. If any of the Company's executive officers or other key management and sales personnel stopped working with the Company in the future, it could have an adverse effect on its business.

INFLATION

In the last three years, inflation has not had a significant impact on the Company.

SEASONALITY

The Company's revenues and operating results have exhibited some degree of seasonality in past periods. Typically, the Company experiences its strongest financial performance in the summer and its lowest in the winter. The Company expects this trend to continue in the future. Because a significant portion of the Company's expenses is fixed, a reduction in revenues in any quarter is likely to result in a period to period decline in operating performance and net earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LAMAR ADVERTISING COMPANY AND LAMAR MEDIA CORP.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly-owned subsidiary Lamar Media Corp. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2000, and should be read in conjunction with Note 8 of the Notes to the Company's Consolidated Financial Statements.

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

At December 31, 2000, there was approximately $900 million of aggregate indebtedness outstanding under the new bank credit agreement, or approximately 53.8% of the Company's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2000 with respect to borrowings under the new bank credit agreement was $81.8 million, and the weighted average interest rate applicable to borrowings under these credit facilities during 2000 was 8.6%. Assuming that the weighted average interest rate was 200-basis points higher (that is 10.6% rather than 8.6%), then the Company's 2000 interest expense would have been approximately $19.0 million higher resulting in a $7.4 million decrease in the Company's 2000 net income and after tax cash flow.

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

ITEM 8. FINANCIAL STATEMENTS (following on next page)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES


Independent Auditors' Report............................................................................................28

Consolidated Balance Sheets as of December 31, 2000 and 1999 ...........................................................29

Consolidated Statements of Operations for the years ended December 31,
      2000, 1999 and 1998.............................................................................................. 30

Consolidated Statements of Comprehensive Income for the years ended
     December 31, 2000, 1999 and 1998.................................................................................. 31

Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2000, 1999 and 1998.................................................................................. 32

Consolidated Statements of Cash Flows for the years ended December 31,
      2000, 1999 and 1998.............................................................................................. 33

Notes to Consolidated Financial Statements ..........................................................................34-54

                          Independent Auditors' Report


Board of Directors
Lamar Advertising Company:

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the consolidated financial statements, the Company changed its method of accounting for the costs of start-up activities in 1999.

                                       KPMG LLP


New Orleans, Louisiana
February 2, 2001

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                           December 31, 2000 and 1999


                                                                                     2000            1999
                                                                                 ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $     72,340    $      8,401
  Receivables, net                                                                     91,674          81,226
  Prepaid expenses                                                                     23,164          21,524
  Other current assets                                                                  8,738          14,342
                                                                                 ------------    ------------
          Total current assets                                                        195,916         125,493
                                                                                 ------------    ------------

Property, plant and equipment (note 4)                                              1,630,866       1,412,605
  Less accumulated depreciation and amortization                                     (335,991)       (218,893)
                                                                                 ------------    ------------
          Net property plant and equipment                                          1,294,875       1,193,712
                                                                                 ------------    ------------

Intangible assets (note 5)                                                          2,129,733       1,874,177
Other assets - non-current                                                             17,249          13,563
                                                                                 ------------    ------------
          Total assets                                                           $  3,637,773    $  3,206,945
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                         $      9,918    $     11,492
  Current maturities of long-term debt (note 8)                                        66,814           4,318
  Accrued expenses (note 7)                                                            40,724          57,653
  Deferred income                                                                      11,005          11,243
                                                                                 ------------    ------------
          Total current liabilities                                                   128,461          84,706

Long-term debt (note 8)                                                             1,671,466       1,611,463
Deferred income taxes (note 9)                                                        140,452         112,412
Other liabilities                                                                       7,939           6,835
                                                                                 ------------    ------------
          Total liabilities                                                         1,948,318       1,815,416
                                                                                 ------------    ------------

Stockholders' equity (note 11):
  Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,719.49 shares issued and
    outstanding at 2000 and 1999                                                           --              --
  Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized, 0 shares issued and
    outstanding at 2000 and 1999                                                           --              --
  Class A common stock, par value $.001, 175,000,000 shares authorized,
    80,101,793 and 70,576,251 shares issued and
    outstanding at 2000 and 1999, respectively                                             80              71
  Class B common stock, par value $.001, 37,500,000 shares authorized,
    17,000,000 and 17,449,997 shares issued and
    outstanding at 2000 and 1999, respectively                                             17              17
  Additional paid-in capital                                                        1,871,303       1,478,916
  Accumulated deficit                                                                (181,945)        (87,475)
                                                                                 ------------    ------------
          Stockholders' equity                                                      1,689,455       1,391,529
                                                                                 ------------    ------------

          Total liabilities and stockholders' equity                             $  3,637,773    $  3,206,945
                                                                                 ============    ============


See accompanying notes to consolidated financial statements.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)

                  Years ended December 31, 2000, 1999 and 1998




                                                                        2000            1999            1998
                                                                    ------------    ------------    ------------
Net revenues                                                        $    687,319    $    444,135    $    288,588
                                                                    ------------    ------------    ------------

Operating expenses:
  Direct advertising expenses                                            217,465         143,090          92,849
  General and administrative expenses                                    138,072          94,372          60,935
  Depreciation and amortization                                          318,096         177,138          88,791
                                                                    ------------    ------------    ------------
                                                                         673,633         414,600         242,575
                                                                    ------------    ------------    ------------
          Operating income                                                13,686          29,535          46,013
                                                                    ------------    ------------    ------------
Other expense (income):
  Interest income                                                         (1,715)         (1,421)           (762)
  Interest expense                                                       147,607          89,619          60,008
  Gain on disposition of assets                                             (986)         (5,481)         (1,152)
                                                                    ------------    ------------    ------------
                                                                         144,906          82,717          58,094
                                                                    ------------    ------------    ------------
 Loss before income taxes, extraordinary item and cumulative
    effect of a change in accounting principle                          (131,220)        (53,182)        (12,081)

  Income tax benefit (note 9)                                            (37,115)         (9,596)           (191)
                                                                    ------------    ------------    ------------

Loss before extraordinary item and cumulative effect of a
  a change in accounting principle                                       (94,105)        (43,586)        (11,890)

Extraordinary loss on debt extinguishment, net of
 income tax benefit of $117                                                   --            (182)             --
                                                                    ------------    ------------    ------------

Loss before cumulative effect of a change in accounting principle        (94,105)        (43,768)        (11,890)


Cumulative effect of a change in accounting principle                         --            (767)             --
                                                                    ------------    ------------    ------------
Net loss                                                                 (94,105)        (44,535)        (11,890)
Preferred stock dividends                                                   (365)           (365)           (365)
                                                                    ------------    ------------    ------------
Net loss applicable to common stock                                 $    (94,470)   $    (44,900)   $    (12,255)
                                                                    ============    ============    ============


Loss per common share - basic and diluted:

 Loss before extraordinary item and accounting change               $      (1.04)   $       (.64)   $       (.24)
 Extraordinary loss on debt extinguishment                                    --              --              --
 Cumulative effect of a change in accounting principle                        --            (.01)             --
                                                                    ------------    ------------    ------------
          Net loss                                                  $      (1.04)   $       (.65)   $       (.24)
                                                                    ============    ============    ============

Weighted average common shares outstanding                            91,164,884      69,115,764      51,361,522
Incremental common shares from dilutive stock options                         --              --              --
Incremental common shares from convertible debt                               --              --              --
                                                                    ------------    ------------    ------------
Weighted average common shares assuming dilution                      91,164,884      69,115,764      51,361,522
                                                                    ============    ============    ============


See accompanying notes to consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                  Years ended December 31, 2000, 1999 and 1998



                                                   2000            1999            1998
                                               ------------    ------------    ------------
Net loss applicable to common stock            $    (94,470)   $    (44,900)   $    (12,255)

Other comprehensive income -
   change in unrealized loss on investment
   securities (net of deferred tax benefit
   of $217 for the year December 31, 1998)               --              --             354
                                               ------------    ------------    ------------

Comprehensive loss                             $    (94,470)   $    (44,900)   $    (11,901)
                                               ============    ============    ============



See accompanying notes to consolidated financial statements.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                 (In thousands, except share and per share data)

                  Years ended December 31, 2000, 1999 and 1998

                                   SERIES                                                             UNREALIZED
                                     AA      CLASS A    CLASS A  CLASS B   ADDITIONAL                 GAIN (LOSS)
                                 PREFERRED  PREFERRED    COMMON   COMMON    PAID-IN    ACCUMULATED   ON INVESTMENT
                                   STOCK      STOCK      STOCK    STOCK     CAPITAL      DEFICIT      SECURITIES        TOTAL
                                 ---------  ---------   -------  -------   ----------  -----------   -------------   ----------
Balance, December 31, 1997              --      3,649        28       19       95,691      (30,320)           (354)      68,713

 Issuance of 13,338,005 shares
  of common stock                       --         --        13       --      399,288           --              --      399,301
 Exercise of stock options              --         --         1       --       10,665           --              --       10,666
 Conversion of 1,062,912
  shares of Class B common
  stock to Class A common stock         --         --         1       (1)          --           --              --           --
 Net loss                               --         --        --       --           --      (11,890)             --      (11,890)
 Dividends ($63.80 per
  preferred share)                      --         --        --       --           --         (365)             --         (365)
 Realized loss on investment
  securities, net of tax                --         --        --       --           --           --             354          354
                                 ---------  ---------   -------  -------   ----------  -----------   -------------   ----------


 Balance, December 31, 1998             --      3,649        43       18      505,644      (42,575)             --      466,779

 Issuance of 26,407,650 shares
  of common stock in
  acquisitions                          --         --        26       --      954,946           --              --      954,972
 Exercise of stock options              --         --         1       --       14,677           --              --       14,678
 Conversion of 250,000 shares
  of Class B common stock to
  Class A common stock                  --         --         1       (1)          --           --              --           --
 Conversion of Class A
  preferred stock into Series
  AA preferred stock                    --     (3,649)       --       --        3,649           --              --           --
 Net loss                               --         --        --       --           --      (44,535)             --      (44,535)
 Dividends ($63.80 per
  preferred share)                      --         --        --       --           --         (365)             --         (365)
                                 ---------  ---------   -------  -------   ----------  -----------   -------------   ----------


Balance, December 31, 1999       $      --         --        71       17    1,478,916      (87,475)             --    1,391,529

 Issuance of 4,238,416 shares
  of common stock in
  acquisitions                          --         --         4       --      185,599           --              --      185,603
 Exercise of stock options              --         --        --       --        7,471           --              --        7,471
Conversion of 449,997 shares
  of Class B common stock to
  Class A common stock                  --         --        --       --           --           --              --           --
 Issuance of 37,510 shares of
  common stock through employee
  stock purchase plan                   --         --        --       --        1,261           --              --        1,261
Issuance of 4,500,000 shares of
  common stock for cash                 --         --         5       --      198,056           --              --      198,061
 Net loss                               --         --        --       --           --      (94,105)             --      (94,105)
 Dividends ($63.80 per
  preferred share)                      --         --        --       --           --         (365)             --         (365)
                                 ---------  ---------   -------  -------   ----------  -----------   -------------   ----------

Balance, December 31, 2000       $      --         --        80       17    1,871,303     (181,945)             --    1,689,455
                                 =========  =========   =======  =======   ==========  ===========   =============   ==========


See accompanying notes to consolidated financial statements.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                  Years ended December 31, 2000, 1999 and 1998

                                                       2000         1999         1998
                                                    ----------   ----------   ----------
Cash flows from operating activities:
  Net loss                                          $  (94,105)     (44,535)     (11,890)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
   Depreciation and amortization                       318,096      177,138       88,791
   Gain on disposition of assets                          (986)      (5,481)      (1,152)
   Cumulative effect of accounting change                   --          767           --
   Deferred tax benefit                                (36,974)     (13,579)      (7,537)
   Provision for doubtful accounts                       5,991        4,065        2,883
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     Receivables                                       (13,232)     (19,091)      (2,464)
     Prepaid expenses                                   (1,371)         782         (521)
     Other assets                                          349       (4,337)      (2,148)
   Increase (decrease) in:
     Trade accounts payable                             (1,574)       3,438          250
     Accrued expenses                                    2,175       18,597        4,326
     Deferred income                                      (964)      (7,184)       2,132
     Other liabilities                                     196          (29)        (172)
                                                    ----------   ----------   ----------
        Net cash provided by operating activities      177,601      110,551       72,498
                                                    ----------   ----------   ----------

Cash flows from investing activities:
  Capital expenditures                                 (78,304)     (77,186)     (55,196)
  Purchase of new markets                             (360,118)    (881,067)    (485,514)
  Proceeds from sale of property and equipment           2,827        7,603        5,493
                                                    ----------   ----------   ----------
        Net cash used in investing activities         (435,595)    (950,650)    (535,217)
                                                    ----------   ----------   ----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock           205,098        7,418      402,629
  Proceeds from issuance of long-term debt                  --      279,594           70
  Principal payments on long-term debt                  (5,330)     (79,667)      (6,229)
  Debt issuance costs                                   (1,470)     (13,077)      (3,035)
  Net borrowing (payments) under credit agreements     124,000      526,000      191,000
  Dividends                                               (365)        (365)        (365)
                                                    ----------   ----------   ----------
       Net cash provided by financing activities       321,933      719,903      584,070
                                                    ----------   ----------   ----------

       Net increase (decrease) in cash and
        cash equivalents                                63,939     (120,196)     121,351

  Cash and cash equivalents at beginning
   of period                                             8,401      128,597        7,246
                                                    ----------   ----------   ----------

  Cash and cash equivalents at end of period        $   72,340        8,401      128,597
                                                    ==========   ==========   ==========

Supplemental disclosures of cash flow information:
  Cash paid for interest                            $  147,875       83,837       56,960
                                                    ==========   ==========   ==========

  Cash paid for state and federal income taxes      $    1,936        6,919        1,107
                                                    ==========   ==========   ==========



See accompanying notes to consolidated financial statements.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

(1)      Significant Accounting Policies

         (a)      Nature of Business

                  Lamar Advertising Company (the "Company") is engaged in the outdoor advertising business operating approximately 131,300 outdoor advertising displays in 43 states. The Company's operating strategy is to be the leading provider of outdoor advertising services the markets it serves.

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

         (j)      Earnings Per Share

                  Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 6,807,708, 3,017,724 and 505,558 for the twelve months ended December 31, 2000, 1999 and 1998, respectively.

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

                                                   Property
                                      Current       Plant &                      Other         Current       Long-term
                                       Assets      Equipment      Goodwill       Assets       Liabilities    Liabilities
                                    ------------  ------------  ------------  ------------   ------------   ------------
Ragan Companies                     $        694         9,634        13,275         1,573           (176)            --
Pioneer and related companies                307        15,062           264         4,046           (479)            --
Northwest Outdoor Advertising, LLC         2,176        23,667        36,199         8,861           (697)          (273)
Odegard Outdoor Advertising, LLC             285         1,633         5,959         1,095           (272)          (300)
Rainier Evergreen, Inc.                      359         3,205        21,681         1,855           (550)           (50)
Nichols & Vann Advertising                    --           300         3,944         6,756             --             --
Outdoor Communications, Inc.               9,957        97,058       266,856        37,625        (54,112)      (121,296)
Other                                      1,036        33,227        46,756        16,415         (3,506)        (2,549)
                                    ------------  ------------  ------------  ------------   ------------   ------------

                                    $     14,814       183,786       394,934        78,226        (59,792)      (124,468)
                                    ============  ============  ============  ============   ============   ============

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

                                        Property
                             Current     Plant &                        Other            Current          Long-term
                             Assets     Equipment     Goodwill        Intangibles      Liabilities       Liabilities
                             --------   --------   --------------   --------------    --------------    --------------
         American Displays   $     87        899           10,532            3,277              (284)               --
         KJS, LLC                  20      9,468           30,543            4,489            (2,079)           (1,921)
         Frank Hardie             187      6,582           10,464            3,630              (525)               --
         Vivid, Inc.              357      9,706            8,526            4,085              (593)
         Chancellor            39,242    645,151          298,486          779,944            (6,014)         (106,102)
         Other                    310     22,411           74,976            8,678            (1,301)           (3,218)
                             --------   --------   --------------   --------------    --------------    --------------

                             $ 40,203    694,217          433,527          804,103           (10,796)         (111,241)
                             ========   ========   ==============   ==============    ==============    ==============


Year Ended December 31, 2000

On January 14, 2000, the Company purchased all of the outstanding common stock of Aztec Group, Inc. for a purchase price of approximately $34,485. The purchase price consisted of approximately $5,259 cash and the issuance of 481,481 shares of Lamar Advertising Company Class A common stock valued at approximately $29,226.

On March 31, 2000, the Company purchased the assets of an outdoor company in the Company's Northeast Region for a cash purchase price of approximately $33,605.

Effective May 1, 2000, the Company purchased all of the outstanding common stock of Outdoor West, Inc. for a total cash purchase price of approximately $39,287.

On May 24, 2000, the Company purchased all of the outstanding common stock of Advantage Outdoor Company, Inc. for a cash purchase price of approximately $76,764 and the issuance of 2,300,000 shares of Lamar's Class A common stock valued at approximately $92,805.

On July 1, 2000, the Company purchased the stock of Tyler Media Group, Inc. for a purchase price of approximately $30,937. The purchase price consisted of approximately $4,478 cash and the issuance of 611,764 shares of Lamar Advertising Company Class A common stock valued at approximately $26,459.

On July 21, 2000, the Company purchased the assets of Root Outdoor Advertising, Inc. for a total cash purchase price of approximately $41,059.


                                                                     (continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


During the year ended December 31, 2000, the Company completed 97 additional acquisition of outdoor advertising assets for a total purchase price of approximately $187,416. The purchase price included the issuance of 845,171 shares of Lamar Advertising Company Class A common stock valued at approximately $37,113.

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

                                             Property
                                Current       Plant &                      Other        Current      Long-term
                                 Assets      Equipment      Goodwill    Intangibles   Liabilities   Liabilities
                              ------------  ------------  ------------  ------------  ------------  ------------
Aztec Group, Inc.             $        500         8,279        21,879        10,526           827         5,872
Northeast Region Acquisition           480         2,604        16,804        14,102           385            --
Outdoor West                         1,131         9,187        21,297        17,222           675         8,875
Advantage Outdoor                    3,256        65,534        78,846        58,442         4,456        32,053
Tyler Media Group, Inc.                378        16,241        12,876        11,123            --         9,681
Root Outdoor Adv. Inc.               1,632         9,098         8,266        23,092         1,029            --
Other                                2,497        56,583        81,303        61,110         1,550        12,527
                              ------------  ------------  ------------  ------------  ------------  ------------
                              $      9,874       167,526       241,271       195,617         8,922        69,008
                              ============  ============  ============  ============  ============  ============

The following unaudited pro forma financial information for the Company gives effect to the 2000 and 1999 acquisitions as if they had occurred on January 1, 1999. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company's results of operations for any future period.

                                                  2000        1999
                                               ----------  ----------
Net revenues                                   $  711,206     650,766
                                               ==========  ==========

Loss before extraordinary item and cumulative
  effect of a change in accounting principle   $ (104,421)   (120,102)
                                               ==========  ==========

Net loss applicable to
  common stock                                 $ (104,786)   (121,416)
                                               ==========  ==========

Net loss per common share                      $    (1.13)      (1.33)
           (basic and diluted)                 ==========  ==========


                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)



(3)      Noncash Financing and Investing Activities

         A summary of significant noncash financing and investing activities for the years ended December 31, 2000, 1999 and 1998 follows:

                                                             2000        1999        1998
                                                          ----------  ----------  ----------
       Disposition of assets                              $       --       5,387          30
       Issuance of stock in acquisitions                     185,603     954,972       2,706
       Issuance of Series AA preferred stock in exchange
         for Class A preferred stock                              --       3,649          --
       Debt issuance costs                                        --       7,906          --

(4)      Property, Plant and Equipment

         Major categories of property, plant and equipment at December 31, 2000 and 1999 are as follows:

                                                                   ESTIMATED LIFE
                                                                      (YEARS)           2000                1999
                                                                   --------------    -----------         -----------
       Land                                                           --             $    56,608         $    48,024
       Building and improvements                                     10-39                47,679              42,292
       Advertising structures                                         15               1,464,794           1,240,020
       Automotive and other equipment                                 3-7                 61,785              82,269
                                                                                     -----------         -----------
                                                                                     $ 1,630,866         $ 1,412,605
                                                                                     ===========         ===========

(5)      Intangible Assets

         The following is a summary of intangible assets at December 31, 2000 and 1999:

                                                                ESTIMATED LIFE
                                                                   (YEARS)             2000               1999
                                                                --------------      -----------        -----------
       Debt issuance costs and fees                                 7-10            $   46,806         $   45,043
       Customer lists and contracts                                 7-10               329,867            286,301
       Non-compete agreements                                       3-15                53,807             50,277
       Goodwill                                                      15              1,276,623          1,033,287
       Site locations and other                                     5-15               779,355            630,585
                                                                                    ----------         ----------
                                                                                    $2,486,458         $2,045,493
                                                                                    ==========         ==========

       Cost                                                                          2,486,458          2,045,493
       Accumulated amortization                                                       (356,725)          (171,316)
                                                                                    ----------         ----------
                                                                                    $2,129,733         $1,874,177
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

                          2001              $ 98,304
                          2002                79,350
                          2003                71,455
                          2004                63,786
                          2005                53,335
                          Thereafter         316,542

         Rental expense related to the Company's operating leases were $105,661, $63,193 and $43,440 for the years ended December 31, 2000, 1999 and 1998, respectively.

(7)      Accrued Expenses

         The following is a summary of accrued expenses at December 31, 2000 and 1999:

                                                                                     2000              1999
                                                                                   --------          -------
       Payroll                                                                     $ 10,939         $  7,406
       Interest                                                                      17,143           17,411
       Insurance benefits                                                             4,851            4,460
       Purchase price payable (note 2)                                                   --           15,750
       Other                                                                          7,791           12,626
                                                                                   --------         --------
                                                                                   $ 40,724         $ 57,653
                                                                                   ========         ========

(8)      Long-term Debt

         Long-term debt consists of the following at December 31, 2000 and 1999:

                                                   2000           1999
                                               ------------   ------------
5-1/4% Convertible notes                       $    287,500   $    287,500
9-5/8% Senior subordinated notes (1996 Notes)       255,000        255,000
8-5/8% Senior subordinated notes (1997 Notes)       198,989        198,882
Bank Credit Agreement                               900,000        776,000
9-1/4% Senior subordinated notes                     74,073         74,073
8% unsecured subordinated notes (see note 12)        11,333         13,333
Other notes with various rates and terms             11,385         10,993
                                               ------------   ------------
                                                  1,738,280      1,615,781

Less current maturities                             (66,814)        (4,318)
                                               ------------   ------------

Long-term debt, excluding current
 maturities                                    $  1,671,466   $  1,611,463
                                               ============   ============


                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

Long-term debt matures as follows:

                      2001                  $      66,814
                      2002                         66,607
                      2003                        128,416
                      2004                        155,393
                      2005                        173,310
                      Later years               1,147,740

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

In August 1999, the Company replaced its previous credit agreement with a new bank credit agreement under which The Chase Manhattan Bank serves as administrative agent. The new $1,000,000 bank credit agreement consists of (1) a $350,000 revolving bank credit facility (the "New Revolving Credit Facility") and (2) a $650,000 term facility with two tranches, a $450,000 Term A facility and a $200,000 Term B facility. In addition, the new bank credit agreement provided for an uncommitted $400,000 incremental facility available at the discretion of the lenders. In June 2000, the incremental loan agreement was finalized with its lenders and commitments for $250,000 of the previously uncommitted $400,000 were obtained. The incremental facility consists of (1) $20,000 Series A-1 facility, (2) $130,000 Series A-2 facility and (3) a $100,000 Series B-1 facility. Proceeds of this facility were used to pay down the revolving bank credit facility. As a result of the holding company reorganization completed on July 20, 1999 and explained in footnote 12, the existing bank credit agreement and the new bank credit agreement are obligations of Lamar Media Corp., a wholly owned subsidiary of Lamar Advertising Company. As of December 31, 2000, the Company had borrowings under this agreement of $900,000.


                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


Availability of the line under the New Revolving Credit Facility is reduced quarterly beginning with the quarter ended March 31, 2002, in the following amounts:

                           March 31, 2002   -         December 31, 2003        $   8,750
                           March 31, 2004   -         December 31, 2004           26,250
                           March 31, 2005   -         December 31, 2005           30,625
                           March 31, 2006 (Revolving Credit Termination Date)     52,500

         The Term Facility will begin to amortize quarterly beginning September 30, 2001 in the following quarterly amounts:

                                                       Tranche A               Tranche B
                                                       ---------               ---------
         September 30, 2001  -       December 31, 2001  $ 22,500                $    500
         March 31, 2002      -       December 31, 2002    11,250                     500
         March 31, 2003      -       December 31, 2003    22,500                     500
         March 31, 2004      -       December 31, 2004    28,125                     500
         March 31, 2005      -       December 31, 2005    31,500                     500
         March 31, 2006 (Tranche A Maturity Date)         31,500                     500
         June 30, 2006                                        --                     500
         August 1, 2006 (Tranche B Maturity Date)             --                 190,000

         The Incremental Facility will begin to amortize quarterly beginning September 30, 2001, in the following quarterly amounts:

                                                        Series A-1     Series A-2   Series B-1
                                                        ----------     ----------   ----------
         September 30, 2001 - December 31, 2001             $1,000         $6,500      $   250
         March 31, 2002     - December 31, 2002                500          3,250          250
         March 31, 2003     - December 31, 2003              1,000          6,500          250
         March 31, 2004     - December 31, 2004              1,250          8,125          250
         March 31, 2005     - December 31, 2005              1,400          9,100          250
         March 31, 2006 (Series A-1 and A-2 Maturity Date)   1,400          9,100          250
         June 30, 2006                                          --             --          250
         August 1, 2006 (Series B-1 Maturity Date)              --             --       95,000



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

         o        interest coverage;

         o        fixed charges ratios;

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

                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)



(9)      Income Taxes

         Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998, consists of:

                                          Current      Deferred       Total
                                         ----------   ----------   ----------
Year ended December 31, 2000:
 U.S. federal                            $       --      (29,864)     (29,864)
 State and local                               (141)      (7,110)      (7,251)
                                         ----------   ----------   ----------
                                               (141)     (36,974)     (37,115)
                                         ==========   ==========   ==========
Year ended December 31, 1999:
 U.S. federal                            $    3,083      (11,838)      (8,755)
 State and local                                900       (1,741)        (841)
                                         ----------   ----------   ----------
                                              3,983      (13,579)      (9,596)
                                         ==========   ==========   ==========
Year ended December 31, 1998:
 U.S. federal                            $    6,269       (6,074)         195
 State and local                              1,077       (1,463)        (386)
                                         ----------   ----------   ----------
                                              7,346       (7,537)        (191)
 Change in deferred tax attributable
  to unrealized losses on investment
  securities, included in stockholders'
  equity                                         --          217          217
                                         ----------   ----------   ----------
                                         $    7,346       (7,320)          26
                                         ==========   ==========   ==========

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2000, 1999 and 1998, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes as follows:

                                              2000         1999         1998
                                           ----------   ----------   ----------
Computed "expected" tax benefit            $  (44,615)     (18,081)      (4,108)
Increase (reduction) in income taxes
 resulting from:
  Book expenses not deductible for tax
   purposes                                       754          121          450
  Amortization of non-deductible goodwill      11,926        8,841        3,752
  State and local income taxes, net
   of federal income tax benefit               (4,786)        (555)        (255)
  Other differences, net                         (394)          78          (30)
                                           ----------   ----------   ----------
                                           $  (37,115)      (9,596)        (191)
                                           ==========   ==========   ==========


                                                                     (Continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                              2000         1999
                                           ----------   ----------
Deferred tax liabilities:
 Plant and equipment, principally
  due to differences in depreciation       $   (3,513)  $   (3,942)
 Plant and equipment, due to basis
  differences on acquisitions                (161,065)    (134,323)
 Employee benefit plans                            --       (1,058)
 Intangibles, due to differences in
  amortizable lives                           (20,056)          --
                                           ----------   ----------
      Deferred tax liabilities               (184,634)    (139,323)

Deferred tax assets:
 Intangibles, due to differences
  in amortizable lives                             --        3,796
 Receivables, principally due to
  allowance for doubtful accounts               1,916        1,514
 Plant and equipment, due to basis
  differences on acquisitions and costs
  capitalized for tax purposes                  4,246        4,614
 Investment in affiliates and plant and
  equipment, due to gains recognized for
  tax purposes and deferred for financial
  reporting purposes                              941          941
 Accrued liabilities not deducted for tax
  purposes                                      3,299        3,121
 Net operating loss carryforward               33,004       11,844
 Minimum tax credit                               331          357
 Other, net                                       445          724
                                           ----------   ----------

         Deferred tax assets                   44,182       26,911
                                           ----------   ----------

         Net deferred tax liability        $ (140,452)  $ (112,412)
                                           ==========   ==========

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

         As of December 31, 2000 and 1999, debentures and ten year subordinated notes totaling $11,873 and $14,318, respectively, are owned by shareholders, directors and employees. Interest expense under the debentures and ten year subordinated notes during the years ended December 31, 2000, 1999, and 1998 was $1,080, $1,290 and $1,497
         respectively.

         In addition, the Company had receivables from affiliates, related parties and employees of $444 and $833 at December 31, 2000 and 1999, respectively.

         During 1999, the Company purchased a sign easement for approximately $94 from Jennifred Holdings, LLC, of which Kevin P. Reilly, Jr. and Sean Reilly each hold a 50% interest.

         The Company purchased approximately $2,407, $1,951 and $1,810 of highway signs used in its logo sign business from Interstate Highway Signs Corp., ("IHS") during the years ended December 31, 2000, 1999 and 1998, respectively. IHS is a wholly-owned subsidiary of Sign Acquisition Corp. Kevin P. Reilly, Jr. has voting control over a majority of the outstanding shares of Sign Acquisition Corp. through a voting trust.

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

         On July 16, 1999, the Board of Directors amended the preferred stock of the Company by designating 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001 as "Series AA preferred stock". The previously issued Class A preferred stock par value $638 was exchanged for the new Series AA preferred stock. The new Series AA preferred stock have the same liquidation preferences, dividends and other rights as the previously issued Class A preferred stock. Series AA preferred stock has a liquidation preference over Class A & B common stock. Liquidation value of the Series AA preferred stock at December 31, 2000 was $3,649. The new shares of Series AA preferred stock, however, are entitled to one vote per share.

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

         In August, 1999, the Board of Directors voted subject to stockholder approval, to increase the number of shares of Class A common stock reserved for issuance under the 1996 plan by 1,000,000 shares to 5,000,000 shares. This increase was approved by the shareholders on May 25, 2000.

         In August 2000, the Board of Directors voted, subject to stockholder approval, to amend the 1996 Plan to (i) authorize grants to members of the Company's board of directors (ii) provide the Committee with more flexibility in determining the exercise price of awards made under the 1996 Plan (iii) allow for grants of unrestricted stock and (iv) set forth performance criteria that the Committee may establish for the granting of stock awards.

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

                                                                          2000             1999                1998
                                                                        ---------        -------             -------
          Net loss applicable to common stock -
           as reported
                                                                        $ (94,470)       (44,900)            (12,255)
                                                                        =========        =======             =======
          Net loss applicable to common stock -
           pro forma
                                                                        $(100,877)       (50,073)            (15,145)
                                                                        =========        =======             =======
          Net loss per common share -
           as reported (basic and diluted)                              $   (1.04)          (.65)               (.24)
                                                                        =========        =======             =======
          Net loss per common share -
           pro forma (basic and diluted)                                $   (1.11)          (.73)               (.29)
                                                                        =========        =======             =======


                                                                     (continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)



       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                    Grant            Dividend              Expected              Risk Free              Expected
                     Year             Yield               Volatility           Interest Rate             Lives
                    -----            --------             ----------           -------------            --------
                     2000              0%                    54%                    6%                     4
                     1999              0%                    54%                    6%                     4
                     1998              0%                    59%                    5%                     4


         Information regarding the 1996 Plan for the years ended December 31, 2000, 1999 and 1998, is as follows:


                                          2000                       1999                       1998
                                 ------------------------   ------------------------   ------------------------
                                                 Weighted                   Weighted                   Weighted
                                                 Average                    Average                    Average
                                                 Exercise                   Exercise                   Exercise
                                   Shares         Price       Shares         Price       Shares        Price
                                 ----------    ----------   ----------    ----------   ----------    ----------
Outstanding, beginning of year    2,757,954    $    27.14    2,240,567    $    19.25    1,868,804    $    11.60
Granted ......................      470,500         43.87    1,115,000         37.94      950,500         29.88
Exercised ....................     (299,619)        17.75     (525,725)        15.16     (538,154)        10.84
Canceled .....................      (63,188)        39.09      (71,888)        30.84      (40,583)        18.24
                                 ----------    ----------   ----------    ----------   ----------    ----------
Outstanding, end of year .....    2,865,647    $    30.59    2,757,954    $    27.14    2,240,567    $    19.25
                                 ==========    ==========   ==========    ==========   ==========    ==========

Price for exercised shares       $    17.75                 $    15.16                 $    10.84
Shares available for grant,
 end of year                        513,258                    920,570                    963,682

Weighted average fair value of
 options granted during the year $    26.57                  $   23.19                 $    13.09

         The following table summarizes information about fixed-price stock options outstanding at December 31, 2000:

                                          Weighted
      Range            Number              Average        Weighted            Number           Weighted
       Of           Outstanding          Remaining        Average           Exercisable        Average
     Exercise            At              Contractual      Exercise               At            Exercise
      Prices      December 31, 2000         Life            Price        December 31, 2000       Price
     --------     -----------------      -----------      --------       -----------------     ---------
 $ 10.67 - 17.00       587,747              5.77         $  11.87            418,997            $10.78
   17.67 - 26.17       104,400              6.46            20.71                 --              0.00
   26.69 - 33.38     1,402,000              7.99            31.20            446,500             31.84
   34.16 - 47.75       658,500              8.97            42.41             25,400             38.33
         - 60.63       113,000              9.01            60.63              7,500             60.63

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

                                                                     (continued)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

(13)     Commitments and Other Contingencies

         The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits of $150 per employee, per claim, per year. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. The Company maintains a $385 letter of credit with a bank to meet requirements of the Company's worker's compensation insurance carrier.

         The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering employees who have completed one year of service and are at least 21 years of age. The Company matches 50% of employees' contributions up to 5% of related compensation. Employees can contribute up to 15% of compensation. Full vesting on the Company's matched contributions occurs after five years. Annually, at the Company's discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. In total, for the years ended December 31, 1999 and 1998 the Company contributed $2,403 and $1,608, respectively. The Company did not make a profit sharing contribution for the year ended December 31, 2000.

         The Company sponsors a Deferred Compensation Plan for the benefit of certain of its senior management who meet specific age and years of service criteria. Employees who have attained the age of 30 and have a minimum of 10 years of service are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee's length of service. The Company's contributions to the Plan are maintained in a "rabbi" trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of the Company. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee's deferred compensation account. The Company has contributed $456, $448 and $406 to the Plan during the years ended December 31, 2000, 1999 and 1998, respectively. Contributions to the Deferred Compensation Plan are discretionary and are determined by the Board of Directors.

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

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

(15)     Disclosures About Fair Value of Financial Instruments

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999. The fair value of the financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                           2000                       1999
                                 ------------------------   -----------------------
                                  Carrying     Estimated    Carrying     Estimated
                                   Amount      Fair Value    Amount      Fair Value
                                 ----------    ----------   ----------   ----------
               Long-term debt    $1,671,466    $1,677,434   $1,611,463   $1,613,209

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

(16)     Quarterly Financial Data (Unaudited)

                                                         Fiscal Year 2000 Quarters
                                             March 31      June 30    September 30      December 31
                                             --------      -------    ------------      -----------
     Net revenues                           $ 151,267    $ 172,953    $     184,806    $     178,293
     Net revenues less direct
      advertising expenses                     98,755      119,327          128,768          123,004
     Net loss applicable to common stock      (29,065)     (20,489)         (19,600)         (25,316)
     Net loss per common
      share (basic and diluted)                  (.33)        (.23)            (.21)            (.27)

                                                         Fiscal Year 1999 Quarters
                                             March 31      June 30    September 30      December 31
                                             --------      -------    ------------      -----------
     Net revenues                           $  85,766    $  97,809    $     111,039    $     149,521
     Net revenues less direct
      advertising expenses                     56,002       67,328           77,803           99,912
     Net loss applicable to common stock      (10,797)      (5,161)          (3,575)         (25,367)
     Net loss per common share (basic and
      (diluted)                                  (.18)        (.08)            (.05)            (.29)

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

(18)     Subsequent Events

         Effective January 30, 2001, Lamar Media Corp. and its subsidiaries entered into an amendment to its bank credit agreement for the purposes of increasing "Incremental Loan Commitments" from $400,000 to $1,000,000, and affording Lamar Media Corp. and Lamar Advertising Company more flexibility in incurring debt. The "Total Debt Ratio", previously measured at the Lamar Advertising Company level, is now measured at the Lamar Media Corp. level with the result that the 5-1/4% Convertible Notes will be excluded from this ratio. The loan documents were amended further to permit Lamar Advertising Company to incur additional debt which is no more restrictive than the high-yield debt currently outstanding. In connection with these changes, the note receivable and note payable of equal amounts between Lamar Advertising and Lamar Media, its wholly-owned subsidiary, were cancelled. The cancellation of the note of $287,500 will be treated as capital contributed by parent on Lamar Media's balance sheet effective January 30, 2001.

         Effective February 1, 2001, the Company purchased all of the outstanding common stock of Bowlin Outdoor Advertising and Travel Centers Incorporated by issuing 725,000 shares of the Company's Class A common stock valued at approximately $29,000.

SCHEDULE 2

                            Lamar Advertising Company
                        Valuation and Qualifying Accounts
                The Years Ended December 31, 2000, 1999 and 1998
                                   (in 000's)

                                                             Balance at        Charged to
                                                             Beginning         Costs and                         Balance at
                 Description                                 of Period         Expenses       Deductions        End of Period
                 -----------                                 -----------       -----------    ----------        -------------
Year ended December 31, 2000
Deducted in balance sheet from trade accounts
  receivable: Allowance for doubtful accounts                 $  3,928             5,991         5,005             4,914

Deducted in balance sheet from intangible
  assets: Amortization of intangible assets                   $171,316           185,409            --           356,725

Year ended December 31, 1999
Deducted in balance sheet from trade accounts
  receivable: Allowance for doubtful accounts                 $  2,722             4,065         2,859             3,928

Deducted in balance sheet from intangible
  assets: Amortization of intangible assets                   $ 72,121           100,019           824           171,316

Year ended December 31, 1998
Deducted in balance sheet from trade accounts
  receivable: Allowance for doubtful accounts                 $  1,311             2,883         1,472             2,722

Deducted in balance sheet from intangible
  assets: Amortization of intangible assets                   $ 29,698            43,023            --            72,721

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES


Independent Auditors' Report..........................................................57

Consolidated Balance Sheets as of December 31, 2000 and 1999..........................58

Consolidated Statements of Operations for the years ended December 31, 2000,
     1999 and 1998................................................................... 59

Consolidated Statements of Comprehensive Income for the years ended
     December 31, 2000, 1999 and 1998................................................ 60

Consolidated Statements of Stockholder's Equity for the years ended
     December 31, 2000, 1999 and 1998................................................ 61

Consolidated Statements of Cash Flows for the years ended December 31,
      2000, 1999 and 1998............................................................ 62

Notes to Consolidated Financial Statements ........................................63-68

                          Independent Auditors' Report


Board of Directors
Lamar Media Corp.:

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2000, and 1999, and the related consolidated statements of operations, comprehensive income, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Media Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the consolidated financial statements of Lamar Advertising Company, the Company changed its method of accounting for the costs of start-up activities in 1999.

                                                     KPMG LLP


New Orleans, Louisiana
February 2, 2001

                                LAMAR MEDIA CORP.
                                and Subsidiaries
                           Consolidated Balance Sheets

                           December 31, 2000 and 1999
                 (In thousands, except share and per share data)

                                                                        2000           1999
                                                                     -----------    -----------
ASSETS

Current assets:
  Cash and cash equivalents                                          $    72,340    $     8,401
  Receivables, net                                                        91,628         80,671
  Prepaid expenses                                                        23,164         21,524
  Other current assets                                                    15,966         25,193
                                                                     -----------    -----------
          Total current assets                                           203,098        135,789
                                                                     -----------    -----------

Property, plant and equipment                                          1,630,866      1,412,605
  Less accumulated depreciation and amortization                        (335,991)      (218,893)
                                                                     -----------    -----------
          Net property plant and equipment                             1,294,875      1,193,712
                                                                     -----------    -----------

Intangible assets (note 3)                                             2,106,493      1,851,965
Other assets - non-current                                                17,249         13,563
                                                                     -----------    -----------
          Total assets                                               $ 3,621,715    $ 3,195,029
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Trade accounts payable                                             $     9,918    $    11,492
  Current maturities of long-term debt (note 5)                           66,814          4,318
  Accrued expenses (note 4)                                               35,765         54,031
  Deferred income                                                         11,005         11,243
                                                                     -----------    -----------
          Total current liabilities                                      123,502         81,084

Long-term debt (note 5)                                                1,671,466      1,611,463
Deferred income taxes (note 6)                                           142,052        112,776
Other liabilities                                                          7,939          6,835
                                                                     -----------    -----------
          Total liabilities                                            1,944,959      1,812,158
                                                                     -----------    -----------

Stockholder's equity:
  Common stock, $.01 par value, authorized 3000 shares; 100 shares
  issued and outstanding at December 31, 2000 and 1999                        --             --
  Additional paid-in capital                                           1,855,421      1,469,606
  Accumulated deficit                                                   (178,665)       (86,735)
                                                                     -----------    -----------
          Stockholder's equity                                         1,676,756      1,382,871
                                                                     -----------    -----------

          Total liabilities and stockholder's equity                 $ 3,621,715    $ 3,195,029
                                                                     ===========    ===========


See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
                                and Subsidiaries
                      Consolidated Statements of Operations

                  Years ended December 31, 2000, 1999 and 1998
                 (In thousands, except share and per share data)

                                                             2000         1999         1998
                                                          ---------    ---------    ---------
Net revenues                                              $ 687,319    $ 444,135    $ 288,588
                                                          ---------    ---------    ---------

Operating expenses:
  Direct advertising expenses                               217,465      143,090       92,849
  General and administrative expenses                       137,292       94,264       60,935
  Depreciation and amortization                             315,465      176,233       88,791
                                                          ---------    ---------    ---------
                                                            670,222      413,587      242,575
                                                          ---------    ---------    ---------
          Operating income                                   17,097       30,548       46,013
                                                          ---------    ---------    ---------
Other expense (income):
  Interest income                                            (1,715)      (1,421)        (762)
  Interest expense                                          147,607       89,619       60,008
  Gain on disposition of assets                                (986)      (5,481)      (1,152)
                                                          ---------    ---------    ---------
                                                            144,906       82,717       58,094
                                                          ---------    ---------    ---------
Loss before income taxes, extraordinary item and
  cumulative effect of a change in accounting principle    (127,809)     (52,169)     (12,081)

  Income tax benefit (note 6)                               (35,879)      (9,232)        (191)
                                                          ---------    ---------    ---------

Loss before extraordinary item and cumulative
 effect of a change in accounting principle                 (91,930)     (42,937)     (11,890)

Extraordinary loss on debt extinguishment net of
 income tax benefit of $117                                      --         (182)          --
                                                          ---------    ---------    ---------

Loss before cumulative effect of a change in
 accounting principle                                       (91,930)     (43,119)     (11,890)

Cumulative effect of a change in accounting principle            --         (767)          --
                                                          ---------    ---------    ---------
Net loss                                                    (91,930)     (43,886)     (11,890)
Preferred stock dividends                                        --         (274)        (365)
                                                          ---------    ---------    ---------
Net loss applicable to common stock                       $ (91,930)   $ (44,160)   $ (12,255)
                                                          =========    =========    =========


See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
                                and Subsidiaries
                 Consolidated Statements of Comprehensive Income

                  Years ended December 31, 2000, 1999 and 1998
                                 (In Thousands)

                                                                 2000        1999        1998
                                                               --------    --------    --------
Net loss applicable to common stock                            $(91,930)   $(44,160)   $(12,255)

Other comprehensive income - change in unrealized gain (loss)
     on investment securities (net of deferred tax benefit
     $217 for the year ended
     December 31, 1998)                                              --          --         354
                                                               --------    --------    --------

Comprehensive loss                                             $(91,930)    (44,160)    (11,901)
                                                               ========    ========    ========


See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
                                and Subsidiaries
                 Consolidated Statements of Stockholder's Equity

                  Years ended December 31, 2000, 1999 and 1998
                 (In thousands, except share and per share data)

                                                                                                                 Unrealized
                                             Class A       Class A       Class B      Additional                 Gain (Loss)
                                  Common    Preferred      Common        Common        Paid-in     Accumulated  On Investment
                                  Stock       Stock         Stock         Stock        Capital       Deficit     Securities
                                 --------   ----------    ----------    ----------    ----------   ----------    ----------
Balance, December 31, 1997             --        3,649            28            19        95,691      (30,320)         (354)
 Issuance of 13,338,005 shares
  of common stock                      --           --            13            --       399,288           --            --
 Exercise of stock options             --           --             1            --        10,665           --            --
 Conversion of 1,062,912
  shares of Class B common
  stock to Class A common
  stock                                --           --             1            (1)           --           --            --
 Net loss                              --           --            --            --            --      (11,890)           --
 Dividends ($63.80 per
  preferred share)                     --           --            --            --            --         (365)           --
 Realized loss on investment
  securities, net of tax               --           --            --            --            --           --           354
                                 --------   ----------    ----------    ----------    ----------   ----------    ----------


Balance December 31, 1998              --        3,649            43            18       505,644      (42,575)           --
 Issuance of 13,023 shares
  of common stock in
  acquisitions                         --           --            --            --           475           --            --
 Exercise of stock options             --           --            --            --         3,833           --            --
 Effect of Corporate
  restructuring                        --       (3,649)          (43)          (18)        3,710           --            --
 Contributions from parent             --           --            --            --       955,944           --            --
 Net loss                              --           --            --            --            --      (43,886)           --
 Dividends ($63.80 per
  preferred share)                     --           --            --            --            --         (274)           --
                                 --------   ----------    ----------    ----------    ----------   ----------    ----------

Balance December 31, 1999        $     --           --            --            --     1,469,606      (86,735)           --
 Contributions from parent             --           --            --            --       385,815           --            --
 Net loss                              --           --            --            --            --      (91,930)           --
                                 --------   ----------    ----------    ----------    ----------   ----------    ----------


Balance December 31, 2000        $     --           --            --            --     1,855,421     (178,665)           --
                                 ========   ==========    ==========    ==========    ==========   ==========    ==========




                                     Total
                                  ----------
Balance, December 31, 1997            68,713
 Issuance of 13,338,005 shares
  of common stock                    399,301
 Exercise of stock options            10,666
 Conversion of 1,062,912
  shares of Class B common
  stock to Class A common
  stock                                   --
 Net loss                            (11,890)
 Dividends ($63.80 per
  preferred share)                      (365)
 Realized loss on investment
  securities, net of tax                 354
                                  ----------


Balance December 31, 1998            466,779
 Issuance of 13,023 shares
  of common stock in
  acquisitions                           475
 Exercise of stock options             3,833
 Effect of Corporate
  restructuring                           --
 Contributions from parent           955,944
 Net loss                            (43,886)
 Dividends ($63.80 per
  preferred share)                      (274)
                                  ----------

Balance December 31, 1999          1,382,871
 Contributions from parent           385,815
 Net loss                            (91,930)
                                  ----------


Balance December 31, 2000          1,676,756
                                  ==========

See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                        2000         1999         1998
                                                     ---------    ---------    ---------
Cash flows from operating activities:
  Net loss                                           $ (91,930)     (43,886)     (11,890)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
   Depreciation and amortization                       315,465      176,233       88,791
   Gain on disposition of assets                          (986)      (5,481)      (1,152)
   Cumulative effect of accounting change                   --          767           --
   Deferred tax benefit                                (35,737)     (13,215)      (7,537)
   Provision for doubtful accounts                       5,991        4,065        2,883
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     Receivables                                       (13,786)     (19,091)      (2,464)
     Prepaid expenses                                   (1,371)         782         (521)
     Other assets                                        4,568      (10,937)      (2,148)
   Increase (decrease) in:
     Trade accounts payable                             (1,574)       3,438          250

     Accrued expenses                                   (1,910)      14,974        4,326
     Deferred income                                      (964)      (7,184)       2,132
     Other liabilities                                     196          (29)        (172)
                                                     ---------    ---------    ---------
        Net cash provided by operating activities      177,962      100,436       72,498
                                                     ---------    ---------    ---------

Cash flows from investing activities:
  Capital expenditures                                 (78,304)     (77,186)     (55,196)
  Purchase of new markets                             (355,958)    (878,933)    (485,514)
  Proceeds from sale of property and equipment           2,827        7,603        5,493
                                                     ---------    ---------    ---------

        Net cash used in investing activities         (431,435)    (948,516)    (535,217)
                                                     ---------    ---------    ---------

Cash flows from financing activities:
  Net proceeds from the issuance of common stock            --        2,231      402,629
  Contribution from parent                             200,212           --           --
  Proceeds from issuance of long-term debt                  --      279,594           70
  Principal payments on long-term debt                  (5,330)     (79,667)      (6,229)
  Debt issuance costs                                   (1,470)          --       (3,035)
  Net borrowing under credit agreements                124,000      526,000      191,000
  Dividends                                                 --         (274)        (365)
                                                     ---------    ---------    ---------
       Net cash provided by financing activities       317,412      727,884      584,070
                                                     ---------    ---------    ---------

       Net increase (decrease) in cash and
        cash equivalents                                63,939     (120,196)     121,351

Cash and cash equivalents at beginning
  of period                                              8,401      128,597        7,246
                                                     ---------    ---------    ---------

Cash and cash equivalents at end of period           $  72,340        8,401      128,597
                                                     =========    =========    =========

Supplemental disclosures of cash flow information:
  Cash paid for interest                             $ 147,875       83,837       56,960
                                                     =========    =========    =========

  Cash paid for income taxes                         $   1,936        6,919        1,107
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

                  Lamar Media Corp. is engaged in the outdoor advertising business operating approximately 116,800 outdoor advertising displays in 42 states. Lamar Media's operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

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

                  Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 4, 6, 11 through 13, 15, 17, 18 and portions of notes 1, 8 and 10 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this Report is substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.


                                                                     (Continued)

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


         (b)      Principles of Consolidation

                  The accompanying consolidated financial statements include Lamar Media Corp., its wholly-owned subsidiaries, The Lamar Company, LLC, Lamar Whiteco Outdoor Corporation, Lamar Outdoor Corporation and their majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

(2)      Noncash Financing and Investing Activities

         A summary of significant noncash financing and investing activities for the years ended December 31, 2000, 1999 and 1998:


                                                              2000          1999          1998
                                                            --------      --------      --------
         Disposition of assets                              $     --         5,387            30
         Acquisitions of assets                              185,603           475         2,706
         Recapitalization related to corporate
           restructure (note 1)                                   --         3,710            --

(3)      Intangible Assets

         The following is a summary of intangible assets at December 31, 2000 and 1999:

                                                    Estimated life
                                                       (years)            2000              1999
                                                    --------------    -----------       -----------
         Debt issuance costs and fees                    7-10         $    24,206       $    24,059
         Customer lists and contracts                    7-10             329,867           286,301
         Non-compete agreements                          3-15              53,807            50,277
         Goodwill                                          15           1,276,623         1,033,287
         Site locations and other                        5-15             774,304           628,451
                                                                      -----------       -----------
                                                                      $ 2,458,807       $ 2,022,375
                                                                      ===========       ===========
         Cost                                                           2,458,807         2,022,375
         Accumulated amortization                                        (352,314)         (170,410)
                                                                      -----------       -----------
                                                                      $ 2,106,493       $ 1,851,965
                                                                      ===========       ===========

                                                                     (Continued)

                                LAMAR MEDIA CORP.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

(4)      Accrued Expenses

         The following is a summary of accrued expenses at December 31, 2000 and 1999:

                                                    2000         1999
                                                   -------      -------
         Payroll                                   $10,939      $ 7,406
         Interest                                   17,143       17,411
         Insurance benefits                             --          838
         Purchase price payable (note 2)                --       15,750
         Other                                       7,683       12,626
                                                   -------      -------
                                                   $35,765      $54,031
                                                   =======      =======

(5)      Long-term Debt

         Long-term debt consists of the following at December 31, 2000 and 1999:



                                                               2000              1999
                                                            -----------       -----------
         5-1/4% Note to Lamar Advertising Company           $   287,500       $   287,500
         9-5/8% Senior subordinated notes (1996 Notes)          255,000           255,000
         8-5/8% Senior subordinated notes (1997 Notes)          198,989           198,882
         Bank Credit Agreement                                  900,000           776,000
         9-1/4% Senior subordinated notes                        74,073            74,073
         8% unsecured subordinated notes (see Note 12)           11,333            13,333
         Other notes with various rates and terms                11,385            10,993
                                                            -----------       -----------
                                                              1,738,280         1,615,781
         Less current maturities                                (66,814)           (4,318)
                                                            -----------       -----------
         Long-term debt, excluding current maturities       $ 1,671,466       $ 1,611,463
                                                            ===========       ===========

         Long-term debt matures as follows:

                   2001                           $   66,814
                   2002                               66,607
                   2003                              128,416
                   2004                              155,393
                   2005                              173,310
                   Later years                     1,147,740

         On August 10, 1999, Lamar Media Corp. borrowed from Lamar Advertising Company, its parent, $287,500 in exchange for a note payable bearing interest at 5-1/4% due 2006. The proceeds were used to pay down existing bank debt of the Company.

                                                                     (Continued)

                                LAMAR MEDIA CORP.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

(6)      Income Taxes

         Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998, consists of:

                                                            Current        Deferred        Total
                                                            --------       --------       --------
         Year ended December 31, 2000:
          U.S. federal                                      $     --        (28,865)       (28,865)
          State and local                                       (142)        (6,872)        (7,014)
                                                            --------       --------       --------
                                                            $   (142)       (35,737)       (35,879)
                                                            ========       ========       ========
         Year ended December 31, 1999:
          U.S. federal                                      $  3,083        (11,521)        (8,438)
          State and local                                        900         (1,694)          (794)
                                                            --------       --------       --------
                                                            $  3,983        (13,215)        (9,232)
                                                            ========       ========       ========

         Year ended December 31, 1998:
          U.S. federal                                      $  6,269         (6,074)           195
          State and local                                      1,077         (1,463)          (386)
                                                            --------       --------       --------
                                                               7,346         (7,537)          (191)
         Change in deferred tax attributable
          to unrealized losses on investment
          securities, included in stockholders'
          equity                                                  --            217            217
                                                            --------       --------       --------
                                                            $  7,346         (7,320)            26
                                                            ========       ========       ========

         Income tax benefit attributable to continuing operations for the years ended December 31, 2000, 1999 and 1998, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to earnings before income taxes as follows:

                                                                   2000           1999           1998
                                                                 --------       --------       --------
         Computed "expected" tax benefit                         $(43,455)       (17,737)        (4,108)
         Increase (reduction) in income taxes
          resulting from:
           Book expenses not deductible for tax
            purposes                                                  754            122            450
           Amortization of non-deductible goodwill                 11,845          8,814          3,752
           State and local income taxes, net
            of federal income tax benefit                          (4,629)          (534)          (255)
           Other differences, net                                    (394)           103            (30)
                                                                 --------       --------       --------
                                                                 $(35,879)        (9,232)          (191)
                                                                 ========       ========       ========

                                                                     (Continued)

                                LAMAR MEDIA CORP.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                   2000             1999
                                                                 ---------       ---------
         Deferred tax liabilities:
          Plant and equipment, principally
           due to differences in depreciation                    $  (3,513)      $  (3,942)
          Plant and equipment, due to basis
           differences on acquisitions                            (161,065)       (134,323)
          Employee benefit plans                                        --          (1,058)
         Intangibles, due to differences in
           amortizable lives                                       (19,891)             --
                                                                 ---------       ---------
          Deferred tax liabilities                                (184,469)       (139,323)

         Deferred tax assets:
          Intangibles, due to differences
           in amortizable lives                                         --           3,935
          Receivables, principally due to
           allowance for doubtful accounts                           1,916           1,514
          Plant and equipment, due to basis
           differences on acquisitions and costs
           capitalized for tax purposes                              4,246           4,614
          Investment in affiliates and plant and
           equipment, due to gains recognized for
           tax purposes and deferred for financial
           reporting purposes                                          941             941
          Accrued liabilities not deducted for tax
           purposes                                                  3,299           3,121
          Net operating loss carryforward                           31,239          11,340
          Minimum tax credit                                           331             357
          Other, net                                                   445             725
                                                                 ---------       ---------
               Deferred tax assets                                  42,417          26,547
                                                                 ---------       ---------
               Net deferred tax liability                        $(142,052)      $(112,776)
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

         Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Lamar Media will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(7)      Related Party Transactions

         Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.

                                                                     (Continued)

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

         As of December 31, 2000 and 1999, there was a receivable from Lamar Advertising Company, its parent, in the amount of $7,227 and $10,851, respectively.

(8)      Quarterly Financial Data (Unaudited)

                                                             Fiscal Year 2000 Quarters
                                             March 31         June 30      September 30     December 31
                                             ---------       ---------     ------------     -----------
         Net revenues                        $ 151,267       $ 172,953       $ 184,806       $ 178,293
         Net revenues less direct
          advertising expenses                  98,755         119,327         128,768         123,004
         Net loss applicable to
          common stock                         (28,319)        (19,448)        (19,608)        (24,555)

                                                            Fiscal Year 1999 Quarters
                                             March 31        June 30     September 30    December 31
                                             --------        -------     ------------    -----------
         Net revenues                        $ 85,766         97,809        111,039        149,521
         Net revenues less direct
          advertising expenses                 56,002         67,328         77,803         99,912
         Net loss applicable to
          common stock                        (10,797)        (5,161)        (3,221)       (24,981)

SCHEDULE 2

                                Lamar Media Corp.
                                and Subsidiaries
                        Valuation and Qualifying Accounts
                The Years Ended December 31, 2000, 1999 and 1998
                                   (in 000's)


                                                                Balance at      Charged to
                                                                Beginning       Costs and                   Balance at
                        Description                             of Period       Expenses        Deductions  End of Period
                        -----------                             ---------       ----------      ----------  -------------
         Year ended December 31, 2000
         Deducted in balance sheet from trade accounts
           receivable: Allowance for doubtful accounts           $  3,928         5,991         5,005         4,914

         Deducted in balance sheet from intangible
           assets: Amortization of intangible assets             $170,410       181,904            --       352,314

         Year ended December 31, 1999
         Deducted in balance sheet from trade accounts
           receivable: Allowance for doubtful accounts           $  2,722         4,065         2,859         3,928

         Deducted in balance sheet from intangible
           assets: Amortization of intangible assets             $ 72,721        99,113           824       170,410

         Year ended December 31, 1998
         Deducted in balance sheet from trade accounts
           receivable: Allowance for doubtful accounts           $  1,311         2,883         1,472         2,722

         Deducted in balance sheet from intangible
           assets: Amortization of intangible assets             $ 29,698        43,023            --        72,721

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lamar Advertising Company
None

Lamar Media Corp.
None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders: "Election of Directors - Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

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

(B)     REPORTS ON FORM 8-K

        Reports on Form 8-K were filed with the Commission during the fourth quarter of 2000 to report the following items as of the dates indicated:

               Lamar Advertising filed a Current Report on Form 8-K, dated October 17, 2000 to file certain financial statements of Advantage Outdoor Company, LP, the wholly-owned subsidiary of Billboard Acquisition Company, LLC which Lamar Advertising acquired in May 2000.

               On November 16, 2000, Lamar Advertising filed a Current Report on Form 8-K in order to furnish certain exhibits for incorporation by reference into the Registration Statement on Form S-3 of Lamar Advertising Company previously filed with Securities and Exchange Commission (File No. 333-48288), which Registration Statement was declared effective by the Commission on November 2, 2000. Lamar Advertising Company filed an Underwriting Agreement dated November 15, 2000 between Lamar and Morgan Stanley & Co. Incorporated as Exhibit 1.2 to such Registration Statement and an opinion of Palmer & Dodge LLP, counsel to the Company, regarding the validity of 4,500,000 shares of the Company's Class A common stock, $.001 par value per share, to be sold by the Company pursuant to such Underwriting Agreement as Exhibit 5.2 to such Registration Statement.

                                INDEX TO EXHIBITS

Exhibit No.                  Description

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

  3.3 Certificate of Amendment of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (Filed No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

  3.4 Certificate of Correction of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

  3.5    Amended and Restated Bylaws of the Company. Previously filed as exhibit
         3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

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

  4.25 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of August 8, 2000. Previously filed as Exhibit 4.3 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

  4.26 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of August 8, 2000. Previously filed as Exhibit 4.8 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

  4.27 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated as of August 8, 2000. Previously filed as Exhibit 4.9 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

  4.28 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated December 23, 1999. Previously filed as Exhibit 4.28 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1999, (File No. 0-30242), and incorporated herein by reference.

  4.29 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated December 23, 1999. Previously filed as Exhibit 4.29 to the Company's

         Annual Report on Form 10-K for fiscal year ended December 31, 1999, (File No. 0-30242), and incorporated herein by reference.

  4.30 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated December 23, 1999. Previously filed as Exhibit 4.30 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1999, (File No. 0-30242), and incorporated herein by reference.

  4.31 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of August 8, 2000. Previously filed as Exhibit 4.3 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

  4.32 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of August 8, 2000. Previously filed as Exhibit 4.8 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

  4.33 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated as of August 8, 2000. Previously filed as Exhibit 4.2 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

  4.34 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of June 1, 2000. Previously filed as Exhibit 4.3 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

  4.35 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of June 30, 2000. Previously filed as Exhibit 4.1 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

  4.36 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated as of June 1, 2000. Previously filed as Exhibit 4.2 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

  4.37 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of March 2, 2000. Previously filed as Exhibit 4.3 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 0-30242) filed on May 15, 2000 and incorporated herein by reference.

  4.38 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of March 2, 2000. Previously filed as Exhibit 4.1 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 0-30242) filed on May 15, 2000 and incorporated herein by reference.

  4.39 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated as of March 2, 200. Previously filed as Exhibit 4.2 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 0-30242) filed on May 14, 2000 and incorporated herein by reference.

  4.40 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of December 31, 2000. Filed herewith.

  4.41 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of December 31, 2000. Filed herewith.

  4.42 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated as of December 31, 2000. Filed herewith.

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

  10.5* 1996 Equity Incentive Plan. Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 0-30242), for the period ended June 30, 2000 filed on August 11, 2000 and incorporated herein by reference.

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

  10.21 Amended and Restated Registration Rights Agreement dated as of July 19, 2000 among Lamar Advertising Company, AMFM Operating Inc., AMFM Holdings Inc. and Clear Channel Communications, Inc. Previously filed as Exhibit 10.3 to Lamar Advertising Company's Current Report on Form 8-K (File No. 0-030242) filed on August 31, 2000 and incorporated herein by reference.

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

  10.23  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
         August 13, 1999 by Lamar Florida, Inc. in favor of The Chase Manhattan
         Bank, as Administrative Agent dated December 23, 1999. Previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1999, (File No. 1-12407), and incorporated herein by reference.

  10.24* 2000 Employee Stock Purchase Plan. Previously filed as Exhibit 10.3 to
         Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

  10.25  Series A-1 Incremental Loan Agreement among Lamar Advertising Company,
         Lamar Media Corp. and certain of its subsidiaries, the Series A-1
         Lenders and the Chase Manhattan Bank, as Administrative Agent, dated as of May 31, 2000. Previously filed as exhibit 10.4 to Lamar Advertising
         Company's Quarterly Report on Form 10-Q for the period ended June 30,
         2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

  10.26  Series A-2 and B-1 Incremental Loan Agreement among Lamar Advertising
         Company, Lamar Media Corp. and certain of its subsidiaries, the Series
         A-2 and B-1 Lenders and the Chase Manhattan Bank, as Administrative
         Agent, dated as of June 22, 2000. Previously filed as exhibit 10.4 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

  10.27 Amendment No. 1 to Credit Agreement and Guaranty and Pledge Agreement dated as of April 10, 2000 in respect of (i) the Credit Agreement dated as of August 13, 1999 between Lamar Media Corp., the Subsidiary
         Guarantors party thereto, the lenders party thereto, and The Chase
         Manhattan Bank, as Administrative Agent, and (ii) the Guaranty and
         Pledge Agreement dated as of September 15, 1999 between Lamar
         Advertising Company and The Chase Manhattan Bank. Filed herewith.

  10.28 Amendment No. 2 to Credit Agreement and Guaranty and Pledge Agreement dated as of January 30, 2001 in respect of (i) the Credit Agreement dated as of August 13, 1999 between Lamar Media Corp., the Subsidiary
         Guarantors party thereto, the lenders party thereto, and The Chase
         Manhattan Bank, as Administrative Agent, and (ii) the Guaranty and
         Pledge Agreement dated as of September 15, 1999 between Lamar
         Advertising Company and The Chase Manhattan Bank. Filed herewith.

  10.29  First Amendment to Stockholders Agreement by and among Lamar
         Advertising Company, AMFM Operating, Inc., AMFM Holdings, Inc., Clear
         Channel Communications, Inc. and the Reilly Family Limited Partnership, dated July 19, 2000. Previously filed as exhibit 10.1 to the Company's
         Current Report on Form 8-K filed on August 31, 2000, and incorporated herein by reference.

  10.30  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
         August 13, 1999 by Lamar Ohio Outdoor Holding Corp. in favor of The
         Chase Manhattan Bank, as Administrative Agent dated September 13, 2000.
         Previously filed as Exhibit 10.1 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 2000, (File No. 0-30242) filed on November 14, 2000, and incorporated herein by reference.

  10.31  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
         August 13, 1999 by Outdoor West, Inc. of Georgia and Outdoor West, Inc.
         of Tennessee in favor of The Chase Manhattan Bank, as Administrative
         Agent dated December 23, 1999. Previously filed as Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-Q for quarter ended June 30,
         2000, (File No. 0-30242) filed on August 11, 2000, and incorporated herein by reference.

  10.32  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
         August 13, 1999 by Lamar Advan, Inc. in favor of The Chase Manhattan
         Bank, as Administrative Agent dated March 2, 2000. Previously filed as
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for quarter ended March 31, 2000, (File No. 0-30242) filed on May 15, 2000, and incorporated herein by reference.

  10.33  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
         August 13, 1999 by Texas Logos, L.P., in favor of The Chase Manhattan
         Bank, as Administrative Agent dated December 31, 2000. Filed herewith.

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

                                       LAMAR ADVERTISING COMPANY

March 23, 2001                         By: /s/ Kevin P. Reilly, Jr.
                                           ---------------------------------
                                       Kevin P. Reilly, Jr.
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                  Title                         Date
        ---------                                  -----                         ----

/s/ Kevin P. Reilly, Jr.            Chief Executive Officer and Director        3/23/01
------------------------------
Kevin P. Reilly, Jr.

/s/ Keith A. Istre                  Chief Financial and Accounting Officer      3/23/01
------------------------------      and Director
Keith A. Istre

/s/ Charles W. Lamar, III           Director                                    3/23/01
------------------------------
Charles W. Lamar, III

/s/ Gerald H. Marchand              Director                                    3/23/01
------------------------------
Gerald H. Marchand

/s/ T. Everett Stewart, Jr.         Director                                    3/23/01
------------------------------
T. Everett Stewart, Jr.

/s/ Sean E. Reilly                  Director                                    3/23/01
------------------------------
Sean E. Reilly

/s/ Stephen P. Mumblow              Director                                    3/23/01
------------------------------
Stephen P. Mumblow

/s/ John Maxwell Hamilton           Director                                    3/23/01
------------------------------
John Maxwell Hamilton

/s/ Thomas Reifenheiser             Director                                    3/23/01
------------------------------
Thomas Reifenheiser

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LAMAR MEDIA CORP.

March 23, 2001                         By: /s/ Kevin P. Reilly, Jr.
                                           ---------------------------------
                                       Kevin P. Reilly, Jr.
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                  Title                           Date
        ---------                                  -----                           ----

/s/ Kevin P. Reilly, Jr.             Chief Executive Officer and Director         3/23/01
------------------------------
Kevin P. Reilly, Jr.

/s/ Keith A. Istre                   Chief Financial and Accounting Officer       3/23/01
------------------------------       and Director
Keith A. Istre

/s/ Charles W. Lamar, III            Director                                     3/23/01
------------------------------
Charles W. Lamar, III

/s/ Gerald W. Marchand               Director                                     3/23/01
------------------------------
Gerald W. Marchand

/s/ T. Everett Stewart, Jr.          Director                                     3/23/01
------------------------------
T. Everett Stewart, Jr.

/s/ Sean E. Reilly                   Director                                     3/23/01
------------------------------
Sean E. Reilly

/s/ Stephen P. Mumblow               Director                                     3/23/01
------------------------------
Stephen P. Mumblow

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

  3.3    Certificate of Amendment of Certificate of Incorporation of Lamar
         Advertising Company. Previously filed as Exhibit 3.3 to the Company's
         Quarterly Report on Form 10-Q for the period ended June 30, 2000 (Filed
         No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

  3.4    Certificate of Correction of Certificate of Incorporation of Lamar
         Advertising Company. Previously filed as Exhibit 3.4 to the Company's
         Quarterly Report on Form 10-Q for the period ended September 30, 2000
         (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

  3.5    Amended and Restated Bylaws of the Company. Previously filed as exhibit
         3.3 to the Company's Quarterly Report on Form 10-Q for the period ended
         June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

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

  4.25   Supplemental Indenture to the Indenture dated September 25, 1997 among
         Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of August 8, 2000. Previously filed as Exhibit 4.3 to Lamar Advertising Company's Quarterly Report on
         Form 10-Q for the period ended September 30, 2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

  4.26   Supplemental Indenture to the Indenture dated November 15, 1996 among
         Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of August 8, 2000. Previously filed as Exhibit 4.8 to Lamar Advertising Company's Quarterly Report on
         Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

  4.27   Supplemental Indenture to the Indenture dated August 15, 1997 among
         Outdoor Communications, Inc., certain of its subsidiaries and First
         Union National Bank, as Trustee, dated as of August 8, 2000. Previously filed as Exhibit 4.9 to Lamar Advertising Company's Quarterly Report on
         Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

  4.28   Supplemental Indenture to the Indenture dated August 15, 1997 among
         Outdoor Communications, Inc., certain of its subsidiaries and First
         Union National Bank, as Trustee, dated December 23, 1999. Previously filed as Exhibit 4.28 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1999, (File No. 0-30242), and incorporated herein by reference.

  4.29   Supplemental Indenture to the Indenture dated November 15, 1996 among
         Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated December 23, 1999. Previously filed as Exhibit 4.29 to the Company's

         Annual Report on Form 10-K for fiscal year ended December 31, 1999,
         (File No. 0-30242), and incorporated herein by reference.

  4.30   Supplemental Indenture to the Indenture dated September 25, 1997 among
         Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated December 23, 1999. Previously filed as Exhibit 4.30 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1999, (File No. 0-30242), and incorporated herein by reference.

  4.31   Supplemental Indenture to the Indenture dated September 25, 1997 among
         Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of August 8, 2000. Previously filed as Exhibit 4.3 to Lamar Advertising Company's Quarterly Report on
         Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

  4.32   Supplemental Indenture to the Indenture dated November 15, 1996 among
         Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of August 8, 2000. Previously filed as Exhibit 4.8 to Lamar Advertising Company's Quarterly Report on
         Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

  4.33   Supplemental Indenture to the Indenture dated August 15, 1997 among
         Outdoor Communications, Inc., certain of its subsidiaries and First
         Union National Bank, as Trustee, dated as of August 8, 2000. Previously filed as Exhibit 4.2 to Lamar Advertising Company's Quarterly Report on
         Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

  4.34   Supplemental Indenture to the Indenture dated September 25, 1997 among
         Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of June 1, 2000. Previously filed as Exhibit 4.3 to Lamar Advertising Company's Quarterly Report on
         Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

  4.35   Supplemental Indenture to the Indenture dated November 15, 1996 among
         Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of June 30, 2000. Previously filed as Exhibit 4.1 to Lamar Advertising Company's Quarterly Report on
         Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

  4.36   Supplemental Indenture to the Indenture dated August 15, 1997 among
         Outdoor Communications, Inc., certain of its subsidiaries and First
         Union National Bank, as Trustee, dated as of June 1, 2000. Previously filed as Exhibit 4.2 to Lamar Advertising Company's Quarterly Report on
         Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

  4.37   Supplemental Indenture to the Indenture dated September 25, 1997 among
         Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of March 2, 2000. Previously filed as Exhibit 4.3 to Lamar Advertising Company's Quarterly Report on
         Form 10-Q for the period ended March 31, 2000 (File No. 0-30242) filed on May 15, 2000 and incorporated herein by reference.

  4.38   Supplemental Indenture to the Indenture dated November 15, 1996 among
         Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of March 2, 2000. Previously filed as Exhibit 4.1 to Lamar Advertising Company's Quarterly Report on
         Form 10-Q for the period ended March 31, 2000 (File No. 0-30242) filed on May 15, 2000 and incorporated herein by reference.

  4.39   Supplemental Indenture to the Indenture dated August 15, 1997 among
         Outdoor Communications, Inc., certain of its subsidiaries and First
         Union National Bank, as Trustee, dated as of March 2, 200. Previously filed as Exhibit 4.2 to Lamar Advertising Company's Quarterly Report on
         Form 10-Q for the period ended March 31, 2000 (File No. 0-30242) filed on May 14, 2000 and incorporated herein by reference.

  4.40   Supplemental Indenture to the Indenture dated September 25, 1997 among
         Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of December 31, 2000. Filed herewith.

  4.41   Supplemental Indenture to the Indenture dated November 15, 1996 among
         Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of December 31, 2000. Filed herewith.

  4.42   Supplemental Indenture to the Indenture dated August 15, 1997 among
         Outdoor Communications, Inc., certain of its subsidiaries and First
         Union National Bank, as Trustee, dated as of December 31, 2000. Filed herewith.

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

  10.5*  1996 Equity Incentive Plan. Previously filed as Exhibit 10.2 to the
         Company's Quarterly Report on Form 10-Q (File No. 0-30242), for the period ended June 30, 2000 filed on August 11, 2000 and incorporated herein by reference.

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

  10.21  Amended and Restated Registration Rights Agreement dated as of July 19,
         2000 among Lamar Advertising Company, AMFM Operating Inc., AMFM
         Holdings Inc. and Clear Channel Communications, Inc. Previously filed as Exhibit 10.3 to Lamar Advertising Company's Current Report on Form
         8-K (File No. 0-030242) filed on August 31, 2000 and incorporated herein by reference.

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

  10.23  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
         August 13, 1999 by Lamar Florida, Inc. in favor of The Chase Manhattan
         Bank, as Administrative Agent dated December 23, 1999. Previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1999, (File No. 1-12407), and incorporated herein by reference.

  10.24* 2000 Employee Stock Purchase Plan. Previously filed as Exhibit 10.3 to
         Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

  10.25  Series A-1 Incremental Loan Agreement among Lamar Advertising Company,
         Lamar Media Corp. and certain of its subsidiaries, the Series A-1
         Lenders and the Chase Manhattan Bank, as Administrative Agent, dated as of May 31, 2000. Previously filed as exhibit 10.4 to Lamar Advertising
         Company's Quarterly Report on Form 10-Q for the period ended June 30,
         2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

  10.26  Series A-2 and B-1 Incremental Loan Agreement among Lamar Advertising
         Company, Lamar Media Corp. and certain of its subsidiaries, the Series
         A-2 and B-1 Lenders and the Chase Manhattan Bank, as Administrative
         Agent, dated as of June 22, 2000. Previously filed as exhibit 10.4 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

  10.27 Amendment No. 1 to Credit Agreement and Guaranty and Pledge Agreement dated as of April 10, 2000 in respect of (i) the Credit Agreement dated as of August 13, 1999 between Lamar Media Corp., the Subsidiary
         Guarantors party thereto, the lenders party thereto, and The Chase
         Manhattan Bank, as Administrative Agent, and (ii) the Guaranty and
         Pledge Agreement dated as of September 15, 1999 between Lamar
         Advertising Company and The Chase Manhattan Bank. Filed herewith.

  10.28 Amendment No. 2 to Credit Agreement and Guaranty and Pledge Agreement dated as of January 30, 2001 in respect of (i) the Credit Agreement dated as of August 13, 1999 between Lamar Media Corp., the Subsidiary
         Guarantors party thereto, the lenders party thereto, and The Chase
         Manhattan Bank, as Administrative Agent, and (ii) the Guaranty and
         Pledge Agreement dated as of September 15, 1999 between Lamar
         Advertising Company and The Chase Manhattan Bank. Filed herewith.

  10.29  First Amendment to Stockholders Agreement by and among Lamar
         Advertising Company, AMFM Operating, Inc., AMFM Holdings, Inc., Clear
         Channel Communications, Inc. and the Reilly Family Limited Partnership, dated July 19, 2000. Previously filed as exhibit 10.1 to the Company's
         Current Report on Form 8-K filed on August 31, 2000, and incorporated herein by reference.

  10.30  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
         August 13, 1999 by Lamar Ohio Outdoor Holding Corp. in favor of The
         Chase Manhattan Bank, as Administrative Agent dated September 13, 2000.
         Previously filed as Exhibit 10.1 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 2000, (File No. 0-30242) filed on November 14, 2000, and incorporated herein by reference.

  10.31  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
         August 13, 1999 by Outdoor West, Inc. of Georgia and Outdoor West, Inc.
         of Tennessee in favor of The Chase Manhattan Bank, as Administrative
         Agent dated December 23, 1999. Previously filed as Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-Q for quarter ended June 30,
         2000, (File No. 0-30242) filed on August 11, 2000, and incorporated herein by reference.

  10.32  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
         August 13, 1999 by Lamar Advan, Inc. in favor of The Chase Manhattan
         Bank, as Administrative Agent dated March 2, 2000. Previously filed as
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for quarter ended March 31, 2000, (File No. 0-30242) filed on May 15, 2000, and incorporated herein by reference.

  10.33  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
         August 13, 1999 by Texas Logos, L.P., in favor of The Chase Manhattan
         Bank, as Administrative Agent dated December 31, 2000. Filed herewith.

  11.1   Statement regarding computation of per share earnings. Filed herewith.

  21.1   Subsidiaries of the Company. Filed herewith.

  23.1   Consent of KPMG LLP. Filed herewith.


* Management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.