Form 10-Q
period 2001-03-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2001-05-14
CIK 1090425, 899045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the period ended March 31, 2001
or

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares of Lamar Advertising Company's Class A common stock outstanding as of May 5, 2001: 81,258,742

The number of shares of the Lamar Advertising Company's Class B common stock outstanding as of May 5, 2001: 16,638,136

The number of shares of Lamar Media Corp. common stock outstanding as of May 5, 2001: 100

This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and
(ii) Lamar Media Corp. (which is a wholly-owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

                                    CONTENTS

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Lamar Advertising Company

         Condensed Consolidated Balance Sheets as of
         March 31, 2001 and December 31, 2000                            1

         Condensed Consolidated Statements of Operations
         for the three months ended March 31, 2001
         and March 31, 2000                                              2

         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 2001 and
         March 31, 2000                                                  3

         Notes to Condensed Consolidated Financial
         Statements                                                      4 - 5

         Lamar Media Corp.

         Condensed Consolidated Balance Sheets as of
         March 31, 2001 and December 31, 2000                            6

         Condensed Consolidated Statements of Operations
         for the three months ended March 31, 2001
         and March 31, 2000                                              7

         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 2001 and
         March 31, 2000                                                  8

         Notes to Condensed Consolidated Financial
         Statements                                                      9

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   10 - 12

ITEM 3.  Quantitative and Qualitative Disclosures About
         Market Risks                                                    13


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                14 - 15

         Signatures                                                      16

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS


                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       March 31,     December 31,
Assets                                                                   2001            2000
------                                                               ------------    ------------

Current assets:
  Cash and cash equivalents                                          $      4,230    $     72,340
  Receivables, net                                                         96,777          91,674
  Prepaid expenses                                                         33,898          23,164
  Other current assets                                                      8,498           8,738
                                                                     ------------    ------------
          Total current assets                                            143,403         195,916
                                                                     ------------    ------------

Property, plant and equipment                                           1,694,453       1,630,866
  Less accumulated depreciation and amortization                         (366,096)       (335,991)
                                                                     ------------    ------------
          Net property plant and equipment                              1,328,357       1,294,875
                                                                     ------------    ------------

Intangible assets                                                       2,171,552       2,129,733
Other assets - non-current                                                 19,120          17,249
                                                                     ------------    ------------
          Total assets                                               $  3,662,432    $  3,637,773
                                                                     ============    ============
Liabilities and Stockholders' Equity

Current liabilities:
  Trade accounts payable                                             $     10,813    $      9,918
  Current maturities of long-term debt                                     90,906          66,814
  Accrued expenses                                                         25,676          40,724
  Deferred income                                                          13,098          11,005
                                                                     ------------    ------------
          Total current liabilities                                       140,493         128,461

Long-term debt                                                          1,688,150       1,671,466
Deferred income taxes                                                     139,342         140,452
Other liabilities                                                           8,360           7,939
                                                                     ------------    ------------
          Total liabilities                                             1,976,345       1,948,318
                                                                     ------------    ------------
Stockholders' equity:
  Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,719.49 shares
    issued and outstanding at 2001 and 2000                                    --              --
  Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized, 0 shares issued and
    outstanding at 2001 and 2000                                               --              --
  Class A common stock, par value $.001, 175,000,000 shares
    authorized, 81,258,742 shares and 80,101,793 issued and
    outstanding at 2001 and 2000, respectively                                 81              80
  Class B common stock, par value $.001, 37,500,000 shares
    authorized, 16,638,136 and 17,000,000 shares issued and
    outstanding at 2001 and 2000, respectively                                 17              17
  Additional paid-in capital                                            1,902,315       1,871,303
  Accumulated deficit                                                    (216,326)       (181,945)
                                                                     ------------    ------------
          Stockholders' equity                                          1,686,087       1,689,455
                                                                     ------------    ------------
          Total liabilities and stockholders' equity                 $  3,662,432    $  3,637,773
                                                                     ============    ============


See accompanying notes to consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                           Three months ended
                                                               March 31,
                                                          2001             2000
                                                      ------------    ------------

Net revenues                                          $    170,385    $    151,267
                                                      ------------    ------------

Operating expenses:
  Direct advertising expenses                               61,536          52,512
  General and administrative expenses                       37,696          34,204
  Depreciation and amortization                             85,407          72,970
                                                      ------------    ------------
                                                           184,639         159,686
                                                      ------------    ------------
          Operating loss                                   (14,254)         (8,419)
                                                      ------------    ------------
Other expense (income):
  Interest income                                             (244)           (327)
  Interest expense                                          35,780          32,890
  (Gain) loss on disposition of assets                        (216)              1
                                                      ------------    ------------
                                                            35,320          32,564
                                                      ------------    ------------

Loss before income tax benefit                             (49,574)        (40,983)
  Income tax benefit                                       (15,284)        (12,009)
                                                      ------------    ------------

Net loss                                                   (34,290)        (28,974)
  Preferred stock dividends                                    (91)            (91)
                                                      ------------    ------------
Net loss applicable to common stock                   $    (34,381)   $    (29,065)
                                                      ============    ============


Loss per common share - basic and diluted             $       (.35)   $       (.33)
                                                      ============    ============

Weighted average common shares outstanding              97,603,342      88,466,644
Incremental common shares from dilutive stock
  options                                                       --              --
Incremental common shares from convertible debt                 --              --
                                                      ------------    ------------
Weighted average common shares assuming dilution        97,603,342      88,466,644
                                                      ============    ============

See accompanying notes to consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                              Three Months Ended
                                                                   March 31,
                                                             2001            2000
                                                         ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                 $    (34,290)   $    (28,974)

Adjustments to reconcile net loss
  to net cash provided by operating activities:
   Depreciation and amortization                               85,407          72,970
   (Gain) loss on disposition of assets                          (216)              1
   Deferred tax benefit                                       (15,611)        (12,527)
   Provision for doubtful accounts                              1,803           1,183
Changes in operating assets and liabilities:
   (Increase) decrease in:
     Receivables                                               (6,416)           (785)
     Prepaid expenses                                         (10,103)         (7,273)
     Other assets                                                (276)           (508)
   Increase (decrease) in:
     Trade accounts payable                                       895          (1,531)
     Accrued expenses                                         (17,416)        (11,208)
     Deferred income                                            1,846             955
     Other liabilities                                            504              33
                                                         ------------    ------------
       Net cash provided by operating activities                6,127          12,336
                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable                                     (197)         (3,351)
Acquisition of new markets                                   (101,556)        (82,082)
Capital expenditures                                          (15,571)        (19,004)
Proceeds from disposition of assets                             1,036             531
                                                         ------------    ------------
  Net cash used in investing activities                      (116,288)       (103,906)
                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                      1,487           1,213
Principal payments on long-term debt                           (1,345)         (1,048)
Net borrowings under credit agreements                         42,000          93,000
Dividends                                                         (91)            (91)
                                                         ------------    ------------
   Net cash provided by financing activities                   42,051          93,074
                                                         ------------    ------------

Net (decrease) increase in cash and cash equivalents          (68,110)          1,504

Cash and cash equivalents at beginning of period               72,340           8,401
                                                         ------------    ------------

Cash and cash equivalents at end of period               $      4,230    $      9,905
                                                         ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                   $     39,560    $     36,504
                                                         ============    ============

Cash paid for state and federal income taxes             $        368    $        886
                                                         ============    ============

Common stock issued for acquisitions                     $     29,000    $     29,226
                                                         ============    ============

See accompanying notes to consolidated financial statements

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1. Significant Accounting Policies

The information included in the foregoing interim financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Advertising Company's financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

2. Acquisitions

On January 1, 2001, the Company purchased the assets of two outdoor advertising companies, American Outdoor Advertising, LLC and Appalachian Outdoor Advertising Co., Inc. for a total cash purchase price of approximately $31,536 and $20,000, respectively.

On February 1, 2001, the Company purchased all of the outstanding common stock of Bowlin Outdoor Advertising and Travel Centers, Inc. for a total purchase price of approximately $44,100. The purchase price consisted of approximately $15,100 cash and the issuance of 725,000 shares of Lamar Advertising Class A common stock valued at $29,000.

During the three months ended March 31, 2001, the Company completed 28 additional acquisitions of outdoor advertising assets for a cash purchase price of approximately $34,414.

Each of these acquisitions was accounted for under the purchase method of accounting, and, accordingly, the accompanying financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition. The following is a summary of the preliminary allocation of the acquisition costs in the above transactions.

                                             Property
                              Current         Plant &                        Other          Other        Current       Long-term
                               Assets        Equipment      Goodwill      Intangibles      Assets      Liabilities    Liabilities
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

American Outdoor                     557          1,185         18,682         11,112             --             --             --
Appalachian Outdoor                   --         10,377          7,510          2,113             --             --             --
Bowlin Outdoor                     1,726         29,173          9,218         23,889             73          3,371         16,608
Other                                196         12,526          8,410         13,283             --              1             --
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
                                   2,479         53,261         43,820         50,397             73          3,372         16,608
                            ============   ============   ============   ============   ============   ============   ============

Summarized below are certain unaudited pro forma statement of operations data for the three months ended March 31, 2001 and 2000 as if each of the above acquisitions and the acquisitions occurring in 2000, which were fully described in the Company's December 31, 2000 Annual Report on Form 10-K, had been consummated as of January 1, 2000. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                     Three Months Ended   Three Months Ended
                                        March 31, 2001      March 31, 2000
                                     ------------------   ------------------

Net revenues                            $     171,111       $     167,900
                                        =============       =============

Net loss applicable to
  common stock                          $     (34,566)      $     (36,507)
                                        =============       =============

Net loss per common share-basic         $        (.35)      $        (.39)
                                        =============       =============
Net loss per common share-diluted       $        (.35)      $        (.39)
                                        =============       =============

3. Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company's direct or indirect wholly owned subsidiaries that have guaranteed the Company's obligations with respect to its publicly issued notes (collectively, the "Guarantors") are not included herein because the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered minor. Lamar Media's ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indenture relating to Lamar Media's outstanding notes.

4. Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculations of basic earnings per share excludes any dilutive effect of stock options and convertible debt while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 6,738,378 and 7,058,760 for three months ended March 31, 2001 and 2000, respectively.

5. New Accounting Pronouncement

In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB No. 133", which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. On January 1, 2001, the Company adopted SFAS No. 133. The Company's adoption of SFAS No. 133 did not have any affect on the financial position or results of operations in 2001.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 March 31,     December 31,
Assets                                                             2001            2000
------                                                         ------------    ------------

Current assets:
  Cash and cash equivalents                                    $      4,230    $     72,340
  Receivables, net                                                   96,777          91,628
  Prepaid expenses                                                   33,898          23,164
  Other current assets                                               14,233          15,966
                                                               ------------    ------------
          Total current assets                                      149,138         203,098
                                                               ------------    ------------

Property, plant and equipment                                     1,694,453       1,630,866
  Less accumulated depreciation and amortization                   (366,096)       (335,991)
                                                               ------------    ------------
          Net property plant and equipment                        1,328,357       1,294,875
                                                               ------------    ------------

Intangible assets                                                 2,148,816       2,106,493
Other assets - non-current                                           18,395          17,249
                                                               ------------    ------------
          Total assets                                         $  3,644,706    $  3,621,715
                                                               ============    ============

Liabilities and Stockholder's Equity
Current liabilities:
  Trade accounts payable                                       $     10,813    $      9,918
  Current maturities of long-term debt                               90,906          66,814
  Accrued expenses                                                   19,657          35,765
  Deferred income                                                    13,098          11,005
                                                               ------------    ------------
          Total current liabilities                                 134,474         123,502

Long-term debt                                                    1,400,650       1,671,466
Deferred income taxes                                               142,264         142,052
Other liabilities                                                     8,360           7,939
                                                               ------------    ------------
          Total liabilities                                       1,685,748       1,944,959
                                                               ------------    ------------
Stockholder's equity:
  Common stock, $.01 par value, authorized 3,000 shares;
    issued and outstanding
    100 shares at March 31, 2001 and
    December 31, 2000                                                    --              --
  Additional paid-in capital                                      2,169,769       1,855,421
  Accumulated deficit                                              (210,811)       (178,665)
                                                               ------------    ------------
          Stockholder's equity                                    1,958,958       1,676,756
                                                               ------------    ------------

          Total liabilities and stockholder's equity           $  3,644,706    $  3,621,715
                                                               ============    ============


See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                  Three Months ended
                                                     March 31,
                                                 2001            2000
                                             ------------    ------------

Net revenues                                 $    170,385    $    151,267
                                             ------------    ------------
Operating expenses:
  Direct advertising expenses                      61,536          52,512
  General and administrative expenses              37,645          33,818
  Depreciation and amortization                    84,509          72,307
                                             ------------    ------------
                                                  183,690         158,637
                                             ------------    ------------
          Operating loss                          (13,305)         (7,370)
                                             ------------    ------------
Other expense (income):
  Interest income                                    (244)           (327)
  Interest expense                                 33,263          32,890
  (Gain) loss on disposition of assets               (216)              1
                                             ------------    ------------
                                                   32,803          32,564
                                             ------------    ------------

Loss before income tax benefit                    (46,108)        (39,934)

  Income tax benefit                              (13,962)        (11,615)
                                             ------------    ------------

Net loss                                     $    (32,146)   $    (28,319)
                                             ============    ============


See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  Three Months ended
                                                                      March 31,
                                                                 2001            2000
                                                             ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $    (32,146)   $    (28,319)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
     Depreciation and amortization                                 84,509          72,307
     Gain (loss) on disposition of assets                            (216)              1
     Deferred tax benefit                                         (14,289)        (12,133)
     Provision for doubtful accounts                                1,803           1,183
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     Receivables                                                   (6,479)         (1,389)
     Prepaid expenses                                             (10,103)         (7,273)
     Other assets                                                    (721)          2,907
   Increase (decrease) in:
     Trade accounts payable                                           895          (1,531)
     Accrued expenses                                             (18,475)        (13,656)
     Deferred income                                                1,846             955
     Other liabilities                                                504              33
                                                             ------------    ------------
        Net cash provided by operating activities                   7,128          13,085
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                                       (197)         (3,351)
  Acquisition of new markets                                     (101,161)        (81,709)
  Capital expenditures                                            (15,571)        (19,004)
  Proceeds from disposition of assets                               1,036             531
                                                             ------------    ------------
        Net cash used in investing activities                    (115,893)       (103,533)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                             (1,345)         (1,048)
  Proceeds from issuance of long-term debt                         42,000          93,000
                                                             ------------    ------------
       Net cash provided by financing activities                   40,655          91,952
                                                             ------------    ------------

  Net (decrease) increase in cash and cash equivalents            (68,110)          1,504

Cash and cash equivalents at beginning of period                   72,340           8,401
                                                             ------------    ------------

Cash and cash equivalents at end of period                   $      4,230    $      9,905
                                                             ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest                                     $     35,786    $     36,504
                                                             ============    ============

  Cash paid for state and federal income taxes               $        368    $        886
                                                             ============    ============

NONCASH FINANCING ACTIVITY:
  Note payable converted to contributed capital              $    287,500    $         --
                                                             ============    ============




See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

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

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 3, and 5 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly-owned subsidiary of Lamar Advertising Company.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of Lamar Advertising Company for the three months ended March 31, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. The future operating results of the Company may differ materially from the results described below. For a discussion of certain factors which may affect the Company's future operating performance, please refer to the "Factors Affecting Future Operating Results" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 23, 2001.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net revenues increased $19.1 million or 12.6% to $170.4 million for the three months ended March 31, 2001 as compared to the same period in 2000. This increase was attributable to the Company's acquisitions during 2000 and 2001 and internal growth within the Company's existing markets.

Operating expenses, exclusive of depreciation and amortization, increased $12.5 million or 14.4% for the three months ended March 31, 2001 as compared to the same period in 2000. This was primarily the result of the additional operating expenses related to the operations of acquired outdoor advertising assets and the continued development of the logo sign program.

Depreciation and amortization expense increased $12.4 million or 17.0% from $73.0 million for the three months ended March 31, 2000 to $85.4 million for the three months ended March 31, 2001 as a result of an increase in capitalized assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income decreased $5.9 million to an operating loss of $14.3 million for three months ended March 31, 2001 from an operating loss of $8.4 million for the same period in 2000.

Interest expense increased $2.9 million from $32.9 million for the three months ended March 31, 2000 to $35.8 million for the same period in 2001 as a result of additional borrowings under the Company's bank credit facility to fund increased acquisition activity.

There was an income tax benefit of $15.3 million for the three months ended March 31, 2001 as compared to an income tax benefit of $12.0 million for the same period in 2000. The effective tax rate for the three months ended March 31, 2001 is approximately 30.8% which is less than statutory rates due to permanent differences resulting from non-deductible amortization of goodwill.

As a result of the above factors, the Company recognized a net loss for the three months ended March 31, 2001 of $34.3 million, as compared to a net loss of $29.0 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds and the issuance of Class A common stock.

During the three months ended March 31, 2001, the Company financed the cash portion of its acquisition activity of approximately $101.6 million with borrowings under the Company's bank credit facility. At March 31, 2001, following these acquisitions, the Company had $308 million available under the revolving facility and believes that this availability coupled with internally generated funds will be sufficient for the foreseeable future to satisfy all debt service obligations and to finance additional acquisition activity and current operations.

The Company's net cash provided by operating activities decreased $6.2 million for the three months ended March 31, 2001 due primarily to an increase in net loss of $5.3 million, an increase in receivables of $5.6 million and a decrease in accrued expenses of $6.2 million. These changes were offset primarily by an increase in noncash items of $9.8 million, which includes an increase in depreciation and amortization of $12.4 million and an increase in the deferred income tax benefit of $3.1 million. Net cash used in investing activities increased $12.4 million from $103.9 million for the three months ended March 31, 2000 to $116.3 million for the same period in 2001. This increase was due to a $19.5 million increase in acquisitions of new markets, offset by a $3.2 million decrease in notes receivable, and a $3.4 million decrease in capital expenditures. Net cash provided by financing activities for the three months ended March 31, 2001 is $42.1 million primarily due to $42.0 million in net borrowings under credit agreements used to finance acquisition activity and working capital requirements during the period.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

The following discussion is a summary of the key factors management considers necessary in reviewing Lamar Media's results of operations, liquidity and capital resources. The future operating results of Lamar Media may differ materially from the results described below. For a discussion of certain factors which may affect Lamar Media's future operating performance, please refer to the "Factors Affecting Future Operating Results" included in Lamar Media's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 23, 2001.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net revenues increased $19.1 million or 12.6% to $170.4 million for the three months ended March 31, 2001 as compared to the same period in 2000. This increase was attributable to Lamar Media's acquisitions during 2000 and 2001 and internal growth within Lamar Media's existing markets.

Operating expenses, exclusive of depreciation and amortization, increased $12.9 million or 14.9% for the three months ended March 31, 2001 as compared to the same period in 2000. This was primarily the result of the additional operating expenses related to the operations of acquired outdoor advertising assets and the continued development of the logo sign program.

Depreciation and amortization expense increased $12.2 million or 16.9% from $72.3 million for the three months ended March 31, 2000 to $84.5 million for the three months ended March 31, 2001 as a result of an increase in capitalized assets resulting from Lamar Media's recent acquisition activity.

Due to the above factors, operating loss increased $5.9 million to an operating loss of $13.3 million for three months ended March 31, 2001 from operating loss of $7.4 million for the same period in 2000.

Interest expense increased $0.4 million from $32.9 million for the three months ended March 31, 2000 to $33.3 million for the same period in 2001 as a result of increased borrowings under the bank credit facility used to find increased acquisition activity offset by the reduction of interest expense due to cancellation of the $287.5 million note payable to Lamar Advertising Company in January 2001.

There was an income tax benefit of $14.0 million for the three months ended March 31, 2001 as compared to an income tax benefit of $11.6 million for the same period in 2000. The effective tax rate for the three months ended March 31, 2001 is approximately 30.3% which is less than statutory rates due to permanent differences resulting from non-deductible amortization of goodwill.

As a result of the above factors, Lamar Media recognized a net loss for the three months ended March 31, 2001 of $32.1 million, as compared to a net loss of $28.3 million for the same period in 2000.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly-owned subsidiary, Lamar Media Corp. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2001.

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

At March 31, 2001, there was approximately $942 million of aggregate indebtedness outstanding under the new bank credit agreement, or approximately 52.9% of the Company's and 63.2% of Lamar Media's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the three months ended March 31, 2001 with respect to borrowings under the new bank credit agreement was $19.3 million, and the weighted average interest rate applicable to borrowings under these credit facilities during the three months ended March 31, 2001 was 8.4%. Assuming that the weighted average interest rate was 200-basis points higher (that is 10.4% rather than 8.4%), then the Company's and Lamar Media's March 31, 2001 interest expense would have been approximately $4.6 million higher resulting in a $2.8 million decrease in the Company's and Lamar Media's three months ended March 31, 2001 net income and after tax cash flow.

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

                  3.5      Bylaws of the Company. Previously filed as exhibit
                           3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

                  3.6 Amended and Restated Bylaws of Lamar Media Corp. Previously filed as exhibit 3.1 to Lamar Media's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

                  4.1 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated March 15, 2001 delivered by Lamar Hardy Outdoor Advertising, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

                  4.2 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated March 15, 2001 delivered by Lamar Hardy Outdoor Advertising, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

                  4.3 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated March 15, 2001 delivered by Lamar Hardy Outdoor Advertising, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

                  10.1 Joinder Agreement to the Lamar Media Corp. Credit Agreement dated August 13, 1999 by Lamar Hardy Outdoor Advertising, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors, in favor of The Chase Manhattan Bank, as Administrative Agent dated March 15, 2001. Filed herewith.

         (b)      Reports on Form 8-K

                  Reports on Form 8-K were filed with the Commission during the first quarter of 2001 to report the following items as of the dates indicated:

                           On January 12, 2001, the Company filed a report on Form 8-K in order to file an Underwriting Agreement dated January 11, 2001 among Lamar Advertising Company, AMFM Operating Inc. and Deutsche Bank Securities Inc. for incorporation by reference into the Registration Statement on Form S-3 (File No. 333-45490), which Registration Statement was declared effective by the Commission on September 21, 2000. An amendment to such Report on Form 8-K was filed on January 16, 2001 to correct an error in the Registration Number referenced in the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LAMAR ADVERTISING COMPANY



DATED: May 14, 2001                       BY: /s/ Keith A. Istre
                                              --------------------------------
                                              Keith A. Istre
                                              Chief Financial and Accounting
                                              Officer, Treasurer and Director


                                          LAMAR MEDIA CORP.



                                          BY: /s/ Keith A. Istre
                                              --------------------------------
                                              Keith A. Istre
                                              Chief Financial and Accounting
                                              Officer, Treasurer and Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
2.1         Agreement and Plan of Merger dated as of July 20, 1999 among Lamar
            Media Corp., Lamar New Holding Co., and Lamar Holdings Merge Co.
            Previously filed as exhibit 2.1 to the Company's Current Report on
            Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

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

3.5 Bylaws of the Company. Previously filed as exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June
            30, 1999 (File No. 0-20833) filed on August 16, 1999 and
            incorporated herein by reference.

3.6         Amended and Restated Bylaws of Lamar Media Corp. Previously filed as exhibit 3.1 to Lamar Media's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November
            12, 1999 and incorporated herein by reference.

4.1 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State
            Street Bank and Trust Company, as Trustee, dated March 15, 2001 delivered by Lamar Hardy Outdoor Advertising, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

 4.2        Supplemental Indenture to the Indenture dated August 15, 1997 among
            Outdoor Communications, Inc., certain of its subsidiaries and First
            Union National Bank, as Trustee, dated March 15, 2001 delivered by
            Lamar Hardy Outdoor Advertising, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

 4.3 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
            Street Bank and Trust Company, as Trustee, dated March 15, 2001 delivered by Lamar Hardy Outdoor Advertising, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

10.1        Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
            August 13, 1999 by Lamar Hardy Outdoor Advertising, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors, in favor of The Chase Manhattan Bank, as Administrative Agent dated March 15, 2001. Filed herewith.