Form 10-Q
period 2002-03-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2002-05-09
CIK 1090425, 899045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2002

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares of Lamar Advertising Company's Class A common stock outstanding as of May 8, 2002: 84,158,693

The number of shares of the Lamar Advertising Company's Class B common stock outstanding as of May 8, 2002: 16,611,835

The number of shares of Lamar Media Corp. common stock outstanding as of April 29, 2002: 100

This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and
(ii) Lamar Media Corp. (which is a wholly-owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This combined Quarterly Report on Form 10-Q of Lamar Advertising Company and Lamar Media Corp. contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements regarding the Company's and Lamar Media's anticipated performance in 2002.

Generally, the words anticipates, believes, expects, intends, estimates, projects, plans and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company's and Lamar Media's actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:

o risks and uncertainties relating to the Company's significant indebtedness;

o the Company's need for and ability to obtain additional funding for acquisitions or operations;

o the integration of companies that the Company acquires and its ability to recognize cost savings or operating efficiencies as a result of these acquisitions;

o the continued popularity of outdoor advertising as an advertising medium;

o        the regulation of the outdoor advertising industry; and

o the extent and length of the current economic downturn generally and the demand for advertising in particular.

For a further description of these and other risks and uncertainties, the Company encourages you to carefully read the portion of the combined Annual Report on Form 10-K for the year ended December 31, 2001 of the Company and Lamar Media (the "2001 Combined Form 10-K) under the caption "Factor Affecting Future Operating Results" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations filed with the SEC on March 21, 2002.

The Company cautions investors not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this report, and Lamar Advertising Company and Lamar Media undertake no obligation to update or revise the statements, except as may be required by law.

                                    CONTENTS


                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Lamar Advertising Company

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2002 and December 31, 2001                      1

                  Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 2002
                  and March 31, 2001                                        2

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2002 and
                  March 31, 2001                                            3

                  Notes to Condensed Consolidated Financial
                  Statements                                                4 - 7

                  Lamar Media Corp.

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2002 and December 31, 2001                      8

                  Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 2002
                  and March 31, 2001                                        9

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2002 and
                  March 31, 2001                                           10

                  Notes to Condensed Consolidated Financial
                  Statements                                               11

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            12 - 15

ITEM 3.           Quantitative and Qualitative Disclosures About
                  Market Risks                                             16


PART II - OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K                         17

                  Signatures                                               17

                  Index to Exhibits                                        18 - 19

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                 March 31,       December 31,
Assets                                                                             2002              2001
------                                                                         ------------      ------------

Current assets:
  Cash and cash equivalents                                                    $     27,121      $     12,885
  Receivables, net                                                                   99,956            95,135
  Prepaid expenses                                                                   39,659            27,176
  Other current assets                                                               16,282             8,019
                                                                               ------------      ------------
          Total current assets                                                      183,018           143,215
                                                                               ------------      ------------
Property, plant and equipment                                                     1,807,741         1,777,399
  Less accumulated depreciation and amortization                                   (481,806)         (451,686)
                                                                               ------------      ------------
          Net property, plant and equipment                                       1,325,935         1,325,713
                                                                               ------------      ------------
Intangible assets                                                                 2,212,923         2,179,475
Other assets - non-current                                                           16,873            17,304
                                                                               ------------      ------------
          Total assets                                                         $  3,738,749      $  3,665,707
                                                                               ============      ============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Trade accounts payable                                                       $     11,701      $     10,048
  Current maturities of long-term debt                                               81,976            66,559
  Accrued expenses                                                                   23,018            33,674
  Deferred income                                                                    14,004            11,618
                                                                               ------------      ------------
          Total current liabilities                                                 130,699           121,899
Long-term debt                                                                    1,775,322         1,745,026
Deferred income taxes                                                               121,922           118,837
Other liabilities                                                                     8,086             7,724
                                                                               ------------      ------------
          Total liabilities                                                       2,036,029         1,993,486
                                                                               ------------      ------------
Stockholders' equity:
  Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,719.49 shares
    issued and outstanding at 2002 and 2001                                              --                --
  Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized, 0 shares issued and
    outstanding at 2002 and 2001                                                         --                --
  Class A common stock, par value $.001, 175,000,000 shares
    authorized, 84,144,893 shares and 82,899,800 issued and
    outstanding at 2002 and 2001, respectively                                           84                83
  Class B common stock, par value $.001, 37,500,000 shares
    authorized, 16,611,835 shares issued and outstanding at 2002
    and 2001                                                                             17                17
 Additional paid-in capital                                                       2,009,817         1,963,065
 Accumulated deficit                                                               (307,198)         (290,944)
                                                                               ------------      ------------
          Stockholders' equity                                                    1,702,720         1,672,221
                                                                               ------------      ------------

          Total liabilities and stockholders' equity                           $  3,738,749      $  3,665,707
                                                                               ============      ============

See accompanying notes to condensed consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                           Three Months Ended
                                                                 March 31,
                                                          2002               2001
                                                     -------------      -------------
Net revenues                                         $     176,538      $     170,385
                                                     -------------      -------------
Operating expenses:
  Direct advertising expenses                               67,227             61,536
  General and administrative expenses                       41,206             37,696
  Depreciation and amortization                             67,100             85,407
  Gain on disposition of assets                                (89)              (216)
                                                     -------------      -------------
                                                           175,444            184,423
                                                     -------------      -------------
          Operating income (loss)                            1,094            (14,038)
                                                     -------------      -------------
Other expense (income):
  Interest income                                             (221)              (244)
  Interest expense                                          26,776             35,780
                                                     -------------      -------------
                                                            26,555             35,536
                                                     -------------      -------------

Loss before income tax benefit                             (25,461)           (49,574)
  Income tax benefit                                        (9,298)           (15,284)
                                                     -------------      -------------

Net loss                                                   (16,163)           (34,290)
  Preferred stock dividends                                    (91)               (91)
                                                     -------------      -------------
Net loss applicable to common stock                  $     (16,254)     $     (34,381)
                                                     =============      =============

Loss per common share - basic and diluted            $        (.16)     $        (.35)
                                                     =============      =============
Weighted average common shares outstanding             100,542,109         97,603,342

Incremental common shares from dilutive stock
  options                                                       --                 --
Incremental common shares from convertible debt                 --                 --
                                                     -------------      -------------
Weighted average common shares assuming dilution       100,542,109         97,603,342
                                                     =============      =============



See accompanying notes to condensed consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                              Three Months Ended
                                                                   March 31,
                                                            2002               2001
                                                         ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                 $    (16,163)     $    (34,290)

Adjustments to reconcile net loss
  to net cash provided by operating activities:
   Depreciation and amortization                               67,100            85,407
   Gain on disposition of assets                                  (89)             (216)
   Deferred tax benefit                                        (4,025)          (15,611)
   Provision for doubtful accounts                              2,744             1,803
Changes in operating assets and liabilities:
   (Increase) decrease in:
     Receivables                                               (5,698)           (6,416)
     Prepaid expenses                                         (11,773)          (10,103)
     Other assets                                              (8,130)             (276)
   Increase (decrease) in:
     Trade accounts payable                                     1,652               895
     Accrued expenses                                         (10,439)          (17,416)
     Deferred income                                            2,085             1,846
     Other liabilities                                             57               504
                                                         ------------      ------------
       Net cash provided by operating activities               17,321             6,127
                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable                                       --              (197)
Acquisition of new markets                                    (38,211)         (101,167)
Capital expenditures                                          (14,121)          (15,571)
Proceeds from disposition of assets                               701             1,036
                                                         ------------      ------------
       Net cash used in investing activities                  (51,631)         (115,899)
                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                      6,355             1,487
Principal payments on long-term debt                          (16,668)           (1,345)
Net borrowings under credit agreements                         60,000            42,000
Debt issuance costs                                            (1,050)             (389)
Dividends                                                         (91)              (91)
                                                         ------------      ------------
   Net cash provided by financing activities                   48,546            41,662
                                                         ------------      ------------

Net increase (decrease) in cash and cash equivalents           14,236           (68,110)

Cash and cash equivalents at beginning of period               12,885            72,340
                                                         ------------      ------------

Cash and cash equivalents at end of period               $     27,121      $      4,230
                                                         ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                   $     30,343      $     39,560
                                                         ============      ============

Cash paid for state and federal income taxes             $        311      $        368
                                                         ============      ============

Common stock issued for acquisitions                     $     38,000      $     29,000
                                                         ============      ============

See accompanying notes to condensed consolidated financial statements

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


1.       Significant Accounting Policies

The information included in the foregoing interim financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Advertising Company's financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the 2001 Combined Annual Report on Form 10-K.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

2.       Acquisitions

On January 1, 2002, the Company purchased the stock of Delite Outdoor of Ohio Holdings, Inc. for $38,000. The purchase price consisted of 963,488 shares of Lamar Advertising Class A common stock.

On January 8, 2002, the Company purchased the assets of MC Partners for a cash purchase price of approximately $15,313.

During the three months ended March 31, 2002, the Company completed 24 additional acquisitions of outdoor advertising assets for a cash purchase price of approximately $22,899.

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

                                                Property
                                   Current       Plant &                    Other         Other       Current       Long-term
                                   Assets       Equipment     Goodwill    Intangibles     Assets     Liabilities   Liabilities
                                  ----------   -----------   ----------   -----------   ----------   -----------   -----------
Delite Outdoor of Ohio Holdings          972        10,048       12,751        21,640           --           742         6,669
MC Partners                              245         2,563        5,523         9,363           --            40         2,341
Other                                    155         8,910        4,284        11,128           --            --         1,578
                                  ----------   -----------   ----------   -----------   ----------   -----------   -----------
                                       1,372        21,521       22,558        42,131           --           782        10,588
                                  ==========   ===========   ==========   ===========   ==========   ===========   ===========

Summarized below are certain unaudited pro forma statement of operations data for the three months ended March 31, 2002 and 2001 as if each of the above acquisitions and the acquisitions occurring in 2001, which were fully described in the 2001 Combined Annual Report on Form 10-K, had been consummated as of January 1, 2001. This proforma

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.



                                    Three Months Ended  Three Months Ended
                                      March 31, 2002      March 31, 2001
                                    ------------------  ------------------

Net revenues                          $       176,538    $       179,809
                                      ===============    ===============

Net loss applicable to
  common stock                        $       (16,254)   $       (37,940)
                                      ===============    ===============

Net loss per common share - basic     $          (.16)   $          (.38)
                                      ===============    ===============

Net loss per common share - diluted   $          (.16)   $          (.38)
                                      ===============    ===============


3.       Goodwill and Other Intangible Assets - Adoption of Statement 142

The following is a summary of intangible assets at March 31, 2002 and December 31, 2001.


                                   Estimated Life
                                       (Years)        2002            2001
                                   --------------  -----------    -----------
Amortized Intangible Assets:
----------------------------
Debt issuance costs and fees              7 - 10   $    48,429    $    47,379
Customer lists and contracts              7 - 10       366,680        359,154
Non-compete agreements                    3 - 15        56,976         56,419
Site locations and other                  5 - 15       931,498        897,450
                                                   -----------    -----------
                                                   $ 1,403,583    $ 1,360,402
         Accumulated Amortization                     (347,978)      (315,687)
                                                   -----------    -----------
         Net Amortized Intangibles                 $ 1,055,605    $ 1,044,715
                                                   ===========    ===========



Unamortized Intangible Assets:             2002             2001
------------------------------         ------------    ------------
Goodwill                               $  1,410,953    $  1,388,395
Accumulated Amortization                   (253,635)       (253,635)
                                       ------------    ------------
         Net Unamortized Intangibles   $  1,157,318    $  1,134,760
                                       ============    ============

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:


Balance as of December 31, 2001     $  1,388,395
Goodwill acquired during the year         22,558
Impairment losses                             --
                                    ------------
Balance as of March 31, 2002        $  1,410,953
                                    ============

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)





The following table illustrates the effect of the adoption of SFAS 142 on prior periods and its effect on the Company's earnings per share.

                                                Three Months Ended March 31,
                                                    2002            2001
                                                ------------    ------------
Reported net loss                               $    (16,163)   $    (34,290)
Add back goodwill amortization, net of tax                --          17,057
                                                ------------    ------------
Adjusted net loss                               $    (16,163)   $    (17,233)
                                                ============    ============

Earnings per common share - basic and diluted
         Reported net loss per share            $       (.16)   $       (.35)
         Goodwill amortization                            --             .17
                                                ------------    ------------
         Adjusted net loss per share            $       (.16)   $       (.18)
                                                ============    ============


In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", which the Company adopted on January 1, 2002, the Company has conducted an impairment review of goodwill. Based upon the review as of March 31, 2002, no impairment charge was required.

4.       Long-term Debt

On January 11, 2002, the Company activated $200,000 in new borrowings under the incremental facility of its bank credit agreement. The proceeds were used to reduce the outstanding balance of the revolving bank credit facility by $160,000 and approximately $10,000 was used for operations resulting in excess cash on hand of $30,000. Also, on January 30, 2002, JP Morgan Chase Bank issued a standby letter of credit of approximately $3,203 to benefit American Casualty Insurance Company, the provider of the Company's general liability and workman's compensation coverage. This issuance reduces the Company's availability under its revolving credit facility. On March 31, 2002, in accordance with the Company's bank credit agreement, required quarterly principle payments of $15,750 were made and commitments under the revolving facility of the bank credit agreement were reduced by $8,750. As a result of these transactions the Company had $337,738 available under the revolving credit facility.

5.       Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company's direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media's obligations with respect to its publicly issued notes (collectively, the "Guarantors") are not included herein because the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered minor. Lamar Media's ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indenture relating to Lamar Media's outstanding notes.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)



6.       Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculations of basic earnings per share excludes any dilutive effect of stock options and convertible debt while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 6,957,782 and 6,738,378 for three months ended March 31, 2002 and 2001, respectively.

7.       New Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and subsequently SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", after its adoption.

In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                 March 31,       December 31,
Assets                                                             2002             2001
------                                                          -----------      -----------
Current assets:
  Cash and cash equivalents                                     $    27,121      $    12,885
  Receivables, net                                                   99,382           93,043
  Prepaid expenses                                                   39,659           27,176
  Other current assets                                               23,958           17,688
                                                                -----------      -----------
          Total current assets                                      190,120          150,792
                                                                -----------      -----------
Property, plant and equipment                                     1,807,741        1,777,399
  Less accumulated depreciation and amortization                   (481,806)        (451,686)
                                                                -----------      -----------
          Net property, plant and equipment                       1,325,935        1,325,713
                                                                -----------      -----------
Intangible assets                                                 2,191,107        2,156,079
Other assets - non-current                                           16,149           16,580
                                                                -----------      -----------
          Total assets                                          $ 3,723,311      $ 3,649,164
                                                                ===========      ===========
Liabilities and Stockholder's Equity
------------------------------------

Current liabilities:
  Trade accounts payable                                        $    11,701      $    10,048
  Current maturities of long-term debt                               81,976           66,559
  Accrued expenses                                                   14,992           22,362
  Deferred income                                                    14,004           11,618
                                                                -----------      -----------
          Total current liabilities                                 122,673          110,587
                                                                -----------      -----------
Long-term debt                                                    1,487,822        1,457,526
Deferred income taxes                                               132,151          127,241
Other liabilities                                                     8,086            7,724
                                                                -----------      -----------
          Total liabilities                                       1,750,732        1,703,078
                                                                -----------      -----------
Stockholder's equity:
  Common stock, $.01 par value, authorized 3,000 shares;
    issued and outstanding 100 shares at March 31, 2002 and
    December 31, 2001                                                    --               --
  Additional paid-in capital                                      2,262,141        2,222,317
  Accumulated deficit                                              (289,562)        (276,231)
                                                                -----------      -----------
          Stockholder's equity                                    1,972,579        1,946,086
                                                                -----------      -----------
          Total liabilities and stockholder's equity            $ 3,723,311      $ 3,649,164
                                                                ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)







                                                Three Months Ended
                                                    March 31,
                                             2002                2001
                                          ------------      ------------
Net revenues                              $    176,538      $    170,385
                                          ------------      ------------
Operating expenses:
  Direct advertising expenses                   67,227            61,536
  General and administrative expenses           41,134            37,645
  Depreciation and amortization                 66,288            84,509
  Gain on disposition of assets                    (89)             (216)
                                          ------------      ------------
                                               174,560           183,474
                                          ------------      ------------
          Operating income (loss)                1,978           (13,089)
                                          ------------      ------------

Other expense (income):
  Interest income                                 (221)             (244)
  Interest expense                              23,003            33,263
                                          ------------      ------------
                                                22,782            33,019
                                          ------------      ------------

Loss before income tax benefit                 (20,804)          (46,108)

  Income tax benefit                            (7,473)          (13,962)
                                          ------------      ------------

Net loss                                  $    (13,331)     $    (32,146)
                                          ============      ============


See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               Three Months Ended
                                                                     March 31,
                                                              2002               2001
                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $    (13,331)     $    (32,146)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
     Depreciation and amortization                               66,288            84,509
     Gain on disposition of assets                                  (89)             (216)
     Deferred tax benefit                                        (2,200)          (14,289)
     Provision for doubtful accounts                              2,744             1,803
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     Receivables                                                 (7,791)           (6,479)
     Prepaid expenses                                           (11,773)          (10,103)
     Other assets                                                (7,274)             (721)
   Increase (decrease) in:
     Trade accounts payable                                       1,652               895
     Accrued expenses                                            (7,152)          (18,475)
     Deferred income                                              2,085             1,846
     Other liabilities                                               57               504
                                                           ------------      ------------
        Net cash provided by operating activities                23,216             7,128
                                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                                       --              (197)
  Acquisition of new markets                                    (37,842)         (100,772)
  Capital expenditures                                          (14,121)          (15,571)
  Proceeds from disposition of assets                               701             1,036
                                                           ------------      ------------
        Net cash used in investing activities                   (51,262)         (115,504)
                                                           ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                          (16,668)           (1,345)
  Proceeds from issuance of long-term debt                       60,000            42,000
  Debt issuance costs                                            (1,050)             (389)
                                                           ------------      ------------
       Net cash provided by financing activities                 42,282            40,266
                                                           ------------      ------------
  Net increase (decrease) in cash and cash equivalents           14,236           (68,110)

Cash and cash equivalents at beginning of period                 12,885            72,340
                                                           ------------      ------------
Cash and cash equivalents at end of period                 $     27,121      $      4,230
                                                           ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest                                   $     30,343      $     35,786
                                                           ============      ============

  Cash paid for state and federal income taxes             $        311      $        368
                                                           ============      ============

NONCASH FINANCING ACTIVITY:

  Note payable converted to contributed capital            $         --      $    287,500
                                                           ============      ============


See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

1.       Significant Accounting Policies

The information included in the foregoing interim financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media's financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with Lamar Media's consolidated financial statements and the notes thereto included in the 2001 Combined Annual Report on Form 10-K.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 3, 4, 5 and 7 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly-owned subsidiary of Lamar Advertising Company.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to the risks and uncertainties described in the section of this report on Form 10-Q entitled "Note Regarding Forward-Looking Statements" and described in the 2001 Combined 10-K under the caption "Factors Affecting Future Operating Results." You should consider carefully each of these risks and uncertainties in evaluating the Company's and Lamar Media's financial condition and results of operations.

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of Lamar Advertising Company for the three months ended March 31, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net revenues increased $6.2 million or 3.6% to $176.5 million for the three months ended March 31, 2002 as compared to the same period in 2001. This increase was attributable to an increase in billboard net revenues of $5.5 million or 3.6%, and a $0.7 million increase in logo sign revenue, which represents an 8.8% increase over the prior year.

Operating expenses, exclusive of depreciation and amortization, increased $9.2 million or 9.3% for the three months ended March 31, 2002 as compared to the same period in 2001. This was primarily the result of additional operating expenses related to the operations of acquired outdoor advertising assets.

EBITDA decreased $3.1 million or 4.4% to $68.1 million for the three months ended March 31, 2002 from $71.2 million for the same period in 2001.

For the three months ended March 31, 2002 same store net revenue and EBITDA declined 1.6% and 6.9% respectively as compared to the same period in 2001. Same store is defined by the Company as outdoor markets owned and operated for twelve months or longer. The decline in same store net revenue and EBITDA was due primarily to adverse economic conditions in 2002.

Depreciation and amortization expense decreased $18.3 million or 21.4% from $85.4 million for the three months ended March 31, 2001 to $67.1 million for the three months ended March 31, 2002 as a result of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" which eliminated the amortization expense for goodwill.

Due to the above factors, operating income increased $15.1 million to $1.1 million for three months ended March 31, 2002 compared to an operating loss of $14.0 million for the same period in 2001.

Interest expense decreased $9.0 million from $35.8 million for the three months ended March 31, 2001 to $26.8 million for the same period in 2002 as a result of lower interest rates for the three months ended March 31, 2002 as compared to the same period in 2001.

There was an income tax benefit of $9.3 million for the three months ended March 31, 2002 as compared to an income tax benefit of $15.3 million for the same period in 2001. The effective tax rate for the three months ended March 31, 2002 was approximately 36.5% which is less than statutory rates due to permanent differences resulting from non-deductible expenses.

As a result of the above factors, the Company recognized a net loss for the three months ended March 31, 2002 of $16.2 million, as compared to a net loss of $34.4 million for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds and the issuance of Class A common stock.

During the three months ended March 31, 2002, the Company financed the cash portion of its acquisition activity of approximately $38 million with borrowings under the Company's bank credit facility. On January 11, 2002 the Company activated $200 million in new borrowings under the incremental facility of its bank credit agreement. The proceeds were used to reduce the balance of the revolving bank credit facility balance by $160 million and approximately $10 million was used for operations resulting in excess cash on hand of $30 million. Also on January 30, 2002, JPMorgan Chase issued a standby letter of credit of approximately $3.2 million to benefit American Casualty Insurance Company, the provider of the Company's general liability and workman's compensation coverage. This issuance reduces the Company's availability under its revolving bank credit facility. On March 31, 2002, in accordance with the Company's bank credit agreement, required quarterly principle payments of $15.75 million were made and commitments under the revolving facility of the bank credit agreement were reduced by $8.75 million. As a result of these transactions the Company had $337.8 million available under the revolving credit facility.

The Company's net cash provided by operating activities increased $11.2 million for the three months ended March 31, 2002 due primarily to a decrease in net loss of $18.1 million, a decrease in receivables of $0.7 million and an increase in accrued expenses of $7.0 million. These changes were offset primarily by an increase in other assets of $7.9 million and a decrease in noncash items of $5.7 million. The decrease in non cash items includes a decrease in depreciation and amortization of $18.3 million, a decrease in the deferred income tax benefit of $11.6 million and an increase in the provision for doubtful accounts of $0.9 million. Net cash used in investing activities decreased $64.3 million from $115.9 million for the three months ended March 31, 2001 to $51.6 million for the same period in 2002. This decrease was due to a $63.0 million decrease in acquisitions of new markets. Net cash provided by financing activities for the three months ended March 31, 2002 is $48.5 million primarily due to $60.0 million in net borrowings under credit agreements used to finance acquisition activity and working capital requirements during the period.

In the future the Company has principal reduction obligations and revolver commitment reductions under its bank credit agreement. In addition it has fixed commercial commitments which consists of various operating leases for production facilities and sites upon which advertising structures are built. The leases expire at various dates, generally during the next five years, and have varying options to renew and to cancel. These commitments are detailed as follows:


                                                           Payments Due by Period
                                                               (in millions)
                                     Balance at      Less
          Contractual                 March 31       than 1         1 - 3         4 - 5       After 5
          Obligations                   2002          Year          Years         Years        Years
----------------------------------   -----------   -----------   -----------   -----------   -----------
Long-Term Debt                       $   1,857.3          82.0         299.9       1,200.2         275.2
Billboard site and building leases   $     754.3          95.9         167.7         125.5         365.2
                                     -----------   -----------   -----------   -----------   -----------
Total Payments due                   $   2,611.6         177.9         467.6       1,325.7         640.4
                                     ===========   ===========   ===========   ===========   ===========


                                                            Amount of Commitment
                                                            Expiration per Period
                                                               (in millions)
                            Total Amount
       Other                Committed at     Less
      Commercial              March 31       than 1        1 - 3         4 - 5          After 5
     Commitments                2002          Year         Years         Years          Years
-------------------------   ------------   -----------   -----------   -----------   -----------

Revolving Bank Facility(1)   $     341.3          35.0         161.9         144.4            --
                             ===========   ===========   ===========   ===========   ===========

Standby Letter of Credit     $       3.5           0.3           3.2            --            --
                             ===========   ===========   ===========   ===========   ===========

(1) The Company had no outstanding balance at March 31, 2002.

The Company believes that its current level of cash on hand, availability under its bank credit agreement and future cash flows from operations are sufficient to meet its operating needs through the year 2002. All debt obligations are on the Company's balance sheet.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net revenues increased $6.2 million or 3.6% to $176.5 million for the three months ended March 31, 2002 as compared to the same period in 2001. This increase was attributable to Lamar Media's increase in billboard net revenues of $5.5 million or 3.6%, which was primarily related to acquired outdoor advertising assets yielding a same store net revenue decrease of 1.6% as compared to the same period in 2001. Same store is defined by the Company as outdoor markets owned and operated for twelve months or longer. In addition there was a $0.7 million increase in logo sign revenue, which represents an 8.8% increase over the prior year.

Operating expenses, exclusive of depreciation and amortization, increased $9.2 million or 9.3% for the three months ended March 31, 2002 as compared to the same period in 2001. This was primarily the result of additional operating expenses related to the operations of acquired outdoor advertising assets.

EBITDA decreased $3.0 million or 4.2% to $68.2 million for the three months ended March 31, 2002 from $71.2 million for the same period in 2001.

For three months ended March 31, 2002 same store net revenue and EBITDA declined 1.6% and 6.9% respectively as compared to the same period in 2001. Same store is defined by the Company as outdoor markets owned and operated for twelve months or longer. The decline in same store net revenue and EBITDA was due primarily to adverse economic conditions in 2002.

Depreciation and amortization expense decreased $18.2 million or 21.6% from $84.5 million for the three months ended March 31, 2001 to $66.3 million for the three months ended March 31, 2002 as a result of Lamar Media's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" which eliminated the amortization expense for goodwill.

Due to the above factors, operating income increased $15.1 million to $2.0 million for three months ended March 31, 2002 compared to an operating loss of $13.1 million for the same period in 2001.

Interest expense decreased $10.3 million from $33.3 million for the three months ended March 31, 2001 to $23.0 million for the same period in 2002 as a result of lower interest rates for the three months ended March 31, 2002 as compared to the same period in 2001.

There was an income tax benefit of $7.5 million for the three months ended March 31, 2002 as compared to an income tax benefit of $14.0 million for the same period in 2001. The effective tax rate for the three months ended March 31, 2002 was approximately 35.9%.

As a result of the above factors, Lamar Media recognized a net loss for the three months ended March 31, 2002 of $13.3 million, as compared to a net loss of $32.1 million for the same period in 2001.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly-owned subsidiary, Lamar Media Corp. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2002.

Loans under Lamar Media's bank credit agreement bear interest at variable rates equal to the Chase Prime Rate or LIBOR plus the applicable margin. Because the Chase Prime Rate or LIBOR may increase or decrease at any time, the Company and Lamar Media are exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit agreement. Increases in the interest rates applicable to borrowings under the bank credit agreement would result in increased interest expense and a reduction in the Company's and Lamar Media's net income and after tax cash flow.

At March 31, 2002, there was approximately $1,023 million of aggregate indebtedness outstanding under the bank credit agreement, or approximately 57.6% of the Company's and 68.7% of Lamar Media's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the three months ended March 31, 2002 with respect to borrowings under the bank credit agreement was $10.3 million, and the weighted average interest rate applicable to borrowings under these credit facilities during the three months ended March 31, 2002 was 3.9%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.9% rather than 3.9%), then the Company's and Lamar Media's March 31, 2002 interest expense would have been approximately $5.1 million higher resulting in a $3.1 million decrease in the Company's and Lamar Media's three months ended March 31, 2002 net income and after tax cash flow.

The Company attempts to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by also issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company's variable rate and fixed rate indebtedness. In addition, the Company has the capability under the bank credit agreement to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, with unanimous approval of the participants in the bank credit agreement, which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      The Exhibits filed as part of this report are listed on the
                  Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LAMAR ADVERTISING COMPANY



DATED: May 8, 2002               BY:  /s/ Keith A. Istre
                                      -----------------------------------------
                                      Keith A. Istre
                                      Chief Financial and Accounting
                                      Officer, Treasurer and Director


                                      LAMAR MEDIA CORP.



                                 BY:  /s/ Keith A. Istre
                                      -----------------------------------------
                                      Keith A. Istre
                                      Chief Financial and Accounting
                                      Officer, Treasurer and Director

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

3.5               Bylaws of the Lamar Advertising Company. Previously filed as exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on
                  August 16, 1999 and incorporated herein by reference.

3.6 Amended and Restated Bylaws of Lamar Media Corp. Previously filed as exhibit 3.1 to Lamar Media's Quarterly Report on Form
                  10-Q for the period ended September 30, 1999 (File No.
                  1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1               Supplemental Indenture to the Indenture dated November 15,
                  1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated
                  November 12, 2001 delivered by Trans West Outdoor Advertising,
                  Inc. Filed herewith.

4.2 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated
                  November 12, 2001 delivered by Trans West Outdoor Advertising,
                  Inc. Filed herewith.

4.3               Supplemental Indenture to the Indenture dated September 25,
                  1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated
                  November 12, 2001 delivered by Trans West Outdoor Advertising,
                  Inc. Filed herewith.

10.1              Joinder Agreement dated November 12, 2001 to the Lamar Media
                  Corp. Credit Agreement dated August 13, 1999 by Trans West
                  Outdoor Advertising, Inc. Filed herewith.

10.2              Series C Incremental Loan Agreement among Lamar Advertising
                  Company, Lamar Media Corp. and certain of its subsidiaries, the Series C Lenders and JPMorgan Chase Bank, as
                  Administrative Agent, dated as of January 8, 2002. Filed herewith.

21.1              Subsidiaries of the Company. Filed herewith.