Form 10-Q
period 2002-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2002-08-13
CIK 1090425, 899045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the period ended June 30, 2002
                                       or

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares of Lamar Advertising Company's Class A common stock outstanding as of August 2, 2002: 84,984,257

The number of shares of the Lamar Advertising Company's Class B common stock outstanding as of August 2, 2002: 16,417,073

The number of shares of Lamar Media Corp. common stock outstanding as of August 2, 2002: 100

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

Generally, the words anticipates, believes, expects, intends, estimates, projects, plans and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company's and Lamar Media's actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:

o the performance of the U.S. economy generally and the level of expenditures on outdoor advertising particularly;

o      the Company's ability to renew expiring contracts at favorable rates;

o the integration of companies that the Company acquires and its ability to recognize cost savings or operating efficiencies as a result of these acquisitions;

o risks and uncertainties relating to the Company's significant indebtedness;

o the Company's need for and ability to obtain additional funding for acquisitions or operations; and

o      the regulation of the outdoor advertising industry.

For a further description of these and other risks and uncertainties, the Company encourages you to carefully read the portion of the combined Annual Report on Form 10-K for the year ended December 31, 2001 of the Company and Lamar Media (the "2001 Combined Form 10-K") under the caption "Factor Affecting Future Operating Results" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations filed with the SEC on March 21, 2002.

The Company cautions investors not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this report, and Lamar Advertising Company and Lamar Media undertake no obligation to update or revise the statements, except as may be required by law.

                                    CONTENTS

                                                                                                                  Page
                                                                                                                  ----
PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

       Lamar Advertising Company

            Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001                            1

            Condensed Consolidated Statements of Operations for the three months ended
            June 30, 2002 and 2001 and six months ended June 30, 2002 and 2001                                         2

            Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001            3

            Notes to Condensed Consolidated Financial Statements                                                     4 - 7

       Lamar Media Corp.

            Condensed Consolidated Balance Sheets as of  June 30, 2002 and December 31, 2001                           8

            Condensed Consolidated Statements of Operations for the three months ended June 30, 2002
            and 2001 and six months ended June 30, 2002 and 2001                                                       9

            Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001           10

            Notes to Condensed Consolidated Financial Statements                                                      11

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                   12 - 15

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risks                                               16

PART II - OTHER INFORMATION

ITEM 4.     Submission of matters to a vote of security holders                                                       17

ITEM 6.     Exhibits and Reports on Form 8-K                                                                          18

            Signatures                                                                                                18

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                              June 30,         December 31,
ASSETS                                                                                          2002              2001
                                                                                             ------------      ------------
Current assets:
     Cash and cash equivalents                                                               $     40,601      $     12,885
     Receivables, net                                                                             109,843            95,135
     Prepaid expenses                                                                              41,509            27,176
     Other current assets                                                                          14,061             8,019
                                                                                             ------------      ------------
       Total current assets                                                                       206,014           143,215
                                                                                             ------------      ------------

Property, plant and equipment                                                                   1,832,014         1,777,399
     Less accumulated depreciation and amortization                                              (510,365)         (451,686)
                                                                                             ------------      ------------
       Net property plant and equipment                                                         1,321,649         1,325,713
                                                                                             ------------      ------------

Intangible assets                                                                               2,200,150         2,179,475
Other assets - non-current                                                                         19,795            17,304
                                                                                             ------------      ------------

        Total assets                                                                         $  3,747,608      $  3,665,707
                                                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                                  $      9,280      $     10,048
     Current maturities of long-term debt                                                          97,314            66,559
     Accrued expenses                                                                              30,733            33,674
     Deferred income                                                                               12,544            11,618
                                                                                             ------------      ------------
        Total current liabilities                                                                 149,871           121,899
                                                                                             ------------      ------------

Long-term debt                                                                                  1,743,369         1,745,026
Deferred income taxes                                                                             122,246           118,837
Other liabilities                                                                                   8,457             7,724
                                                                                             ------------      ------------

        Total liabilities                                                                       2,023,943         1,993,486
                                                                                             ------------      ------------

Stockholders' equity:
     Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized
        5,720 shares; 5,719 shares issued and outstanding at 2002 and 2001                             --                --
     Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares
        authorized; 0 shares issued and outstanding at 2002 and 2001                                   --                --
     Class A common stock, par value $.001, 175,000,000 shares authorized, 84,891,657
        and 82,899,800 shares issued and outstanding at 2002 and 2001, respectively                    85                83
     Class B common stock, par value $.001, 37,500,000 shares authorized, 16,417,073 and
        16,611,835 shares issued and outstanding at 2002 and 2001, respectively                        17                17
     Additional paid-in capital                                                                 2,031,160         1,963,065
     Accumulated deficit                                                                         (307,597)         (290,944)
                                                                                             ------------      ------------
        Stockholders' equity                                                                    1,723,665         1,672,221
                                                                                             ------------      ------------

        Total liabilities and stockholders' equity                                           $  3,747,608      $  3,665,707
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

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                           Three Months Ended                    Six Months Ended
                                                                 June 30,                             June 30,
                                                        2002               2001               2002               2001
                                                     -------------      -------------      -------------      -------------
Net revenues                                         $     202,529      $     191,788      $     379,067      $     362,173
                                                     -------------      -------------      -------------      -------------

Operating expenses
             Direct advertising expenses                    66,632             61,315            133,859            122,851
             General and administrative expenses            39,417             36,436             80,623             74,132
             Depreciation and amortization                  69,401             88,823            136,501            174,230
             Gain on disposition of assets                     (81)              (803)              (170)            (1,019)
                                                     -------------      -------------      -------------      -------------
                                                           175,369            185,771            350,813            370,194
                                                     -------------      -------------      -------------      -------------

             Operating income (loss)                        27,160              6,017             28,254             (8,021)

Other expense (income)
             Interest income                                  (166)              (178)              (387)              (422)
             Interest expense                               27,241             32,972             54,017             68,752
                                                     -------------      -------------      -------------      -------------
                                                            27,075             32,794             53,630             68,330
                                                     -------------      -------------      -------------      -------------
Income (loss) before  income tax
  expense (benefit)                                             85            (26,777)           (25,376)           (76,351)

Income tax expense (benefit)                                   393             (6,377)            (8,905)           (21,661)
                                                     -------------      -------------      -------------      -------------

Net loss                                                      (308)           (20,400)           (16,471)           (54,690)

Preferred stock dividends                                       91                 91                182                182
                                                     -------------      -------------      -------------      -------------

Net loss applicable to common stock                  $        (399)     $     (20,491)     $     (16,653)     $     (54,872)
                                                     =============      =============      =============      =============



Loss per common share - basic and diluted:           $         (--)     $        (.21)     $        (.17)     $        (.56)
                                                     =============      =============      =============      =============

Weighted average common shares
  outstanding                                          100,967,615         98,209,271        100,756,037         97,903,588
Incremental common shares from dilutive
  stock options                                                 --                 --                 --                 --
Incremental common shares from
   convertible debt                                             --                 --                 --                 --
                                                     -------------      -------------      -------------      -------------
Weighted average common shares
   assuming dilution                                   100,967,615         98,209,271        100,756,037         97,903,588
                                                     =============      =============      =============      =============

See accompanying notes to condensed consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               Six Months Ended
                                                                                   June 30,
                                                                              2002           2001
                                                                           ---------      ---------
Cash flows from operating activities:
             Net loss                                                      $ (16,471)     $ (54,690)
             Adjustments to reconcile net loss to net cash provided by
                operating activities:
                Depreciation and amortization                                136,501        174,230
                Gain on disposition of assets                                   (170)        (1,019)
                Deferred tax benefit                                          (3,763)       (22,013)
                Provision for doubtful accounts                                4,678          3,602
             Changes in operating assets and liabilities:
                (Increase) decrease in:
                   Receivables                                               (18,056)       (18,238)
                   Prepaid expenses                                          (13,482)       (11,436)
                   Other assets                                               (5,980)           471
                Increase (decrease) in:
                   Trade accounts payable                                       (768)         2,088
                   Accrued expenses                                           (2,724)       (10,657)
                   Other liabilities                                             (51)           145
                   Deferred income                                               772            196
                                                                           ---------      ---------
                        Net cash provided by operating activities             80,486         62,679
                                                                           ---------      ---------

Cash flows from investing activities:
             Acquisition of new markets                                      (55,481)      (226,929)
             Capital expenditures                                            (36,080)       (36,925)
             Proceeds from disposition of assets                               1,636          3,334
                                                                           ---------      ---------
                        Net cash used in investing activities                (89,925)      (260,520)
                                                                           ---------      ---------

Cash flows from financing activities:
             Debt issuance costs                                              (1,062)          (389)
             Net proceeds from issuance of common stock                       11,682         50,217
             Principal payments on long-term debt                            (33,283)        (2,375)
             Net borrowings under credit agreements                           60,000         81,000
             Dividends                                                          (182)          (182)
                                                                           ---------      ---------
                        Net cash provided by financing activities             37,155        128,271
                                                                           ---------      ---------

             Net increase (decrease) in cash and cash equivalents             27,716        (69,570)

             Cash and cash equivalents at beginning of period                 12,885         72,340
                                                                           ---------      ---------
             Cash and cash equivalents at end of period                       40,601          2,770
                                                                           ---------      ---------

Supplemental disclosures of cash flow information:
             Cash paid for interest                                        $  54,041      $  67,301
                                                                           =========      =========
             Cash paid for state and federal income taxes                  $   1,652      $     781
                                                                           =========      =========
             Common stock issuance related to acquisitions                 $  53,000      $  29,000
                                                                           =========      =========

See accompanying notes to condensed consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1.       Significant Accounting Policies

The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the 2001 Combined Form 10-K.

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

On May 31, 2002, the Company purchased the assets of American Outdoor Advertising, Inc. for $15,777. The purchase price consisted of 349,376 shares of Lamar Advertising Class A common stock as well as approximately $777 in cash.

During the six months ended June 30, 2002, the Company completed 41 additional acquisitions of outdoor advertising assets for a cash purchase price of approximately $39,391.

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


                                               Property,
                                  Current       Plant &                       Other         Other       Current        Long-term
                                  Assets       Equipment      Goodwill      Intangibles     Assets     Liabilities    Liabilities
                                 ---------     ----------     ---------     -----------    --------    -----------    -----------
Delite Outdoor of Ohio Holdings        972         10,048        14,324         21,640           --           742           8,242
MC Partners                            245          2,563         5,523          9,363           --            40           2,341
American                               757          8,566            --          6,454           --            --              --
Other                                  268         12,814         8,408         17,731        1,755            --           1,585
                                 ---------     ----------     ---------     ----------     --------     ---------     -----------
                                     2,242         33,991        28,255         55,188        1,755           782          12,168
                                 =========     ==========     =========     ==========     ========     =========     ===========

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


Summarized below are certain unaudited pro forma statements of operations data for the three months and six months ended June 30, 2002 and June 30, 2001 as if each of the above acquisitions and the acquisitions occurring in 2001, which were fully described in the 2001 Combined Form 10-K, had been consummated as of January 1, 2001. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                                    Three Months ended              Six Months ended
                                                           June 30,                     June 30,
                                                     2002           2001           2002           2001
                                                  ---------      ---------      ---------      ---------
Net revenues                                      $ 203,013      $ 198,470      $ 380,284      $ 378,891
                                                  =========      =========      =========      =========

Net loss applicable to common stock               $    (558)     $ (20,847)       (17,056)     $ (56,515)
                                                  =========      =========      =========      =========

Net loss per share applicable to common stock     $    (.01)     $    (.21)     $    (.17)     $    (.57)
                                                  =========      =========      =========      =========

3.       Goodwill and Other Intangible Assets - Adoption of Statement 142

The following is a summary of intangible assets at June 30, 2002 and December 31, 2001.

                                                       Estimated Life
Amortizable Intangible Assets:                             (Years)                     2002             2001
                                                       --------------               -----------      -----------
Debt issuance costs and fees                                7 - 10                  $    48,440      $    47,379
Customer lists and contracts                                7 - 10                      369,127          359,154
Non-compete agreements                                      3 - 15                       56,853           56,419
Site locations and other                                    5 - 15                      942,233          897,450
                                                                                    -----------      -----------
                                                                                      1,416,653        1,360,402
  Accumulated Amortization                                                             (379,518)        (315,687)
                                                                                    -----------      -----------
  Net Amortizable Intangibles                                                       $ 1,037,135      $ 1,044,715
                                                                                    ===========      ===========

Unamortizable Intangible Assets:                                                       2002             2001
                                                                                    -----------      -----------
Goodwill                                                                            $ 1,416,650      $ 1,388,395
Accumulated Amortization                                                               (253,635)        (253,635)
                                                                                    -----------      -----------
  Net Unamortizable Intangibles                                                     $ 1,163,015      $ 1,134,760
                                                                                    ===========      ===========

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                                 Balance as of December 31, 2001                    $ 1,388,395
                                 Goodwill acquired during the year                       28,255
                                 Impairment losses                                            0
                                                                                    -----------
                                 Balance as of June 30, 2002                        $ 1,416,650
                                                                                    ===========

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


The following table illustrates the effect of the adoption of SFAS 142 on prior periods and its effect on the Company's earnings per share.

                                                             Three Months ended              Six Months ended
                                                                  June 30,                       June 30,
                                                            2002           2001            2002            2001
                                                         ----------     ----------      ----------      ----------
Reported net loss applicable to common stock             $     (399)    $  (20,491)     $  (16,653)     $  (54,872)
             Add:  goodwill amortization, net of tax             --         17,720              --          34,777
                                                         ----------     ----------      ----------      ----------
Adjusted net loss applicable to common stock             $     (399)    $   (2,771)     $  (16,653)     $  (20,095)
                                                         ==========     ==========      ==========      ==========

 Earnings per common share--basic and diluted

Reported net loss per common share                       $     (--)     $     (.21)     $     (.17)     $     (.56)
            Add:  goodwill amortization per share                --            .18              --             .36
                                                         ----------     ----------      ----------      ----------
Adjusted net loss per common share                       $     (--)     $     (.03)     $     (.17)     $     (.20)
                                                         ==========     ==========      ==========      ==========

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", which the Company adopted on January 1, 2002, the Company has conducted an impairment review of goodwill. Based upon the review as of June 30, 2002, no impairment charge was required.

4.       Long-term Debt

On January 11, 2002, the Company activated $200,000 in new borrowings under the incremental facility of its bank credit agreement. The proceeds were used to reduce the outstanding balance of the revolving bank credit facility by $160,000 and approximately $10,000 was used for operations resulting in excess cash on hand of $30,000. Also, on January 30, 2002, JPMorgan Chase Bank issued a standby letter of credit of approximately $3,203 to benefit American Casualty Insurance Company, the provider of the Company's general liability and workman's compensation coverage. This issuance reduces the Company's availability under its revolving credit facility. Effective March 31, 2002, in accordance with the Company's bank credit agreement, the Company began to make its scheduled quarterly principal payments of $15,750 and commitments under the revolving facility of the bank credit agreement began reducing by $8,750 quarterly. On June 30, 2002, the Company had $328,888 available under the revolving credit facility.

5.       Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company's direct or indirect wholly owned subsidiaries that have guaranteed the Company's obligations with respect to its publicly issued notes (collectively, the "Guarantors") are not included herein because the guarantees are full and unconditional, joint and several, and the only subsidiary that is not a guarantor is considered minor. Lamar Media's ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indenture relating to Lamar Media's outstanding notes.

6.       Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculations of basic earnings per share exclude any dilutive effect of stock options and convertible debt while diluted earning per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 6,975,093 and 6,683,547 for three months ended June 30, 2002 and 2001, and 6,941,143 and 6,705,656 for the six months ended June 30, 2002 and 2001, respectively.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

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

In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002.

In April, 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement 145"). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company will adopt the provisions related to the rescission of SFAS No. 4 as of January 1, 2003.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          June 30,        December 31,
ASSETS                                                                                      2002              2001
                                                                                        ------------      ------------
Current assets:
     Cash and cash equivalents                                                          $     40,601      $     12,885
     Receivables, net                                                                        109,771            93,043
     Prepaid expenses                                                                         41,509            27,176
     Other current assets                                                                     16,586            17,688
                                                                                        ------------      ------------
       Total current assets                                                                  208,467           150,792
                                                                                        ------------      ------------

Property, plant and equipment                                                              1,832,014         1,777,399
     Less accumulated depreciation and amortization                                         (510,365)         (451,686)
                                                                                        ------------      ------------
       Net property plant and equipment                                                    1,321,649         1,325,713
                                                                                        ------------      ------------

Intangible assets                                                                          2,179,081         2,156,079
Other assets - non-current                                                                    19,071            16,580
                                                                                        ------------      ------------

        Total assets                                                                    $  3,728,268      $  3,649,164
                                                                                        ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Trade accounts payable                                                             $      9,280      $     10,048
     Current maturities of long-term debt                                                     97,314            66,559
     Accrued expenses                                                                         18,886            22,362
     Deferred income                                                                          12,544            11,618
                                                                                        ------------      ------------
        Total current liabilities                                                            138,024           110,587
                                                                                        ------------      ------------

Long-term debt                                                                             1,455,869         1,457,526
Deferred income taxes                                                                        134,278           127,241
Other liabilities                                                                              8,457             7,724
                                                                                        ------------      ------------

        Total liabilities                                                                  1,736,628         1,703,078
                                                                                        ------------      ------------

Stockholder's equity:
     Common stock, $0.01 par value, authorized 3,000 shares; 100 shares
        issued and outstanding at June 30, 2002 and December 31, 2001                             --                --
     Additional paid-in capital                                                            2,278,660         2,222,317
     Accumulated deficit                                                                    (287,020)         (276,231)
                                                                                        ------------      ------------
        Stockholder's equity                                                               1,991,640         1,946,086
                                                                                        ------------      ------------

        Total liabilities and stockholder's equity                                      $  3,728,268      $  3,649,164
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

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                          Three Months ended                 Six Months ended
                                                                 June 30,                        June 30,
                                                         2002             2001             2002             2001
                                                      -----------      -----------      -----------      -----------
Net revenues                                          $   202,529      $   191,788      $   379,067      $   362,173
                                                      -----------      -----------      -----------      -----------

Operating expenses
             Direct advertising expenses                   66,632           61,315          133,859          122,851
             General and administrative expenses           39,351           36,376           80,485           74,021
             Depreciation and amortization                 68,589           87,910          134,877          172,419
             Gain on disposition of assets                    (81)            (803)            (170)          (1,019)
                                                      -----------      -----------      -----------      -----------
                                                          174,491          184,798          349,051          368,272
                                                      -----------      -----------      -----------      -----------

             Operating income (loss)                       28,038            6,990           30,016           (6,099)

Other expense (income)
             Interest income                                 (166)            (178)            (387)            (422)
             Interest expense                              23,467           29,200           46,470           62,463
                                                      -----------      -----------      -----------      -----------
                                                           23,301           29,022           46,083           62,041
                                                      -----------      -----------      -----------      -----------

Income (loss) before income tax expense (benefit)           4,737          (22,032)         (16,067)         (68,140)

Income tax expense (benefit)                                2,195           (4,556)          (5,278)         (18,518)
                                                      -----------      -----------      -----------      -----------

Net income (loss)                                     $     2,542      $   (17,476)     $   (10,789)     $   (49,622)
                                                      ===========      ===========      ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                              2002           2001
                                                                           ---------      ---------
Cash flows from operating activities:
             Net loss                                                      $ (10,789)     $ (49,622)
             Adjustments to reconcile net loss to net cash provided by
                operating activities:
                Depreciation and amortization                                134,877        172,419
                Gain on disposition of assets                                   (170)        (1,019)
                Deferred tax benefit                                            (136)       (18,869)
                Provision for doubtful accounts                                4,678          3,602
             Changes in operating assets and liabilities:
                Decrease in:
                   Receivables                                               (20,147)       (18,283)
                   Prepaid expenses                                          (13,482)       (11,436)
                   Other assets                                                 (560)          (357)
                Increase (decrease) in:
                   Trade accounts payable                                       (768)         2,088
                   Accrued expenses                                           (3,258)       (15,754)
                   Other liabilities                                             (51)           145
                   Deferred income                                               772            196
                                                                           ---------      ---------
                        Net cash provided by operating activities             90,966         63,110
                                                                           ---------      ---------

Cash flows from investing activities:
             Acquisition of new markets                                      (55,111)      (225,325)
             Capital expenditures                                            (35,430)       (36,925)
             Proceeds from disposition of assets                               1,636          3,334
                                                                           ---------      ---------
                        Net cash used in investing activities                (88,905)      (258,916)
                                                                           ---------      ---------

Cash flows from financing activities:
             Debt issuance costs                                              (1,062)          (389)
             Contribution from parent                                             --         48,000
             Principal payments on long-term debt                            (33,283)        (2,375)
             Net borrowings under credit agreements                           60,000         81,000
                                                                           ---------      ---------
                        Net cash provided by financing activities             25,655        126,236
                                                                           ---------      ---------

             Net increase (decrease) in cash and cash equivalents             27,716        (69,570)
             Cash and cash equivalents at beginning of period                 12,885         72,340
                                                                           ---------      ---------
             Cash and cash equivalents at end of period                    $  40,601      $   2,770
                                                                           ---------      ---------

Supplemental disclosures of cash flow information:
             Cash paid for interest                                        $  46,694      $  61,012
                                                                           =========      =========
             Cash paid for state and federal income taxes                  $   1,652      $     781
                                                                           =========      =========
             Parent company stock contributed for acquisitions             $  53,000      $  29,000
                                                                           =========      =========

Noncash Financing Activity:
             Note payable converted to contributed capital                 $      --      $ 287,500
                                                                           =========      =========

See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

1.       Significant Accounting Policies

The information included in the foregoing interim financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media's financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with Lamar Media's consolidated financial statements and the notes thereto included in the 2001 Combined Form 10-K.

Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 3, 4, 5 and 7 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly-owned subsidiary of Lamar Advertising Company.

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of Lamar Advertising Company for the six months and three months ended June 30, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

RESULTS OF OPERATIONS

We use EBITDA (earnings before interest, taxes, depreciation and amortization) as one measure to evaluate the operating performance of our business. EBITDA is not a measure of performance under generally accepted accounting principles and should be considered in addition to, but not as an alternative to or superior to other measures of financial performance prepared in accordance with generally accepted accounting principles.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net revenues increased $16.9 million or 4.7% to $379.1 million for the six months ended June 30, 2002 as compared to the same period in 2001. This increase was attributable to an increase in billboard net revenues of $13.9 million or 4.1%, and a $1.4 million increase in logo sign revenue, which represents an 8.2% increase over the prior year.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $17.5 million or 8.9% for the six months ended June 30, 2002 as compared to the same period in 2001. This was primarily the result of additional operating expenses related to the operations of acquired outdoor advertising assets.

EBITDA decreased $0.6 million or 0.4% to $164.6 million for the six months ended June 30, 2002 from $165.2 million for the same period in 2001.

Depreciation and amortization expense decreased $37.7 million or 21.6% from $174.2 million for the six months ended June 30, 2001 to $136.5 million for the six months ended June 30, 2002 as a result of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", which eliminated the amortization expense for goodwill.

Due to the above factors, operating income increased $36.3 million to $28.3 million for six months ended June 30, 2002 compared to an operating loss of $8.0 million for the same period in 2001.

Interest expense decreased $14.8 million from $68.8 million for the six months ended June 30, 2001 to $54.0 million for the same period in 2002 as a result of lower interest rates for the six months ended June 30, 2002 as compared to the same period in 2001.

There was an income tax benefit of $8.9 million for the six months ended June 30, 2002 as compared to an income tax benefit of $21.7 million for the same period in 2001. The decrease in income tax benefit of $12.8 million is primarily due to the increase in income before income taxes as a result of the Company's adoption of SFAS No. 142. The effective tax rate for the six months ended June 30, 2002 was approximately 35%, which is less than statutory rates due to permanent differences resulting from non-deductible expenses.

As a result of the above factors, the Company recognized a net loss for the six months ended June 30, 2002 of $16.5 million, as compared to a net loss of $54.7 million for the same period in 2001.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net revenues increased $10.7 million or 5.6% to $202.5 million for the three months ended June 30, 2002 as compared to the same period in 2001.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $8.3 million or 8.5% for the three months ended June 30, 2002 as compared to the same period in 2001.

EBITDA increased $2.5 million or 2.7% to $96.5 million for the three months ended June 30, 2002 from $94.0 million for the same period in 2001.

For the three months ended June 30, 2002 same store net revenue increased 1.7% and same store EBITDA was even as compared to the same period in 2001. Same store is defined by the Company as outdoor markets owned and operated for twelve months or longer.

Depreciation and amortization expense decreased $19.4 million or 21.8% from $88.8 million for the three months ended June 30, 2001 to $69.4 million for the three months ended June 30, 2002 as a result of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", which eliminated the amortization expense for goodwill.

Due to the above factors, operating income increased $21.2 million to $27.2 million for three months ended June 30, 2002 from $6.0 million for the same period in 2001.

Interest expense decreased $5.8 million from $33.0 million for the three months ended June 30, 2001 to $27.2 million for the same period in 2002 as a result of lower interest rates for the three months ended June 30, 2002 as compared to the same period in 2001.

There was an income tax expense of $0.4 million for the three months ended June 30, 2002 as compared to an income tax benefit of $6.4 million for the same period in 2001. This change is primarily due to the increase in income before income taxes as a result of the Company's adoption of SFAS No. 142.

The Company recognized a net loss for the three months ended June 30, 2002 of $0.3 million.

The results for the three months ended June 30, 2002 were affected by the same factors as the six months ended June 30, 2002. Reference is made to the discussion of the six month results.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds and the issuance of Class A common stock.

During the six months ended June 30, 2002, the Company financed the cash portion of its acquisition activity of approximately $55 million with excess cash on hand. On January 11, 2002 the Company activated $200 million in new borrowings under the incremental facility of its bank credit agreement. The proceeds were used to reduce the balance of the revolving bank credit facility balance by $160 million and approximately $10 million was used for operations resulting in excess cash on hand of $30 million. Also on January 30, 2002, JPMorgan Chase issued a standby letter of credit of approximately $3.2 million to benefit American Casualty Insurance Company, the provider of the Company's general liability and workman's compensation coverage. This issuance reduces the Company's availability under its revolving bank credit facility. On March 31, 2002, in accordance with the Company's bank credit agreement, required quarterly principal payments of $15.75 million were made and commitments under the revolving facility of the bank credit agreement were reduced by $8.75 million per quarter. As of June 30, 2002 the Company had $328.9 million available under the revolving credit facility.

The Company's net cash provided by operating activities increased $17.8 million for the six months ended June 30, 2002 due primarily to a decrease in net loss of $38.2 million and an increase in accrued expenses of $8.0 million. These changes were offset primarily by an increase in other assets of $6.5 million, an increase in prepaid expenses of $2.1 million, a decrease in accounts payable of $2.9 million and a decrease in noncash items of $17.6 million. The decrease in non cash items includes a decrease in depreciation and amortization of $37.7 million, offset by a decrease in the deferred income tax benefit of $18.2 million and an increase in the provision for doubtful accounts of $1.1 million. Net cash used in investing activities decreased $170.6 million from $260.5 million for the six months ended June 30, 2001 to $89.9 million for the same period in 2002. This decrease was due to a $171.4 million decrease in acquisitions of new markets. Net cash provided by financing activities for the six months ended June 30, 2002 is $37.2 million primarily due to $60.0 million in net borrowings under credit agreements offset by $33.3 million in scheduled principal payments of the Company's debt.

In the future the Company has principal reduction obligations and revolver commitment reductions under its bank credit agreement. In addition it has fixed commercial commitments which consists of various operating leases for production facilities and sites upon which advertising structures are built. The leases expire at various dates and have varying options to renew and to cancel. These commitments are detailed as follows:

                                                                           Payments Due by Period

                                                                               (in millions)

                                                     Total                 Less
               Contractual                        Obligations at          than 1          1 - 3           4 - 5         After 5
               Obligations                        June 30, 2002            Year           Years           Years          Years
               -----------                   ----------------------     ----------     -----------     -----------     ----------
Long-Term debt                               $              1,840.7           97.3           311.8         1,156.4          275.2
Billboard site and building leases                            768.5           94.2           168.4           125.8          380.1
                                             ----------------------     ----------     -----------     -----------     ----------
Total Payments due                           $              2,609.2          191.5           480.2         1,282.2          655.3
                                             ======================     ==========     ===========     ===========     ==========


                                                                           Amount of Commitment
                                                                           Expiration per Period
                                                                               (in millions)

                                                 Total Amount           Less
             Other Commercial                    Committed at          than 1           1 - 3          4 - 5          After 5
               Commitments                      June 30, 2002           Year            Years          Years           Years
             ----------------                -------------------     -----------     -----------     ----------     -----------
Revolving credit facility (1)                $             332.5            35.0           183.8          113.7             0.0
                                             ===================     -----------     -----------     ----------     -----------
Standby Letter of Credit                     $               3.6             0.3             0.0            3.3             0.0
                                             ===================     ===========     ===========     ==========     ===========

(1) The Company had no outstanding balance at June 30, 2002.

The Company believes that its current level of cash on hand, availability under its bank credit agreement and future cash flows from operations are sufficient to meet its operating needs through the year 2002. All debt obligations are on the Company's balance sheet.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the six months and three months ended June 30, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

RESULTS OF OPERATIONS

We use EBITDA (earnings before interest, taxes, depreciation and amortization) as one measure to evaluate the operating performance of our business. EBITDA is not a measure of performance under generally accepted accounting principles and should be considered in addition to, but not as an alternative to or superior to other measures of financial performance prepared in accordance with generally accepted accounting principles.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net revenues increased $16.9 million or 4.7% to $379.1 million for the six months ended June 30, 2002 as compared to the same period in 2001. This increase was attributable to an increase in billboard net revenues of $13.9 million or 4.1%, and a $1.4 million increase in logo sign revenue, which represents an 8.2% increase over the prior year.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $17.5 million or 8.9% for the six months ended June 30, 2002 as compared to the same period in 2001. This was primarily the result of additional operating expenses related to the operations of acquired outdoor advertising assets.

EBITDA decreased $0.6 million or 0.4% to $164.7 million for the six months ended June 30, 2002 from $165.3 million for the same period in 2001.

Depreciation and amortization expense decreased $37.5 million or 21.8% from $172.4 million for the six months ended June 30, 2001 to $134.9 million for the six months ended June 30, 2002 as a result of Lamar Media's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", which eliminated the amortization expense for goodwill.

Due to the above factors, operating income increased $36.1 million to $30.0 million for six months ended June 30, 2002 compared to an operating loss of $6.1 million for the same period in 2001.

Interest expense decreased $16.0 million from $62.5 million for the six months ended June 30, 2001 to $46.5 million for the same period in 2002 as a result of lower interest rates for the six months ended June 30, 2002 as compared to the same period in 2001.

There was an income tax benefit of $5.3 million for the six months ended June 30, 2002 as compared to an income tax benefit of $18.5 million for the same period in 2001. This change is primarily due to the increase in income before income taxes as a result of Lamar Media's adoption of SFAS No. 142. The effective tax rate for the six months ended June 30, 2002 was approximately 32.8% which is less than statutory rates due to permanent differences resulting from non-deductible expenses.

As a result of the above factors, Lamar Media recognized a net loss for the six months ended June 30, 2002 of $10.8 million, as compared to a net loss of $49.6 million for the same period in 2001.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net revenues increased $10.7 million or 5.6% to $202.5 million for the three months ended June 30, 2002 as compared to the same period in 2001.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $8.3 million or 8.5% for the three months ended June 30, 2002 as compared to the same period in 2001.

EBITDA increased $2.4 million or 2.5% to $96.5 million for the three months ended June 30, 2002 from $94.1 million for the same period in 2001.

Depreciation and amortization expense decreased $19.3 million or 22.0% from $87.9 million for the three months ended June 30, 2001 to $68.6 million for the three months ended June 30, 2002 as a result of Lamar Media's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", which eliminated the amortization expense for goodwill.

Due to the above factors, operating income increased $21.0 million to $28.0 million for three months ended June 30, 2002 compared to $7.0 million for the same period in 2001.

Interest expense decreased $5.7 million from $29.2 million for the three months ended June 30, 2001 to $23.5 million for the same period in 2002 as a result of lower interest rates for the three months ended June 30, 2002 as compared to the same period in 2001.

There was a income tax expense of $2.2 million for the three months ended June 30, 2002 as compared to an income tax benefit of $4.6 million for the same period in 2001. This change is primarily due to the increase in income before income taxes as a result of Lamar Media's adoption of SFAS No. 142.

As a result of the above factors, Lamar Media recognized net income for the three months ended June 30, 2002 of $2.5 million, as compared to a net loss of $17.5 million for the same period in 2001.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly-owned subsidiary, Lamar Media Corp. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2002.

Loans under Lamar Media's bank credit agreement bear interest at variable rates equal to the JPMorgan Chase Prime Rate or LIBOR plus the applicable margin. Because the JPMorgan Chase Prime Rate or LIBOR may increase or decrease at any time, the Company and Lamar Media are exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit agreement. Increases in the interest rates applicable to borrowings under the bank credit agreement would result in increased interest expense and a reduction in the Company's and Lamar Media's net income and total free cash flow.

At June 30, 2002, there was approximately $1,007 million of aggregate indebtedness outstanding under the bank credit agreement, or approximately 57.8% of the Company's and 69.2% of Lamar Media's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2002 with respect to borrowings under the bank credit agreement was $21.5 million, and the weighted average interest rate applicable to borrowings under these credit facilities during the six months ended June 30, 2002 was 3.9%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.9% rather than 3.9%), then the Company's and Lamar Media's June 30, 2002 interest expense would have been approximately $10.3 million higher resulting in a $6.3 million decrease in the Company's and Lamar Media's six months ended June 30, 2002 net income and total free cash flow.

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

PART II - OTHER INFORMATION
ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders on Thursday, May 23, 2002. Kevin P. Reilly, Jr., Sean E. Reilly, Keith A. Istre, Charles W. Lamar, III, Gerald H. Marchand, Anna Reilly Cullinan, T. Everett Stewart, Jr., Stephen P. Mumblow, John Maxwell Hamilton and Thomas Reifenheiser were elected as directors of the Company, each to hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified. The stockholders also approved an amendment to the Company's 1996 Equity Incentive Plan to increase the number of shares of the Company's Class A common stock available for issuance from 5,000,000 to 8,000,000 shares.

The results of voting at the Company's annual meeting of stockholders were as follows:

PROPOSAL NO. 1 (ELECTION OF DIRECTORS)


                                            Votes                  Votes
                   Nominee                   For                  Withheld
                   -------                   ---                  --------
         Kevin P. Reilly, Jr.             226,091,065            14,830,915
         Sean E. Reilly                   226,084,865            14,837,115
         Keith A. Istre                   239,622,325             1,299,655
         Charles W. Lamar, III            239,622,325             1,299,655
         Gerald H. Marchand               239,622,325             1,299,655
         Anna Reilly Cullinan             226,083,555            14,838,425
         T. Everett Stewart, Jr.          239,622,015             1,299,965
         Stephen P. Mumblow               239,839,815             1,082,165
         John Maxwell Hamilton            239,839,815             1,082,165
         Thomas Reifenheiser              239,839,815             1,082,165

PROPOSAL NO. 2 (AMENDMENT TO THE 1996 EQUITY INCENTIVE PLAN)

                For                        Against                 Abstain
                ---                        -------                 -------
             192,133,214                  48,746,822               41,944

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

                                             LAMAR ADVERTISING COMPANY

DATED:  August 12, 2002                      BY: /s/ Keith A. Istre
                                                 -------------------------------
                                                 Chief Financial and Accounting
                                                 Officer, Treasurer and Director

                                             LAMAR MEDIA CORP.

DATED:  August 12, 2002                      BY: /s/ Keith A. Istre
                                                 -------------------------------
                                                 Chief Financial and Accounting
                                                 Officer, Treasurer and Director

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

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.