Form 10-Q
period 2005-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2005-08-08
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-30242
Lamar Advertising Company
Commission File Number 1-12407
Lamar Media Corp.
(Exact name of registrants as specified in their charters)

Delaware Delaware (State or other jurisdiction of incorporation or organization) 5551 Corporate Blvd., Baton Rouge, LA (Address of principle executive offices)	72-1449411 72-1205791 (I.R.S Employer Identification No.) 70808 (Zip Code)
Registrants’ telephone number, including area code: (225) 926-1000
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether Lamar Advertising Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act:
Yes ☑ No ☐
Indicate by check mark whether Lamar Media Corp. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes ☐ No ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of August 2, 2005: 90,062,811
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of August 2, 2005: 15,672,527
The number of shares of Lamar Media Corp. common stock outstanding as of August 2, 2005: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This combined Quarterly Report on Form 10-Q of Lamar Advertising Company (the “Company”) and Lamar Media Corp. (“Lamar Media”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about the Company’s and Lamar Media’s:
•	expected operating results;

•	market opportunities;

•	acquisition opportunities;

•	ability to compete; and

•	stock price.
Generally, the words anticipates, believes, expects, intends, estimates, projects, plans and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s and Lamar Media’s actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:
•	risks and uncertainties relating to the Company’s significant indebtedness;

•	the demand for outdoor advertising;

•	the performance of the U.S. economy generally and the level of expenditures on outdoor advertising particularly;

•	the Company’s ability to renew expiring contracts at favorable rates;

•	the integration of companies that the Company acquires and its ability to recognize cost savings or operating efficiencies as a result of these acquisitions;

•	the Company’s need for and ability to obtain additional funding for acquisitions or operations; and

•	the regulation of the outdoor advertising industry by federal, state and local governments.
For a further description of these and other risks and uncertainties, the Company encourages you to read carefully the portion of the combined Annual Report on Form 10-K for the year ended December 31, 2004 of the Company and Lamar Media (the “2004 Combined Form 10-K”) under the caption “Factors Affecting Future Operating Results” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The forward-looking statements contained in this combined Quarterly Report on Form 10-Q speak only as of the date of this combined report. Lamar Advertising Company and Lamar Media Corp. expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this combined Quarterly Report to reflect any change in their expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based, except as may be required by law.

PART I — FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,089	$44,201
Receivables, net of allowance for doubtful accounts of $5,895 and $5,000 in 2005 and 2004, respectively	116,408	87,962
Prepaid expenses	50,933	35,287
Deferred income tax assets	7,318	6,899
Other current assets	8,954	8,231

Total current assets	202,702	182,580

Property, plant and equipment	2,132,555	2,077,379
Less accumulated depreciation and amortization	(853,831)	(807,735)

Net property, plant and equipment	1,278,724	1,269,644

Goodwill	1,286,845	1,265,106
Intangible assets	925,448	920,373
Deferred financing costs (net of accumulated amortization of $28,778 and $26,113, in 2005 and 2004 respectively)	21,893	24,552
Other assets	33,136	27,217

Total assets	$3,748,748	$3,689,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$12,956	$10,412
Current maturities of long-term debt	83,288	72,510
Accrued expenses	42,079	50,513
Deferred income	11,343	14,669

Total current liabilities	149,666	148,104

Long-term debt	1,538,761	1,587,424
Deferred income tax liabilities	102,171	76,240
Asset retirement obligation	135,953	132,700
Other liabilities	9,114	8,657

Total liabilities	1,935,665	1,953,125

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,719 shares issued and outstanding at 2005 and 2004	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2005 and 2004	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 90,059,961 and 88,742,430 shares issued and outstanding at 2005 and 2004, respectively	90	89
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,672,527 shares issued and outstanding at 2005 and 2004	16	16
Additional paid-in capital	2,184,587	2,131,449
Accumulated deficit	(371,610)	(395,207)

Stockholders’ equity	1,813,083	1,736,347

Total liabilities and stockholders’ equity	$3,748,748	$3,689,472

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	$264,743	$226,915	$497,572	$427,891

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	86,744	74,362	171,220	148,153
General and administrative expenses (exclusive of depreciation and amortization)	43,569	38,437	86,324	76,713
Corporate expenses (exclusive of depreciation and amortization)	9,074	7,214	18,263	14,373
Depreciation and amortization	71,916	72,472	141,154	142,713
(Gain) loss on disposition of assets	(485)	3,237	(2,443)	2,085

	210,818	195,722	414,518	384,037

Operating income	53,925	31,193	83,054	43,854

Other expense (income)
Interest income	(263)	(62)	(715)	(121)
Interest expense	21,757	18,133	42,619	37,035

	21,494	18,071	41,904	36,914

Income before income tax expense	32,431	13,122	41,150	6,940
Income tax expense	13,687	5,441	17,371	2,892

Net income	18,744	7,681	23,779	4,048
Preferred stock dividends	91	91	182	182

Net income applicable to common stock	$18,653	$7,590	$23,597	$3,866

Earnings per share:
Basic earnings per share	$0.18	$0.07	$0.22	$0.04

Diluted earnings per share	$0.18	$0.07	$0.22	$0.04

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	105,565,241	103,902,268	105,410,772	103,754,925
Incremental common shares from dilutive stock options and warrants	465,930	592,146	473,301	519,641
Incremental common shares from convertible debt	—	—	—	—

Weighted common shares diluted	106,031,171	104,494,414	105,884,073	104,274,566

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$23,779	$4,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,154	142,713
Amortization included in interest expense	2,665	2,632
(Gain) loss on disposition of assets	(2,443)	2,085
Deferred tax expense	14,846	2,070
Provision for doubtful accounts	3,358	3,460
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(24,115)	(14,455)
Prepaid expenses	(14,895)	(14,550)
Other assets	(2,393)	1,715
Increase (decrease) in:
Trade accounts payable	2,543	(2)
Accrued expenses	(10,477)	(10,186)
Other liabilities	(4,684)	(2,299)

Net cash provided by operating activities	129,338	117,231

Cash flows from investing activities:
Acquisition of new markets	(70,892)	(50,541)
Capital expenditures	(51,026)	(35,075)
Proceeds from disposition of assets	1,579	3,526
Increase in notes receivables	(3,800)	—

Net cash used in investing activities	(124,139)	(82,090)

Cash flows from financing activities:
Debt issuance costs	—	(1,036)
Net proceeds from issuance of common stock	8,376	19,549
Principal payments on long-term debt	(38,505)	(3,494)
Net payments under credit agreements	—	(40,000)
Dividends	(182)	(182)

Net cash used in financing activities	(30,311)	(25,163)

Net (decrease) increase in cash and cash equivalents	(25,112)	9,978
Cash and cash equivalents at beginning of period	44,201	7,797

Cash and cash equivalents at end of period	$19,089	$17,775

Supplemental disclosures of cash flow information:
Cash paid for interest	$39,586	$37,671

Cash paid for state and federal income taxes	$1,716	$423

Common stock issuance related to acquisitions	$43,314	$4,270

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2004 Combined Form 10-K.
2. Acquisitions
During the six months ended June 30, 2005, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of approximately $114,206, which consisted of the issuance of 1,026,413 shares of Lamar Advertising Class A common stock valued at $43,314 and the payment of $70,892 in cash.
Each of these acquisitions was accounted for under the purchase method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair value at the dates of acquisition. The following is a summary of the preliminary allocation of the acquisition costs in the above transactions.

Total
Current assets	$7,465
Property, plant and equipment	33,664
Goodwill	21,739
Site locations	56,566
Non-competition agreements	1,138
Customer lists and contracts	8,804
Other assets	503
Current liabilities	(3,336)
Long term liabilities	(12,337)

$114,206

Summarized below are certain unaudited pro forma statements of operations data for the six months ended June 30, 2005 and June 30, 2004 as if each of the above acquisitions and the acquisitions occurring in 2004, which were fully described in the 2004 Combined Form 10-K, had been consummated as of January 1, 2004. This pro forma information does not purport to represent what the Company’s results of operations actually would have been had such transactions occurred on the date specified or to project the Company’s results of operations for any future periods.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
2. Acquisitions (continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Pro forma net revenues	$264,917	$247,143	$500,324	$466,846

Pro forma net income applicable to common stock	$18,606	$8,492	$23,393	$4,516

Pro forma net income per common share — basic	$0.18	$0.08	$0.22	$0.04

Pro forma net income per common share — diluted	$0.18	$0.08	$0.22	$0.04

3. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amount of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Direct advertising expenses	$68,739	$68,899	$134,912	$135,113
General and administrative expenses	1,924	1,595	3,547	4,205
Corporate expenses	1,253	1,978	2,695	3,395

	$71,916	$72,472	$141,154	$142,713

4. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at June 30, 2005 and December 31, 2004.

		June 30, 2005		December 31,2004
	Estimated
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Customer lists and contracts	7 — 10	$419,172	$321,854	$410,368	$298,108
Non-competition agreements	3 — 15	59,317	52,370	58,179	51,284
Site locations	15	1,164,884	352,349	1,108,318	313,776
Other	5 — 15	16,379	7,731	13,817	7,141

		1,659,752	734,304	1,590,682	670,309

Unamortizable Intangible
Goodwill		$1,540,480	$253,635	$1,518,741	$253,635

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
4. Goodwill and Other Intangible Assets (continued)
The changes in the gross carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

Balance as of December 31, 2004	$1,518,741
Goodwill acquired during the six months ended June 30, 2005	21,739

Balance as of June 30, 2005	$1,540,480

5. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2004	$132,700
Additions to asset retirement obligations	2,582
Accretion expense	4,139
Liabilities settled	(3,468)

Balance at June 30, 2005	$135,953

6. Stock-Based Compensation
The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123,” permit entities to recognize as an expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied.
The following table illustrates the effect on net income (loss) and net income (loss) per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income applicable to common stock, as reported	$18,653	$7,590	$23,597	$3,866
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,268)	(2,023)	(2,767)	(5,884)

Pro forma net income (loss) applicable to common stock	17,385	5,567	20,830	(2,018)

Net income (loss) per common share – basic and diluted
Net income (loss), as reported	$0.18	$0.07	$0.22	$0.04
Net income (loss), pro forma	$0.16	$0.05	$0.20	$(0.02)

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
7. Recent Accounting Pronouncements
In December of 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces the requirements under SFAS No. 123 and APB No. 25. The statement sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires all share-based payments, including employee stock options, to be recognized in the financial statements based on their fair value. It carries forward prior guidance on accounting for awards to non-employees. The accounting for employee stock ownership plan transactions will continue to be accounted for in accordance with Statement of Position (SOP) 93-6, while awards to most non-employee directors will be accounted for as employee awards. The Company intends to adopt SFAS No. 123R effective January 1, 2006. The Company has not yet determined the effect the new Statement will have on its condensed consolidated financial statements as the Company has not completed its analysis; however, the Company expects the adoption of this Statement to result in a reduction of net income that may be material.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. When it is impractical to determine the period-specific effect of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practical and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported as a component of income. When it is impractical to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practical. This Statement is effective for business enterprises and not-for-profit organizations for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.
8. Summarized Financial Information of Subsidiaries
Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the “Guarantors”) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered to be minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indenture relating to Lamar Media’s outstanding notes. As of June 30, 2005 and December 31, 2004, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $1,997,713 and $1,943,280, respectively.
9. Earnings Per Share
Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the Company’s convertible debt, options and warrants were converted to common stock. The number of potentially dilutive shares excluded from the calculation because of their antidilutive effect is 5,581,755 for the three months ended June 30, 2005 and 2004 and for the six months ended June 30, 2005 and 2004.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,089	$44,201
Receivables, net of allowance for doubtful accounts of $5,895 and $5,000 in 2005 and 2004, respectively	116,408	87,962
Prepaid expenses	50,933	35,287
Deferred income tax assets	7,318	6,899
Other current assets	8,684	8,121

Total current assets	202,432	182,470

Property, plant and equipment	2,132,555	2,077,379
Less accumulated depreciation and amortization	(853,831)	(807,735)

Net property, plant and equipment	1,278,724	1,269,644

Goodwill	1,278,146	1,256,835
Intangible assets	924,850	919,791
Deferred financing costs (net of accumulated amortization of $15,521 and 14,302, in 2005 and 2004, respectively)	12,152	13,361
Other assets	32,737	30,361

Total assets	$3,729,041	$3,672,462

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$12,956	$10,412
Current maturities of long-term debt	83,288	72,510
Accrued expenses	32,774	41,253
Deferred income	11,343	14,669

Total current liabilities	140,361	138,844

Long-term debt	1,251,261	1,299,924
Deferred income tax liabilities	131,542	103,598
Asset retirement obligation	135,953	132,700
Other liabilities	9,114	8,657

Total liabilities	1,668,231	1,683,723

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2005 and 2004	—	—
Additional paid-in capital	2,388,423	2,343,929
Accumulated deficit	(327,613)	(355,190)

Stockholder’s equity	2,060,810	1,988,739

Total liabilities and stockholder’s equity	$3,729,041	$3,672,462

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	$264,743	$226,915	$497,572	$427,891

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	86,744	74,362	171,220	148,153
General and administrative expenses (exclusive of depreciation and amortization)	43,569	38,437	86,324	76,713
Corporate expenses (exclusive of depreciation and amortization)	8,958	7,128	18,031	14,203
Depreciation and amortization	71,916	72,472	141,154	142,713
(Gain) loss on disposition of assets	(485)	3,237	(2,443)	2,085

	210,702	195,636	414,286	383,867

Operating income	54,041	31,279	83,286	44,024

Other expense (income)
Interest income	(263)	(62)	(715)	(121)
Interest expense	18,966	15,152	37,039	31,456

	18,703	15,090	36,324	31,335

Income before income tax expense	35,338	16,189	46,962	12,689
Income tax expense	14,604	6,726	19,385	5,277

Net income	$20,734	$9,463	$27,577	$7,412

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$27,577	$7,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,154	142,713
Amortization included in interest expense	1,219	1,185
(Gain) loss on disposition of assets	(2,443)	2,085
Deferred tax expense	16,859	4,455
Provision for doubtful accounts	3,358	3,460
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(24,115)	(13,922)
Prepaid expenses	(14,895)	(14,550)
Other assets	1,040	15,561
Increase (decrease) in:
Trade accounts payable	2,543	(2)
Accrued expenses	(10,522)	(9,626)
Other liabilities	(4,684)	(2,299)

Net cash provided by operating activities	137,091	136,472

Cash flows from investing activities:
Acquisition of new markets	(70,892)	(50,541)
Capital expenditures	(50,585)	(34,949)
Proceeds from disposition of assets	1,579	3,526
Increase in notes receivables	(3,800)	—

Net cash used in investing activities	(123,698)	(81,964)

Cash flows from financing activities:
Debt issuance costs	—	(1,036)
Principal payments on long-term debt	(38,505)	(3,494)
Net payments under credit agreements	—	(40,000)

Net cash used in financing activities	(38,505)	(44,530)

Net (decrease) increase in cash and cash equivalents	(25,112)	9,978
Cash and cash equivalents at beginning of period	44,201	7,797

Cash and cash equivalents at end of period	$19,089	$17,775

Supplemental disclosures of cash flow information:
Cash paid for interest	$35,453	$33,538

Cash paid for state and federal income taxes	$1,716	$423

Parent company stock issued related to acquisitions	$43,314	$4,270

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2004 Combined Form 10-K.
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 2, 3, 4, 5, 7, 8 and 10 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp., as it is a wholly owned subsidiary of Lamar Advertising Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward–Looking Statements” and in the 2004 Combined Form 10-K under the caption “Factors Affecting Future Operating Results.” You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the six months and three months ended June 30, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
OVERVIEW
The Company’s net revenues, which represent gross revenues less commissions paid for the use of advertising displays on behalf of advertisers, are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company. The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions.
Since December 31, 2001, the Company has increased the number of outdoor advertising displays it operates by approximately 6% by completing over 275 strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $631.5 million, which included the issuance of 4,050,958 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $152.5 million and warrants valued at the time of issuance of approximately $1.8 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its bank credit agreement, as amended, and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performances of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. With the exception of the new markets acquired as a result of the acquisition of Obie Media Corporation on January 18, 2005 (“the Obie markets”), substantially all of the acquisitions completed during the six months ended June 30, 2005 were in existing markets. The Obie markets are comprised primarily of transit assets and represent new markets for the Company. Although none of these acquisitions have caused material integration issues, additional time and resources are required to integrate new markets successfully into the Company’s business. The Company expects to continue to pursue acquisitions that complement the Company’s business.
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with new billboard displays, logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and six months ended June 30, 2005 and 2004:

	Three months ended		Six months ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2005	2004	2005	2004
Billboard	$22,613	$14,067	$34,956	$24,185
Logos	1,422	475	2,807	1,152
Transit	324	444	462	775
Land and buildings	2,760	2,462	7,330	5,765
Other property, plant and equipment	3,410	1,736	5,471	3,198

Total capital expenditures	$30,529	$19,184	$51,026	$35,075

RESULTS OF OPERATIONS
Six Months ended June 30, 2005 compared to Six Months ended June 30, 2004
Net revenues increased $69.7 million or 16.3% to $497.6 million for the six months ended June 30, 2005 from $427.9 million for the same period in 2004. This increase was attributable primarily to an increase in billboard net revenues of $47.5 million or 11.8% over the prior period, a $2.3 million increase in logo sign revenue, which represents an increase of 11.0% over the prior period, and a $19.6 million increase in transit revenue over the prior period, primarily due to the Obie acquisition.
The increase in billboard net revenue of $47.5 million was generated by acquisition activity of approximately $18.7 million and internal growth of approximately $28.8 million, while the increase in logo sign revenue of $2.3 million was generated by internal growth across various markets within the logo sign programs. The increase in transit revenue of approximately $19.6 million was due to internal growth of approximately $2.3 million and acquisition activity primarily resulting from the Obie acquisition of $17.3 million.
Net revenues (excluding revenues from the Obie markets) for the six months ended June 30, 2005, as compared to acquisition-adjusted net revenue for the six months ended June 30, 2004, increased $30.7 million or 6.9% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $36.6 million or 15.3% to $275.8 million for the six months ended June 30, 2005 from $239.2 million for the same period in 2004. There was a $32.7 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $3.9 million increase in corporate expenses. The increase in corporate expenses is primarily related to increased legal fees, additional accounting and professional fees related to Sarbanes-Oxley compliance and additional expenses related to expanded efforts in the Company’s business development and national sales department.
Depreciation and amortization expense remained relatively constant for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.
Due to the above factors, operating income increased $39.2 million to $83.1 million for six months ended June 30, 2005 compared to $43.9 million for the same period in 2004.
Interest expense increased $5.6 million from $37.0 million for the six months ended June 30, 2004 to $42.6 million for the six months ended June 30, 2005 due to an increase in interest rates.
The increase in operating income offset by the increase in interest expense described above resulted in a $34.2 million increase in income before income taxes. This increase in income resulted in an increase in the income tax expense of $14.5 million for the six months ended June 30, 2005 over the same period in 2004. The effective tax rate for the six months ended June 30, 2005 was 42.2%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
As a result of the above factors, the Company recognized net income for the six months ended June 30, 2005 of $23.8 million, as compared to net income of $4.0 million for the same period in 2004.
Three Months ended June 30, 2005 compared to Three Months ended June 30, 2004
Net revenues increased $37.8 million or 16.7% to $264.7 million for the three months ended June 30, 2005 from $226.9 million for the same period in 2004. This increase was attributable primarily to an increase in billboard net revenues of $25.6 million or 12.0% over the prior period, a $1.3 million increase in logo sign revenue, which represents an increase of 12.5% over the prior period, and a $10.8 million increase in transit revenue over the prior period, primarily due to the Obie acquisition.
The increase in billboard net revenue of $25.6 million was generated by acquisition activity of approximately $10.0 million and internal growth of approximately $15.6 million, while the increase in logo sign revenue of $1.3 million was generated by internal growth across various markets within the logo sign programs. The increase in transit revenue of approximately $10.8 million was due to internal growth of approximately $0.8 million and acquisition activity primarily resulting from the Obie acquisition of $10.0 million.
Net revenues (excluding revenues from the Obie markets) for the three months ended June 30, 2005, as compared to acquisition-adjusted net revenue for the three months ended June 30, 2004, increased $17.1 million or 7.2% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $19.4 million or 16.2% to $139.4 million for the three months ended June 30, 2005 from $120.0 million for the same period in 2004. There was a $17.5 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $1.9 million increase in corporate expenses. The increase in corporate expenses is primarily related to increased legal fees, additional accounting and professional fees related to Sarbanes-Oxley compliance and additional expenses related to expanded efforts in the Company’s business development and national sales department.

Depreciation and amortization expense remained relatively constant for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.
Due to the above factors, operating income increased $22.7 million to $53.9 million for three months ended June 30, 2005 compared to $31.2 million for the same period in 2004.
Interest expense increased $3.7 million from $18.1 million for the three months ended June 30, 2004 to $21.8 million for the three months ended June 30, 2005 due to an increase in interest rates.
The increase in operating income offset by the increase in interest expense described above resulted in a $19.3 million increase in income before income taxes. This increase in income resulted in an increase in the income tax expense of $8.2 million for the three months ended June 30, 2005 over the same period in 2004. The effective tax rate for the three months ended June 30, 2005 was 42.2%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
As a result of the above factors, the Company recognized net income for the three months ended June 30, 2005 of $18.7 million, as compared to net income of $7.7 million for the same period in 2004.
Reconciliations:
Because acquisitions occurring after December 31, 2003 (the “Acquired Assets”) have contributed to our net revenue results for the periods presented, we provide 2004 acquisition-adjusted net revenue, which adjusts our 2004 net revenue for the three and six months ended June 30, 2004 by adding to it the net revenue generated by the Acquired Assets (excluding assets acquired in the Obie markets) prior to our acquisition of them for the same time frame that those assets were owned in the three and six months ended June 30, 2005. We provide this information as a supplement to net revenues to enable investors to compare periods in 2005 and 2004 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing with our existing assets. The Company’s management has excluded revenues from the Obie markets in the 2005 periods and no adjustment has been made to the 2004 periods with respect to the Obie markets because of operational issues that are unique to the assets in the Obie markets, which are comprised primarily of transit assets. Management intends to exclude revenues from the Obie markets in this manner until the Company has owned and operated these assets for twelve months.
Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets (excluding the Obie markets) during the period in 2004 that corresponds with the actual period we have owned the assets in 2005 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue, excluding the Obie markets.” Net revenue (excluding revenues from the Obie markets) is also not determined in accordance with GAAP and excludes the revenue generated by the assets in the Obie markets from the Company’s reported net revenue during the 2005 period.
Reconciliations of 2004 reported net revenue to 2004 acquisition-adjusted net revenue and 2005 reported net revenue to 2005 net revenue (excluding revenues from the Obie markets) for each of the three and six month periods ended June 30, as well as a comparison of 2004 acquisition-adjusted net revenue to 2005 net revenue (excluding revenues from the Obie markets) for each of the three and six month periods ended June 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Six months ended
	June 30, 2004	June 30, 2004
	(in thousands)	(in thousands)
Reported net revenue	$226,915	$427,891
Acquisition net revenue, excluding the Obie markets	8,962	17,568

Acquisition-adjusted net revenue	$235,877	$445,459

Reconciliation of Reported Net Revenue to Net Revenue (excluding revenues from the Obie markets)

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(in thousands)	(in thousands)
Reported net revenue	$264,743	$497,572
Less net revenue — Obie markets	(11,799)	(21,387)

Net revenue (excluding revenues from the Obie markets)	$252,944	$476,185

Comparison of 2005 Net Revenue (excluding revenues from the Obie markets) to 2004 Acquisition-Adjusted Net Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Reported net revenue	$264,743	$226,915	$497,572	$427,891
Acquisition net revenue, excluding the Obie markets	—	8,962	—	17,568
Less net revenue — Obie markets	(11,799)	—	(21,387)	—

Adjusted totals	$252,944	$235,877	$476,185	$445,459

LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company has historically satisfied its working capital requirements with cash from operations and borrowings under its bank credit facility. The Company’s wholly owned subsidiary, Lamar Media Corp., is the borrower under the bank credit facility and maintains all corporate cash balances. Any cash requirements of the Company, therefore, must be funded by distributions from Lamar Media. The Company’s acquisitions have been financed primarily with funds borrowed under the bank credit facility and issuance of its Class A common stock and debt securities. If an acquisition is made by one of the Company’s subsidiaries using the Company’s Class A common stock, a permanent contribution of additional paid-in-capital of Class A common stock is distributed to that subsidiary.
Sources of Cash
Total Liquidity at June 30, 2005. As of June 30, 2005 we had approximately $232.7 million of total liquidity, which is comprised of approximately $19.1 million in cash and cash equivalents and the ability to draw approximately $213.6 million under our revolving bank credit facility.
Cash Generated by Operations. For the six months ended June 30, 2005 and 2004 our cash provided by operating activities was $129.3 million and $117.2 million, respectively. While our net income was approximately $23.8 million for the six months ended June 30, 2005, we generated cash from operating activities of $129.3 million during that same period, primarily due to adjustments needed to reconcile net income to cash provided by operating activities, which primarily consisted of depreciation and amortization of $141.2 million. In addition, there was an increase in working capital of $54.0 million. We expect to generate cash flows from operations during 2005 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use the excess cash generated principally for acquisitions and to reduce debt. See “— Cash Flows” for more information.
Credit Facilities. As of June 30, 2005 we had approximately $213.6 million of unused capacity under our revolving credit facility. The bank credit facility is comprised of a $225.0 million revolving bank credit facility and a $975.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that the lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion.
Factors Affecting Sources of Liquidity
Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.
Restrictions Under Credit Facilities and Other Debt Securities. Currently Lamar Media has outstanding approximately $385.0 million 7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003. The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur indebtedness other than:
•	up to $1.3 billion of indebtedness under its bank credit facility;

•	currently outstanding indebtedness or debt incurred to refinance outstanding debt;

•	inter-company debt between Lamar Media and its subsidiaries or between subsidiaries;

•	certain purchase money indebtedness and capitalized lease obligations to acquire or lease property in the ordinary course of business that cannot exceed the greater of $20 million or 5% of Lamar Media’s net tangible assets; and

•	additional debt not to exceed $40 million.
Lamar Media is required to comply with certain covenants and restrictions under its bank credit agreement. If Lamar Media fails to comply with these tests, its obligations under the bank credit agreement may be accelerated. At June 30, 2005 and currently, Lamar Media is in compliance with all such tests.
Lamar Media cannot exceed the following financial ratios under its bank credit facility:
•	a total debt ratio, defined as total consolidated debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 5.75 to 1; and

•	a senior debt ratio, defined as total consolidated senior debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 3.75 to 1.
In addition, the bank credit facility requires that Lamar Media must maintain the following financial ratios:
•	an interest coverage ratio, defined as the ratio of EBITDA, as defined below, for the most recent four fiscal quarters to total consolidated accrued interest expense for that period, of at least 2.25 to 1; and

•	a fixed charges coverage ratio, defined as the ratio of EBITDA, as defined below, for the most recent four fiscal quarters to (1) the total payments of principal and interest on debt for such period, plus (2) capital expenditures made during such period, plus (3) income and franchise tax payments made during such period, plus (4) dividend payments (other than payments deducted in computing EBITDA and payments included in interest expense), of at least 1.05 to 1.

As defined under Lamar Media’s bank credit facility, EBITDA is, for any period, operating income for Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, depreciation, amortization and any other non-cash income or charges accrued for such period and (except to the extent received or paid in cash by Lamar Media or any of its restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. Any dividend payment made by Lamar Media or any of its restricted subsidiaries to the Company during any period to enable the Company to pay certain qualified expenses on behalf of Lamar Media and its subsidiaries shall be treated as operating expenses of Lamar Media for the purposes of calculating EBITDA for such period. EBITDA under the bank credit agreement is also adjusted to reflect certain acquisitions or dispositions as if such acquisitions or dispositions were made on the first day of such period.
The Company believes that its current level of cash on hand, availability under its bank credit agreement and future cash flows from operations are sufficient to meet its operating needs through the year 2005. All debt obligations are reflected on the Company’s balance sheet.
Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $51.0 million for the six months ended June 30, 2005. We anticipate our 2005 total capital expenditures for construction and improvements to be approximately $85 million.
Acquisitions. During the six months ended June 30, 2005, the Company financed its acquisition activity of approximately $114.2 million with borrowings under Lamar Media’s revolving credit facility and cash on hand totaling $70.9 million as well as the issuance of the Company’s Class A common stock valued at the time of issuance at approximately $43.3 million. In 2005, we expect to spend between $150 and $175 million on acquisitions, which we may finance through borrowings, cash on hand, the issuance of Class A common stock, or some combination of the foregoing, depending on market conditions. We plan on continuing to invest in both capital expenditures and acquisitions that can provide high returns in light of existing market conditions.
Debt Service and Contractual Obligations. As of June 30, 2005, we had outstanding debt of approximately $1.6 billion. For the year ending December 31, 2005 we are obligated to make a total of approximately $149.2 million in interest and principal payments on outstanding debt. Lamar Media has principal reduction obligations and revolver commitment reductions under its bank credit agreement as described in Note 8 of the Notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004.
Cash Flows
The Company’s cash flows provided by operating activities increased by $12.1 million for the six months ended June 30, 2005 due primarily to an increase in net income of $19.7 million as described in Results of Operations and an increase in adjustments to reconcile net income to cash provided by operating activities of $6.6 million, which primarily is an increase in deferred income tax expense of $12.8 million, offset by an increase in loss (gain) on disposition of assets of $4.5 million. In addition, as compared to the same period in 2004, there were increases in the change in receivables of $9.7 million.
Cash flows used in investing activities increased $42.0 million from $82.1 million for the six months ended June 30, 2004 to $124.1 million for the six months ended June 30, 2005, primarily due to the increase in cash used in acquisition activity by the Company in 2005 of $20.4 million and an increase in capital expenditures of $16.0 million.
Cash flows used in financing activities was $30.3 million for the six months ended June 30, 2005 primarily due to $38.5 million in principal payments on long term debt offset by $8.4 million in net proceeds from issuance of common stock.
RECENT ACCOUNTING PRONOUNCEMENTS
In December of 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces the requirements under SFAS No. 123 and APB No. 25. The statement sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires all share-based payments, including employee stock options, to be recognized in the financial statements based on their fair value. It carries forward prior guidance on accounting for awards to non-employees. The accounting for employee stock ownership plan transactions will continue to be accounted for in accordance with Statement of Position (SOP) 93-6, while awards to most non-employee directors will be accounted for as employee awards. The Company intends to adopt SFAS No. 123R effective January 1, 2006. The Company has not yet determined the effect the new Statement will have on it’s condensed consolidated financial statements as the Company has not completed its analysis; however, the Company expects the adoption of this Statement to result in a reduction of net income that may be material.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. When it is impractical to determine the period-specific effect of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practical and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported as a component of income. When it is impractical to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practical. This Statement is effective for business enterprises and not-for-profit organizations for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the six and three months ended June 30, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.
Six Months ended June 30, 2005 compared to Six Months ended June 30, 2004
Net revenues increased $69.7 million or 16.3% to $497.6 million for the six months ended June 30, 2005 from $427.9 million for the same period in 2004. This increase was attributable primarily to an increase in billboard net revenues of $47.5 million or 11.8% over the prior period, a $2.3 million increase in logo sign revenue, which represents an increase of 11.0% over the prior period, and a $19.6 million increase in transit revenue over the prior period, primarily due to the Obie acquisition.
The increase in billboard net revenue of $47.5 million was generated by acquisition activity of approximately $18.7 million and internal growth of approximately $28.8 million, while the increase in logo sign revenue of $2.3 million was generated by internal growth across various markets within the logo sign programs. The increase in transit revenue of approximately $19.6 million was due to internal growth of approximately $2.3 million and acquisition activity primarily resulting from the Obie acquisition of $17.3 million.
Net revenues (excluding revenues from the Obie markets) for the six months ended June 30, 2005, as compared to acquisition-adjusted net revenue for the six months ended June 30, 2004, increased $30.7 million or 6.9% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $36.5 million or 15.3% to $275.6 million for the six months ended June 30, 2005 from $239.1 million for the same period in 2004. There was a $32.7 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $3.8 million increase in corporate expenses. The increase in corporate expenses is primarily related to increased legal fees, additional accounting and professional fees related to Sarbanes-Oxley compliance and additional expenses related to expanded efforts in the Company’s business development and national sales department.
Depreciation and amortization expense remained relatively constant for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.
Due to the above factors, operating income increased $39.3 million to $83.3 million for six months ended June 30, 2005 compared to $44.0 million for the same period in 2004.
Interest expense increased $5.5 million from $31.5 million for the six months ended June 30, 2004 to $37.0 million for the six months ended June 30, 2005 due to an increase in interest rates.
The increase in operating income offset by the increase in interest expense described above resulted in a $34.3 million increase in income before income taxes. This increase in income resulted in an increase in the income tax expense of $14.1 million for the six months ended June 30, 2005 over the same period in 2004. The effective tax rate for the six months ended June 30, 2005 was 41.3%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
As a result of the above factors, the Company recognized net income for the six months ended June 30, 2005 of $27.6 million, as compared to net income of $7.4 million for the same period in 2004.
Three Months ended June 30, 2005 compared to Three Months ended June 30, 2004
Net revenues increased $37.8 million or 16.7% to $264.7 million for the three months ended June 30, 2005 from $226.9 million for the same period in 2004. This increase was attributable primarily to an increase in billboard net revenues of $25.6 million or 12.0% over the prior period, a $1.3 million increase in logo sign revenue, which represents an increase of 12.5% over the prior period, and a $10.8 million increase in transit revenue over the prior period, primarily due to the Obie acquisition.
The increase in billboard net revenue of $25.6 million was generated by acquisition activity of approximately $10.0 million and internal growth of approximately $15.6 million, while the increase in logo sign revenue of $1.3 million was generated by internal growth across various markets within the logo sign programs. The increase in transit revenue of approximately $10.8 million was due to internal growth of approximately $0.8 million and acquisition activity primarily resulting from the Obie acquisition of $10.0 million.
Net revenues (excluding revenues from the Obie markets) for the three months ended June 30, 2005, as compared to acquisition-adjusted net revenue for the three months ended June 30, 2004, increased $17.1 million or 7.2% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $19.4 million or 16.2% to $139.3 million for the three months ended June 30, 2005 from $119.9 million for the same period in 2004. There was a $17.6 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $1.8 million increase in corporate expenses. The increase in corporate expenses is primarily related to increased legal fees, additional accounting and professional fees related to Sarbanes-Oxley compliance and additional expenses related to expanded efforts in the Company’s business development and national sales department.

Depreciation and amortization expense remained relatively constant for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.
Due to the above factors, operating income increased $22.7 million to $54.0 million for three months ended June 30, 2005 compared to $31.3 million for the same period in 2004.
Interest expense increased $3.8 million from $15.2 million for the three months ended June 30, 2004 to $19.0 million for the three months ended June 30, 2005 due to an increase in interest rates.
The increase in operating income offset by the increase in interest expense described above resulted in a $19.1 million increase in income before income taxes. This increase in income resulted in an increase in the income tax expense of $7.9 million for the three months ended June 30, 2005 over the same period in 2004. The effective tax rate for the three months ended June 30, 2005 was 41.3%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
As a result of the above factors, the Company recognized net income for the three months ended June 30, 2005 of $20.7 million, as compared to net income of $9.5 million for the same period in 2004.
Reconciliations:
Because acquisitions occurring after December 31, 2003 (the “Acquired Assets”) have contributed to our net revenue results for the periods presented, we provide 2004 acquisition-adjusted net revenue, which adjusts our 2004 net revenue for the three and six months ended June 30, 2004 by adding to it the net revenue generated by the Acquired Assets (excluding assets acquired in the Obie markets) prior to our acquisition of them for the same time frame that those assets were owned in the three and six months ended June 30, 2005. We provide this information as a supplement to net revenues to enable investors to compare periods in 2005 and 2004 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing with our existing assets. The Company’s management has excluded revenues from the Obie markets in the 2005 periods and no adjustment has been made to the 2004 periods with respect to the Obie markets because of operational issues that are unique to the assets in the Obie markets, which are comprised primarily of transit assets. Management intends to exclude revenues from the Obie markets in this manner until the Company has owned and operated these assets for twelve months.
Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets (excluding the Obie markets) during the period in 2004 that corresponds with the actual period we have owned the assets in 2005 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue, excluding the Obie markets.” Net revenue (excluding revenues from the Obie markets) is also not determined in accordance with GAAP and excludes the revenue generated by the assets in the Obie markets from the Company’s reported net revenue during the 2005 period.
Reconciliations of 2004 reported net revenue to 2004 acquisition-adjusted net revenue and 2005 reported net revenue to 2005 net revenue (excluding revenues from the Obie markets) for each of the three and six month periods ended June 30, as well as a comparison of 2004 acquisition-adjusted net revenue to 2005 net revenue (excluding revenues from the Obie markets) for each of the three and six month periods ended June 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Six months ended
	June 30, 2004	June 30, 2004
	(in thousands)	(in thousands)
Reported net revenue	$226,915	$427,891
Acquisition net revenue, excluding the Obie markets	8,962	17,568

Acquisition-adjusted net revenue	$235,877	$445,459

Reconciliation of Reported Net Revenue to Net Revenue (excluding revenues from the Obie markets)

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(in thousands)	(in thousands)
Reported net revenue	$264,743	$497,572
Less net revenue — Obie markets	(11,799)	(21,387)

Net revenue (excluding revenues from the Obie markets)	$252,944	$476,185

Comparison of 2005 Net Revenue (excluding revenues from the Obie markets) to 2004 Acquisition-Adjusted Net Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Reported net revenue	$264,743	$226,915	$497,572	$427,891
Acquisition net revenue, excluding the Obie markets	—	8,962	—	17,568
Less net revenue – Obie markets	(11,799)	—	(21,387)	—

Adjusted totals	$252,944	$235,877	$476,185	$445,459

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2005, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004.
Loans under Lamar Media’s bank credit agreement bear interest at variable rates equal to the JPMorgan Chase Prime Rate or LIBOR plus the applicable margin. Because the JPMorgan Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit agreement. Increases in the interest rates applicable to borrowings under the bank credit agreement would result in increased interest expense and a reduction in the Company’s net income.
At June 30, 2005, there was approximately $940.4 million of aggregate indebtedness outstanding under the bank credit agreement, or approximately 61.1% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2005 with respect to borrowings under the bank credit agreement was $21.9 million, and the weighted average interest rate applicable to borrowings under this credit facility during the six months ended June 30, 2005 was 4.3%. Assuming that the weighted average interest rate was 200-basis points higher (that is 6.3% rather than 4.3%), then the Company’s six months ended June 30, 2005 interest expense would have been approximately $9.8 million higher resulting in a $5.7 million decrease in the Company’s six months ended June 30, 2005 net income.
The Company has attempted to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate, long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the bank credit agreement to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or if these actions are taken, that they will be effective.
ITEM 4. CONTROLS AND PROCEDURES
a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.
b) Changes in Internal Control Over Financial Reporting.
There was no change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) of the Company and Lamar Media identified in connection with the evaluation of the Company’s and Lamar Media’s internal control performed during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s and Lamar Media’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company held its annual meeting of stockholders on Thursday, May 26, 2005. Kevin P. Reilly, Jr., Wendell Reilly, Anna Reilly Cullinan, Stephen P. Mumblow, John Maxwell Hamilton, Thomas Reifenheiser and Robert Jelenic were elected as directors of the Company, each to hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified.
The results of voting at the Company’s annual meeting of stockholders were as follows:
Proposal: Election of Directors

	VOTES	VOTES
Nominee	FOR	WITHHELD
Kevin P. Reilly, Jr.	233,443,494	1,495,178
Wendell Reilly	233,439,238	1,499,434
Anna Reilly Cullinan	233,437,722	1,500,950
Stephen P. Mumblow	229,999,901	4,938,771
John Maxwell Hamilton	234,365,529	573,143
Thomas V. Reifenheiser	233,364,825	1,573,847
Robert M. Jelenic	230,365,225	1,573,447
ITEM 6. EXHIBITS
The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: August 8, 2005	BY: /s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: August 8, 2005	BY: /s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger dated as of July 20, 1999 among Lamar Media Corp., Lamar New Holding Co., and Lamar Holdings Merge Co. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

3.1	Certificate of Incorporation of Lamar New Holding Co. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation of Lamar New Holding Co. (whereby the name of Lamar New Holding Co. was changed to Lamar Advertising Company). Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

3.4	Certificate of Correction of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

3.5	Bylaws of the Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.6	Amended and Restated Bylaws of Lamar Media Corp. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.