Form 10-K
period 2005-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2006-03-15
CIK 1090425, 899045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 0-30242
Lamar Advertising Company
Commission File Number 1-12407
Lamar Media Corp.
(Exact names of registrants as specified in their charters)

Delaware	72-1449411
Delaware	72-1205791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)
5551 Corporate Blvd., Baton Rouge, LA	70808
(Address of principal executive offices)	(Zip Code)
Registrants’ telephone number, including area code: (225) 926-1000
SECURITIES OF LAMAR ADVERTISING COMPANY
REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None
SECURITIES OF LAMAR ADVERTISING COMPANY
REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Class A common stock, $0.001 par value
SECURITIES OF LAMAR MEDIA CORP.
REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None
SECURITIES OF LAMAR MEDIA CORP.
REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if Lamar Advertising Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☑ No ☐
Indicate by check mark if Lamar Advertising Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark if Lamar Media Corp. is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if Lamar Media Corp. is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Lamar Advertising Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑             Accelerated filer  ☐             Non-accelerated filer ☐.
Indicate by check mark whether Lamar Media Corp. is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☑.
Indicate by check mark if either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of June 30, 2005, the aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $3,601,421,076 based on $42.77 as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
As of June 30, 2005, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2006
Lamar Advertising Company Class A common stock, $0.001 par value per share	90,275,194 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	15,647,865 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006 (Proxy Statement)	Part III
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

NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:
•	the Company’s future financial performance and condition;

•	the Company’s business plans, objectives, prospects, growth and operating strategies;

•	market opportunities and competitive positions;

•	estimated risks; and

•	stock price.
Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:
•	national and local economic conditions that may affect the markets in which the Company operates;

•	the levels of expenditures on advertising in general and outdoor advertising in particular;

•	increased competition within the outdoor advertising industry;

•	the regulation of the outdoor advertising industry;

•	the Company’s need for, and ability to obtain, additional funding for acquisitions and operations;

•	risks and uncertainties relating to the Company’s significant indebtedness;

•	the Company’s ability to renew expiring contracts at favorable rates;

•	the integration of businesses that the Company acquires and its ability to recognize cost savings and operating efficiencies as a result of these acquisitions; and

•	changes in accounting principles, policies or guidelines.
The forward-looking statements in this report are based on the Company’s current good faith beliefs, however, actual results may differ due to inaccurate assumptions, the factors listed above or other foreseeable or unforeseeable factors. Consequently, the Company cannot guarantee that any of the forward-looking statements will prove to be accurate. The forward-looking statements in this report speak only as of the date of this report, and Lamar Advertising Company and Lamar Media Corp. expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report.
INDUSTRY AND MARKET DATA
The industry and market data presented throughout this report are based on the experience and estimates of the Company’s management and the data in reports issued by third-parties, including the Outdoor Advertising Association of America. In each case, the Company believes this industry and market data is reasonable. The Company has not, however, independently verified the industry and market data derived from third-party sources, and no independent source has verified the industry and market data derived from management’s experience and estimates.

PART I
ITEM 1. BUSINESS
General
Lamar Advertising Company, referred to herein as the “Company” or “Lamar Advertising” or “we” is one of the largest outdoor advertising companies in the United States based on number of displays and has operated under the Lamar name since 1902. As of December 31, 2005, the Company owned and operated over 151,000 billboard advertising displays in 44 states and Canada, operated over 98,000 logo advertising displays in 19 states and the province of Ontario, Canada, and operated approximately 31,330 transit advertising displays in 17 states and Canada. The Company offers its customers a fully integrated service, satisfying all aspects of their billboard display requirements from ad copy production to placement and maintenance.
The Company’s Business
We operate three types of outdoor advertising displays: billboards, logo signs and transit advertising displays.
Billboards. The Company sells most of its advertising space on two types of billboards: bulletins and posters.
•	Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic.

•	Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic.
In addition to these traditional billboards, the Company is also introducing digital billboards which are generally located on major traffic arteries and city streets. As of December 31, 2005, the Company owned and operated over 151,000 billboard advertising displays in 44 states and Canada.
Logo signs. The Company sells advertising space on logo signs located near highway exits.
•	Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.
The Company is the largest provider of logo signs in the United States, operating 19 of the 24 privatized state logo sign contracts. As of December 31, 2005, the Company operated over 98,000 logo sign advertising displays in 19 states and Canada.
Transit advertising displays. The Company also sells advertising space on the exterior and interior of public transportation vehicles, transit shelters and benches in 75 markets. As of December 31, 2005, the Company operated approximately 31,330 transit advertising displays in 17 states and Canada.
Corporate History
The Company has operated under the Lamar name since its founding in 1902 and has been quoted on the Nasdaq National Market System under the symbol “LAMR” since 1996. We completed a reorganization on July 20, 1999 that created our current holding company structure. At that time, the operating company (then called Lamar Advertising Company) was renamed Lamar Media Corp., and all of the operating company’s stockholders became stockholders of a new holding company. The new holding company then took the Lamar Advertising Company name, and Lamar Media Corp. became a wholly owned subsidiary of Lamar Advertising Company.
In this report, we refer to Lamar Advertising’s wholly owned subsidiary Lamar Media Corp. as “Lamar Media.”
Where you can find more information
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available free of charge through its website, www.lamar.com, as soon as reasonably practicable after filing them with, or furnishing them to, the Securities and Exchange Commission. Information contained on the website is not part of this report.

Operating Strategies
We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:
Continuing to provide high quality local sales and service. The Company seeks to identify and closely monitor the needs of its customers and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 82% of its net revenues for the year ended December 31, 2005, which management believes is higher than the industry average. The Company believes that the experience of its regional and local managers has contributed greatly to its success. For example, the Company’s regional managers have been with the Company for an average of 24 years. In an effort to provide high quality sales and service at the local level, the Company employed approximately 880 local account executives as of December 31, 2005. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of the central office, as well as offices in its other markets, in the event business opportunities or customers’ needs support such an allocation of resources.
Continuing a centralized control and decentralized management structure. The Company’s management believes that, for its particular business, centralized control and a decentralized organization provide for greater economies of scale and are more responsive to local market demands. Therefore, the Company maintains centralized accounting and financial control over its local operations, but the local managers are responsible for the day-to-day operations in each local market and are compensated according to that market’s financial performance.
Continuing to focus on internal growth. Within our existing markets, we seek to increase our revenue and improve our cash flow by employing highly-targeted local marketing efforts to improve our display occupancy rates and by increasing advertising rates where and when demand can absorb rate increases. Our local offices spearhead this effort and respond to local customer demands quickly.
In addition, we routinely invest in upgrading our existing displays and constructing new displays. From January 1, 1997 to December 31, 2005, the Company invested approximately $700 million in improvements to our existing displays and in constructing new displays. Our regular improvement and expansion of our advertising display inventory allow us to provide high quality service to our current advertisers and to attract new advertisers.
Continuing to pursue strategic acquisitions. We intend to enhance our growth by continuing to pursue strategic acquisitions that result in increased operating efficiencies, greater geographic diversification, increased market penetration and opportunities for inter-market cross-selling. In addition to acquiring outdoor advertising assets in new markets, we acquire complementary outdoor advertising assets within existing markets and in contiguous markets. We have a proven track record of integrating acquired outdoor advertising businesses and assets. Since January 1, 1997, we have successfully completed approximately 700 acquisitions, including over 150 acquisitions for an aggregate purchase price of approximately $382.0 million from January 1, 2004 to December 31, 2005. Although the advertising industry is becoming more consolidated, we believe acquisition opportunities still exist, given the industry’s continued fragmentation among smaller advertising companies.
Continuing to pursue other outdoor advertising opportunities. The Company plans to pursue additional logo sign contracts. Logo sign opportunities arise periodically, both from states initiating new logo sign programs and states converting from government-owned and operated programs to privately-owned and operated programs. Furthermore, the Company plans to pursue additional tourist oriented directional sign programs in both the Untied States and Canada and also other motorist information signing programs as opportunities present themselves. In an effort to maintain market share, the Company has entered the transit advertising business through the operation of displays on bus shelters, benches and buses in 75 of its advertising markets.
COMPANY OPERATIONS
Billboard Advertising
The Company sells most of its advertising space on two types of billboards advertising displays: bulletins and posters. As of December 31, 2005, the Company owned and operated over 151,000 billboard advertising displays in 44 states and Canada. In 2005, we derived approximately 73% of our billboard advertising net revenues from bulletin sales and 27% from poster sales.
Bulletins are large, advertising structures (the most common size is fourteen feet high by forty-eight feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2005, we operated approximately 73,000 bulletins.
We generally sell individually-selected bulletin space to advertisers for the duration of the contract (usually six to twelve months). We also sell bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.
Posters are slightly smaller advertising structures (the most common size is twelve feet high by twenty-five feet wide, or 300 square feet; we also operate junior posters, which are six feet high by twelve feet wide, or 72 square feet). There are two kinds of advertising copy we use on posters. The first consists of lithographed or silk-screened paper sheets supplied by the advertiser that we paste and apply like wallpaper to the face of the display, and the second consists of single sheets of vinyl with computer-generated advertising copy that we wrap around the structure. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. Posters provide advertisers with access to either a specified percentage of the general population or a specific targeted audience. At December 31, 2005, we operated approximately 78,000 posters.
We generally sell poster space for thirty- and ninety-day periods in packages called “showings,” which comprise a given number of displays in a specified market area. We place and spread out the displays making up a showing in well-traveled areas to reach a wide audience in the particular market.
In addition to the traditional displays described above, we have also begun deploying digital billboards. Digital billboards are large electronic light emitting diode (LED) displays (the most common sizes are fourteen feet high by forty feet wide, or 560 square feet; ten and a half feet high by thirty six feet wide, or 378 square feet; and ten feet high by twenty-one feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement roughly every 6 to 7 seconds. We give digital advertisers flexibility to change their advertising copy quickly by sending new artwork over a secured internet connection. As of December 31, 2005, we operated approximately 31 digital billboards in 14 test markets.
We own the physical structures on which the advertising copy is displayed. We build the structures on locations we either own or lease. In each local office one employee typically performs site leasing activities for the markets served by that office. See Item 2. — “Properties.”
In the majority of our markets, our local production staffs perform the full range of activities required to create and install billboard advertising displays. Production work includes creating the advertising copy design and layout, coordinating its printing and installing the designs on the displays. The Company provides its production services to local advertisers and to advertisers that are not represented by advertising agencies, as most national advertisers represented by advertising agencies use preprinted designs that require only our installation. Our talented design staff uses state-of-the-art technology to prepare creative, eye-catching displays for our customers. We can also help with the strategic placement of advertisements throughout an advertiser’s market by using software that allows us to analyze the target audience and its demographics. Our artists also assist in developing marketing presentations, demonstrations and strategies to attract new customers.
In marketing billboard displays to advertisers, we compete with other forms of out-of-home advertising and other media. When selecting the media and provider through which to advertise, advertisers consider a number of factors and advertising providers which are described in the section entitled “-Competition” below.
Logo Sign Advertising
We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating nineteen of the twenty-four privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2005, we operated approximately 30,000 logo sign structures containing over 98,000 logo advertising displays in the United States and Canada.
We operate the logo sign contracts in the following states and the province of Ontario, Canada:

Colorado	Kentucky	Missouri	Oklahoma
Delaware	Maine	Nebraska	Texas
Florida	Michigan	Nevada	Utah
Georgia	Minnesota	New Jersey	Virginia
Kansas	Mississippi	Ohio

(1)	The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.
We also operate the tourist oriented directional signing (“TODS”) programs for the states of Nevada, Colorado, Nebraska, Missouri, Michigan, Ohio, Kentucky, Virginia and New Jersey, and the province of Ontario, Canada.

Our logo and TODS operations are decentralized. Generally, each office is staffed with an experienced local general manager, a local sales and office staff and a local signing sub-contractor. This decentralization allows the management staff of Interstate Logos, L.L.C. (the Lamar Media subsidiary that operates all of the logo and directional sign-related businesses) to travel extensively to the various operations and serve in a technical and management advisory capacity and monitor regulatory and contract compliance. We also run a silk screening operation in Baton Rouge, LA and a display construction company in Atlanta, Georgia.
State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the Company. When a logo sign contract expires, the Company transfers ownership of the advertising structures to the state. Depending on the contract, the Company may or may not be entitled to compensation at that time. Of the Company’s nineteen logo sign contracts in place at December 31, 2005, three are due to terminate in December 2006.
States usually award new logo sign contracts and renew expiring logo sign contracts through an open proposal process. In bidding for new and renewal contracts, we compete against three other national logo sign providers, as well as local companies based in the state soliciting proposals.
In marketing logo signs to advertisers, we compete with other forms of out-of-home advertising and other media. When selecting the media and provider through which to advertise, advertisers consider a number of factors and advertising providers which are described in the section entitled "-Competition” below.
Transit Advertising
We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. We provide transit advertising displays on bus shelters, benches and buses in 75 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising customers. As of December 31, 2005, the Company operated approximately 31,330 transit advertising displays in 17 states and Canada.
Municipalities usually award new transit advertising contracts and renew expiring transit advertising contracts through an open bidding process. In bidding for new and renewal contracts, we compete against national outdoor advertising providers and local, on-premise sign providers and sign construction companies. Transit advertising operators incur significant start-up costs to build and install the advertising structures (such as transit shelters) upon being awarded contracts.
In marketing transit advertising displays to advertisers, we compete with other forms of out-of-home advertising and other media. When selecting the media and provider through which to advertise, advertisers consider a number of factors and advertising providers which are described in the section entitled “-Competition” below.
COMPETITION
Although the outdoor advertising industry has encountered a wave of consolidation, the industry remains fragmented. Currently, according to the Outdoor Advertising Association of America, approximately 565 outdoor advertising companies operated over 850,000 outdoor displays. The industry is comprised of several large outdoor advertising and media companies with operations in multiple markets, as well as smaller and local companies operating a limited number of structures in one or a few local markets.
Although we primarily focus on small to mid-size markets where we can attain a strong market share, in each of our markets, we compete against other providers of outdoor advertising and other types of media, including:
•	Larger outdoor advertising providers, such as (i) Clear Channel Outdoor Holdings, Inc., which operates billboards, street furniture displays, transit displays and other out-of-home advertising displays in North America and worldwide, and (ii) CBS Outdoor, a division of CBS Corporation, which operates traditional outdoor, street furniture and transit advertising properties in North America and worldwide. Clear Channel Outdoor and CBS Outdoor each have corporate relationships with large media conglomerates and may have greater total resources, product offerings and opportunities for cross-selling than we do.

•	Other forms of media, such as broadcast and cable television, radio, print media, direct mail marketing, telephone directories and the Internet.

•	An increasing variety of out-of-home advertising media, such as advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets and advertising displays on taxis, trains and buses.

In selecting the form of media through which to advertise, advertisers evaluate their ability to target audiences having a specific demographic profile, lifestyle, brand or media consumption or purchasing behavior or audiences located in, or traveling through, a particular geography. Advertisers also compare the relative costs of available media, evaluating the number of impressions (potential viewings), exposure (the opportunity for advertising to be seen) and circulation (traffic volume in a market), as well as potential effectiveness, quality of related services (such as advertising copy design and layout) and customer service. In competing with other media, we believe that outdoor advertising is relatively more cost-efficient than other media, allowing advertisers to reach broader audiences and target specific geographic areas or demographics groups within markets.
We believe that our strong emphasis on sales and customer service and our position as a major provider of advertising services in each of our primary markets enables us to compete effectively with the other outdoor advertising companies, as well as with other media, within those markets.
CUSTOMERS
Our customer base is diverse. The table below sets forth the ten industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2005, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 71% of our billboard advertising net revenues in the year ended December 31, 2005. No individual advertiser accounted for more than 2% of our billboard advertising net revenues in that period.

Percentage of Net Billboard
Categories	Advertising Revenues
Restaurants	11%
Retailers	10%
Automotive	9%
Real Estate Companies	7%
Hotels and Motels	6%
Health Care	6%
Service	6%
Gaming	6%
Financial – Banks/Credit Unions	5%
Amusement – Entertainment/Sports	5%

71%
REGULATION
Outdoor advertising is subject to governmental regulation at the federal, state and local levels. Regulations generally restrict the size, spacing, lighting and other aspects of advertising structures and pose a significant barrier to entry and expansion in many markets.
Federal law, principally the Highway Beautification Act of 1965 (the “HBA”), regulates outdoor advertising on federally aided primary and interstate highways. The HBA requires states to “effectively control” outdoor advertising along certain Federal-aid highway systems, and imposes certain size, spacing, lighting and other restrictions. The HBA requires any state or political subdivision that compels the removal of a lawful billboard along a federally-aided primary or interstate highway to pay compensation to the billboard operator.
All states have passed billboard control statutes and regulations at least as restrictive as the federal requirements, including laws requiring the removal of illegal signs at the owner’s expense (and without compensation from the state). Although we believe that the number of our billboards that may be subject to removal as illegal is immaterial, and no state in which we operate has banned billboards entirely, from time to time governments have required us to remove signs and billboards legally erected in accordance with federal, state and local permit requirements and laws.
Using federal funding for transportation enhancement programs, state governments have purchased and removed billboards for beautification, and may do so again in the future. Under the power of eminent domain, state or municipal governments have laid claim to property and forced the removal of billboards. Under a concept called amortization by which a governmental body asserts that a billboard operator has earned compensation by continued operation over time, local governments have attempted to force removal of legal but nonconforming billboards (i.e., billboards that conformed with applicable zoning regulations when built but which do not conform to current zoning regulations). Although the legality of amortization is questionable, it has been upheld in some instances. Often, municipal and county governments also have sign controls as part of their zoning laws, with some local governments prohibiting construction of new billboards or allowing new construction only to replace existing structures.

Although we have generally been able to obtain satisfactory compensation for those of our billboards purchased or removed as a result of governmental action, there is no assurance that this will continue to be the case in the future. The outdoor advertising industry is heavily regulated, and at various times and in various markets can be expected to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays. Accordingly, although we believe we can manage our operations in the regulatory environment, no assurance can be given that existing or future laws or regulations will not materially and adversely affect us.
EMPLOYEES
We employed over 3,200 people as of December 31, 2005. Approximately 140 employees were engaged in overall management and general administration at our management headquarters in Baton Rouge, Louisiana, and the remainder, including approximately 880 local account executives, were employed in our operating offices.
Thirteen of our local offices employ billposters and construction personnel who are covered by collective bargaining agreements. We believe that our relationship with our employees, including our 117 unionized employees, is good, and we have never experienced a strike or work stoppage.
INFLATION
In the last three years, inflation has not had a significant impact on us.
SEASONALITY
Our revenues and operating results are subject to seasonality. Typically, we experience our strongest financial performance in the summer and fall, and our weakest financial performance in the first quarter of the calendar year, partly because retailers cut back their advertising spending immediately following the holiday shopping season. We expect this trend to continue in the future. Because a significant portion of our expenses is fixed, a reduction in revenues in any quarter is likely to result in a period-to-period decline in operating performance and net earnings.

ITEM 1A. RISK FACTORS
The Company’s substantial debt may adversely affect its business, financial condition and financial results.
The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2005, Lamar Advertising Company had approximately $287.5 million of convertible notes outstanding, and Lamar Media had approximately $1.6 billion of total debt outstanding, consisting of approximately $495.0 million in bank debt, $790.0 million in various series of senior subordinated notes, $3.9 million in other short-term and long-term debt and a mirror note issued to the Company in an aggregate amount equal to the principal amount of the Company’s outstanding convertible notes. Despite the level of debt presently outstanding, the terms of the indentures governing the notes and the terms of the bank credit facility allow Lamar Media to incur substantially more debt, including approximately $294.6 million available for borrowing as of December 31, 2005 under the revolving bank credit facility.
The Company’s substantial debt and its use of cash flow from operations to make principal and interest payments on its debt may, among other things:
•	limit the cash flow available to fund the Company’s working capital, capital expenditure or other general corporate requirements;

•	limit the Company’s ability to obtain additional financing to fund future working capital, capital expenditure or other general corporate requirements;

•	inhibit the Company’s ability to fund or finance an appropriate level of acquisition activity, which has traditionally been a significant component of the Company’s year-to-year revenue growth;

•	place the Company at a competitive disadvantage relative to those of its competitors that have less debt;

•	make it more difficult for the Company to comply with the financial covenants in its bank credit facility, which could result in a default and an acceleration of all amounts outstanding under the facility;

•	force the Company to seek and obtain alternate or additional sources of funding, which may be unavailable, or may be on less favorable terms, or may require the Company to obtain the consent of lenders under its bank credit facility or the holders of its other debt;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and industry; and

•	increase the Company’s vulnerability to general adverse economic and industry conditions.
Any of these problems could adversely affect the Company’s business, financial condition and financial results.
Restrictions in the Company’s and Lamar Media’s debt agreements reduce operating flexibility and contain covenants and restrictions that create the potential for defaults, which could adversely affect the Company’s business, financial condition and financial results.
The terms of the indenture relating to the Company’s outstanding notes, Lamar Media’s bank credit facility and the indentures relating to Lamar Media’s outstanding notes restrict the ability of the Company and Lamar Media to, among other things:
•	incur or repay debt;

•	dispose of assets;

•	create liens;

•	make investments;

•	enter into affiliate transactions; and

•	pay dividends and make inter-company distributions.
The terms of Lamar Media’s bank credit facility also restrict it from exceeding specified total debt and senior debt ratios and require it to maintain specified interest coverage and fixed charges coverage ratios. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of the specific financial ratio requirements under the bank credit facility.
These restrictions reduce the Company’s operating flexibility and could prevent the Company from exploiting investment, acquisition, marketing, stock repurchase or other time-sensitive business opportunities. Moreover, the Company’s ability to comply with the financial covenants in the bank credit facility (and similar covenants in future agreements) depends on its operating performance, which in turn depends heavily on prevailing economic, financial and business conditions and other factors that are beyond the Company’s control. Therefore, despite its best efforts and execution of its strategic plan, the Company may be unable to comply with these financial covenants in the future.
If Lamar Media fails to comply with its financial covenants, the lenders under the bank credit facility could accelerate all of the debt outstanding, which would create serious financial problems and could lead to a default under the indentures governing the Company’s and Lamar Media’s outstanding notes. Any of these events could adversely affect the Company’s business, financial condition and financial results.

The Company’s revenues are sensitive to general economic conditions and other external events beyond the Company’s control.
The Company sells advertising space on outdoor structures to generate revenues. Advertising spending is particularly sensitive to changes in general economic conditions, and the occurrence of any of the following external events could depress the Company’s revenues:
•	a decline in general economic conditions, which could reduce national advertising spending disproportionately;

•	a decline in economic conditions in specific geographical markets, which could reduce local advertising spending in those particular markets disproportionately;

•	a widespread reallocation of advertising expenditures to other available media by significant users of the Company’s displays;

•	a decline in the amount spent on advertising in general or outdoor advertising in particular; and

•	increased regulation of the subject matter, location or operation of outdoor advertising displays and taxation on outdoor advertising.
The Company’s continued growth through acquisitions may become more difficult, which could adversely affect the Company’s future financial performance.
Over the last 10 years, the outdoor advertising industry has experienced a wave of consolidation, in part due to the regulatory restrictions on building new outdoor advertising structures. The Company has been a major participant in this trend, using acquisitions of outdoor advertising businesses and assets as a means of increasing its advertising display inventory in existing and new markets. Although the Company currently anticipates a slight reduction in acquisition activity from about $190.0 million in 2005 to about $150.0 million in 2006, acquisitions will remain an important component of the Company’s future revenue growth.
The future success of the Company’s acquisition strategy could be adversely affected by many factors, including the following:
•	the pool of suitable acquisition candidates is dwindling, and the Company may have a more difficult time negotiating acquisitions on favorable terms;

•	the Company may face increased competition for acquisition candidates from other outdoor advertising companies, some of which have greater financial resources than the Company, which may result in higher prices for those businesses and assets;

•	the Company may not have access to the capital needed to finance potential acquisitions and may be unable to obtain any required consents from its current lenders to obtain alternate financing;

•	the Company may be unable to integrate acquired businesses and assets effectively with its existing operations and systems as a result of unforeseen difficulties that could divert significant time, attention and effort from management that could otherwise be directed at developing existing business;

•	the Company may be unable to retain key personnel of acquired businesses;

•	the Company may not realize the benefits and cost savings anticipated in its acquisitions; and

•	as the industry consolidates further, larger mergers and acquisitions may face substantial scrutiny under antitrust laws.
These obstacles to the Company’s opportunistic acquisition strategy may have an adverse effect on its future financial results.
The Company faces competition from larger and more diversified outdoor advertisers and other forms of advertising that could hurt its performance.
While the Company enjoys a significant market share in many of its small and medium-sized markets, the Company faces competition from other outdoor advertisers and other media in all of its markets. Although the Company is one of the largest companies focusing exclusively on outdoor advertising in a relatively fragmented industry, it competes against larger companies with diversified operations, such as television, radio and other broadcast media. These diversified competitors have the advantage of cross-selling complementary advertising products to advertisers.
The Company also competes against an increasing variety of out-of-home advertising media, such as advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, and on taxis, trains and buses. To a lesser extent, the Company also faces competition from other forms of media, including radio, newspapers, direct mail advertising, telephone directories and the Internet.
The industry competes for advertising revenue along the following dimensions: exposure (the number of “impressions” an advertisement makes), advertising rates (generally measured in cost-per-thousand impressions), ability to target specific demographic groups or geographies, effectiveness, quality of related services (such as advertising copy design and layout) and customer service. The Company may be unable to compete successfully along these dimensions in the future, and the competitive pressures that the Company faces could adversely affect its profitability or financial performance.

Federal, state and local regulation impact the Company’s operations, financial condition and financial results.
The Company’s operations are significantly impacted by federal, state and local government regulation of the outdoor advertising business. For instance, as a condition to receiving federal highway assistance, states impose location restrictions, among other restrictions, on billboards placed along primary and interstate highways. Federal laws impose size, spacing, lighting and other limitations on billboards, and some states have adopted even more restrictive requirements. Other states prohibit both construction of new billboards and reconstruction of significantly damaged billboards. Four states (Vermont, Maine, Alaska and Hawaii) have enacted bans on billboard advertising altogether. Local governments also impose size, spacing, lighting and other limitations on outdoor advertising structures through their administration of zoning regulations. In some cases, local governments require the removal of existing billboards by a future date without compensation. Some local governments also tax outdoor advertising revenues earned within their jurisdiction.
In the future, additional regulations may be imposed on outdoor advertising. These regulations could take the form of prohibitions on the construction of new billboards on all highways within any particular state, declarations by local governments that existing billboards are “non conforming uses” that are subject to removal or restrictions on the ability of billboard companies to control vegetation that reduces the visibility of its signs. Despite the potential financial harm to the Company that these and other types of regulations could pose, the Company may not be compensated for its losses. As a result, the Company’s financial condition and financial results may be adversely affected.
The Company’s logo sign contracts are subject to state award and renewal.
In 2005, the Company generated approximately 5% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against three other national logo sign providers, as well as numerous smaller, local logo sign providers. A logo sign provider incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the logo sign provider for early termination. At the end of the contract term, the logo sign provider transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.
Of the Company’s 19 logo sign contracts in place at December 31, 2005, three are scheduled to terminate in December 2006. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.
The Company is controlled by significant stockholders who have the power to determine the outcome of all matters submitted to the stockholders for approval and whose interest in the Company may be different than yours.
As of December 31, 2005, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Chairman, President and Chief Executive Officer, and Sean Reilly, the Company’s Chief Operating Officer and President of its Outdoor Division, owned in the aggregate approximately 16% of the Company’s common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented 64% of the voting power of Lamar Advertising’s capital stock, which would give the Reilly family the power to:
•	elect the Company’s entire board of directors;

•	control the Company’s management and policies; and

•	determine the outcome of any corporate transaction or other matter requiring stockholder approval, including charter amendments, mergers, consolidations and asset sales.
The Reilly family may have interests that are different than yours. As an example, the Reilly family may exercise its voting control to prevent a sale of the Company that would provide the common stockholders a premium for their shares.
If the Company’s contingency plans relating to hurricanes fail, the resulting losses could hurt the Company’s business.
The Company has determined that it is uneconomical to insure against losses resulting from hurricanes and other natural disasters. Although the Company has developed contingency plans designed to mitigate the threat posed by hurricanes to advertising structures (i.e., removing advertising faces at the onset of a storm, when possible, which better permits the structures to withstand high winds during the storm), these plans could fail and significant losses could result. The four hurricanes that hit Florida in August and September of 2004 and the two hurricanes that hit the gulf coast in 2005 resulted in revenue losses of approximately $1.5 million in 2004 and approximately $2.4 million in 2005 and required capital expenditures of approximately $8 million in 2004 and approximately $20 million in 2005.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our 53,500 square foot management headquarters is located in Baton Rouge, Louisiana. We occupy approximately 97% of the space in the headquarters and lease the remaining space. We own 156 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 138 operating facilities at an aggregate lease expense for 2005 of approximately $5 million.
We own approximately 5,500 parcels of property beneath our advertising structures. As of December 31, 2005, we leased approximately 80,000 active outdoor sites, accounting for a total annual lease expense of approximately $167.5 million. This amount represented approximately 16% of total advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Lamar Class A Common Stock
Since August 2, 1996, the Company’s Class A common stock has traded on the over-the-counter market and has been quoted on the Nasdaq National Market under the symbol “LAMR.” As of February 23, 2006, the Class A common stock was held by 209 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.
The following table sets forth, for the periods indicated, the high and low bid prices for the Class A common stock as reported on the Nasdaq National Market.

	High	Low
Year ended December 31, 2004:
First Quarter	$41.85	$36.56
Second Quarter	44.66	38.83
Third Quarter	44.11	38.62
Fourth Quarter	43.95	39.13
Year ended December 31, 2005:
First Quarter	$43.98	$37.62
Second Quarter	43.25	36.63
Third Quarter	45.97	39.24
Fourth Quarter	48.15	42.80
The Company’s Class B common stock is not publicly traded and is held of record by members of the Reilly family and the Reilly Family Limited Partnership.
The Company has never paid, and does not anticipate paying in the foreseeable future, dividends on either class of its common stock. The Company’s Series AA preferred stock is entitled to preferential dividends, in an annual aggregate amount of $364,903, before any dividends may be paid on the common stock. In addition, the Company’s bank credit facility and other indebtedness have terms restricting the payment of dividends. Any future determination as to the payment of dividends will be subject to such limitations, will be at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.
Issuer Purchases of Equity Securities
On November 8, 2005, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to $250 million of its Class A common stock in the open market or in privately negotiated transactions over a period not to exceed 18 months. The Company’s management determines the timing and amount of stock repurchases based on market conditions and other factors, and may terminate the program at any time before it expires.
The following table describes the Company’s repurchases of its registered Class A Common Stock during the quarter ended December 31, 2005, all of which occurred pursuant to the stock repurchase program described above:

	(a)	(b)	(c)	(d)
			Total No. of Shares	Approximate Dollar
			Purchased as Part	Value of Shares
			of Publicly	that May Yet Be
	Total No. of Shares	Average Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
November 1 through November 30, 2005	154,000	$45.92	154,000	$242,927,289
December 1 through December 31, 2005	390,770	$47.21	390,770	$224,477,567

ITEM 6. SELECTED FINANCIAL DATA
Lamar Advertising Company
The selected consolidated statement of operations, statement of cash flows and balance sheet data presented below are derived from the audited consolidated financial statements of the Company, which are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The data presented below should be read in conjunction with the audited consolidated financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.
Statement of Operations Data:
(Dollars in Thousands)

	2005	2004	2003	2002	2001
Net revenues	$1,021,656	$883,510	$810,139	$775,682	$729,050

Operating expenses:
Direct advertising expenses	353,139	302,157	292,017	274,772	251,483
General and administrative expenses	212,727	188,320	171,520	167,182	151,048
Depreciation and amortization	290,089	294,056	284,947	271,832	349,550
Gain on disposition of assets	(1,119)	(1,067)	(1,946)	(336)	(923)

Total operating expenses	854,836	783,466	746,538	713,450	751,158

Operating income (loss)	166,820	100,044	63,601	62,232	(22,108)

Other expense (income):
Loss on extinguishment of debt	3,982	—	33,644	5,850	—
Interest income	(1,511)	(495)	(502)	(929)	(640)
Interest expense	90,671	76,079	93,787	113,333	132,840

Total other expense	93,142	75,584	126,929	118,254	132,200

Income (loss) before income taxes and cumulative effect of a change in accounting principle	73,678	24,460	(63,328)	(56,022)	(154,308)
Income tax expense (benefit)	31,899	11,305	(23,573)	(19,694)	(45,674)

Income (loss) before cumulative effect of a change in change in accounting principle	41,779	13,155	(39,755)	(36,328)	(108,634)
Cumulative effect of a change in accounting principle, net	—	—	40,240	—	—

Net income (loss)	41,779	13,155	(79,995)	(36,328)	(108,634)
Preferred stock dividends	365	365	365	365	365

Net income (loss) applicable to common stock	$41,414	$12,790	$(80,360)	$(36,693)	$(108,999)

Income (loss) per common share – basic and diluted:
Income (loss) before cumulative effect of a change in accounting principle	$0.39	$0.12	$(0.39)	$(0.36)	$(1.11)
Cumulative effect of a change in accounting principle	—	—	(0.39)	—	—

Net income (loss)	$0.39	$0.12	$(0.78)	$(0.36)	$(1.11)

Statement of Cash Flow Data:

Cash flows provided by operating activities (1)	$347,257	$323,164	$260,075	$240,443	$190,632
Cash flows used in investing activities (1)	$267,970	$263,747	$210,041	$155,763	$382,471
Cash flows (used in) provided by financing activities (1)	$(104,069)	$(23,013)	$(57,847)	$(81,955)	$132,384

Balance Sheet Data (1) (2)

Cash and cash equivalents	$19,419	$44,201	$7,797	$15,610	$12,885
Cash deposit for debt extinguishment	—	—	—	266,657	—
Working capital	93,816	34,476	69,902	95,922	27,261
Total assets	3,737,079	3,689,472	3,669,373	3,888,106	3,671,652
Total debt (including current maturities)	1,576,326	1,659,934	1,704,863	1,994,433	1,811,585
Total long-term obligations	1,826,138	1,805,021	1,905,497	1,856,372	1,877,532
Stockholders’ equity	1,817,482	1,736,347	1,689,661	1,709,173	1,672,221

(1)	As of the end of the period.

(2)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements. These statements are subject to risks and uncertainties including those described in Item 1A under the heading “Risk Factors,” and elsewhere in this report, that could cause actual results to differ materially from those projected in these forward-looking statements. The Company cautions investors not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2005, 2004 and 2003. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
OVERVIEW
The Company’s net revenues, which represent gross revenues less commissions paid to advertising agencies that contract for the use of advertising displays on behalf of advertisers, are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company. The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions, which affect the rates that we are able to charge for advertising on our displays and our ability to maximize advertising sales on our displays.
Since December 31, 2001, the Company has increased the number of outdoor advertising displays it operates by approximately 5% by completing strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $705.8 million, which included the issuance of 4,050,958 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $152.5 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its bank credit agreement and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performance of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. The acquisitions completed during the year ended December 31, 2005, with the exception of the new transit markets acquired as a result of the acquisition of Obie Media Corporation (“Obie”) in January, were in existing markets and have caused no material integration issues. The Company expects to continue to pursue acquisitions that complement the Company’s existing operations.
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with new billboard displays, logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past three years:

	In Thousands
	2005	2004	2003
Billboard	$88,493	$57,195	$51,390
Logos	7,249	6,320	7,315
Transit	1,057	1,190	1,982
Land and buildings	13,966	10,896	9,823
PP&E	10,352	6,430	7,765

Total capital expenditures	$121,117	$82,031	$78,275

We expect our capital expenditures to be $110 million in 2006, which will include approximately $15 million to upgrade our logo signs pursuant to state contracts and $5 million in hurricane related repairs. This estimate excludes capital expenditures related to deploying new digital billboards.

RESULTS OF OPERATIONS
The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2005, 2004 and 2003:

	Year ended December 31,
	2005	2004	2003
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	34.6	34.2	36.0
General and administrative expenses	17.2	17.9	18.0
Corporate expenses	3.6	3.4	3.2
Depreciation and amortization	28.4	33.3	35.2
Operating income	16.3	11.3	7.9
Interest expense	8.9	8.6	11.6
Net income (loss)	4.1	1.5	(9.9)
Year ended December 31, 2005 compared to Year ended December 31, 2004
Net revenues increased $138.2 million or 15.6% to $1.0217 billion for the year ended December 31, 2005 from $883.5 million for the same period in 2004. This increase was attributable primarily to an increase in billboard net revenues of $88.5 million or 10.6% over the prior period, a $3.6 million increase in logo sign revenue, which represents an increase of 8.7% over the prior period, and a $45.7 million increase in transit revenue over the prior period. The increase in transit revenue was primarily due to the Obie acquisition.
The increase in billboard net revenue of $88.5 million was generated by acquisition activity of approximately $34.3 million and internal growth of approximately $54.2 million, while the increase in logo sign revenue of $3.6 million was generated by internal growth across various markets within the logo sign programs of approximately $4.7 million, which was offset by the loss of $1.1 million of revenue due to the expiration of the Company’s South Carolina logo contract. The increase in transit revenue of approximately $45.7 million was due to internal growth of approximately $8.2 million and acquisition activity that resulted primarily from the Obie acquisition of $37.5 million.
Net revenues (excluding revenues from the Obie markets) for the year ended December 31, 2005, as compared to acquisition-adjusted net revenue for the year ended December 31, 2004, increased $59.8 million or 6.5% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain (loss) on sale of assets, increased $75.4 million or 15.4% to $565.9 million for the year ended December 31, 2005 from $490.5 million for the same period in 2004. There was a $68.9 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $6.5 million increase in corporate expenses. The increase in corporate expenses is primarily related to additional expenses related to expanded efforts in the Company’s business development and national sales department.
Depreciation and amortization expense remained relatively constant for the year ended December 31, 2005 as compared to the year ended December 31, 2004.
Due to the above factors, operating income increased $66.8 million to $166.8 million for year ended December 31, 2005 compared to $100.0 million for the same period in 2004.
On September 30, 2005, the Company’s wholly owned subsidiary, Lamar Media Corp., refinanced its bank credit facility. The new bank credit facility is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional loans under the incremental facility. As a result of this refinancing, the Company recorded a loss on extinguishment of debt of $4.0 million.
Interest expense increased $14.6 million from $76.1 million for the year ended December 31, 2004 to $90.7 million for the year ended December 31, 2005 due to an increase in interest rates on variable-rate debt.
The increase in operating income offset by the increase in interest expense described above resulted in a $49.2 million increase in income before income taxes. This increase in income resulted in an increase in the income tax expense of $20.6 million for the year ended December 31, 2005 over the same period in 2004. The effective tax rate for the year ended December 31, 2005 was 43.3%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
As a result of the above factors, the Company recognized net income for the year ended December 31, 2005 of $41.8 million, as compared to net income of $13.2 million for the same period in 2004.

Reconciliations:
Because acquisitions occurring after December 31, 2003 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2004 acquisition-adjusted net revenue, which adjusts our 2004 net revenue by adding to it the net revenue generated by the acquired assets (excluding assets acquired in the Obie markets) prior to our acquisition of them for the same time frame that those assets were owned in 2005. We provide this information as a supplement to net revenues to enable investors to compare periods in 2005 and 2004 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing. The Company’s management has excluded revenues from the Obie markets in the 2005 periods and no adjustment has been made to the 2004 periods with respect to the Obie markets because of operational issues that are unique to the assets in the Obie markets, which are comprised primarily of transit assets. As the Company has now operated the Obie markets for approximately twelve months, management intends to include these assets in its acquisition-adjusted net revenue calculations beginning with the second quarter of 2006.
Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets (excluding the Obie markets) during the period in 2004 that corresponds with the actual period we have owned the acquired assets in 2005 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue, excluding the Obie markets.” Net revenue (excluding revenues from the Obie markets) is also not determined in accordance with GAAP and excludes the revenue generated by the assets in the Obie markets from the Company’s reported net revenue during the 2005 period.
Reconciliations of 2004 reported net revenue to 2004 acquisition-adjusted net revenue and 2005 reported net revenue to 2005 net revenue (excluding revenues from the Obie markets) as well as a comparison of 2004 acquisition-adjusted net revenue to 2005 net revenue (excluding revenues from the Obie markets) are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Year ended
December 31,
2004
(in thousands)
Reported net revenue	$883,510
Acquisition net revenue, excluding the Obie markets	32,120

Acquisition-adjusted net revenue	$915,630

Reconciliation of Reported Net Revenue to Net Revenue (excluding revenues from the Obie markets)

Year ended
December 31,
2005
(in thousands)
Reported net revenue	$1,021,656
Less net revenue — Obie markets	(46,261)

Net revenue (excluding the Obie markets)	$975,395

Comparison of 2005 Net Revenue (excluding revenues from the Obie markets) to 2004 Acquisition-Adjusted Net Revenue

	Year ended
	December 31,
	2005	2004
	(in thousands)
Reported net revenue	$1,021,656	$883,510
Acquisition net revenue, excluding the Obie markets	—	32,120
Less net revenue — Obie markets	(46,261)	—

Adjusted totals	$975,395	$915,630

Year ended December 31, 2004 compared to year ended December 31, 2003
Net revenues increased $73.4 million or 9.1% to $883.5 million for the year ended December 31, 2004 from $810.1 million for the same period in 2003. This increase was attributable primarily to (i) an increase in billboard net revenues of $73.3 million or 9.7%, (ii) a $0.8 million increase in logo sign revenue, which represents an increase of 1.9% over the prior year, and (iii) a $0.8 million decrease in transit revenue, which represents a 7.6% decrease over the prior year.
The increase in billboard net revenue of $73.3 million was due to both growth generated by acquisition activity of approximately $18.8 million and internal growth of approximately $54.5 million as a result of increases in both pricing and occupancy. These increases were net of the revenue lost during the year ended December 31, 2004 of approximately $1.5 million as a result of the damage and destruction to the Company’s advertising displays caused by the hurricanes that hit the state of Florida in August and September 2004. The increase in logo sign revenue of $0.8 million was generated by internal growth across various markets within the logo sign programs of approximately $2.1 million, offset by a decrease related to divestitures of approximately $1.3 million. There was an increase in transit revenue due to internal growth of approximately $0.8 million, but this was offset by a decrease related to divestitures of approximately $1.6 million. Net revenues for the year ended December 31, 2004 as compared to acquisition-adjusted net revenue for the year ended December 31, 2003, increased $57.4 million or 6.9% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain (loss) on disposition of assets, increased $27.0 million or 5.8% to $490.5 million for the year ended December 31, 2004 from $463.5 million for the same period in 2003. There was a $22.4 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $4.6 million increase in corporate expenses. The increase in corporate expenses is primarily related to the new national sales department established in 2004 at the corporate headquarters, increased legal fees, additional accounting and professional fees related to Sarbanes-Oxley compliance and additional expenses related to expanded efforts in the Company’s business development.
Depreciation and amortization expense increased $9.2 million or 3.2% from $284.9 million for the year ended December 31, 2003 to $294.1 million for the year ended December 31, 2004, due to continued acquisition activity, capital expenditures and the additional charges related to the remaining net book value of structures destroyed by the storms in the quarter ended September 30, 2004.
Due to the above factors, operating income increased $36.4 million to $100.0 million for year ended December 31, 2004 compared to $63.6 million for the same period in 2003.
In the first quarter of 2003, the Company recorded approximately $11.2 million as a loss on extinguishment of debt related to the prepayment of Lamar Media’s 9 5/8% Senior Subordinated Notes due 2006 and the write-off of related debt issuance costs. In the second quarter of 2003, the Company recorded a loss on extinguishment of debt of $5.8 million, related to the prepayment of $100.0 million in principal amount of Lamar Media’s 8 5/8% Senior Subordinated Notes due 2007. In the third quarter of 2003, the Company redeemed all of its outstanding 5 1/4% Convertible Notes due 2006 in aggregate principal amount of approximately $287.5 million for a redemption price equal to 103.0% of the principal amount of the notes which resulted in a loss on extinguishment of debt of $12.6 million. In the fourth quarter of 2003, Lamar Media redeemed the remaining $100.0 million of its 8 5/8% Senior Subordinated Notes due 2007 for a redemption price equal to 102.875% of the principal amount of the notes, which resulted in a loss extinguishment of debt of $4.2 million. During the year ended December 31, 2004, there were no refinancing activities resulting in a loss on extinguishment of debt.
Interest expense decreased $17.7 million from $93.8 million for the year ended December 31, 2003 to $76.1 million for the year ended December 31, 2004 as a result of lower interest rates both on existing and refinanced debt.
The increase in operating income, the absence of a loss on extinguishment of debt, and the decrease in interest expense described above resulted in a $87.8 million increase in income before income taxes and cumulative effect of a change in accounting principle. This increase in income resulted in an increase in income tax expense of $34.9 million for the year ended December 31, 2004 over the same period in 2003. The effective tax rate for the year ended December 31, 2004 is 46.2% which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
As a result of the above factors and the absence of a cumulative effect of a change in accounting principle, the Company recognized net income for the year ended December 31, 2004 of $13.2 million, as compared to a net loss of $80.0 million for the same period in 2003.
Reconciliations:
Because acquisitions occurring after December 31, 2002 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2003 acquisition-adjusted net revenue, which adjusts our 2003 net revenue by adding to it the net revenue generated by the acquired assets in 2003 prior to our acquisition of them for the same time frame that those assets were owned in 2004. We provide this information as a supplement to net revenues to enable investors to compare periods in 2004 and 2003 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing. Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2003 that corresponds with the actual period we have owned the acquired assets in 2004 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.” A reconciliation of reported net revenue to acquisition-adjusted net revenue is provided below:
Reconciliation of 2003 Reported Net Revenue to 2003 Acquisition-Adjusted Net Revenue as Compared to 2004 Reported Net Revenue:

	2004	2003
	(in thousands)
Reported net revenue	$883,510	$810,139
Acquisition net revenue	—	15,994

2004 reported net revenue as compared to 2003 acquisition — adjusted net revenue	$883,510	$826,133

LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company has historically satisfied its working capital requirements with cash from operations and borrowings under its bank credit facility. The Company’s wholly owned subsidiary, Lamar Media Corp., is the borrower under the bank credit facility and maintains all corporate cash balances. Any cash requirements of Lamar Advertising, therefore, must be funded by distributions from Lamar Media. The Company’s acquisitions have been financed primarily with funds borrowed under the bank credit facility and issuance of its Class A common stock and debt securities. If an acquisition is made by one of the Company’s subsidiaries using the Company’s Class A common stock, a permanent contribution of additional paid-in-capital of Class A common stock is distributed to that subsidiary.
Sources of Cash
Total Liquidity at December 31, 2005. As of December 31, 2005 we had approximately $314.0 million of total liquidity, which is comprised of approximately $19.4 million in cash and cash equivalents and the ability to draw approximately $294.6 million under our revolving bank credit facility.
Cash Generated by Operations. For the years ended December 31, 2005, 2004 and 2003 our cash provided by operating activities was $347.3 million, $323.2 million and $260.1 million, respectively. While our net income was approximately $41.8 million for the year ended December 31, 2005, the Company generated cash from operating activities during 2005 primarily due to adjustments needed to reconcile net income (loss) to cash provided by operating activities, which primarily includes depreciation and amortization of $287.2 million. In addition, there was a decrease in working capital of $20.5 million. We generated cash flows from operations during 2005 in excess of our cash needs for operations and capital expenditures as described herein. We used the excess cash generated principally for acquisitions and to reduce debt. See “—Cash Flows” for more information.
Credit Facilities. As of December 31, 2005 we had approximately $294.6 million of unused capacity under our revolving credit facility. The bank credit facility was refinanced on September 30, 2005 and is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion. This refinancing resulted in a loss on debt extinguishment of $4.0 million.
On February 8, 2006, Lamar Media entered into a Series A Incremental Loan Agreement and obtained commitments from its lenders for a term loan of $37.0 million, which was funded on February 27, 2006. The available uncommitted incremental loan facility was thereby reduced to $463.0 million.
Proceeds from the Sale of Debt and Equity Securities. In January 2003, Lamar Media redeemed all of its outstanding 9 5/8% Senior Subordinated Notes due 2006 in aggregate principal amount of approximately $255.0 million for a redemption price equal to 103.208% of the principal amount of the notes. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $11.2 million, which consisted of a prepayment penalty of $8.2 million and associated debt issuance costs of approximately $3.0 million.
In June 2003, Lamar Media called for the redemption of $100.0 million of its $200.0 million 8 5/8% Senior Subordinated Notes due 2007. The redemption was funded by the issuance on June 12, 2003 of a $125.0 million add-on to its $260.0 million 7 1/4% Notes due 2013 issued in December 2002. The issue price of the $125.0 million 7 1/4% Notes was 103.661% of the principal amount of the notes, which yields an effective rate of 6 5/8%. The redemption price of the $100.0 million 8 5/8% senior subordinated notes was equal to 104.313% of the principal amount of the notes. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $5.8 million, which consisted of a prepayment penalty of $4.3 million and associated debt issuance costs of approximately $1.5 million.
In July 2003, the Company redeemed all of its $287.5 million 5 1/4% Convertible Notes due 2006. The redemption was funded by the issuance on June 16, 2003 of $287.5 million 2 7/8% Convertible Notes due 2010. The redemption price of the notes was equal to 103.0% of the principal amount of the notes. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $12.6 million, which consisted of a prepayment penalty of $8.6 million and associated debt issuance costs of approximately $4.0 million.
In December 2003, Lamar Media redeemed the remaining $100.0 million of its 8 5/8% Senior Subordinated Notes due 2007 for a redemption price equal to 102.875% of the principal amount of the notes. The redemption was funded by cash from operations and borrowings under its bank credit facility. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $4.2 million, which consisted of a prepayment penalty of $2.9 million and associated debt issuance costs of approximately $1.3 million.
On August 9, 2005, Lamar Media Corp. issued $400.0 million 6 5/8% Senior Subordinated Notes due 2015. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of our existing and any future subordinated debt of Lamar Media. These notes are redeemable at the Company’s option anytime on or after August 15, 2010. The Company may also redeem up to 35% of the aggregate principle amount of the notes using the proceeds from certain public equity offerings completed before August 15, 2008. The net proceeds from this issuance were used to reduce borrowings under Lamar Media’s bank credit facility.
Factors Affecting Sources of Liquidity
Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.
Restrictions Under Credit Facilities and Other Debt Securities. Currently Lamar Media has outstanding $385.0 million 7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003 and $400.0 million 6 5/8% Senior Subordinated Notes due 2015 issued August 2005. The indenture relating to Lamar Media’s outstanding notes restricts its ability to incur indebtedness other than:
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
Lamar Media is required to comply with certain covenants and restrictions under its bank credit agreement. If the Company fails to comply with these tests, the long term debt payments set forth below in the contractual obligation table may be accelerated. At December 31, 2005 and currently Lamar Media is in compliance with all such tests.
Lamar Media cannot exceed the following financial ratios under its bank credit facility:
•	a total debt ratio, defined as total consolidated debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 6.00 to 1 through September 30, 2007 and 5.75 to 1 from October 1, 2007 and after; and

•	a senior debt ratio, defined as total consolidated senior debt to EBITDA (as defined below) for the most recent four fiscal quarters, of 3.25 to 1.
In addition, the bank credit facility requires that Lamar Media must maintain the following financial ratios:
•	an interest coverage ratio, defined as EBITDA (as defined below) for the most recent four fiscal quarters to total consolidated accrued interest expense for that period, of at least 2.25 to 1; and

•	a fixed charges coverage ratio, defined as the ratio of EBITDA (as defined below) for the most recent four fiscal quarters to

(1) the total payments of principal and interest on debt for such period plus (2) capital expenditures made during such period plus (3) income and franchise tax payments made during such period, of at least 1.05 to 1.
As defined under Lamar Media’s bank credit facility, EBITDA is, for any period, operating income for Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, interest in respect of mirror loan indebtedness, depreciation, amortization and any other non-cash income or charges accrued for such period and (except to the extent received or paid in cash by Lamar Media or any of its restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. Any dividend payment made by Lamar Media or any of its restricted subsidiaries to Lamar Advertising Company during any period to enable Lamar Advertising Company to pay certain qualified expenses on behalf of Lamar Media and its subsidiaries shall be treated as operating expenses of Lamar Media for the purposes of calculating EBITDA for such period if and to the extent such operating expenses would be deducted in the calculation of EBITDA if funded directly by Lamar Media or any restricted subsidiary. EBITDA under the bank credit agreement is also adjusted to reflect certain acquisitions or dispositions as if such acquisitions or dispositions were made on the first day of such period.
The Company believes that its current level of cash on hand, availability under its bank credit facility and future cash flows from operations are sufficient to meet its operating needs through the year 2006. All debt obligations are on the Company’s balance sheet.
Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $121.1 million for the year ended December 31, 2005. We anticipate our 2006 total capital expenditures to be approximately $110.0 million before digital capital expenditures of which we are not certain at this time.
Acquisitions. During the year ended December 31, 2005, the Company financed its acquisition activity of approximately $188.5 million with borrowings under Lamar Media’s revolving credit facility and cash on hand totaling $145.2 million as well as the issuance of the Company’s Class A common stock valued at the time of issuance at approximately $43.3 million. In 2006, we expect to spend between $125 and $175 million on acquisitions, which we may finance through borrowings, cash on hand, the issuance of Class A common stock or some combination of the foregoing, depending on market conditions. We plan on continuing to invest in both capital expenditures and acquisitions that can provide high returns in light of existing market conditions.
Stock Repurchase Program. In November 2005, the Company announced that its Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock from time to time over a period not to exceed 18 months. The share repurchases may be made on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The Company funded and intends to fund the repurchase program using working capital, availability under its revolving credit facility and future cash flows. As of December 31, 2005 the Company has repurchased 544,770 shares of our Class A common stock for approximately $25.5 million.
Debt Service and Contractual Obligations. As of December 31, 2005, we had outstanding debt of approximately $1.6 billion, which includes a mirror note issued to the Company in an aggregate amount of $287.5 million, which is equal to the amount of the Company’s outstanding convertible notes. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under its bank credit agreement. In addition it has fixed commercial commitments. These commitments are detailed as follows:

		Payments Due by Period
		(in millions)
		Less than 1
Contractual Obligations	Total	Year	1–3 Years	4–5 Years	After 5 Years
Long-Term Debt	1,576.3	2.8	27.2	379.4	1,166.9
Interest obligations on long term debt(1)	662.6	92.4	183.2	173.1	213.9
Billboard site and other operating leases	1,011.2	136.4	220.2	161.6	493.0

Total payments due	3,250.10	231.6	430.6	714.1	1,873.8

(1)	Interest rates on our variable rate instruments are assuming rates at the December 2005 levels.

		Amount of Expiration Per Period
		(in millions)
	Total Amount	Less than 1
Other Commercial Commitments	Committed	Year	1–3 Years	4–5 Years	After 5 Years
Revolving Bank Facility(2)	400.0	—	—	—	400.0
Standby Letters of Credit (3)	10.4	1.7	8.7	—	—

(2)	Lamar Media had $95 million outstanding at December 31, 2005.

(3)	The standby letters of credit are issued under Lamar Media’s revolving bank facility and reduce the availability of the facility by the same amount.

Cash Flows
The Company’s cash flows provided by operating activities increased by $24.1 million for the year ended December 31, 2005 due primarily to an increase in net income of $28.6 million as described in “Results of Operations” an increase in adjustments to reconcile net income (loss) to cash provided by operating activities of $12.3 million primarily due to an increase in deferred income tax expense of $16.2 million, loss on extinguishment of debt of $4.0 million offset by a decrease in depreciation and amortization of $6.8 million. In addition, as compared to the same period in 2004, there were increases in the change in receivables of $20.1 million, in other assets of $5.2 million and in the change in accrued expenses of $5.8 million.
Cash flows used in investing activities increased $4.2 million from $263.7 million in 2004 to $267.9 million in 2005 primarily due to an increase in capital expenditures of $39.1 million offset by a decrease in cash used in acquisition activity by the Company in 2005 of $44.3 million.
Cash flows used in financing activities was $104.1 million for the year ended December 31, 2005 primarily due to $96.9 million in net debt reduction primarily resulting from the bank credit facility refinancing discussed above and cash used for purchase of treasury shares of $25.5 million, offset by $18.6 million in net proceeds from issuance of common stock.
CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to long-lived asset recovery, intangible assets, goodwill impairment, deferred taxes, asset retirement obligations and allowance for doubtful accounts. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events and, where applicable, established valuation techniques. These estimates form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.
Long-Lived Asset Recovery. Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company’s total assets. Property, plant and equipment of $1,289 million and intangible assets of $897 million are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset before interest expense. These undiscounted cash flow projections are based on management assumptions surrounding future operating results and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangible assets may exist and a charge to income would be made in the period such impairment is determined. No such impairment charge has been recorded by the Company, which management believes is due to the Company’s disciplined approach in determining the purchase price of acquisitions that drives the growth of the Company’s long-lived assets.
Intangible Assets. The Company has significant intangible assets recorded on its balance sheet. Intangible assets primarily represent goodwill of $1.295 billion, site locations of $804 million and customer relationships of $82 million associated with the Company’s acquisitions. The fair values of intangible assets recorded are determined using discounted cash flow models that require management to make assumptions related to future operating results, including projecting net revenue growth discounted using current cost of capital rates, of each acquisition and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangibles may exist and a charge to income would be made in the period such impairment is determined. Historically no impairment charge has been required with respect to the Company’s intangible assets.
Goodwill Impairment. The Company had goodwill of $1.295 billion as of December 31, 2005 and must perform an impairment analysis of goodwill annually or on a more frequent basis if events and circumstances indicate that the asset might be impaired. This analysis requires management to make assumptions as to the implied fair value of its reporting unit as compared to its carrying value (including goodwill). In conducting the impairment analysis, the Company determines the implied fair value of its reporting unit utilizing quoted market prices of its Class A common stock, which are used to calculate the Company’s enterprise value as compared to the carrying value of the Company’s assets. Discounted cash flow models before interest expense are also used. These discounted cash flow models require management to make assumptions including projecting the Company’s net revenue growth discounted using current cost of capital rates related to the future operating results of the Company and the anticipated future economic environment. Based upon the Company’s annual review as of December 31, 2005, no impairment charge was required.
Deferred Taxes. As of December 31, 2005, the Company has made the determination that its deferred tax assets of $155.0 million, the primary component of which is the Company’s net operating loss carryforward, are fully realizable due to the existence of certain deferred tax liabilities of approximately $255.6 million that are anticipated to reverse during the carryforward period. The Company bases this determination by projecting taxable income over the relevant period. The Company has not recorded a valuation allowance to reduce its deferred tax assets. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. For a more detailed description, see Note 11 of the Notes to the Consolidated Financial Statements.
Asset Retirement Obligations. The Company had an asset retirement obligation of $136 million as of December 31, 2005 as a result of its adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.
This calculation includes 100% of the Company’s billboard structures on leased land (which currently consist of approximately 80,000 structures). The Company uses a 15-year retirement period based on historical operating experience in its core markets, including the actual time that billboard structures have been located on leased land in such markets and the actual length of the leases in the core markets, which includes the initial term of the lease, plus any renewal period. Historical third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on credit rates historically available to the Company.
Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts based on the payment patterns of its customers. Management analyzes historical results, the economic environment, changes in the credit worthiness of its customers, and other relevant factors in determining the adequacy of the Company’s allowance. Bad debt expense was $7 million, $8 million and $9 million or approximately 1% of net revenue for the years ended December 31, 2005, 2004 and 2003, respectively. If the future economic environment declines, the inability of customers to pay may occur and the allowance for doubtful accounts may need to be increased, which will result in additional bad debt expense in future years.
NEW ACCOUNTING PRONOUNCEMENTS
On October 22, 2004, the President signed the “American Jobs Creation Act of 2004” (the “Act”). On December 21, 2004, Financial Accounting Standards Board, or FASB issued a staff position (FSP) regarding the accounting implications of the Act related to the deduction for qualified domestic production activities (“FSP SFAS No. 109-1”). The guidance in this FSP applies to financial statements for periods ending after the date the Act was enacted. FSP 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, clarifies that the tax deduction for domestic manufacturers under the Act should be accounted for as a special deduction in accordance with SFAS 109, “Accounting for Income Taxes.” Based on our current tax position, we do not expect to get any current benefit for future tax years.
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“Statement 151”). The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have assessed the impact of Statement 151, which is not expected to have an impact on our financial position, results of operations or cash flows.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152 “Accounting for Real Estate Time-Sharing Transactions — An Amendment to FASB Statements No. 66 and 67” (“Statement No. 152”). Statement 152 amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” Statement 152 also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. Statement 152 is effective for financial statements for fiscal years beginning after June 15, 2005. We have assessed the impact of Statement 152, which is not expected to have an impact on our financial position, results of operations or cash flows.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 “Exchanges of Non-monetary assets — an amendment of APB Opinion No. 29” (“Statement 153”). Statement 153 amends Accounting Principles Board (“APB”) Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 does not apply to a pooling of assets in a joint undertaking intended to fund, develop, or produce oil or natural gas from a particular property or group of properties. The provisions of Statement 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early adoption is permitted and the provisions of Statement 153 should be applied prospectively. We have assessed the impact of Statement 153, which is not expected to have an impact on our financial position, results of operations or cash flows.
In December of 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces the requirements under SFAS No. 123 and APB No. 25. The statement sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires all share-based payments, including employee stock options, to be recognized in the financial statements based on their fair value. It carries forward prior guidance on accounting for awards to non-employees. The accounting for employee stock ownership plan transactions will continue to be accounted for in accordance with Statement of Position (SOP) 93-6, while awards to most non-employee directors will be accounted for as employee awards. The Company will adopt this standard effective January 1, 2006. We have also decided that we will use the modified prospective method for our adoption of SFAS 123R, and anticipate that the related compensation expense that will be recognized during fiscal 2006 will range from $7.0 million to $10.0 million based on awards existing at December 31, 2005. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R.
In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. This interpretation did not have an impact on our consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No 20 and FASB Statement No. 30” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.
In June 2005, the EITF reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. Adoption of this standard did not have an impact on our consolidated financial position or results of operations.

Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2005, 2004 and 2003. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.
RESULTS OF OPERATIONS
The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2005, 2004 and 2003:

	Year ended December 31,
	2005	2004	2003
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	34.6	34.2	36.0
General and administrative expenses	17.2	17.9	18.0
Corporate expenses	3.5	3.4	3.1
Depreciation and amortization	28.4	33.3	35.2
Operating income	16.4	11.4	7.9
Interest expense	8.0	7.3	9.6
Net income (loss)	4.6	2.7	(7.7)
Year ended December 31, 2005 compared to Year ended December 31, 2004
Net revenues increased $138.2 million or 15.6% to $1.0217 billion for the year ended December 31, 2005 from $883.5 million for the same period in 2004. This increase was attributable primarily to an increase in billboard net revenues of $88.5 million or 10.6% over the prior period, a $3.6 million increase in logo sign revenue, which represents an increase of 8.7% over the prior period, and a $45.7 million increase in transit revenue over the prior period. The increase in transit revenue was primarily due to the Obie acquisition.
The increase in billboard net revenue of $88.5 million was generated by acquisition activity of approximately $34.3 million and internal growth of approximately $54.2 million, while the increase in logo sign revenue of $3.6 million was generated by internal growth across various markets within the logo sign programs of approximately $4.7 million, which was offset by the loss of $1.1 million of revenue due to the expiration of the Company’s South Carolina logo contract. The increase in transit revenue of approximately $45.7 million was due to internal growth of approximately $8.2 million and acquisition activity that resulted primarily from the Obie acquisition of $37.5 million.
Net revenues (excluding revenues from the Obie markets) for the year ended December 31, 2005, as compared to acquisition-adjusted net revenue for the year ended December 31, 2004, increased $59.8 million or 6.5% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain (loss) on sale of assets, increased $75.3 million or 15.4% to $565.4 million for the year ended December 31, 2005 from $490.1 million for the same period in 2004. There was a $68.9 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $6.4 million increase in corporate expenses. The increase in corporate expenses is primarily related to additional expenses related to expanded efforts in Media’s business development and national sales department.
Depreciation and amortization expense decreased $4.0 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004.
Due to the above factors, operating income increased $66.9 million to $167.3 million for year ended December 31, 2005 compared to $100.4 million for the same period in 2004.
On September 30, 2005, Lamar Media Corp., refinanced its bank credit facility. The new bank credit facility is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional loans under the incremental facility. As a result of this refinancing, Lamar Media recorded a loss on extinguishment of debt of $4.0 million.
Interest expense increased $17.0 million from $64.9 million for the year ended December 31, 2004 to $81.9 million for the year ended December 31, 2005 due to an increase in interest rates on variable-rate debt.

The increase in operating income offset by the increase in interest expense described above resulted in a $47.0 million increase in income before income taxes. This increase in income resulted in an increase in the income tax expense of $23.7 million for the year ended December 31, 2005 over the same period in 2004. The effective tax rate for the year ended December 31, 2005 was 42.8%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
As a result of the above factors, Media recognized net income for the year ended December 31, 2005 of $47.5 million, as compared to net income of $24.2 million for the same period in 2004.
Reconciliations:
Because acquisitions occurring after December 31, 2003 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2004 acquisition-adjusted net revenue, which adjusts our 2004 net revenue by adding to it the net revenue generated by the acquired assets (excluding assets acquired in the Obie markets) prior to our acquisition of them for the same time frame that those assets were owned in 2005. We provide this information as a supplement to net revenues to enable investors to compare periods in 2005 and 2004 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing. The Company’s management has excluded revenues from the Obie markets in the 2005 periods and no adjustment has been made to the 2004 periods with respect to the Obie markets because of operational issues that are unique to the assets in the Obie markets, which are comprised primarily of transit assets. As the assets in the Obie markets have been operated for approximately twelve months, management intends to include these assets in its acquisition-adjusted net revenue calculation in future periods beginning with the second quarter of 2006.
Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets (excluding the Obie markets) during the period in 2004 that corresponds with the actual period we have owned the acquired assets in 2005 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue, excluding the Obie markets.” Net revenue (excluding revenues from the Obie markets) is also not determined in accordance with GAAP and excludes the revenue generated by the assets in the Obie markets from the Company’s reported net revenue during the 2005 period.
Reconciliations of 2004 reported net revenue to 2004 acquisition-adjusted net revenue and 2005 reported net revenue to 2005 net revenue (excluding revenues from the Obie markets), as well as a comparison of 2004 acquisition-adjusted net revenue to 2005 net revenue (excluding revenues from the Obie markets) are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Year ended
December 31,
2004
(in thousands)
Reported net revenue	$883,510
Acquisition net revenue, excluding the Obie markets	32,120

Acquisition-adjusted net revenue	$915,630

Reconciliation of Reported Net Revenue to Net Revenue (excluding revenues from the Obie markets)

Year ended
December 31,
2005
(in thousands)
Reported net revenue	$1,021,656
Less net revenue — Obie markets	(46,261)

Net revenue (excluding the Obie markets)	$975,395

Comparison of 2005 Net Revenue (excluding revenues from the Obie markets) to 2004 Acquisition-Adjusted Net Revenue

	Year ended
	December 31,
	2005	2004
	(in thousands)
Reported net revenue	$1,021,656	$883,510
Acquisition net revenue, excluding the Obie markets	—	32,120
Less net revenue — Obie markets	(46,261)	—

Adjusted totals	$975,395	$915,630

Year ended December 31, 2004 compared to year ended December 31, 2003
Net revenues increased $73.4 million or 9.1% to $883.5 million for the year ended December 31, 2004 from $810.1 million for the same period in 2003. This increase was attributable primarily to (i) an increase in billboard net revenues of $73.3 million which represents an increase of 9.7% over the prior year, (ii) a $0.8 million increase in logo sign revenue, which represents an increase of 1.9% over the prior year, and (iii) a $0.8 million decrease in transit revenue, which represents a 7.6% decrease over the prior year.
The increase in billboard net revenue of $73.3 million was due to both growth generated by acquisition activity of approximately $18.8 million and internal growth of approximately $54.5 million as a result of increases in both pricing and occupancy. These increases were net of the revenue lost during the year ended December 31, 2004 of approximately $1.5 million as a result of the damage and destruction to the Company’s advertising displays caused by the hurricanes that hit the state of Florida in August and September 2004. The increase in logo sign revenue of $0.8 million was generated by internal growth across various markets within the logo sign programs of approximately $2.1 million, offset by a decrease related to divestitures of approximately $1.3 million. There was an increase in transit revenue due to internal growth of approximately $0.8 million, but this was offset by a decrease related to divestitures of approximately $1.6 million. Net revenues for the year ended December 31, 2004 as compared to acquisition-adjusted net revenue for the year ended December 31, 2003, increased $57.4 million or 6.9% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain (loss) on disposition of assets, increased $26.9 million or 5.8% to $490.1 million for the year ended December 31, 2004 from $463.2 million for the same period in 2003. There was a $22.3 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating Lamar Media’s core assets and a $4.6 million increase in corporate expenses. The increase in corporate expenses is primarily related to the new national sales department established in 2004 at the corporate headquarters, increased legal fees, additional accounting and professional fees related to Sarbanes-Oxley compliance and additional expenses related to expanded efforts in the Company’s business development.
Depreciation and amortization expense increased $9.2 million or 3.2% from $284.9 million for the year ended December 31, 2003 to $294.1 million for the year ended December 31, 2004, due to continued acquisition activity, capital expenditures and additional charges related to the remaining net book value of structures destroyed by the storms in the quarter ended September 30, 2004.
Due to the above factors, operating income increased $36.5 million to $100.4 million for year ended December 31, 2004 compared to $63.9 million for the same period in 2003.
In the first quarter of 2003, Lamar Media recorded approximately $11.2 million as a loss on extinguishment of debt related to the prepayment of its 9 5/8% Senior Subordinated Notes due 2006 and the write-off of related debt issuance costs. In the second quarter of 2003, Lamar Media recorded a loss on extinguishment of debt of $5.8 million, related to the prepayment of $100.0 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007. In December 2003, Lamar Media redeemed the remaining $100.0 million of its 8 5/8% Senior Subordinated Notes due 2007 for a redemption price equal to 102.875% of the principal amount of the notes. As a result of this redemption, Lamar Media recorded a loss on extinguishment of debt of $4.2 million related to the prepayment of the notes and associated debt issuance costs. During the year ended December 31, 2004, there were no refinancing activities resulting in a loss on extinguishment of debt.
Interest expense decreased $13.0 million from $77.9 million for the year ended December 31, 2003 to $64.9 million for the year ended December 31, 2004 as a result of lower interest rates both on existing and refinanced debt.
The increase in operating income, the absence of a loss on extinguishment of debt, and the decrease in interest expense described above resulted in a $70.5 million increase in income before income taxes and cumulative effect of a change in accounting principle. This increase in income resulted in an increase in income tax expense of $24.1 million for the year ended December 31, 2004 over the same period in 2003. The effective tax rate for the year ended December 31, 2004 is 32.7%.
As a result of the above factors and the absence of a cumulative effect of a change in accounting principle, Lamar Media recognized net income for the year ended December 31, 2004 of $24.2 million, as compared to a net loss of $62.4 million for the same period in 2003.
Reconciliations:
Because acquisitions occurring after December 31, 2002 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2003 acquisition-adjusted net revenue, which adjusts our 2003 net revenue by adding to it the net revenue generated by the acquired assets in 2003 prior to our acquisition of them for the same time frame that those assets were owned in 2004. We provide this information as a supplement to net revenues to enable investors to compare periods in 2004 and 2003 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing. Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2003 that corresponds with the actual period we have owned the acquired assets in 2004 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.” A reconciliation of reported net revenue to acquisition-adjusted net revenue is provided below:
Reconciliation of 2003 Reported Net Revenue to 2003 Acquisition-Adjusted Net Revenue as Compared to 2004 Reported Net Revenue:

	2004	2003
	(in thousands)
Reported net revenue	$883,510	$810,139
Acquisition net revenue	—	15,994

2004 reported net revenue as compared to 2003 acquisition — adjusted net revenue	$883,510	$826,133

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2005, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements.
Loans under Lamar Media Corp.’s bank credit agreement bear interest at variable rates equal to the JPMorgan Chase Prime Rate or LIBOR plus the applicable margin. Because the JPMorgan Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit agreement. Increases in the interest rates applicable to borrowings under the bank credit agreement would result in increased interest expense and a reduction in the Company’s net income.
At December 31, 2005 there was approximately $495 million of aggregate indebtedness outstanding under the bank credit facility, or approximately 31.5% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2005 with respect to borrowings under the bank credit agreement was $38.7 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2005 was 4.7%. Assuming that the weighted average interest rate was 200-basis points higher (that is 6.7% rather than 4.7%), then the Company’s 2005 interest expense would have been approximately $16.4 million higher resulting in a $9.3 million decrease in the Company’s 2005 net income.
The Company has mitigated the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the bank credit agreement to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.
ITEM 8. FINANCIAL STATEMENTS (following on next page)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting
The management of Lamar Advertising Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d — 15(f) under the Exchange Act.
Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2005, Lamar Advertising’s internal control over financial reporting is effective based on those criteria.
KPMG LLP, the independent registered public accounting firm that audited Lamar Advertising’s financial statements included in this annual report, has issued an attestation report on management’s assessment of Lamar Advertising’s internal control over financial reporting. This report appears on page 31 of this combined Annual Report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Advertising Company:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Lamar Advertising Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Advertising Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Lamar Advertising Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Lamar Advertising Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005 and the financial statement schedule as listed in the accompanying index, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP

KPMG LLP

New Orleans, Louisiana
March 13, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Advertising Company:
We have audited the consolidated financial statements of Lamar Advertising Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lamar Advertising Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

New Orleans, Louisiana
March 13, 2006

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(In thousands, except share and per share data)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$19,419	$44,201
Receivables, net of allowance for doubtful accounts of $6,000 and $5,000 in 2005 and 2004	114,733	87,962
Prepaid expenses	35,763	35,287
Deferred income tax assets (note 11)	7,128	6,899
Other current assets	10,232	8,231

Total current assets	187,275	182,580

Property, plant and equipment (note 4)	2,191,443	2,077,379
Less accumulated depreciation and amortization	(902,138)	(807,735)

Net property, plant and equipment	1,289,305	1,269,644

Goodwill (note 5)	1,295,050	1,265,106
Intangible assets (note 5)	896,943	920,373
Deferred financing costs net of accumulated amortization of $22,350 and $26,113 at 2005 and 2004, respectively	26,549	24,552
Other assets	41,957	27,217

Total assets	$3,737,079	$3,689,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,730	$10,412
Current maturities of long-term debt (note 8)	2,788	72,510
Accrued expenses (note 7)	61,996	50,513
Deferred income	14,945	14,669

Total current liabilities	93,459	148,104

Long-term debt (note 8)	1,573,538	1,587,424
Deferred income tax liabilities (note 11)	107,696	76,240
Asset retirement obligation (note 9)	135,538	132,700
Other liabilities	9,366	8,657

Total liabilities	1,919,597	1,953,125

Stockholders’ equity (note 13):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2005 and 2004	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized, 0 shares issued and outstanding at 2005 and 2004	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 90,409,282 and 88,742,430 shares issued and outstanding at 2005 and 2004, respectively	90	89
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,672,527 are issued and outstanding at 2005 and 2004, respectively	16	16
Additional paid-in-capital	2,196,691	2,131,449
Accumulated deficit	(353,793)	(395,207)
Cost of shares held in treasury, 544,770 shares and 0 shares in 2005 and 2004, respectively	(25,522)	—

Stockholders’ equity	1,817,482	1,736,347

Total liabilities and stockholders’ equity	$3,737,079	$3,689,472

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003
(In thousands, except share and per share data)

	2005	2004	2003
Net revenues	$1,021,656	$883,510	$810,139

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	353,139	302,157	292,017
General and administrative expenses (exclusive of depreciation and amortization)	176,099	158,161	145,971
Corporate expenses (exclusive of depreciation and amortization)	36,628	30,159	25,549
Depreciation and amortization (Note 10)	290,089	294,056	284,947
Gain on disposition of assets	(1,119)	(1,067)	(1,946)

	854,836	783,466	746,538

Operating income	166,820	100,044	63,601

Other expense (income):
Loss on extinguishment of debt	3,982	—	33,644
Interest income	(1,511)	(495)	(502)
Interest expense	90,671	76,079	93,787

	93,142	75,584	126,929

Income (loss) before income tax expense (benefit) and cumulative effect of a change in accounting principle	73,678	24,460	(63,328)

Income tax expense (benefit) (note 11)	31,899	11,305	(23,573)

Income (loss) before cumulative effect of a change in accounting principle	41,779	13,155	(39,755)

Cumulative effect of a change in accounting principle, net of tax benefit of $25,727	—	—	40,240

Net income (loss)	41,779	13,155	(79,995)
Preferred stock dividends	365	365	365

Net income (loss) applicable to common stock	$41,414	$12,790	$(80,360)

Earnings (loss) per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.39	0.12	$(0.39)
Cumulative effect of a change in accounting principle	$—	—	$(0.39)

Basic earnings (loss) per share	$0.39	$0.12	$(0.78)

Diluted:
Before cumulative effect of a change in accounting principle	$0.39	0.12	$(0.39)
Cumulative effect of a change in accounting principle	$—	—	$(0.39)

Diluted earnings (loss) per share	$0.39	$0.12	$(0.78)

Weighted average common shares outstanding	105,605,873	104,041,030	102,686,780
Incremental common shares from dilutive stock options	483,884	530,453	—
Incremental common shares from convertible debt	—	—	—

Weighted average common shares assuming dilution	106,089,757	104,571,483	102,686,780

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)

	SERIES AA	CLASS A	CLASS A	CLASS B		ADDITIONAL
	PREFERRED	PREFERRED	COMMON	COMMON	TREASURY	PAID IN	ACCUMULATED
	STOCK	STOCK	STOCK	STOCK	STOCK	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2002	$—	—	85	16	—	2,036,709	(327,637)	1,709,173
Issuance of 1,550,095 shares of common stock in acquisitions	—	—	2	—	—	50,628	—	50,630
Exercise of 298,105 shares of stock options	—	—	—	—	—	8,272	—	8,272
Conversion of 270,000 shares of Class B common stock to Class A stock	—	—	—	—	—	1,946	—	1,946
Issuance of 72,025 shares of common stock through employee purchase plan	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(79,995)	(79,995)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2003	$—	—	87	16	—	2,097,555	(407,997)	1,689,661
Issuance of 68,986 shares of common stock in acquisitions	—	—	1	—	—	4,271	—	4,272
Exercise of 865,443 shares of stock options	—	—	1	—	—	27,369	—	27,370
Conversion of 474,546 shares of Class B common stock to Class A stock	—	—	—	—	—	—	—	—
Issuance of 66,692 shares of common stock through employee purchase plan	—	—	—	—	—	2,254	—	2,254
Net income	—	—	—	—	—	—	13,155	13,155
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2004	$—	—	89	16	—	2,131,449	(395,207)	1,736,347
Issuance of 1,026,413 shares of common stock in acquisitions	—	—	1	—	—	43,313	—	43,314
Exercise of 552,781 shares of stock options	—	—	—	—	—	19,151	—	19,151
Issuance of 78,194 shares of common stock through employee purchase plan	—	—	—	—	—	2,778	—	2,778
Purchase of 544,770 shares of treasury stock	—	—	—	—	(25,522)	—	—	(25,522)
Net income	—	—	—	—	—	—	41,779	41,779
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2005	$—	—	90	16	(25,522)	2,196,691	(353,793)	1,817,482

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$41,779	$13,155	$(79,995)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	287,212	294,056	284,947
Amortization included in interest expense	5,335	5,330	6,037
Gain on disposition of assets	(1,119)	(1,067)	(1,946)
Loss on extinguishment of debt	3,982	—	33,644
Cumulative effect of a change in accounting principle	—	—	40,240
Deferred income tax expenses (benefit)	23,852	7,748	(23,531)
Provision for doubtful accounts	6,674	7,772	8,599
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(24,915)	(4,824)	(6,217)
Prepaid expenses	(448)	(2,509)	(2,923)
Other assets	(6,063)	(887)	(4,246)
Increase (decrease) in:
Trade accounts payable	3,318	1,600	(1,238)
Accrued expenses	8,810	3,024	6,450
Other liabilities	(1,160)	(234)	254

Cash flows provided by operating activities	347,257	323,164	260,075

Cash flows from investing activities:
Capital expenditures	(121,117)	(82,031)	(78,275)
Acquisitions	(145,228)	(189,540)	(137,595)
Increase in notes receivable	(7,175)	—	—
Proceeds from sale of property and equipment	5,550	7,824	5,829

Cash flows used in investing activities	(267,970)	(263,747)	(210,041)

Cash flows from financing activities:
Net proceeds from issuance of common stock	18,672	23,806	8,798
Cash used for purchase of treasury shares	(25,522)	—	—
Cash from deposits for debt extinguishment	—	—	266,657
Principle payments on long-term debt	(485,539)	(44,928)	(771,388)
Debt issuance costs	(5,315)	(1,526)	(9,899)
Net proceeds from note offerings and new notes payable	394,000	—	448,350
Dividends	(365)	(365)	(365)

Cash flows used in financing activities	(104,069)	(23,013)	(57,847)

Net (decrease) increase in cash and cash equivalents	(24,782)	36,404	(7,813)

Cash and cash equivalents at beginning of period	44,201	7,797	15,610

Cash and cash equivalents at end of period	$19,419	$44,201	$7,797

Supplemental disclosures of cash flow information:
Cash paid for interest	$78,097	$69,922	$81,342

Cash paid for state and federal income taxes	$3,365	$1,946	$825

Common stock issuance related to acquisitions	$43,314	$4,270	$50,630

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1) Significant Accounting Policies
(a)	Nature of Business
Lamar Advertising Company (the Company) is engaged in the outdoor advertising business operating over 151,000 billboard advertising displays in 44 states. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, the Company operates a logo sign business in 19 states throughout the United States and Canada and a transit advertising business in 75 markets. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.

(b)	Principles of Consolidation
The accompanying consolidated financial statements include Lamar Advertising Company, its wholly owned subsidiary, Lamar Media Corp. (Lamar Media), and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

(c)	Property, Plant and Equipment Property, plant and equipment are stated at cost. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets.

(d)	Goodwill and Intangible Assets
Under Statement of Financial Accounting Standards No. 142, (SFAS No. 142) goodwill is subject to an annual impairment test. The Company designated December 31 as the date of its annual goodwill impairment test. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. In accordance with the standard, the Company is required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. The fair value of each reporting unit exceeded its carrying amount at its annual impairment test dates on December 31, 2005 and December 31, 2004 therefore the Company was not required to recognize an impairment loss.

Intangible assets, consisting primarily of site locations, customer lists and contracts, and non-competition agreements are amortized using the straight-line method over the assets estimated useful lives, generally from 5 to 15 years.

(e)	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset before interest expense. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(f)	Deferred Income
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

(g)	Revenue Recognition
The Company recognizes outdoor advertising revenue, net of agency commissions, if any, on an accrual basis ratably over the term of the contracts, as services are provided. Production revenue and the related expense for the advertising copy are recognized upon completion of the sale.

The Company engages in barter transactions where the Company trades advertising space for goods and services. The Company recognizes revenues and expenses from barter transactions at fair value which is determined based on the Company’s own historical practice of receiving cash for similar advertising space from buyers unrelated to the party in the barter transaction. The amount of revenue and expense recognized for advertising barter transactions is as follows:

	2005	2004	2003
Net revenues	$5,766	5,490	6,360
Direct advertising expenses	2,972	3,124	2,780
General and administrative expenses	2,521	2,002	3,197
(h)	Income Taxes
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

(i)	Earnings Per Share
Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 5,581,755 for the years ended December 31, 2005 and 2004 and 6,726,508 for the year ended December 31, 2003.

(j)	Stock Option Plan
The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” and FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based methods of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2005	2004	2003
Net income (loss) applicable to common stock, as reported	$41,414	12,790	(80,360)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,013)	(8,834)	(3,472)

Pro forma net income (loss) applicable to common stock	$36,401	3,956	(83,832)

	2005	2004	2003
Net income (loss) per common share — as reported (basic and diluted)	$0.39	0.12	(0.78)
Net income (loss) per common share — pro forma (basic and diluted)	$0.34	0.04	(0.82)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(k)	Cash and Cash Equivalents The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

(l)	Reclassification of Prior Year Amounts
Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income (loss).

(m)	Asset Retirement Obligations
Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (Statement 143). Statement 143 requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the dismantlement, removal, site reclamation and similar activities of its properties.

(n)	Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(2) Acquisitions
Year Ended December 31, 2005
During the twelve months ended December 31, 2005, the Company completed over 65 acquisitions of outdoor advertising assets for a total purchase price of approximately $188,542, which consisted of the issuance of 1,026,413 shares of Lamar Advertising Class A common stock valued at the time of issuance at $43,314 and $145,228 in cash.
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

Total
Current assets	$10,374
Property, plant and equipment	59,846
Goodwill	29,944
Site locations	87,263
Non-competition agreements	1,439
Customer lists and contracts	15,372
Other assets	548
Current liabilities	(3,852)
Long term liabilities	(12,392)

$188,542

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Total acquired intangible assets for the year ended December 31, 2005 was $134,018, of which $29,944 was assigned to goodwill which is not subject to amortization. The remaining $104,074 of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $15,372 (7 year weighted average useful life), site locations of $87,263 (15 year weighted average useful life), and non-competition agreements of $1,439 (7.4 year weighted average useful life). Of the $29,944 of goodwill, approximately $9,058 is expected to be fully deductible for tax purposes. The aggregate amortization expense related to the 2005 acquisitions for the year ended December 31, 2005 was approximately $5,926.
The following unaudited pro forma financial information for the Company gives effect to the 2005 and 2004 acquisitions as if they had occurred on January 1, 2003. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2005	2004
Net revenues	$1,029,151	963,200
Net income applicable to common stock	40,384	13,468
Net income per common share (basic and diluted)	$0.38	0.13
Year Ended December 31, 2004
During the year ended December 31, 2004, the Company completed over 80 acquisitions of outdoor advertising assets for a total purchase price of approximately $200,490, which consisted of the issuance of 68,986 shares of Lamar Advertising Class A common stock valued at the time of issuance at $2,476, warrants valued at $1,794 and $196,220 cash.
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

Total
Current assets	$2,846
Property, plant and equipment	64,917
Goodwill	24,831
Site locations	87,281
Non-competition agreements	515
Customer lists and contracts	21,577
Current liabilities	(1,477)

$200,490

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Year Ended December 31, 2003
During the year ended December 31, 2003, the Company completed over 84 acquisitions of outdoor advertising assets for a total purchase price of approximately $189,563, which consisted of the issuance of 1,550,095 shares of Lamar Advertising Class A common stock valued at the time of issuance at $50,630 and $138,933 cash.
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

Total
Current assets	$2,437
Property, plant and equipment	28,089
Goodwill	61,847
Site locations	83,849
Non-competition agreements	641
Customer lists and contracts	17,138
Other assets	6,666
Current liabilities	(956)
Long-term liabilities	(10,148)

$189,563

(3) Noncash Financing and Investing Activities
A summary of significant noncash financing and investing activities for the years ended December 31, 2005, 2004 and 2003 follows:

	2005	2004	2003
Issuance of Class A common stock in acquisitions	$43,314	4,270	50,630
(4) Property, Plant and Equipment
Major categories of property, plant and equipment at December 31, 2005 and 2004 are as follows:

	Estimated Life
	(Years)	2005	2004
Land	—	$115,449	90,951
Building and improvements	10 – 39	72,718	69,993
Advertising structures	15	1,911,429	1,834,302
Automotive and other equipment	3 – 7	91,847	82,133

		$2,191,443	2,077,379

(5) Goodwill and Other Intangible Assets
The following is a summary of intangible assets at December 31, 2005 and December 31, 2004.

		2005		2004
	Estimated
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 – 10	$425,739	$344,125	$410,368	$298,108
Non–competition agreements	3 – 15	59,618	53,437	58,179	51,284
Site locations	15	1,195,581	391,926	1,108,318	313,776
Other	5 – 15	13,600	8,107	13,817	7,141

		1,694,538	797,595	1,590,682	670,309
Unamortizable Intangible Assets:
Goodwill		$1,548,685	$253,635	$1,518,741	$253,635

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows:

Balance as of December 31, 2004	$1,518,741
Goodwill acquired during the year	29,944
Impairment losses	—

Balance as of December 31, 2005	$1,548,685

The following is a summary of the estimated amortization expense for the next five years:

Year ended December 31, 2006	$123,400
Year ended December 31, 2007	$103,420
Year ended December 31, 2008	$96,652
Year ended December 31, 2009	$93,622
Year ended December 31, 2010	$90,135
(6) Leases
The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built. The leases expire at various dates, and have varying options to renew and to cancel. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of December 31, 2005:

2006	$136,380
2007	119,464
2008	100,760
2009	87,588
2010	74,024
Thereafter	493,017
Rental expense related to the Company’s operating leases was $178,387, $160,808 and $150,983 for the years ended December 31, 2005, 2004 and 2003, respectively.
(7) Accrued Expenses
The following is a summary of accrued expenses at December 31, 2005 and 2004:

	2005	2004
Payroll	$11,888	12,894
Interest	25,840	18,601
Insurance benefits	9,337	9,260
Other	14,931	9,758

	$61,996	50,513

(8) Long-term Debt
Long-term debt consists of the following at December 31, 2005 and 2004:

	2005	2004
Bank Credit Agreement	$495,000	$975,000
2 7/8% Convertible notes	287,500	287,500
8% Unsecured subordinated notes	1,333	3,333
7 1/4% Senior subordinated notes	388,628	389,020
6 5/8% Senior Subordinated notes	400,000	—
Other notes with various rates and terms	3,865	5,081

	1,576,326	1,659,934
Less current maturities	(2,788)	(72,510)

Long-term debt, excluding current maturities	$1,573,538	$1,587,424

a

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Long-term debt matures as follows:

2006	$2,788
2007	6,098
2008	21,154
2009	31,021
2010	348,386
Later years	1,166,879
On December 23, 2002, Lamar Media Corp. completed an offering of $260,000 7 1/4% Senior Subordinated Notes due 2013. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to any future subordinated debt of Lamar Media. The net proceeds from the issuance and sale of these notes, together with additional cash, was used to redeem all of the outstanding $255,000 principal amount of Lamar Media’s 9 5/8% Senior Subordinated Notes due 2006 on January 22, 2003 at a redemption price equal to 103.208% of the aggregate principal amount thereof plus accrued interest to the redemption date of approximately $3,500 for a total redemption price of approximately $266,657. The Company recorded a loss on the extinguishment of debt of $11,173 in the first quarter of 2003.
On June 12, 2003, Lamar Media Corp. issued $125,000 7 1/4% Senior Subordinated Notes due 2013 as an add on to the $260,000 issued in December 2002. The issue price of the $125,000 7 1/4% Notes was 103.661% of the principal amount of the notes, which yields an effective rate of 6 5/8% . The proceeds of the issuance were used to redeem approximately $100,000 of Lamar Media’s 8 5/8% senior subordinated notes, for a redemption price equal to 104.313% of the principal amount of the notes. The Company recorded a loss on extinguishment of debt of $5,754 in the second quarter of 2003 related to this prepayment. The remaining $100,000 in aggregate principal amount of Lamar Media’s 8 5/8% notes outstanding following this redemption were redeemed for a redemption price equal to 102.875% of the principle amount of the notes in December 2003. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $4,151 related to the prepayment of the notes and associated debt issuance costs.
On June 16, 2003, the Company issued $287,500 2 7/8% Convertible Notes due 2010. The notes are convertible at the option of the holder into shares of Lamar Advertising Company Class A common stock at any time before the close of business on the maturity date, unless previously repurchased, at a conversion rate of 19.4148 shares per $1,000 principal amount of notes, subject to adjustments in some circumstances. The net proceeds from these notes together with additional cash were used on July 16, 2003 to redeem all of the Company’s outstanding 5 1/4% convertible notes due 2006 in aggregate principal amount of approximately $287,500 for a redemption price equal to 103.0% of the principal amount of notes. The Company recorded a loss on extinguishment of debt in the third quarter of 2003 of $12,566 related to this redemption.
On August 9, 2005, Lamar Media Corp., issued $400,000 6 5/8% Senior Subordinated Notes due 2015. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of our existing and any future subordinated debt of Lamar Media. These notes are redeemable at the Company’s option anytime on or after August 15, 2010. The Company may also redeem up to 35% of the aggregate principle amount of the notes using the proceeds from certain public equity offerings completed before August 15, 2008. The net proceeds from this issuance were used to reduce borrowings under Lamar Media’s bank credit facility.
The Company’s obligations with respect to its publicly issued notes are not guaranteed by the Company’s direct or indirect wholly owned subsidiaries. Certain obligations of the Company’s wholly-owned subsidiary, Lamar Media Corp. are guaranteed by its subsidiaries.
On September 30, 2005, Lamar Media Corp., replaced its bank credit facility. The new bank facility is comprised of a $400,000 revolving bank credit facility and a $400,000 term facility. The bank credit facility also includes a $500,000 incremental facility, which permits Lamar Media to request that its lenders enter into a commitment to make additional term loans to it, up to a maximum aggregate amount of $500,000. As a result of this refinancing, the Company recorded a loss on extinguishment of debt of $3,982. As of December 31, 2005, there was $95,000 outstanding under the revolving facility. The revolving facility terminates September 30, 2012 and the quarterly amortization of the term facility is as follows:

Term
December 31, 2007 – September 30, 2009	$5,000
December 31, 2009 – September 30, 2011	15,000
December 31, 2011 – September 30, 2012	60,000

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
On February 8, 2006, Lamar Media entered into a Series A Incremental Loan Agreement and obtained commitments from its lenders for a term loan of $37,000, which was funded on February 27, 2006. The available uncommitted incremental loan facility was thereby reduced to $463,000.
Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at the Company’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company’s ratio of debt to trailing twelve month EBITDA, as defined in the agreement. The terms of the indenture relating to Lamar Advertising’s outstanding notes, Lamar Media’s bank credit facility and the indenture relating to Lamar Media’s outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:
•	dispose of assets;

•	incur or repay debt;

•	create liens;

•	make investments; and

•	pay dividends.
Lamar Media’s ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. Under Lamar Media’s credit facility the Company must maintain specified financial ratios and levels including:
•	interest coverage;

•	fixed charges ratios;

•	senior debt ratios; and

•	total debt ratios.
Lamar Advertising and Lamar Media were in compliance with all of the terms of all of the indentures and the applicable bank credit agreement during the periods presented.
(9) Asset Retirement Obligation
Effective January 1, 2003, the Company adopted Statement 143, and recorded a restated loss of $40,240 as the cumulative effect of a change in accounting principle, which is net of an income tax benefit of $25,727. Prior to its adoption of Statement 143, the Company expensed these costs at the date of retirement. Also, as of January 1, 2003, the Company recorded an asset retirement obligation of $114,035, additions to property, plant and equipment totaling $76,930 and accumulated depreciation totaling $28,862 under the provisions of Statement 143.
The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2003	$123,217
Additions to asset retirement obligations	3,687
Accretion expense	10,204
Liabilities settled	(4,408)

Balance at December 31, 2004	$132,700
Additions to asset retirement obligations	1,612
Accretion expense	7,039
Liabilities settled	(5,813)

Balance at December 31, 2005	$135,538

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(10) Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amount of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Year ended December 31,
	2005	2004	2003
Direct expenses	$276,977	279,735	267,078
General and administrative expenses	6,870	8,403	11,214
Corporate expenses	6,242	5,918	6,655

	$290,089	294,056	284,947

(11) Income Taxes
Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003, consists of:

	Current	Deferred	Total
Year ended December 31, 2005:
U.S. federal	$2,500	22,504	25,004
State and local	2,530	1,221	3,751
Foreign	3,017	127	3,144

	$8,047	23,852	31,899

Year ended December 31, 2004:
U.S. federal	$—	5,621	5,621
State and local	3,557	1,339	4,896
Foreign	—	788	788

	$3,557	7,748	11,305

Year ended December 31, 2003:
U.S. federal	$—	(19,543)	(19,543)
State and local	(42)	(4,653)	(4,695)
Foreign	—	665	665

	$(42)	(23,531)	(23,573)

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2005, 2004 and 2003, differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent for 2005 and 34 percent for 2004 and 2003, to income (loss) before income taxes as follows:

	2005	2004	2003
Computed expected tax expense (benefit)	$25,787	8,316	(21,531)
Increase (reduction) in income taxes resulting from:
Book expenses not deductible for tax purposes	4,012	825	1,150
Amortization of non-deductible goodwill	26	2	(14)
State and local income taxes, net of federal income tax benefit	2,438	3,231	(3,099)
Other differences, net	(364)	(1,069)	(79)

	$31,899	11,305	(23,573)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004
Current deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$2,316	1,950
Accrued liabilities not deducted for tax purposes	1,609	2,396
Other	3,203	2,553

Net current deferred tax asset	7,128	6,899
Non-current deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$(10,893)	(5,845)
Intangibles, due to differences in amortizable lives	(244,712)	(238,116)

	(255,605)	(243,961)
Non-current deferred tax assets:
Plant and equipment, due to basis differences on acquisitions and costs capitalized for tax purposes	34,080	40,521
Investment in affiliates and plant and equipment, due to gains recognized for tax purposes and deferred for financial reporting purposes	931	941
Accrued liabilities not deducted for tax purposes	3,232	2,579
Net operating loss carryforward	69,955	88,540
Asset retirement obligation	35,289	34,654
Tax credits	3,319	0
Other, net	1,103	486

Non-current deferred tax assets	147,909	167,721

Net non-current deferred tax liability	$(107,696)	(76,240)

As of December 31, 2005, the Company had gross federal net operating losses of $170,705, and state net operating losses of $210,889, which expire through 2024. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
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
(12) Related Party Transactions
Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.
In October 1995 and in March 1996, the Company repurchased 3.6% and 12.9%, respectively, of its then outstanding Class A common stock (1,220,500 and 3,617,884 shares, respectively) from certain of its existing stockholders, directors and employees for an aggregate purchase price of approximately $4,000. The term of the March 1996 repurchase entitled the selling stockholders to receive additional consideration from the Company in the event that the Company consummated a public offering of its Class A common stock at a higher price within 24 months of the repurchase. In satisfaction of that obligation, upon completion of the Company’s initial public offering, the Company paid the selling stockholders an aggregate of $5,000 in cash from the proceeds and issued them $20,000 aggregate principal amount of ten year subordinated notes. As of December 31, 2005 and 2004, the outstanding balance of the ten year subordinated notes was $1,333 and $3,333, respectively. The Company’s current executive officers do not hold any of the ten year subordinated notes described above. Interest expense during the years ended December 31, 2005, 2004 and 2003, related to the ten year subordinated notes was $193, $354, and $513, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Prior to 1996, the Company entered into various related party transactions for the purchase and sale of advertising structures whereby any resulting gains were deferred at that date. As of December 31, 2005 and 2004, the deferred gains related to these transactions were $1,001 and are included in deferred income on the balance sheets. No gains related to these transactions have been realized in the Statement of Operations for the years ended December 31, 2005, 2004 and 2003.
In addition, the Company had receivables from employees of $49 and $413 at December 31, 2005 and 2004, respectively. These receivables are primarily relocation loans for employees. The Company does not have any receivables from its current executive officers.
Interstate Highway Signs Corp., (IHS) is a wholly owned subsidiary of Sign Acquisition Corp. Prior to December 16, 2003, Kevin P. Reilly, Jr. had voting control over a majority of the outstanding shares of Sign Acquisition Corp. through a voting trust. Mr. Reilly’s interest was sold on December 16, 2003. The Company purchased approximately $1,229 of highway signs and transit bus shelters from IHS which represented approximately 13% of total capitalized expenditures for its logo sign and transit advertising businesses during the year ended December 31, 2003. The Company does not use IHS exclusively for its highway sign and transit bus shelter purchases.
Effective July 1, 1996, the Lamar Texas Limited Partnership, one of the Company’s subsidiaries, and Reilly Consulting Company, L.L.C., which Kevin P. Reilly, Sr. controls, entered into a consulting agreement which was amended January 1, 2004. This consulting agreement as amended, has a term through December 31, 2008 with automatic renewals for successive one year periods after that date unless either party provides written termination to the other. The amended agreement provides for an annual consulting fee of $190 for the five year period commencing on January 1, 2004 and an annual consulting fee of $150 for any subsequent one year renewal term. The agreement also contains a non-disclosure provision and a non-competition restriction which extends for two years beyond the termination agreement.
The Company also has a lease arrangement with Deanna Enterprises, LLC (formerly Reilly Enterprises, LLC), which Kevin P. Reilly Sr. controls, for the use of an airplane. The Company paid a monthly fee plus expenses which entitled the Company to 6.67 hours of flight time, with any unused portion carried over into the next month. This agreement was amended in October 2004, whereby the Company would pay $100 per year for 125 guaranteed flight hours. Total fees paid under these arrangements for fiscal 2005, 2004 and 2003 were approximately $104, $70 and $55, respectively.
As of December 31, 2003, the Company had a receivable of $959 for premiums paid on split-dollar life insurance arrangements for Kevin P. Reilly, Sr. that were entered into in 1990 and 1995 as a component of his compensation as our Chief Executive Officer and his continuing retirement benefits thereafter. In accordance with the terms of the arrangements, we will recover all of the cumulative premiums paid by us upon the termination, surrender or cancellation of the policies or upon the death of the insured. In February 2004, the obligation to the Company was repaid and the split dollar agreements were terminated.
(13) Stockholders’ Equity
On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock. The Class A preferred stock, par value $638, was exchanged for the new Series AA preferred stock and no shares of Class A preferred stock are currently outstanding. The new Series AA preferred stock and the Class A preferred stock rank senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock and Class A preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock and the Class A preferred stock are also entitled to receive, on a pari pasu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2005 was $3,649. The Series AA preferred stock and the Class A preferred stock are identical, except that the Series AA preferred stock is entitled to one vote per share and the Class A preferred stock is not entitled to vote.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
All of the outstanding shares of common stock are fully paid and nonassessable. In the event of the liquidation or dissolution of the Company, following any required distribution to the holders of outstanding shares of preferred stock, the holders of common stock are entitled to share pro rata in any balance of the corporate assets available for distribution to them. The Company may pay dividends if, when and as declared by the Board of Directors from funds legally available therefore, subject to the restrictions set forth in the Company’s existing indentures and the bank credit facility. Subject to the preferential rights of the holders of any class of preferred stock, holders of shares of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors out of funds legally available for such purpose. No dividend may be declared or paid in cash or property on any share of either class of common stock unless simultaneously the same dividend is declared or paid on each share of the other class of common stock, provided that, in the event of stock dividends, holders of a specific class of common stock shall be entitled to receive only additional shares of such class.
The rights of the Class A and Class B common stock are equal in all respects, except holders of Class B common stock have ten votes per share on all matters in which the holders of common stock are entitled to vote and holders of Class A common stock have one vote per share on such matters. The Class B common stock will convert automatically into Class A common stock upon the sale or transfer to persons other than permitted transferees (as defined in the Company’s certificate of incorporation, as amended).
On November 8, 2005, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to $250,000 of its Class A common stock in the open market or in privately negotiated transactions over a period not to exceed 18 months. The Company’s management determines the timing and amount of stock repurchases based on market conditions and other factors, and may terminate the program at any time before it expires. As of December 31, 2005, the Company had purchased 544,770 shares for a total of $25,522.
(14) Benefit Plans
Equity Incentive Plan
In 1996, the Company adopted the 1996 Equity Incentive Plan (the 1996 Plan). The purpose of the 1996 Plan is to attract and retain key employees and consultants of the Company. The 1996 Plan authorizes the grant of stock options, stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company’s performance. Options granted under the 1996 Plan generally become exercisable over a five-year period and expire 10 years from the date of grant unless otherwise authorized by the Board.
In August 2000, the Board of Directors voted to amend the 1996 Plan to (i) authorize grants to members of the Company’s board of directors (ii) provide the Committee with more flexibility in determining the exercise price of awards made under the 1996 Plan (iii) allow for grants of unrestricted stock and (iv) set forth performance criteria that the Committee may establish for the granting of stock awards. These amendments were approved by the Company’s stockholders in May 2001.
In February 2004, the Board of Directors voted to amend the 1996 plan to increase the aggregate number of shares of the Company’s Class A Common Stock available for issuance under the 1996 Plan by 2,000,000 shares so that the aggregate number of shares of Common Stock available for issuance under the Plan is increased from 8,000,000 shares to 10,000,000 shares.
In February 2006, the Company’s Board of Directors adopted certain amendments to the Plan, subject to stockholders approval, primarily to specify the manner in which performance-based compensation can be granted under the 1996 Plan. The amendments to the Plan included the following: (i) to provide for the issuance of performance-based cash bonuses of up to $10,000 in the aggregate, with a $2,000 maximum cash award issuable to any one individual in any calendar year; (ii) to raise the limit on certain stock grants to any individual in any calendar year from 300,000 shares to 350,000 shares; and (iii) to extend the Company’s ability to issue incentive stock options for an additional ten years, pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2005	0%	43%	4%	7
2004	0%	46%	4%	6
2003	0%	46%	4%	6

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Information regarding the 1996 Plan for the years ended December 31, 2005, 2004 and 2003, is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	4,347,267	$33.72	3,822,710	$30.27	4,067,365	$29.83
Granted	177,296	41.87	1,416,000	37.77	117,500	31.55
Exercised	(552,781)	28.83	(865,443)	25.03	(298,105)	23.03
Canceled	(16,000)	34.00	(26,000)	37.42	(64,050)	38.06

Outstanding, end of year	3,955,782	$34.76	4,347,267	$33.72	3,822,710	$30.27

Price for exercised shares	$28.83		$25.03		$23.03
Shares available for grant, end of year	1,767,213		1,927,759		1,317,759
Weighted average fair value of options granted during the year	$23.70		$18.48		$15.00
     The following table summarizes information about fixed-price stock options outstanding at December 31, 2005:

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Prices	December 31, 2005	Life	Price	December 31, 2005	Price
10.67 – 30.34	1,202,482	4.37	25.83	1,148,482	25.65
30.50 – 37.19	877,150	4.24	34.04	678,650	34.10
37.35 – 37.35	1,114,850	8.10	37.35	378,050	37.35
37.56 – 60.63	761,300	5.97	45.93	442,634	48.32
No stock appreciation rights or shares of restricted stock have been granted under the 1996 Plan.
Employee Stock Purchase Plan
On May 25, 2000, the stockholders approved the 2000 Employee Stock Purchase Plan whereby 500,000 shares of the Company’s Class A common stock have been reserved for issuance under the Plan. Under this plan, eligible employees may purchase stock at 85% of the fair market value of a share on the offering commencement date or the respective purchase date whichever is lower. Purchases are limited to ten percent of an employee’s total compensation. The initial offering under the Plan commenced on April 1, 2000 with a single purchase date on June 30, 2000. Subsequent offerings shall commence each year on July 1 with a termination date of December 31 and purchase dates on September 30 and December 31; and on January 1 with a termination date on June 30 and purchase dates on March 31 and June 30. In accordance with the Plan, the number of shares available for issuance under the plan is increased at the beginning of each fiscal year by the lesser of $500,000 shares or one tenth of 1% of the total of shares outstanding or a lessor amount determined by the board of directors.
Insurance Plans
The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2005, the Company maintained $8,829 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Savings and Profit Sharing Plan
The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company matches 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after five years for contributions made prior to January 1, 2002 and three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company’s matched contributions for the years ended December 31, 2005, 2004 and 2003 were $2,537, $2,254 and $2,110 respectively. The Company contributed an additional $694 for the year ended December 31, 2003. There were no additional contributions for the years ended December 31, 2004 and 2005.
Deferred Compensation Plan
The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers have attained the age of 30 and have a minimum of 10 years of Lamar service and satisfying additional eligibility guidelines are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the Plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. The Company has contributed $754, $727 and $668 to the Plan during the years ended December 31, 2005, 2004 and 2003, respectively.
On December 8, 2005, the Company’s Board of Directors approved an amendment to the Lamar Deferred Compensation Plan in order to (1) to comply with the requirements of Section 409A of the Internal Revenue Code applicable to deferred compensation (“Section 409A”) and (2) to reflect changes in the administration of the Plan. The Company’s Board of Directors also approved the adoption of a grantor trust (the “Trust”) pursuant to which amounts may be set aside, but remain subject to claims of the Company’s creditors, for payments of liabilities under the New Plan, including amounts contributed under the Old Plan.
(15) Commitment and Contingencies
In August 2002, a jury verdict was rendered in a lawsuit filed against the Company in the amount of $32 in compensatory damages and $2,245 in punitive damages. As a result of the verdict, the Company recorded a $2,277 charge in its operating expenses during the quarter ended September 30, 2002. In May 2003, the Court ordered a reduction to the punitive damage award, which was subject to the plaintiff’s consent. The plaintiff rejected the reduced award and the Court ordered a new trial. Based on legal analysis, management believes the best estimate of the Company’s potential liability related to this claim is currently $376. It is anticipated that a new trial with respect to punitive damages will take place in the fourth quarter of 2006.
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management , the ultimate disposition of the these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
(16) Summarized Financial Information of Subsidiaries
Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the Guarantors) are not included herein because neither the Company nor Lamar Media has any independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiaries that are not guarantors are considered to be minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indenture relating to Lamar Media’s outstanding notes. As of December 31, 2005 and 2004, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $675,264 and $1,943,280, respectively.
(17) Disclosures About Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004. The fair value of the financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,573,538	$1,606,726	$1,587,424	$1,647,032

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies as follows:
•	The carrying amounts of cash and cash equivalents, prepaids, receivables, trade accounts payable, accrued expenses and deferred income approximate fair value because of the short term nature of these items.

•	The fair value of long-term debt is based upon market quotes obtained from dealers where available and by discounting future cash flows at rates currently available to the Company for similar instruments when quoted market rates are not available.
Fair value estimates are subject to inherent limitations. Estimates of fair values are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimated fair values of financial instruments presented above are not necessarily indicative of amounts the Company might realize in actual market transactions. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
(18) Quarterly Financial Data (Unaudited)

	Year 2005 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$232,829	$264,743	$265,594	$258,490
Net revenues less direct advertising expenses	148,353	177,999	175,669	166,496
Net income applicable to common stock	4,944	18,653	11,990	5,827
Net income per common share basic	0.05	0.18	0.11	0.06
Net income per common share — diluted	0.05	0.18	0.11	0.05

	Year 2004 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$200,976	$226,915	$231,622	$223,997
Net revenues less direct advertising expenses	127,185	152,553	155,232	146,383
Net income (loss) applicable to common stock	(3,724)	7,590	8,194	730
Net income (loss) per common share (basic and diluted)	(0.04)	0.07	0.08	0.01
(19) New Accounting Pronouncements
On October 22, 2004, the President signed the “American Jobs Creation Act of 2004” (the “Act”). On December 21, 2004, the FASB issued a staff position (FSP) regarding the accounting implications of the Act related to the deduction for qualified domestic production activities (“FSP SFAS No. 109-1”). The guidance in this FSP applies to financial statements for periods ending after the date the Act was enacted. FSP 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, clarifies that the tax deduction for domestic manufacturers under the Act should be accounted for as a special deduction in accordance with SFAS 109, “Accounting for Income Taxes.” Based on our current tax position, we do not expect to get any current benefit.
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“Statement 151”). The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have assessed the impact of Statement 151, which is not expected to have an impact on our financial position, results of operations or cash flows.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152 “Accounting for Real Estate Time-Sharing Transactions — An Amendment to FASB Statements No. 66 and 67” (“Statement No. 152”). Statement 152 amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” Statement 152 also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. Statement 152 is effective for financial statements for fiscal years beginning after June 15, 2005. We have assessed the impact of Statement 152, which is not expected to have an impact on our financial position, results of operations or cash flows.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 “Exchanges of Non-monetary assets – an amendment of APB Opinion No. 29” (“Statement 153”). Statement 153 amends Accounting Principles Board (“APB”) Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 does not apply to a pooling of assets in a joint undertaking intended to fund, develop, or produce oil or natural gas from a particular property or group of properties. The provisions of Statement 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early adoption is permitted and the provisions of Statement 153 should be applied prospectively. We have assessed the impact of Statement 153, which is not expected to have an impact on our financial position, results of operations or cash flows.
In December of 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces the requirements under SFAS No. 123 and APB No. 25. The statement sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires all share-based payments, including employee stock options, to be recognized in the financial statements based on their fair value. It carries forward prior guidance on accounting for awards to non-employees. The accounting for employee stock ownership plan transactions will continue to be accounted for in accordance with Statement of Position (SOP) 93-6, while awards to most non-employee directors will be accounted for as employee awards. The Company will adopt this standard effective January 1, 2006. We have also decided that we will use the modified prospective method for our adoption of SFAS 123R, and anticipate that the related compensation expense that will be recognized during fiscal 2006 will range from $7,000 to $10,000 based on awards existing at December 31, 2005. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R.
In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No 20 and FASB Statement No. 30” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement will not have a material effect on our consolidated financial position, results of operations or cash flows.
In June 2005, the EITF reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. Adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

SCHEDULE 2
Lamar Advertising Company
Valuation and Qualifying Accounts
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period
Year ended December 31, 2005
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$5,000	7,674	6,674	6,000
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$923,944	136,383	9,097	1,051,230
Year ended December 31, 2004
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	7,772	7,686	5,000
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$800,062	123,882	—	923,944
Year ended December 31, 2003
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	8,599	8,599	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$674,356	125,706	—	800,062

LAMAR MEDIA CORP.
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting
The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Lamar Media’s management assessed the effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control Integrated Framework. Based on this assessment, Lamar Media’s management has concluded that, as of December 31, 2005, Lamar Media’s internal control over financial reporting is effective based on those criteria.
KPMG LLP, the independent registered public accounting firm that audited Lamar Media’s financial statements included in this annual report, has issued an attestation report on management’s assessment of Lamar Media’s internal control over financial reporting. This report appears on page 57 of this combined Annual Report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Media Corp.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Lamar Media Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Media Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Lamar Media Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Lamar Media Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005 and the financial statement schedule as listed in the accompanying index, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements and schedule.
/s/ KPMG LLP
KPMG LLP
New Orleans, Louisiana
March 13, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Media Corp.:
We have audited the consolidated financial statements of Lamar Media Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Media Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
KPMG LLP
New Orleans, Louisiana
March 13, 2006

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(In thousands, except share and per share data)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$19,419	$44,201
Receivables, net of allowance for doubtful accounts of $6,000 and $5,000 in 2005 and 2004	114,733	87,962
Prepaid expenses	35,763	35,287
Deferred income tax assets (note 6)	7,128	6,899
Other current assets	10,189	8,121

Total current assets	187,232	182,470

Property, plant and equipment	2,191,443	2,077,379
Less accumulated depreciation and amortization	(902,138)	(807,735)

Net property, plant and equipment	1,289,305	1,269,644

Goodwill (note 3)	1,285,807	1,256,835
Intangible assets (note 3)	896,328	919,791
Deferred financing costs net of accumulated amortization of $7,923 and $14,302 as of 2005 and 2004 respectively	17,977	13,361
Other assets	36,251	30,361

Total assets	$3,712,900	$3,672,462

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$13,730	$10,412
Current maturities of long-term debt (note 5)	2,788	72,510
Accrued expenses (note 4)	52,659	41,253
Deferred income	14,945	14,669

Total current liabilities	84,122	138,844

Long-term debt (note 5)	1,573,538	1,299,924
Deferred income tax liabilities (note 6)	138,642	103,598
Asset retirement obligation	135,538	132,700
Other liabilities	11,344	8,657

Total liabilities	1,943,184	1,683,723

Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2005 and 2004	—	—
Additional paid-in-capital	2,390,458	2,343,929
Accumulated deficit	(620,742)	(355,190)

Stockholder’s equity	1,769,716	1,988,739

Total liabilities and stockholder’s equity	$3,712,900	$3,672,462

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Net revenues	$1,021,656	$883,510	$810,139

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	353,139	302,157	292,017
General and administrative expenses (exclusive of depreciation and amortization)	176,099	158,161	145,971
Corporate expenses (exclusive of depreciation and amortization)	36,163	29,795	25,229
Depreciation and amortization	290,089	294,056	284,947
Gain on disposition of assets	(1,119)	(1,067)	(1,946)

	854,371	783,102	746,218

Operating income	167,285	100,408	63,921

Other expense (income):
Loss on extinguishment of debt	3,982	—	21,077
Interest income	(1,511)	(495)	(502)
Interest expense	81,856	64,920	77,852

	84,327	64,425	98,427

Income (loss) before income tax expense (benefit) and cumulative effect of a change in accounting principle	82,958	35,983	(34,506)

Income tax expense (benefit) (note 6)	35,488	11,764	(12,338)

Income (loss) before cumulative effect of a change in accounting principle	47,470	24,219	(22,168)

Cumulative effect of a change in accounting principle, net of tax benefit of $25,727	—	—	40,240

Net income (loss)	$47,470	$24,219	$(62,408)

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2005, 2004 and 2003
(In thousands, except share and per share data)

		ADDITIONAL
	COMMON	PAID-IN	ACCUMULATED
	STOCK	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2002	$—	2,281,901	(301,189)	1,980,712
Dividend to parent	—	—	(15,812)	(15,812)
Contribution from parent	—	52,050	—	52,050
Net loss	—	—	(62,408)	(62,408)

Balance, December 31, 2003	$—	2,333,951	(379,409)	1,954,542
Contribution from parent	—	9,978	—	9,978
Net income	—	—	24,219	24,219

Balance, December 31, 2004	$—	2,343,929	(355,190)	1,988,739
Contribution from parent	—	46,529	—	46,529
Net income	—	—	47,470	47,470
Dividend to parent	—	—	(313,022)	(313,022)

Balance, December 31, 2005	$—	2,390,458	(620,742)	1,769,716

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$47,470	$24,219	$(62,408)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	287,212	294,056	284,947
Amortization included in interest expense	2,719	2,437	2,797
Gain on disposition of assets	(1,119)	(1,067)	(1,946)
Loss on extinguishment of debt	3,982	—	21,077
Cumulative effect of a change in accounting principle	—	—	40,240
Deferred income tax expenses (benefit)	27,440	8,207	(12,296)
Provision for doubtful accounts	6,674	7,772	8,599
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(24,915)	(4,824)	(6,217)
Prepaid expenses	(448)	(2,509)	(2,923)
Other assets	919	14,400	(7,461)
Increase (decrease) in:
Trade accounts payable	3,318	1,600	(1,238)
Accrued expenses	3,107	1,682	11,431
Other liabilities	8,202	(234)	254

Cash flows provided by operating activities	364,561	345,739	274,856

Cash flows from investing activities:
Capital expenditures	(120,114)	(81,165)	(78,275)
Acquisitions	(145,228)	(189,540)	(135,319)
Increase in notes receivable	(7,175)	—	—
Proceeds from sale of property and equipment	5,550	7,824	5,829

Cash flows used in investing activities	(266,967)	(262,881)	(207,765)

Cash flows from financing activities:
Increase in notes payable	287,500	—	128,038
Deposits for debt extinguishment	—	—	266,657
Principal payments on long-term debt	(485,539)	(44,928)	(483,888)
Debt issuance costs	(5,315)	(1,526)	(9,899)
Net proceeds from note offerings and new notes payable	394,000	—	24,188
Dividends to parent	(313,022)	—	—

Cash flows used in financing activities	(122,376)	(46,454)	(74,904)

Net increase (decrease) in cash and cash equivalents	(24,782)	36,404	(7,813)

Cash and cash equivalents at beginning of period	44,201	7,797	15,610

Cash and cash equivalents at end of period	$19,419	$44,201	$7,797

Supplemental disclosures of cash flow information:
Cash paid for interest	$71,898	$65,747	$64,245

Cash paid for state and federal income taxes	$3,365	$1,946	$825

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1) Significant Accounting Policies
(a) Nature of Business
Lamar Media Corp. is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media Corp. is engaged in the outdoor advertising business operating over 151,000 outdoor advertising displays in 44 states. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.
In addition, Lamar Media operates a logo sign business in 19 states throughout the United States and in one province of Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.
Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 4, 6, 9, 10, 13, 14, 15, 16, 17 and 19 and portions of notes 1 and 12 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this Annual Report are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.
(b) Principles of Consolidation
The accompanying consolidated financial statements include Lamar Media Corp., its wholly owned subsidiaries, The Lamar Company, LLC, Lamar Central Outdoor, Inc., Lamar Oklahoma Holding Co., Inc., Lamar Advertising Southwest, Inc., Lamar DOA Tennessee Holdings, Inc., and Interstate Logos, LLC. and their majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
(2) Noncash Financing and Investing Activities
A summary of significant noncash financing and investing activities for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Parent company stock contributed for acquisitions	$43,314	4,270	50,630
(3) Goodwill and Other Intangible Assets
The following is a summary of intangible assets at December 31, 2005 and December 31, 2004.

	Estimated	2005		2004
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 – 10	425,739	344,125	410,368	298,108
Non-competition agreements	3 – 15	59,618	53,437	58,179	51,284
Site locations	15	1,195,581	391,926	1,108,318	313,776
Other	5 – 15	13,002	8,124	13,235	7,141

		1,693,940	797,612	1,590,100	670,309

Unamortizable Intangible Assets:
Goodwill		$1,538,573	$252,766	$1,509,601	$252,766

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows:

Balance as of December 31, 2004	$1,509,601
Goodwill acquired during the year	28,972
Impairment losses	—

Balance as of December 31, 2005	$1,538,573

(4) Accrued Expenses
The following is a summary of accrued expenses at December 31, 2005 and 2004:

	2005	2004
Payroll	$11,889	12,894
Interest	25,840	18,601
Other	14,930	9,758

	$52,659	41,253

(5) Long-term Debt
Long-term debt consists of the following at December 31, 2005 and 2004:

	2005	2004
7 1/4% Senior subordinated notes	$388,628	389,020
Mirror note to parent	287,500	—
Bank Credit Agreement	495,000	975,000
8% Unsecured subordinated notes	1,333	3,333
6 5/8% Senior subordinated notes	400,000	—
Other notes with various rates and terms	3,865	5,081

	1,576,326	1,372,434
Less current maturities	(2,788)	(72,510)

Long-term debt excluding current maturities	$1,573,538	1,299,924

     Long-term debt matures as follows:

2006	$2,788
2007	6,098
2008	21,154
2009	31,021
2010	348,386
Later years	1,166,879

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(6) Income Taxes
Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003, consists of:

	Current	Deferred	Total
Year ended December 31, 2005:
U.S. federal	$2,500	26,111	28,611
State and local	2,530	1,203	3,733
Foreign	3,017	127	3,144

	$8,047	27,441	35,488

Year ended December 31, 2004:
U.S. federal	$—	11,314	11,314
State and local	3,557	(3,895)	(338)
Foreign	—	788	788

	$3,557	8,207	11,764

Year ended December 31, 2003:
U.S. federal	$—	(10,492)	(10,492)
State and local	(42)	(2,469)	(2,511)
Foreign	—	665	665

	$(42)	(12,296)	(12,338)

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2005, 2004 and 2003, differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent for 2005 and 34 percent for 2004 and 2003, to income (loss) before income taxes as follows:

	2005	2004	2003
Computed expected tax expense (benefit)	$29,035	12,234	(11,732)
Increase (reduction) in income taxes resulting from:
Book expenses not deductible for tax purposes	4,012	825	1,149
Amortization of non-deductible goodwill	24	(3)	(19)
State and local income taxes, net of federal income tax benefit	2,427	(223)	(1,657)
Other differences, net	(10)	(1,069)	(79)

	$35,488	11,764	(12,338)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004
Current deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$2,316	$1,950
Accrued liabilities not deducted for tax purposes	1,609	2.396
Other	3,203	2,553

Net current deferred tax asset	7,128	6,899

Non-current deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(10,893)	(5,845)
Intangibles, due to differences in amortizable lives	(244,127)	(237,617)

	(255,020)	(243,462)
Non-current deferred tax assets:
Plant and equipment, due to basis differences on acquisitions and costs capitalized for tax purposes	34,080	40,521
Investment in affiliates and plant and equipment, due to gains recognized for tax purposes and deferred for financial reporting purposes	931	941
Accrued liabilities not deducted for tax purposes	3,232	2,579
Net operating loss carryforward	38,424	61,143
Asset retirement obligation	35,289	34,654
Other, net	4,422	26

	116,378	139,864

Net non-current deferred tax liability	$(138,642)	$(103,598)

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
On September 30, 2005, Lamar Media Corp. issued a note payable to its parent, Lamar Advertising Company, for $287,500 bearing interest at 2 7/8% due 2010. The payment terms of this note are identical to Lamar Advertising’s Convertible Notes due 2010.
As of December 31, 2005, there was a payable to Lamar Advertising Company, its parent, in the amount of $1,979 and as of December 31, 2004 there was a receivable from its parent of $7,383.
(8) Quarterly Financial Data (Unaudited)

	Year 2005 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$232,829	$264,743	$265,594	$258,490
Net revenues less direct advertising expenses	148,353	177,999	175,669	166,496
Net income applicable to common stock	6,843	20,734	13,916	5,977

	Year 2004 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$200,976	$226,915	$231,622	$223,997
Net revenues less direct advertising expenses	127,185	152,553	155,232	146,383
Net (loss) income applicable to common stock	(2,051)	9,463	10,188	6,619

SCHEDULE 2
Lamar Media Corp.
and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	Balance at	Charged to		Balance
	Beginning of	Costs and		at end
	Period	Expenses	Deductions	of Period
Year Ended December 31, 2005
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$5,000	7,674	6,674	6,000
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$923,075	133,519	6,216	1,050,378
Year Ended December 31, 2004
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	7,772	7,686	5,000
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$799,176	123,899	—	923,075
Year Ended December 31, 2003
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	8,599	8,599	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$672,889	126,287	—	799,176

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Lamar Advertising Company
None
Lamar Media Corp.
None
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2005. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2005, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.
Management’s Report on Internal Control Over Financial Reporting
Lamar Advertising Company
The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 30 of this combined Annual Report and is incorporated herein by reference. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is set forth on page 31 of this combined Annual Report and is incorporated herein by reference.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Lamar Media Corp.
Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 56 of this combined Annual Report and is incorporated herein by reference. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of Lamar Media’s internal control over financial reporting, which is set forth on page 57 of this combined Annual Report and is incorporated herein by reference.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s or Lamar Media’s internal control over financial reporting identified in connection with the evaluation of the Company’s and Lamar Media’s internal controls performed during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s or Lamar Media’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Lamar Advertising Company
None
Lamar Media Corp.
None

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Portions of the response to this item are contained in part under the caption “Executive Officers of the Registrant” in Part I, Item 1A hereof and additional information is incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors and Nominees for Director,” “Election of Directors — Family Relationships,” “Election of Directors — Board and Committee Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”).
We have adopted a Code of Business Conduct and Ethics (the “code of ethics”) that applies to all of our directors, officers and employees. The code of ethics is filed as an exhibit that is incorporated by reference into this report. In addition, if we make any substantive amendments to the code of ethics or grant any wavier, including any implicit wavier, from a provision of the code to any of our executive officers or directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2006 Proxy Statement: “Election of Directors — Director Compensation,” “Election of Directors — Executive Compensation” and “Election of Directors - Compensation Committee Interlocks and Insider Participation.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The response to this item regarding security ownership is incorporated herein by reference from the discussion responsive thereto under the caption “Share Ownership” in the 2006 Proxy Statement.
This response to this item with respect to our equity compensation plans as of December 31, 2005 is incorporated herein by reference from the discussion responsive thereto under the caption “Equity Compensation Plan Information” in the 2006 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Information Concerning Auditors” in the 2006 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
(B) Exhibits required by Item 601 of Regulation S-K are listed on the Exhibit Index immediately following the signature page hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LAMAR ADVERTISING COMPANY

March 14, 2006	By:	/s/ Kevin P. Reilly, Jr.

Kevin P. Reilly, Jr. President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	President, Chief Executive Officer and Director	3/14/06
Kevin P. Reilly, Jr.	(Principal Executive Officer)

/s/ Keith A. Istre	Chief Financial Officer	3/14/06
Keith A. Istre	(Principal Financial and Accounting Officer)

/s/ Wendell S. Reilly	Director	3/14/06
Wendell S. Reilly

/s/ Stephen P. Mumblow	Director	3/14/06
Stephen P. Mumblow

/s/ John Maxwell Hamilton	Director	3/14/06
John Maxwell Hamilton

/s/ Thomas Reifenheiser	Director	3/14/06
Thomas Reifenheiser

/s/ Anna Reilly	Director	3/14/06
Anna Reilly

/s/ Robert M. Jelenic	Director	3/14/06
Robert M. Jelenic

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LAMAR MEDIA CORP.

March 14, 2006	By:	/s/ Kevin P. Reilly, Jr.

Kevin P. Reilly, Jr.
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	Chief Executive Officer and Director	3/14/06
Kevin P. Reilly, Jr.	(Principal Executive Officer)

/s/ Sean E. Reilly	Chief Operating Officer, Vice President	3/14/06
Sean E. Reilly	and Director

/s/ Keith A. Istre	Chief Financial and Accounting Officer and Director	3/14/06
Keith A. Istre	(Principal Financial and Accounting Officer)

/s/ T. Everett Stewart, Jr.	Director	3/14/06
T. Everett Stewart, Jr.

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company. Filed herewith.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media. Filed as Exhibit 3.1 to Lamar Media’s Registration Statement on Form S-1/A (File No. 333-05479) filed on July 31, 1996, and incorporated herein by reference.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to Lamar Media’s Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 1-12407) filed on March 30, 1998, and incorporated herein by reference.

3.4	Amendment to Amended and Restated Certificate of Incorporation of Lamar Media, as set forth in the Agreement and Plan of Merger dated as of July 20, 1999 among Lamar Media Corp., Lamar New Holding Co., and Lamar Holdings Merge Co. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

3.5	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999, and incorporated herein by reference.

3.6	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999, and incorporated herein by reference.

4.1	Specimen certificate for the shares of Class A common stock of the Company. Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

4.2	Senior Secured Note dated as of May 19, 1993. Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.3	Indenture dated as of September 24, 1986 relating to the Company’s 8% Unsecured Subordinated Debentures. Previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.4	Indenture dated May 15, 1993 relating to the Company’s 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.5	First Supplemental Indenture dated as of July 30, 1996 relating to the Company’s 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1(File No. 333-05479), and incorporated herein by reference.

4.6	Form of Second Supplemental Indenture in the form of an Amended and Restated Indenture dated as of November 8, 1996 relating to the Company’s 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-12407) filed on November 15, 1996, and incorporated herein by reference.

4.7	Notice of Trustee dated November 8, 1996 with respect to the release of the security interest in the Trustee on behalf of the holders of the Company’s 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 15, 1996 (File No. 1-12407), and incorporated herein by reference.

4.8	Form of Subordinated Note. Previously filed as Exhibit 4.8 to the Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

4.9	Indenture dated as of December 23, 2002 between Lamar Media, certain subsidiaries of Lamar Media, as guarantors and Wachovia Bank of Delaware, National, as trustee. Previously filed as Exhibit 4.1 to Lamar Media’s Current Report on Form 8-K (File No. 0-20833) filed on December 27, 2002, and incorporated herein by reference.

4.10	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated as of June 9, 2003. Previously filed as Exhibit 4.31 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-107427) filed on July 29, 2003, and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION
4.11	Supplemental Indenture to the Indenture dated December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated October 7, 2003. Previously filed as Exhibit 4.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) filed on November 5, 2003, and incorporated herein by reference.

4.12	Form of 7 1/4% Notes Due 2013. Filed as Exhibit 4.2 to Lamar Media’s Current Report on Form 8-K (File No. 0-20833) filed on December 27, 2002, and incorporated herein by reference.

4.13	Form of Exchange Note. Filed as Exhibit 4.29 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-102634), and incorporated herein by reference.

4.14	Indenture dated as of June 16, 2003 between Lamar Media and Wachovia Bank of Delaware, National Association, as Trustee. Previously filed as Exhibit 4.4 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003, and incorporated herein by reference.

4.15	First Supplemental Indenture dated as of June 16, 2003 between Lamar Media and Wachovia Bank of Delaware, National Association, as Trustee. Previously filed as Exhibit 4.5 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003, and incorporated herein by reference.

4.16	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, Lamar Canadian Outdoor Company and Wachovia Bank of Delaware, National Association, as Trustee, dated as of April 5, 2004. Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-30242) filed on August 6, 2004, and incorporated herein by reference.

4.17	Supplemental Indenture to Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated as of January 19, 2005. Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 0-30242) filed on May 6, 2005, and incorporated herein by reference.

4.18	Indenture dated as of August 16, 2005 between Lamar Media, the guarantors named therein, and The Bank of New York Trust Company, N.A., as Trustee. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2005 and incorporated herein by reference.

4.19	Release of Guaranty under the Indenture dated as of December 3, 2002 between Lamar Media, certain of its subsidiaries named therein, and Wachovia Bank of Delaware, National Association, as Trustee, by the Trustee, dated as of December 30, 2005. Filed herewith.

4.20	Release of Guaranty under the Indenture dated as of August 16, 2005 between Lamar Media, the guarantors named therein, and The Bank of New York Trust Company, N.A., as Trustee, by the Trustee, dated as of December 30, 2005. Filed herewith.

10.1*	2000 Employee Stock Purchase Plan. Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000, and incorporated herein by reference.

10.2	Credit Agreement dated as of March 7, 2003 between Lamar Media and the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent. Previously filed as Exhibit 10.38 to Lamar Media’s Registration Statement on Form S-4/A (File No. 333-102634) filed on March 18, 2003, and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION
10.3	Joinder Agreement dated as of October 7, 2003 to Credit Agreement dated as of March 7, 2003 between Lamar Media and the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent by Premere Outdoor, Inc. Previously filed as Exhibit 10.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) filed on November 5, 2003, and incorporated herein by reference.

10.4	Amendment No. 1 dated as of January 28, 2004 to the Credit Agreement dated as of March 7, 2003 between Lamar Media, the Subsidiary Guarantors a party thereto and JPMorgan Chase Bank, as administrative agent for the lenders. Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 0-30242) filed on May 10, 2004, and incorporated by reference.

10.5	Tranche C Term Loan Agreement dated as of February 6, 2004 between Lamar Media, the Subsidiary Guarantors a party thereto, the Tranche C Loan Lenders a party thereto and JPMorgan Chase Bank, as administrative agent. Previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 0-30242) filed on May 10, 2004, and incorporated by reference.

10.6	Joinder Agreement dated as of April 19, 2004 to Credit Agreement dated as of March 7, 2003 between Lamar Media and Lamar Canadian Outdoor Company, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-30242) filed on August 6, 2004, and incorporated herein by reference.

10.7*	1996 Equity Incentive Plan, as amended. Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-30242) filed on August 6, 2004, and incorporated herein by reference.

10.8	Tranche D Term Loan Agreement dated August 12, 2004 among Lamar Media, the Subsidiary Guarantors thereunder, the Lenders party thereto and JP Morgan Chase Bank, as Administrative Agent. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-30242) filed on November 15, 2004, and incorporated herein by reference.

10.9*	Form of Stock Option Agreement under the 1996 Equity Incentive Plan, as amended. Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-30242) filed on March 10, 2005, and incorporated herein by reference.

10.10	Joinder Agreement to Credit Agreement dated as of March 7, 2003 among Lamar Media, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, by certain of Lamar Media’s subsidiaries, dated as of January 19, 2005. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 0-30242) filed on May 6, 2005, and incorporated herein by reference.

10.11*	Lamar Advertising Company Non-Management Director Compensation Plan. Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 0-30242) filed on May 6, 2005, and incorporated herein by reference.

10.12	Credit Agreement dated as of September 30, 2005 between Lamar Media and JPMorgan Chase Bank, N.A., as Administrative Agent. Filed herewith.

10.13*	Lamar Deferred Compensation Plan, as adopted on December 8, 2005. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2005 and incorporated herein by reference.

10.14*	Form of Trust Agreement for the Lamar Deferred Compensation Plan. Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2005 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION
10.15	Series A Incremental Loan Agreement dated as of February 8, 2006 between Lamar Media, the Subsidiary Guarantors named therein, the Series A Incremental Lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent for the Company. Filed herewith.

10.16*	Form of Restricted Stock Agreement. Filed herewith.

11.1	Statement regarding computation of per share earnings. Filed herewith.

12.1	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12.2	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

14.1	Lamar Advertising Company Code of Business Conduct and Ethics. Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003 (File No. 0-30242) filed on March 10, 2004, and incorporated herein by reference.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of KPMG LLP. Filed herewith.

31.1	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Denotes management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.