Form 10-Q
period 2006-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2006-08-09
CIK 1090425, 899045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-30242
Lamar Advertising Company
Commission File Number 1-12407
Lamar Media Corp.
(Exact name of registrants as specified in their charters)

Delaware	72-1449411
Delaware	72-1205791
(State or other jurisdiction of incorporation or	(I.R.S Employer
organization)	Identification No.)
5551 Corporate Blvd., Baton Rouge, LA	70808
(Address of principle executive offices)	(Zip Code)
Registrants’ telephone number, including area code: (225) 926-1000
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether Lamar Media Corp. is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of August 4, 2006: 86,343,749
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of August 4, 2006: 15,647,865
The number of shares of Lamar Media Corp. common stock outstanding as of August 4, 2006: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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
Generally, the words anticipates, believes, expects, intends, estimates, projects, plans and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s and Lamar Media’s actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:
•	risks and uncertainties relating to the Company’s significant indebtedness;

•	the demand for outdoor advertising;

•	the performance of the U.S. economy generally and the level of expenditures on outdoor advertising particularly;

•	the Company’s ability to renew expiring contracts at favorable rates;

•	the integration of companies that the Company acquires and its ability to recognize cost savings or operating efficiencies as a result of these acquisitions;

•	the Company’s need for and ability to obtain additional funding for acquisitions or operations;

•	the market price of the Company’s Class A common stock;

•	the existence and nature of investment and digital deployment opportunities available to the Company from time to time; and

•	the regulation of the outdoor advertising industry by federal, state and local governments.
For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2005 of the Company and Lamar Media (the “2005 Combined Form 10-K”).
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

PART I — FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,446	$19,419
Receivables, net of allowance for doubtful accounts of $6,737 and $6,000 in 2006 and 2005, respectively	126,258	114,733
Prepaid expenses	54,250	35,763
Deferred income tax assets	45,126	7,128
Other current assets	17,016	10,232

Total current assets	248,096	187,275

Property, plant and equipment	2,303,986	2,191,443
Less accumulated depreciation and amortization	(960,029)	(902,138)

Net property, plant and equipment	1,343,957	1,289,305

Goodwill	1,323,745	1,295,050
Intangible assets	884,964	896,943
Deferred financing costs net of accumulated amortization of $24,778 and $22,350 in 2006 and 2005, respectively	24,183	26,549
Other assets	35,574	41,957

Total assets	$3,860,519	$3,737,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$16,132	$13,730
Current maturities of long-term debt	1,555	2,788
Accrued expenses	68,788	61,996
Deferred income	13,720	14,945

Total current liabilities	100,195	93,459

Long-term debt	1,795,970	1,573,538
Deferred income tax liabilities	151,436	107,696
Asset retirement obligation	138,635	135,538
Other liabilities	10,257	9,366

Total liabilities	2,196,493	1,919,597

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2006 and 2005	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2006 and 2005	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 91,194,915 and 90,409,282 shares issued and outstanding at 2006 and 2005, respectively	91	90
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,647,865 and 15,672,527 shares issued and outstanding at 2006 and 2005, respectively	16	16
Additional paid-in capital	2,226,415	2,196,691
Accumulated deficit	(334,063)	(353,793)
Cost of shares held in treasury, 4,445,500 and 544,770 shares in 2006 and 2005, respectively	(228,433)	(25,522)

Stockholders’ equity	1,664,026	1,817,482

Total liabilities and stockholders’ equity	$3,860,519	$3,737,079

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	$287,577	$264,743	$540,910	$497,572

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	96,415	86,744	191,624	171,220
General and administrative expenses (exclusive of depreciation and amortization)	47,425	43,569	95,236	86,324
Corporate expenses (exclusive of depreciation and amortization)	11,209	9,074	22,689	18,263
Depreciation and amortization	74,089	71,916	147,267	141,154
Gain on disposition of assets	(712)	(485)	(2,390)	(2,443)

	228,426	210,818	454,426	414,518

Operating income	59,151	53,925	86,484	83,054

Other expense (income)
Interest income	(378)	(263)	(605)	(715)
Interest expense	27,126	21,757	51,969	42,619

	26,748	21,494	51,364	41,904

Income before income tax expense	32,403	32,431	35,120	41,150
Income tax expense	14,031	13,687	15,208	17,371

Net income	18,372	18,744	19,912	23,779
Preferred stock dividends	91	91	182	182

Net income applicable to common stock	$18,281	$18,653	$19,730	$23,597

Earnings per share:
Basic earnings per share	$0.18	$0.18	$0.19	$0.22

Diluted earnings per share	$0.18	$0.18	$0.19	$0.22

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	103,277,889	105,565,241	104,138,905	105,410,772
Incremental common shares from dilutive stock options and warrants	1,070,189	465,930	962,251	473,301
Incremental common shares from convertible debt	—	—	—	—

Weighted average common shares diluted	104,348,078	106,031,171	105,101,156	105,884,073

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$19,912	$23,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,267	141,154
Non-cash equity based compensation	5,910	—
Amortization included in interest expense	2,428	2,665
Gain on disposition of assets	(2,390)	(2,443)
Deferred tax expense	5,743	14,846
Provision for doubtful accounts	2,488	3,358
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(12,600)	(24,115)
Prepaid expenses	(18,747)	(14,895)
Other assets	4,544	(2,393)
Increase (decrease) in:
Trade accounts payable	2,401	2,543
Accrued expenses	1,195	(10,477)
Other liabilities	(1,271)	(4,684)

Net cash provided by operating activities	156,880	129,338

Cash flows from investing activities:
Acquisitions	(105,958)	(70,892)
Capital expenditures	(113,753)	(51,026)
Proceeds from disposition of assets	2,824	1,579
Increase in notes receivable	(3,681)	(3,800)

Net cash used in investing activities	(220,568)	(124,139)

Cash flows from financing activities:
Cash used for purchase of treasury stock	(194,911)	—
Net proceeds from issuance of common stock	23,609	8,376
Increase in notes payable	223,050	—
Principal payments on long-term debt	(1,851)	(38,505)
Dividends	(182)	(182)

Net cash provided by (used in) financing activities	49,715	(30,311)

Net decrease in cash and cash equivalents	(13,973)	(25,112)
Cash and cash equivalents at beginning of period	19,419	44,201

Cash and cash equivalents at end of period	$5,446	$19,089

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,152	$39,586

Cash paid for foreign, state and federal income taxes	$7,260	$1,716

Common stock issuance related to acquisitions	$—	$43,314

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2005 Combined Form 10-K.
Stock Based Compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 1996 Equity Incentive Plan (1996 Plan) at December 31, 2005 and issuances under our Employee Stock Purchase Plan (ESPP) outstanding based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized during the six months ended June 30, 2006 is $5,910 which consists of $3,449 resulting from the Company’s adoption of SFAS 123(R) and $2,461 related to stock grants, which may be made under the Company’s performance-based stock incentive program. See Note 2 for information on the assumptions we used to calculate the fair value of stock-based compensation.
Prior to January 1, 2006, we accounted for these stock-based compensation plans in accordance with APB No. 25 and related interpretations. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of our Class A common stock on the grant date. Compensation expense was not recognized under our ESPP as the purchase price of the stock issued thereunder was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period under the plan. Prior to our adoption of SFAS 123(R), as required under the disclosure provisions of SFAS 123, as amended, we provided pro forma net income (loss) and earnings (loss) per common share for each period as if we had applied the fair value method to measure stock-based compensation expense.
The table below summarizes the impact on our results of operations for the six months ended June 30, 2006 of outstanding stock options and stock grants and stock grants under our 1996 Plan and issuances under our ESPP recognized under the provisions of SFAS 123(R):

Six Months
Ended
June 30, 2006
Stock-based compensation expense:
Issuances under employee stock purchase plan	$409
Employee stock options	3,040
Reserved for performance-based stock awards	2,461
Income tax benefit	(1,065)

Net decrease in net income	$4,845

Decrease in earnings per common share:
Basic	$0.05
Diluted	$0.05

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
The following table illustrates the effect on net income and earnings per common share for the three months ended and six months ended June 30, 2005 as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

	Three months ended	Six months ended
	June 30,	June 30,
	2005	2005
Net income applicable to common stock, as reported	$18,653	$23,597
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,268)	(2,767)

Pro forma net income applicable to common stock	17,385	20,830

Net income per common share – basic and diluted
Net income, as reported	$0.18	$0.22
Net income, pro forma	$0.16	$0.20
2. Stock-Based Compensation
Equity Incentive Plan. Lamar’s 1996 Equity Incentive Plan has reserved 10 million shares of common stock for issuance to directors and employees, including options granted and common stock reserved for issuance under its performance-based incentive program. Options granted under the plan expire ten years from the grant date with vesting terms ranging from three to five years which primarily includes 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our common stock as reported on the NASDAQ Global Select Market.
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under SFAS 123(R), which is the same valuation technique we previously used for pro forma disclosures under SFAS 123. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option exercise activity existed among vesting schedules. Therefore, for all stock options granted after January 1, 2006, we have categorized these awards into two groups of vesting 1) 5-year cliff vest and 2) 4-year graded vest, for valuation purposes. We have determined there were no meaningful differences in employee activity under our ESPP due to the nature of the plan.
We estimate the expected term of options granted using an implied life derived from the results of a hypothetical mid-point settlement scenario, which incorporates our historical exercise, expiration and post-vesting employment termination patterns, while accommodating for partial life cycle effects. We believe these estimates will approximate future behavior.
We estimate the expected volatility of our Class A common stock at the grant date using a blend of 75% historical volatility of our Class A common stock and 25% implied volatility of publicly traded options with maturities greater than six months on our Class A common stock as of the option grant date. Our decision to use a blend of historical and implied volatility that was based upon the volume of actively traded options on our common stock and our belief that historical volatility alone may not be completely representative of future stock price trends.
Our risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. We have never paid any cash dividends on our Class A common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Therefore, we assumed an expected dividend yield of zero.
Additionally, SFAS 123(R) requires us to estimate option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
The following table shows our assumptions used to compute the stock-based compensation expense and pro forma information for stock option grants issued during the six months ended June 30, 2006.

Expected term (years)
5 Year cliff vest	7.3
4 Year graded vest	5.05
Volatility	29.9%
Risk-free interest rate	4.9%
Dividend yield	0%
     (1) Option class established upon adoption of SFAS 123(R) at January 1, 2006.
The weighted average grant date fair value of options granted during the six months ended June 30, 2006 was $22.28 per option. Unrecognized stock-based compensation expense was approximately $13,865 as of June 30, 2006, relating to a total of 998,200 unvested stock options under our 1996 Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately four years. The total fair value of options vested during the second quarter of 2006 was approximately $6,472.
Options issued under our 1996 Plan had vesting terms ranging from three to five years. All options issued under the 1996 Plan expire ten years from the date of grant. The following is a summary of stock option activity for the six months ended June 30, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (Years)	(000’s)
Outstanding at January 1, 2006	3,937,782	$34.72
Granted	58,500	50.52
Exercised	(715,806)	30.79
Forfeited	(19,000)	41.13

Outstanding at June 30, 2006	3,261,476	35.83	5.51	$59,463

Exercisable at June 30, 2006	2,263,276	34.66	4.59	$44,100
As of June 30, 2006, we had 1,745,713 shares available for future grants. The following is a summary of non-vested stock options at June 30, 2006 and changes during the period:

		Weighted
		Average
		Grant
		Date Fair
		Value
	Shares	Per Share
Non-vested as of January 1, 2006	1,289,966	$19.84
Vested	(331,266)	19.36
Granted	58,500	22.28
Forfeited	(19,000)	22.58

Non-vested as of June 30, 2006	998,200	$20.06

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
The total intrinsic value, determined as of the date of exercise, of options exercised in the six months ended June 30, 2006 and 2005 were $15,114 and $3,239, respectively. We received $22,039 in cash from option exercises for the six months ended June 30, 2006.
Stock Purchase Plan. Lamar’s 2000 Employee Stock Purchase Plan has reserved 924,000 shares of common stock for issuance to employees. The following is a summary of ESPP share activity for the six months ended June 30, 2006:

Shares
Available for future purchases, January 1, 2006	548,560
Purchases	(45,164)

Available for future purchases, June 30, 2006	503,396

Performance-based compensation. During 2006 unrestricted shares of our Class A common stock will be awarded to key officers and employees under our 1996 plan, with the number of shares to be issued dependent on the achievement of certain performance measures that will be determined based on the Company’s financial performance at year end. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. The Company has not awarded any performance shares in the six months ended June 30, 2006. Based on the Company’s performance measures achieved through June 30, 2006, the Company has accrued $2,461 as compensation expense related to these agreements.
3. Acquisitions
During the six months ended June 30, 2006, the Company completed several acquisitions of outdoor advertising assets for a total cash purchase price of approximately $105,958.
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

Total
Current assets	$3,568
Property, plant and equipment	21,999
Goodwill	28,695
Site locations	39,356
Non-competition agreements	279
Customer lists and contracts	11,951
Other assets	110

$105,958

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
3. Acquisitions (cont’d)
Summarized below are certain unaudited pro forma statements of operations data for the six months ended June 30, 2006 and June 30, 2005 as if each of the above acquisitions and the acquisitions occurring in 2005, which were fully described in the 2005 Combined Form 10-K, had been consummated as of January 1, 2005. This pro forma information does not purport to represent what the Company’s results of operations actually would have been had such transactions occurred on the date specified or to project the Company’s results of operations for any future periods.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Pro forma net revenues	$288,237	$269,968	$544,099	$509,903

Pro forma net income applicable to common stock	$17,975	$18,162	$19,188	$22,400

Pro forma net income per common share — basic	$0.17	$0.17	$0.18	$0.21

Pro forma net income per common share — diluted	$0.17	$0.17	$0.18	$0.21

4. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amount of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Direct advertising expenses	$70,142	$68,739	$140,147	$134,912
General and administrative expenses	1,686	1,924	3,300	3,547
Corporate expenses	2,261	1,253	3,820	2,695

	$74,089	$71,916	$147,267	$141,154

5. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at June 30, 2006 and December 31, 2005.

		June 30, 2006		December 31, 2005
	Estimated
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Customer lists and contracts	7 — 10	$437,690	$365,003	$425,739	$344,125
Non-competition agreements	3 — 15	59,897	54,469	59,618	53,437
Site locations	15	1,234,937	432,507	1,195,581	391,926
Other	5 — 15	13,600	9,181	13,600	8,107

		1,746,124	861,160	1,694,538	797,595
Unamortizable Intangible Assets:
Goodwill		$1,577,380	$253,635	$1,548,685	$253,635

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
5. Goodwill and Other Intangible Assets (continued)
The changes in the gross carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

Balance as of December 31, 2005	$1,548,685
Goodwill acquired during the six months ended June 30, 2006	28,695

Balance as of June 30, 2006	$1,577,380

6. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2005	$135,538
Additions to asset retirement obligations	557
Accretion expense	4,428
Liabilities settled	(1,888)

Balance at June 30, 2006	$138,635

7. Long Term Debt
On February 8, 2006, Lamar Media and one of its subsidiaries entered into a Series A Incremental Loan Agreement and obtained commitments from their lenders for a term loan of $37,000, which was funded on February 27, 2006. The available uncommitted incremental loan facility was thereby reduced to $463,000.
8. Summarized Financial Information of Subsidiaries
Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the “Guarantors”) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiaries that are not a guarantor are minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indentures relating to Lamar Media’s outstanding notes. As of June 30, 2006 and December 31, 2005, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $525,018 and $675,264, respectively.
9. Earnings Per Share
Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Effective January 1, 2006, diluted earnings per share are computed in accordance with SFAS 123( R) which reflects the potential dilution that could occur if the Company’s options and warrants were converted to common stock. The number of dilutive shares resulting from this calculation is 1,070,189 and 465,930 for the three months ended June 30, 2006 and 2005, respectively and 962,251 and 473,301 for the six months ended June 30, 2006 and 2005, respectively. Diluted earnings per share should also reflect the potential dilution that could occur if the Company’s convertible debt was converted to common stock. The number of potentially dilutive shares related to the Company’s convertible debt excluded from the calculation because of their antidilutive effect is 5,581,755 for the three months ended June 30, 2006 and June 30, 2005 and for the six months ended June 30, 2006 and June 30, 2005.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,446	$19,419
Receivables, net of allowance for doubtful accounts of $6,737 and $6,000 in 2006 and 2005, respectively	126,258	114,733
Prepaid expenses	54,250	35,763
Deferred income tax assets	13,224	7,128
Other current assets	16,810	10,189

Total current assets	215,988	187,232

Property, plant and equipment	2,303,986	2,191,443
Less accumulated depreciation and amortization	(960,029)	(902,138)

Net property, plant and equipment	1,343,957	1,289,305

Goodwill	1,314,039	1,285,807
Intangible assets	884,366	896,328
Deferred financing costs, net of accumulated amortization of $14,186 and $7,923 in 2006 and 2005, respectively	17,586	17,977
Other assets	33,330	36,251

Total assets	$3,809,266	$3,712,900

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$16,132	$13,730
Current maturities of long-term debt	1,555	2,788
Accrued expenses	59,137	52,659
Deferred income	13,720	14,945

Total current liabilities	90,544	84,122

Long-term debt	1,795,970	1,573,538
Deferred income tax liabilities	150,644	138,642
Asset retirement obligation	138,635	135,538
Other liabilities	47,208	11,344

Total liabilities	2,223,001	1,943,184

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2006 and 2005	—	—
Additional paid-in-capital	2,389,182	2,390,458
Accumulated deficit	(802,917)	(620,742)

Stockholder’s equity	1,586,265	1,769,716

Total liabilities and stockholder’s equity	$3,809,266	$3,712,900

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	$287,577	$264,743	$540,910	$497,572

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	96,415	86,744	191,624	171,220
General and administrative expenses (exclusive of depreciation and amortization)	47,425	43,569	95,236	86,324
Corporate expenses (exclusive of depreciation and amortization)	11,086	8,958	22,436	18,031
Depreciation and amortization	74,089	71,916	147,267	141,154
Gain on disposition of assets	(712)	(485)	(2,390)	(2,443)

	228,303	210,702	454,173	414,286

Operating income	59,274	54,041	86,737	83,286

Other expense (income)
Interest income	(378)	(263)	(605)	(715)
Interest expense	26,611	18,966	50,938	37,039

	26,233	18,703	50,333	36,324

Income before income tax expense	33,041	35,338	36,404	46,962
Income tax expense	14,210	14,604	15,668	19,385

Net income	$18,831	$20,734	$20,736	$27,577

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$20,736	$27,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,267	141,154
Non-cash equity based compensation	5,910	—
Amortization included in interest expense	1,396	1,219
Gain on disposition of assets	(2,390)	(2,443)
Deferred tax expense	5,906	16,859
Provision for doubtful accounts	2,488	3,358
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(12,600)	(24,115)
Prepaid expenses	(18,747)	(14,895)
Other assets	1,246	1,040
Increase (decrease) in:
Trade accounts payable	2,401	2,543
Accrued expenses	883	(10,522)
Other liabilities	26,308	(4,684)

Net cash provided by operating activities	180,804	137,091

Cash flows from investing activities:
Acquisitions	(105,958)	(70,892)
Capital expenditures	(114,250)	(50,585)
Proceeds from disposition of assets	2,824	1,579
Increase in notes receivable	(3,681)	(3,800)

Net cash used in investing activities	(221,065)	(123,698)

Cash flows from financing activities:
Principal payments on long-term debt	(1,851)	(38,505)
Increase in notes payable	223,050	—
Dividend to parent	(194,911)	—

Net cash provided by (used in) financing activities	26,288	(38,505)

Net decrease in cash and cash equivalents	(13,973)	(25,112)
Cash and cash equivalents at beginning of period	19,419	44,201

Cash and cash equivalents at end of period	$5,446	$19,089

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,152	$35,453

Cash paid for foreign, state and federal income taxes	$7,260	$1,716

Parent company stock issued related to acquisitions	$—	$43,314

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2005 Combined Form 10-K.
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7 and 8 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp., as it is a wholly owned subsidiary of Lamar Advertising Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward–Looking Statements” and in Item 1A to the 2005 Combined Form 10-K. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the six months and three months ended June 30, 2006 and 2005. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
OVERVIEW
The Company’s net revenues, which represent gross revenues less commissions paid to advertising agencies that contract for the use of advertising displays on behalf of advertisers, are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company. The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions which affect the rates the Company is able to charge for advertising on its displays and its ability to maximize occupancy on its displays.
Since December 31, 2001, the Company has increased the number of outdoor advertising displays it operates by approximately 5% by completing strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $811.8 million, which included the issuance of 4,050,958 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $152.5 million and warrants valued at the time of issuance of approximately $2 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its bank credit agreement and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performances of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. The Company expects to continue to pursue acquisitions that complement the Company’s business.
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with new billboard displays, replacement of damaged billboard displays, logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the six months ended June 30, 2006 and 2005:

	Three months ended		Six months ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2006	2005	2006	2005
Total capital expenditures:
Billboard — traditional	$26,900	$22,548	$44,161	$34,587
Billboard – digital	19,024	65	37,051	369
Logos	2,348	1,422	3,953	2,807
Transit	139	324	353	462
Land and buildings	4,286	2,760	11,559	7,330
Operating equipment	14,498	3,410	16,676	5,471

Total capital expenditures	$67,195	$30,529	$113,753	$51,026

RESULTS OF OPERATIONS
Six Months ended June 30, 2006 compared to Six Months ended June 30, 2005
Net revenues increased $43.3 million or 8.7% to $540.9 million for the six months ended June 30, 2006 from $497.6 million for the same period in 2005. This increase was attributable primarily to an increase in billboard net revenues of $38.9 million or 8.6% over the prior period and $4.3 million increase in transit revenue over the prior period, which represents an increase of 17.4% due to both the acquisition of Obie Media Corporation (“Obie”) and internal growth within the Company’s transit program, while there was no change in logo sign revenue.
The increase in billboard net revenue of $38.9 million was generated by acquisition activity of approximately $9.3 million and internal growth of approximately $29.6 million, logo sign revenue of $1.3 million was generated by internal growth across various markets within the logo sign programs but was offset by the loss of $1.3 million of revenue due to the expiration of the Company’s South Carolina logo contract which was re-instated May 30, 2006. The increase in transit revenue of approximately $4.3 million was due to internal growth of approximately $2.9 million and acquisition activity of $1.4 million.
Net revenues for the six months ended June 30, 2006, as compared to acquisition-adjusted net revenue for the six months ended June 30, 2005, increased $33.7 million or 6.7% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $33.7 million or 12.2% to $309.5 million for the six months ended June 30, 2006 from $275.8 million for the same period in 2005. There was a $29.3 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $4.4 million increase in corporate expenses. The increase in corporate expenses is primarily related to additional expenses related to the Company’s adoption of SFAS 123(R).
Depreciation and amortization expense increased $6.1 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.
Due to the above factors, operating income increased $3.4 million to $86.5 million for six months ended June 30, 2006 compared to $83.1 million for the same period in 2005.
Interest expense increased $9.4 million from $42.6 million for the six months ended June 30, 2005 to $52.0 million for the six months ended June 30, 2006 due to an increase in interest rates.
The increase in operating income offset by the increase in interest expense described above resulted in a $6.0 million decrease in income before income taxes. This decrease in income resulted in a decrease in the income tax expense of $2.2 million for the six months ended June 30, 2006 over the same period in 2005. The effective tax rate for the six months ended June 30, 2006 was 43.3%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
As a result of the above factors, the Company recognized net income for the six months ended June 30, 2006 of $19.9 million, as compared to net income of $23.8 million for the same period in 2005.
Three Months ended June 30, 2006 compared to Three Months ended June 30, 2005
Net revenues increased $22.8 million or 8.6% to $287.6 million for the three months ended June 30, 2006 from $264.7 million for the same period in 2005. This increase was attributable primarily to an increase in billboard net revenues of $21.5 million or 9.0% over the prior period, and a $1.5 million increase in transit revenue over the prior period, which represents an increase of 10.6% due to internal growth within the Company’s transit program, while there was relatively no change in logo sign revenue over the prior period.
The increase in billboard net revenue of $21.5 million was generated by acquisition activity of approximately $5.0 million and internal growth of approximately $16.5 million, logo sign revenue of $0.5 million was generated by internal growth across various markets within the logo sign programs but was offset by the loss of $0.7 million of revenue due to the expiration of the Company’s South Carolina logo contract which was re-instated May 30, 2006. The increase in transit revenue of approximately $1.5 million was due to internal growth.
Net revenues for the three months ended June 30, 2006, as compared to acquisition-adjusted net revenue for the three months ended June 30, 2005, increased $18.4 million or 6.8% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased 15.6 million or 11.2% to $155.0 million for the three months ended June 30, 2006 from $139.4 million for the same period in 2005. There was a $13.5 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $2.1 million increase in corporate expenses. The increase in corporate expenses is primarily related to additional expenses related to the Company’s adoption of SFAS 123(R).
Depreciation and amortization expense increased $2.2 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.
Due to the above factors, operating income increased $5.3 million to $59.2 million for three months ended June 30, 2006 compared to $53.9 million for the same period in 2005.

Interest expense increased $5.3 million from $21.8 million for the three months ended June 30, 2005 to $27.1 million for the three months ended June 30, 2006 due to an increase in interest rates and an increase in total indebtedness.
The increase in operating income was offset by the increase in interest expense described above resulting in no change in income before income taxes. The effective tax rate for the three months ended June 30, 2006 was 43.3%, which resulted in a $0.3 million increase in income tax expense over the same period in 2005.
As a result of the above factors, the Company recognized net income for the three months ended June 30, 2006 of $18.4 million, as compared to net income of $18.7 million for the same period in 2005.
Reconciliations:
Because acquisitions occurring after December 31, 2004 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2005 acquisition-adjusted net revenue, which adjusts our 2005 net revenue for the three and six months ended June 30, 2005 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three and six months ended June 30, 2006. We provide this information as a supplement to net revenues to enable investors to compare periods in 2006 and 2005 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets. Revenues from the Obie markets, which were acquired on January 18, 2005 and have been excluded from our calculations of acquisition-adjusted net revenue in the reporting periods since that acquisition are included in all periods presented.
Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2005 that corresponds with the actual period we have owned the assets in 2006 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2005 reported net revenue to 2005 acquisition-adjusted net revenue for each of the three and six month periods ended June 30, as well as a comparison of 2005 acquisition-adjusted net revenue to 2006 net revenue for each of the three and six month periods ended June 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(in thousands)	(in thousands)
Reported net revenue	$264,743	$497,572
Acquisition net revenue	4,429	9,592

Acquisition-adjusted net revenue	$269,172	$507,164

Comparison of 2006 Net Revenue to 2005 Acquisition-Adjusted Net Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Reported net revenue	$287,577	$264,743	$540,910	$497,572
Acquisition net revenue	—	4,429	—	9,592

Adjusted totals	$287,577	$269,172	$540,910	$507,164

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
Sources of Cash
Total Liquidity at June 30, 2006. As of June 30, 2006 we had approximately $112.1 million of total liquidity, which is comprised of approximately $5.4 million in cash and cash equivalents and the ability to draw approximately $106.7 million under our revolving bank credit facility.
Cash Generated by Operations. For the six months ended June 30, 2006 and 2005 our cash provided by operating activities was $156.9 million and $129.3 million, respectively. While our net income was approximately $19.9 million for the six months ended June 30, 2006, we generated cash from operating activities of $156.9 million during that same period, primarily due to non-cash adjustments needed to reconcile net income to cash provided by operating activities of $161.4, which primarily consisted of depreciation and amortization of $147.3 million. This was offset by an increase in working capital of $24.4 million. We expect to generate cash flows from operations during 2006 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use the excess cash generated principally for acquisitions. See “— Cash Flows” for more information.
Credit Facilities. As of June 30, 2006, Lamar Media had approximately $106.7 million of unused capacity under the revolving credit facility included in its bank credit facility. The bank credit facility is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $500.0 million. On February 8, 2006, Lamar Media and one of its subsidiaries entered into a Series A Incremental Loan Agreement and obtained commitments from their lenders for a term loan of $37.0 million that was funded on February 27, 2006. The available uncommitted incremental loan facility was thereby reduced to $463.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion.
Factors Affecting Sources of Liquidity
Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.
Restrictions Under Credit Facilities and Other Debt Securities. Currently Lamar Media has outstanding approximately $385.0 million 7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003 and $400.0 million 6 5/8% Senior Subordinated Notes due 2015 issued in August 2005. The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur indebtedness other than:
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
Lamar Media is required to comply with certain covenants and restrictions under its bank credit agreement. If Lamar Media fails to comply with these tests, its obligations under the bank credit agreement may be accelerated. At June 30, 2006 and currently, Lamar Media is in compliance with all such tests.
Lamar Media cannot exceed the following financial ratios under its bank credit facility:
•	a total debt ratio, defined as total consolidated debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 6.00 to 1 through September 30, 2007 and 5.75 to 1 from October 1, 2007 and after; and

•	a senior debt ratio, defined as total consolidated senior debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 3.25 to 1.

In addition, the bank credit facility requires that Lamar Media must maintain the following financial ratios:
•	an interest coverage ratio, defined as EBITDA, as defined below, for the most recent four fiscal quarters to total consolidated accrued interest expense for that period, of greater than 2.25 to 1; and

•	a fixed charges coverage ratio, defined as EBITDA, as defined below, for the most recent four fiscal quarters to the sum of (1) the total payments of principal and interest on debt for such period, plus (2) capital expenditures made during such period, plus (3) income and franchise tax payments made during such period, plus (4) dividends, of greater than 1.05 to 1.
As defined under Lamar Media’s bank credit facility, EBITDA is, for any period, operating income for Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, interest in respect of mirror loan indebtedness, depreciation, amortization and any other non-cash income or charges accrued for such period and (except to the extent received or paid in cash by Lamar Media or any of its restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. Any restricted payment made by Lamar Media or any of its restricted subsidiaries to the Company during any period to enable the Company to pay certain qualified expenses on behalf of Lamar Media and its subsidiaries shall be treated as operating expenses of Lamar Media for the purposes of calculating EBITDA for such period. EBITDA under the bank credit agreement is also adjusted to reflect certain acquisitions or dispositions as if such acquisitions or dispositions were made on the first day of such period if and to the extent such operating expenses would be deducted in the calculation of EBTIDA if funded directly by Lamar Media or any restricted subsidiary.
The Company believes that its current level of cash on hand, availability under its bank credit agreement and future cash flows from operations are sufficient to meet its operating needs through the year 2006. All debt obligations are reflected on the Company’s balance sheet.
Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $113.8 million for the six months ended June 30, 2006. For a breakdown of the Company’s capital expenditures by category see “— Overview.”
Acquisitions. During the six months ended June 30, 2006, the Company financed its acquisition activity of approximately $106.0 million with borrowings under Lamar Media’s revolving credit facility and cash on hand. In 2006, we expect to spend between $150 million and $175 million on acquisitions, which we may finance through borrowings, cash on hand, the issuance of Class A common stock, or some combination of the foregoing, depending on market conditions. We plan on continuing to invest in both capital expenditures and acquisitions that can provide high returns in light of existing market conditions.
Debt Service and Contractual Obligations. As of June 30, 2006, we had outstanding debt of approximately $1.8 billion. For the year ending December 31, 2006 we are obligated to make a total of approximately $98 million in interest and principal payments on outstanding debt. Lamar Media had principal reduction obligations and revolver commitment reductions under its bank credit agreement prior to its replacement on September 30, 2005 that are detailed in Note 8 to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2005.
Stock Repurchase Program. In November 2005, the Company announced that its Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock from time to time over a period not to exceed 18 months. The share repurchases were made on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased were determined by the Company’s management based on its evaluation of market conditions and other factors. The Company funded the repurchase program using working capital, and availability under its revolving credit facility. As of June 30, 2006, the Company has purchased approximately 4.4 million shares for an aggregate purchase price of approximately $ 228.4 million. The repurchase plan was subsequently completed in July 2006.
Cash Flows
The Company’s cash flows provided by operating activities increased by $27.5 million for the six months ended June 30, 2006 due primarily to increases in changes in operating assets and liabilities of $29.5 million, which primarily consists of a decrease in the change in receivables over the prior period of $11.5 million due to higher cash collections over the prior period and an increase in accrued expenses of $11.7 million over the prior period.
Cash flows used in investing activities increased $96.5 million from $124.1 million for the six months ended June 30, 2005 to $220.6 million for the six months ended June 30, 2006, primarily due to an increase in capital expenditures of $62.7 million and an increase in acquisitions of $35.1 million.
Cash flows provided by financing activities was $49.7 million for the six months ended June 30, 2006 primarily due to $223.1 million in net borrowings under credit agreements, offset by $194.9 million in cash used for purchase of shares of the Company’s Class A common stock.

Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the six months and three months ended June 30, 2006 and 2005. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.
Six Months ended June 30, 2006 compared to Six Months ended June 30, 2005
Net revenues increased $43.3 million or 8.7% to $540.9 million for the six months ended June 30, 2006 from $497.6 million for the same period in 2005. This increase was attributable primarily to an increase in billboard net revenues of $38.9 million or 8.7% over the prior period and $4.3 million increase in transit revenue over the prior period, which represents an increase of 17.4% due to both the acquisition of Obie Media Corporation (“Obie”) and internal growth within the Company’s transit program, while there was relatively no change in logo sign revenue.
The increase in billboard net revenue of $38.9 million was generated by acquisition activity of approximately $9.3 million and internal growth of approximately $29.6 million, logo sign revenue of $1.3 million was generated by internal growth across various markets within the logo sign programs but was offset by the loss of $1.3 million of revenue due to the expiration of the Company’s South Carolina logo contract which was re-instated May 30, 2006. The increase in transit revenue of approximately $4.3 million was due to internal growth of approximately $2.9 million and acquisition activity of $1.4 million.
Net revenues for the six months ended June 30, 2006, as compared to acquisition-adjusted net revenue for the six months ended June 30, 2005, increased $33.7 million or 6.7% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $33.7 million or 12.2% to $309.3 million for the six months ended June 30, 2006 from $275.6 million for the same period in 2005. There was a $29.3 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $4.4 million increase in corporate expenses. The increase in corporate expenses is primarily related to additional expenses related to the Company’s adoption of SFAS 123(R).
Depreciation and amortization expense increased $6.1 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.
Due to the above factors, operating income increased $3.4 million to $86.7 million for six months ended June 30, 2006 compared to $83.3 million for the same period in 2005.
Interest expense increased $13.9 million from $37.0 million for the six months ended June 30, 2005 to $50.9 million for the six months ended June 30, 2006 due to an increase in interest rates and an increase in total indebtedness.
The increase in operating income offset by the increase in interest expense described above resulted in a $10.6 million decrease in income before income taxes. This decrease in income resulted in a decrease in the income tax expense of $3.7 million for the six months ended June 30, 2006 over the same period in 2005. The effective tax rate for the six months ended June 30, 2006 was 43.0%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
As a result of the above factors, the Company recognized net income for the six months ended June 30, 2006 of $20.7 million, as compared to net income of $27.6 million for the same period in 2005.
Three Months ended June 30, 2006 compared to Three Months ended June 30, 2005
Net revenues increased $22.8 million or 8.6% to $287.6 million for the three months ended June 30, 2006 from $264.7 million for the same period in 2005. This increase was attributable primarily to an increase in billboard net revenues of $21.5 million or 9.0% over the prior period, and a $1.5 million increase in transit revenue over the prior period, which represents an increase of 10.6% due to internal growth within the Company’s transit program, while there was relatively no change in logo sign revenue over the prior period.
The increase in billboard net revenue of $21.5 million was generated by acquisition activity of approximately $5.0 million and internal growth of approximately $16.5 million, logo sign revenue of $0.5 million was generated by internal growth across various markets within the logo sign programs but was offset by the loss of $0.7 million of revenue due to the expiration of the Company’s South Carolina logo contract which was re-instated May 30, 2006. The increase in transit revenue of approximately $1.5 million was due to internal growth.
Net revenues for the three months ended June 30, 2006, as compared to acquisition-adjusted net revenue for the three months ended June 30, 2005, increased $18.4 million or 6.8% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased 15.6 million or 11.2% to $154.9 million for the three months ended June 30, 2006 from $139.3 million for the same period in 2005. There was a $9.1 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $2.1 million increase in corporate expenses. The increase in corporate expenses is primarily related to additional expenses related to the Company’s adoption of SFAS 123(R).
Depreciation and amortization expense increased $2.2 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

Due to the above factors, operating income increased $5.3 million to $59.3 million for three months ended June 30, 2006 compared to $54.0 million for the same period in 2005.
Interest expense increased $7.6 million from $19.0 million for the three months ended June 30, 2005 to $26.6 million for the three months ended June 30, 2006 due to an increase in interest rates.
The increase in operating income offset by the increase in interest expense described above resulted in a $2.3 million decrease in income before income taxes. This decrease in income resulted in a decrease in the income tax expense of $0.4 million for the three months ended June 30, 2006 over the same period in 2005. The effective tax rate for the three months ended June 30, 2006 was 43.0%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
As a result of the above factors, the Company recognized net income for the three months ended June 30, 2006 of $18.8 million, as compared to net income of $20.7 million for the same period in 2005.
Reconciliations:
Because acquisitions occurring after December 31, 2004 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2005 acquisition-adjusted net revenue, which adjusts our 2005 net revenue for the three and six months ended June 30, 2005 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three and six months ended June 30, 2006. We provide this information as a supplement to net revenues to enable investors to compare periods in 2006 and 2005 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets. Revenues from the Obie markets, which were acquired on January 18, 2005 and have been excluded from our calculations of acquisition-adjusted net revenue in the reporting periods since that acquisition are included in all periods presented.
Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2005 that corresponds with the actual period we have owned the assets in 2006 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.
Reconciliations of 2005 reported net revenue to 2005 acquisition-adjusted net revenue for each of the three and six month periods ended June 30, as well as a comparison of 2005 acquisition-adjusted net revenue to 2006 net revenue for each of the three and six month periods ended June 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(in thousands)	(in thousands)
Reported net revenue	$264,743	$497,572
Acquisition net revenue	4,429	9,592

Acquisition-adjusted net revenue	$269,172	$507,164

Comparison of 2006 Net Revenue to 2005 Acquisition-Adjusted Net Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Reported net revenue	$287,577	$264,743	$540,910	$497,572
Acquisition net revenue	—	4,429	—	9,592

Adjusted totals	$287,577	$269,172	$540,910	$507,164

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2006, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2005.
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
At June 30, 2006, there was approximately $718 million of aggregate indebtedness outstanding under the bank credit agreement, or approximately 40.0% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2006 with respect to borrowings under the bank credit agreement was $18.1 million, and the weighted average interest rate applicable to borrowings under this credit facility during the six months ended June 30, 2006 was 5.8%. Assuming that the weighted average interest rate was 200-basis points higher (that is 7.8% rather than 5.8%), then the Company’s six months ended June 30, 2006 interest expense would have been approximately $6.1 million higher resulting in a $3.5 million decrease in the Company’s six months ended June 30, 2006 net income.
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

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
The following table describes the Company’s repurchases of its registered Class A Common Stock during the quarter ended June 30, 2006, all of which occurred pursuant to the stock repurchase program described above:

				Approximate
			Total No.	Dollar Value of
			of Shares Purchased	Shares that May
	Total No.	Avg. Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly Announced	Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
April 1 through April 30, 2006 (1)	569,941	$53.75	569,941	$79,629,158

May 1 through May 31, 2006 (1)	257,639	$54.82	257,639	$65,504,388

June 1 through June 30, 2006	831,585	$52.84	831,585	$21,566,999

(1)	On March 30, 2006, the Company entered into a written repurchase plan with its broker under Rule 10b5-1 of the Exchange Act. This plan allowed the Company to repurchase shares (as set forth in the plan) under the repurchase program during the Company’s self-imposed blackout period.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company held its annual meeting of stockholders on Thursday, May 25, 2006. At the annual meeting, the stockholders re-elected Kevin P. Reilly, Jr., Wendell Reilly, Anna Reilly, Stephen P. Mumblow, John Maxwell Hamilton, Thomas Reifenheiser and Robert Jelenic as directors of the Company, each to hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified. The stockholders also approved amendments to the Company’s 1996 Equity Incentive Plan to accomplish the following:
•	to specify the manner in which performance-based compensation can be granted;

•	to provide for the issuance of performance-based cash bonuses of up to $10 million in the aggregate, with a $2 million maximum cash award issuable to any one individual in any calendar year;

•	to raise the limit on certain stock grants to any individual in any calendar year from 300,000 shares to 350,000 shares; and

•	to extend the Company’s ability to issue incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.
The results of voting at the Company’s annual meeting of stockholders are as follows:
Proposal 1: Election of Directors

Nominee	VOTES FOR	VOTES WITHHELD
Kevin P. Reilly, Jr.	236,995,805	790,073
Wendell Reilly	236,979,169	806,709
Anna Reilly	236,979,069	806,809
Stephen P. Mumblow	232,636,971	5,148,907
John Maxwell Hamilton	237,418,316	367,562
Thomas V. Reifenheiser	236,838,409	947,469
Robert M. Jelenic	236,834,709	951,169

Proposal 2: Amendment of the Company’s 1996 Equity Incentive Plan

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED	BROKER NON-VOTES
190,358,117	36,543,240	9,679	10,874,842
ITEM 6. EXHIBITS
The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY
DATED: August 8, 2006	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.
DATED: August 8, 2006	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on February 22, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Registration Statement on Form S-1/A (File No. 333-05479) filed on July 31, 1996, and incorporated herein by reference.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to Lamar Media’s Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 1-12407) filed on March 30, 1998, and incorporated herein by reference.

3.4	Amendment to Amended and Restated Certificate of Incorporation of Lamar Media, as set forth in the Agreement and Plan of Merger dated as of July 20, 1999 among Lamar Media, Lamar New Holding Co., and Lamar Holdings Merge Co. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

3.5	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999, and incorporated herein by reference.

3.6	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

12.1	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12.2	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.