Form 10-K
period 2006-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2007-03-01
CIK 1090425, 899045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-30242
Lamar Advertising Company
Commission File Number 1-12407
Lamar Media Corp.
(Exact names of registrants as specified in their charters)

Delaware Delaware (State or other jurisdiction of incorporation or organization 5551 Corporate Blvd., Baton Rouge, LA (Address of principal executive offices)	72-1449411 72-1205791 I.R.S. Employer Identification No.) 70808 (Zip Code)
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
Yes ☑      No ☐
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
Yes ☐       No ☑
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Lamar Advertising Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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
As of June 30, 2006, the aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $4,934,523,397 based on $53.86 per share as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
As of June 30, 2006, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2007

Lamar Advertising Company Class A common stock, $0.001 par value per share	84,337,579 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	15,397,865 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2007	Part III
(Proxy Statement)
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
Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:
•	national and local economic conditions that may affect the markets in which the Company operates;

•	the levels of expenditures on advertising in general and outdoor advertising in particular;

•	increased competition within the outdoor advertising industry;

•	the regulation of the outdoor advertising industry;

•	the Company’s need for, and ability to obtain, additional funding for acquisitions and operations;

•	risks and uncertainties relating to the Company’s significant indebtedness;

•	the Company’s ability to renew expiring contracts at favorable rates;

•	the integration of businesses that the Company acquires and its ability to recognize cost savings and operating efficiencies as a result of these acquisitions;

•	the Company’s ability to successfully implement its digital deployment strategy; and

•	changes in accounting principles, policies or guidelines.
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

PART I
ITEM 1. BUSINESS
General
Lamar Advertising Company, referred to herein as the “Company” or “Lamar Advertising” or “we” is one of the largest outdoor advertising companies in the United States based on number of displays and has operated under the Lamar name since 1902. As of December 31, 2006, the Company owned and operated approximately 151,000 billboard advertising displays in 44 states, Canada and Puerto Rico, approximately 95,000 logo advertising displays in 19 states and the province of Ontario, Canada, and operated approximately 31,200 transit advertising displays in 16 states, Canada and Puerto Rico. The Company offers its customers a fully integrated service, satisfying all aspects of their billboard display requirements from ad copy production to placement and maintenance.
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
In addition to these traditional billboards, the Company is also introducing digital billboards which are generally located on major traffic arteries and city streets. As of December 31, 2006, the Company owned and operated approximately 300 digital billboard advertising displays in 34 states and Canada.
Logo signs. The Company sells advertising space on logo signs located near highway exits.
•	Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.
The Company is the largest provider of logo signs in the United States, operating 19 of the 25 privatized state logo sign contracts. As of December 31, 2006, the Company operated approximately 95,000 logo sign advertising displays in 19 states and Canada.
Transit advertising displays. The Company also sells advertising space on the exterior and interior of public transportation vehicles, transit shelters and benches in 73 markets. As of December 31, 2006, the Company operated approximately 31,200 transit advertising displays in 16 states, Canada and Puerto Rico.
Corporate History
The Company has operated under the Lamar name since its founding in 1902 and has been publicly traded on the Nasdaq under the symbol “LAMR” since 1996. We completed a reorganization on July 20, 1999 that created our current holding company structure. At that time, the operating company (then called Lamar Advertising Company) was renamed Lamar Media Corp., and all of the operating company’s stockholders became stockholders of a new holding company. The new holding company then took the Lamar Advertising Company name, and Lamar Media Corp. became a wholly owned subsidiary of Lamar Advertising Company.
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

Operating Strategies
We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:
Continuing to provide high quality local sales and service. The Company seeks to identify and closely monitor the needs of its customers and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 78% of net revenues for the year ended December 31, 2006, which management believes is higher than the industry average. The Company believes that the experience of its regional and local managers has contributed greatly to its success. For example, the Company’s regional managers have been with the Company for an average of 25 years. In an effort to provide high quality sales and service at the local level, the Company employed approximately 950 local account executives as of December 31, 2006. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of the central office, as well as offices in its other markets, in the event business opportunities or customers’ needs support such an allocation of resources.
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
In addition, we routinely invest in upgrading our existing displays and constructing new displays. From January 1, 1997 to December 31, 2006, the Company invested approximately $916 million in improvements to our existing displays and in constructing new displays. Our regular improvement and expansion of our advertising display inventory allow us to provide high quality service to our current advertisers and to attract new advertisers.
Continuing to pursue strategic acquisitions. We intend to enhance our growth by continuing to pursue strategic acquisitions that result in increased operating efficiencies, greater geographic diversification, increased market penetration and opportunities for inter-market cross-selling. In addition to acquiring outdoor advertising assets in new markets, we acquire complementary outdoor advertising assets within existing markets and in contiguous markets. We have a proven track record of integrating acquired outdoor advertising businesses and assets. Since January 1, 1997, we have successfully completed over 760 acquisitions, including over 230 acquisitions for an aggregate purchase price of approximately $611 million from January 1, 2004 to December 31, 2006. Although the advertising industry is becoming more consolidated, we believe acquisition opportunities still exist, given the industry’s continued fragmentation among smaller advertising companies.
Continuing to pursue other outdoor advertising opportunities. The Company plans to pursue additional logo sign contracts. Logo sign opportunities arise periodically, both from states initiating new logo sign programs and states converting from government-owned and operated programs to privately-owned and operated programs. Furthermore, the Company plans to pursue additional tourist oriented directional sign programs in both the Untied States and Canada and also other motorist information signing programs as opportunities present themselves. In an effort to maintain market share, the Company has entered the transit advertising business through the operation of displays on bus shelters, benches and buses in 73 of its advertising markets.
COMPANY OPERATIONS
Billboard Advertising
The Company sells most of its advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2006, the Company owned and operated approximately 151,000 billboard advertising displays in 44 states, Canada and Puerto Rico. In 2006, we derived approximately 74% of our billboard advertising net revenues from bulletin sales and 26% from poster sales.
Bulletins are large, advertising structures (the most common size is fourteen feet high by forty-eight feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2006, we operated approximately 73,000 bulletins.

We generally sell individually-selected bulletin space to advertisers for the duration of the contract (usually six to twelve months). We also sell bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.
Posters are slightly smaller advertising structures (the most common size is twelve feet high by twenty-five feet wide, or 300 square feet; we also operate junior posters, which are six feet high by twelve feet wide, or 72 square feet). There are two kinds of advertising copy we use on posters. The first consists of lithographed or silk-screened paper sheets supplied by the advertiser that we paste and apply like wallpaper to the face of the display, and the second consists of single sheets of vinyl with computer-generated advertising copy that we wrap around the structure. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. Posters provide advertisers with access to either a specified percentage of the general population or a specific targeted audience. At December 31, 2006, we operated approximately 78,000 posters.
We generally sell poster space for thirty- and ninety-day periods in packages called “showings,” which comprise a given number of displays in a specified market area. We place and spread out the displays making up a showing in well-traveled areas to reach a wide audience in the particular market.
In addition to the traditional displays described above, we have also begun deploying digital billboards. Digital billboards are large electronic light emitting diode (LED) displays (the most common sizes are fourteen feet high by forty feet wide, or 560 square feet; ten and a half feet high by thirty six feet wide, or 378 square feet; and ten feet high by twenty-one feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds. We give digital advertisers flexibility to change their advertising copy quickly by sending new artwork over a secured internet connection. As of December 31, 2006, we operated approximately 300 digital billboards in various markets.
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
Logo Sign Advertising
We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating nineteen of the twenty-five privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2006, we operated approximately 29,000 logo sign structures containing over 95,000 logo advertising displays in the United States and Canada.
We operate the logo sign contracts in the following states and the province of Ontario, Canada:

Colorado	Kentucky	Missouri (1)	Oklahoma
Delaware	Maine	Nebraska	South Carolina
Florida	Michigan	Nevada	Utah
Georgia	Minnesota	New Jersey	Virginia
Kansas	Mississippi	Ohio

(1)	The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.
We also operate the tourist oriented directional signing (“TODS”) programs for the states of Nevada, Colorado, Nebraska, Missouri, Michigan, Ohio, Kentucky, Virginia and New Jersey, and the province of Ontario, Canada.

Our logo and TODS operations are decentralized. Generally, each office is staffed with an experienced local general manager, a local sales and office staff and a local signing sub-contractor. This decentralization allows the management staff of Interstate Logos, L.L.C. (the subsidiary that operates all of the logo and directional sign-related businesses) to travel extensively to the various operations and serve in a technical and management advisory capacity and monitor regulatory and contract compliance. We also run a silk screening operation in Baton Rouge, Louisiana and a display construction company in Atlanta, Georgia.
State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the Company. When a logo sign contract expires, the Company transfers ownership of the advertising structures to the state. Depending on the contract, the Company may or may not be entitled to compensation at that time. Of the Company’s nineteen logo sign contracts in place at December 31, 2006, one is subject to renewal in 2007.
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
Transit Advertising
We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. We provide transit advertising displays on bus shelters, benches and buses in 73 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising customers. As of December 31, 2006, the Company operated approximately 31,200 transit advertising displays in 16 states and Canada.
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
COMPETITION
Although the outdoor advertising industry has encountered a wave of consolidation, the industry remains fragmented. The industry is comprised of several large outdoor advertising and media companies with operations in multiple markets, as well as smaller, local companies operating a limited number of structures in one or a few local markets.
Although we primarily focus on small to mid-size markets where we can attain a strong market share, in each of our markets, we compete against other providers of outdoor advertising and other types of media, including:
•	Larger outdoor advertising providers, such as (i) Clear Channel Outdoor Holdings, Inc., which operates billboards, street furniture displays, transit displays and other out-of-home advertising displays in North America and worldwide and (ii) CBS Outdoor, a division of CBS Corporation, which operates traditional outdoor, street furniture and transit advertising properties in North America and worldwide. Clear Channel Outdoor and CBS Outdoor each have corporate relationships with large media conglomerates and may have greater total resources, product offerings and opportunities for cross-selling than we do.

•	Other forms of media, such as broadcast and cable television, radio, print media, direct mail marketing, telephone directories and the Internet.

•	An increasing variety of out-of-home advertising media, such as advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets and advertising displays on taxis, trains and buses.

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
CUSTOMERS
Our customer base is diverse. The table below sets forth the ten industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2006, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 73% of our billboard advertising net revenues in the year ended December 31, 2006. No individual advertiser accounted for more than 1% of our billboard advertising net revenues in that period.

Percentage of Net Billboard
Categories	Advertising Revenues
Restaurants	10%
Retailers	10%
Automotive	9%
Real Estate Companies	9%
Health Care	7%
Hotels and Motels	6%
Service	6%
Gaming	6%
Financial – Banks/Credit Unions	5%
Amusement – Entertainment/Sports	5%

73%
REGULATION
Outdoor advertising is subject to governmental regulation at the federal, state and local levels. Regulations generally restrict the size, spacing, lighting and other aspects of advertising structures and pose a significant barrier to entry and expansion in many markets.
Federal law, principally the Highway Beautification Act of 1965 (the “HBA”), regulates outdoor advertising on Federal — Aid Primary, Interstate and National Highway Systems roads. The HBA requires states to “effectively control” outdoor advertising along these roads, and mandates a state compliance program and state standards regarding size, spacing and lighting. The HBA requires any state or political subdivision that compels the removal of a lawful billboard along a Federal — Aid Primary or Interstate highway to pay just compensation to the billboard owner.
All states have passed billboard control statutes and regulations at least as restrictive as the federal requirements, including laws requiring the removal of illegal signs at the owner’s expense (and without compensation from the state). Although we believe that the number of our billboards that may be subject to removal as illegal is immaterial, and no state in which we operate has banned billboards entirely, from time to time governments have required us to remove signs and billboards legally erected in accordance with federal, state and local permit requirements and laws. Municipal and county governments generally also have sign controls as part of their zoning laws and building codes. We contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.
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

We have also introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that changes every 6 to 8 seconds. We have encountered some existing regulations that restrict or prohibit these types of digital displays but it has not yet materially impacted our digital deployment. Since digital billboards have only recently been developed and introduced into the market on a large scale, however, existing regulations that currently do not apply to them by their terms could be revised to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.
EMPLOYEES
We employed over 3,300 people as of December 31, 2006. Approximately 160 employees were engaged in overall management and general administration at our management headquarters in Baton Rouge, Louisiana, and the remainder, including approximately 950 local account executives, were employed in our operating offices.
Thirteen of our local offices employ billposters and construction personnel who are covered by collective bargaining agreements. We believe that our relationship with our employees, including our 122 unionized employees, is good, and we have never experienced a strike or work stoppage.
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
The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2006, Lamar Advertising Company had approximately $287.5 million of convertible notes outstanding, and Lamar Media had approximately $1.7 billion of total debt outstanding, consisting of approximately $707.0 million in bank debt, $989.1 million in various series of senior subordinated notes and $6.8 million in other short-term and long-term debt and a mirror note issued to the Company in an aggregate amount equal to the principal amount of the Company’s outstanding convertible notes. Despite the level of debt presently outstanding, the terms of the indentures governing the notes and the terms of the bank credit facility allow Lamar Media to incur substantially more debt, including approximately $288.5 million available for borrowing as of December 31, 2006 under the revolving bank credit facility. The Company also declared a special dividend of $3.25 per share to be paid on March 30, 2007 to common stockholders of record on March 22, 2007 as a result of which the Company may incur additional debt.
The Company’s substantial debt and its use of cash flow from operations to make principal and interest payments on its debt may, among other things:
•	limit the cash flow available to fund the Company’s working capital, capital expenditure or other general corporate requirements;

•	limit the Company’s ability to obtain additional financing to fund future working capital, capital expenditure or other general corporate requirements;

•	inhibit the Company’s ability to fund or finance an appropriate level of acquisition activity, which has traditionally been a significant component of the Company’s year-to-year revenue growth;

•	place the Company at a competitive disadvantage relative to those of its competitors that have less debt;

•	make it more difficult for the Company to comply with the financial covenants in its bank credit facility, which could result in a default and an acceleration of all amounts outstanding under the facility;

•	force the Company to seek and obtain alternate or additional sources of funding, which may be unavailable, or may be on less favorable terms, or may require the Company to obtain the consent of lenders under its bank credit facility or the holders of its other debt;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and industry;

•	affect the Company’s ability to complete its previously announced stock repurchase programs, and;

•	increase the Company’s vulnerability to general adverse economic and industry conditions.
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
These restrictions reduce the Company’s operating flexibility and could prevent the Company from exploiting investment, acquisition, marketing, stock repurchase or other time-sensitive business opportunities. Moreover, the Company’s ability to comply with the financial covenants in the bank credit facility (and similar covenants in future agreements) depends on its operating performance, which in turn depends significantly on prevailing economic, financial and business conditions and other factors that are beyond the Company’s control. Therefore, despite its best efforts and execution of its strategic plan, the Company may be unable to comply with these financial covenants in the future.

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
Over the last 10 years, the outdoor advertising industry has experienced a wave of consolidation, in part due to the regulatory restrictions on building new outdoor advertising structures. The Company has been a major participant in this trend, using acquisitions of outdoor advertising businesses and assets as a means of increasing its advertising display inventory in existing and new markets. Although the Company currently anticipates a slight reduction in acquisition activity from about $228 million in 2006 to about $150 million in 2007, acquisitions will remain an important component of the Company’s future revenue growth.
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
We currently have two primary suppliers of the LED digital displays for our digital billboards. If they cannot meet our requirements for these displays in the future, it could adversely affect our digital deployment.
Our inventory of digital billboards increased to approximately 300 units in operation at December 31, 2006 and we intend to expand our digital deployment in the future based on customer and market demand. We currently have two primary suppliers of the LED digital displays used in our digital billboards (Young Electric Sign Company (YESCO) and Daktronics, Inc.). Any inability of these suppliers to produce additional displays, including due to increased demand from us or others, could adversely affect our ability to deploy additional digital units and service existing units. Although to date these suppliers have been able to increase capacity in order to meet our requirements, we cannot assure you that they will be able to continue to meet our requirements in the future and a shortage of these displays could adversely affect our ability to fulfill customers’ orders and our results of operations.
Federal, state and local regulation impact the Company’s operations, financial condition and financial results.
Outdoor advertising is subject to governmental regulation at the federal, state and local levels. Regulations generally restrict the size, spacing, lighting and other aspects of advertising structures and pose a significant barrier to entry and expansion in many markets.
Federal law, principally the Highway Beautification Act of 1965 (the “HBA”), regulates outdoor advertising on Federal — Aid Primary, Interstate and National Highway Systems roads . The HBA requires states to “effectively control” outdoor advertising along these roads, and mandates a state compliance program and state standards regarding size, spacing and lighting. The HBA requires any state or political subdivision that compels the removal of a lawful billboard along a Federal — Aid Primary or Interstate highway to pay just compensation to the billboard owner.
All states have passed billboard control statutes and regulations at least as restrictive as the federal requirements, including laws requiring the removal of illegal signs at the owner’s expense (and without compensation from the state). Although we believe that the number of our billboards that may be subject to removal as illegal is immaterial, and no state in which we operate has banned billboards entirely, from time to time governments have required us to remove signs and billboards legally erected in accordance with federal, state and local permit requirements and laws. Municipal and county governments generally also have sign controls as part of their zoning laws and building codes. We contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.
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
We have also introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that changes every 6 to 8 seconds. We have encountered some existing regulations that restrict or prohibit these types of digital displays but it has not yet materially impacted our digital deployment. Since digital billboards have only recently been developed and introduced into the market on a large scale, however, existing regulations that currently do not apply to them by their terms could be revised to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.
The Company’s logo sign contracts are subject to state award and renewal.
In 2006, the Company generated approximately 4% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against three other national logo sign providers, as well as numerous smaller, local logo sign providers. A logo sign provider incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the logo sign provider for early termination. At the end of the contract term, the logo sign provider transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.

Of the Company’s 19 logo sign contracts in place at December 31, 2006, one is subject to renewal in 2007. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.
The Company is controlled by significant stockholders who have the power to determine the outcome of all matters submitted to the stockholders for approval and whose interest in the Company may be different than yours.
As of December 31, 2006, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Chairman, President and Chief Executive Officer, and Sean Reilly, the Company’s Chief Operating Officer and President of its Outdoor Division, owned in the aggregate approximately 16% of the Company’s common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented 65% of the voting power of Lamar Advertising’s capital stock, which would give the Reilly family the power to:
•	elect the Company’s entire board of directors;

•	control the Company’s management and policies; and

•	determine the outcome of any corporate transaction or other matter requiring stockholder approval, including charter amendments, mergers, consolidations and asset sales.
The Reilly family may have interests that are different than yours. For example, the Reilly family may exercise its voting control to prevent a sale of the Company that would provide the common stockholders a premium for their shares.
If the Company’s contingency plans relating to hurricanes fail, the resulting losses could hurt the Company’s business.
The Company has determined that it is not economical to insure against losses resulting from hurricanes and other natural disasters. Although the Company has developed contingency plans designed to mitigate the threat posed by hurricanes to advertising structures (e.g., removing advertising faces at the onset of a storm, when possible, which better permits the structures to withstand high winds during the storm), these plans could fail and significant losses could result. The four hurricanes that hit Florida in August and September of 2004 and the two hurricanes that hit the gulf coast in 2005 resulted in revenue losses of approximately $1.5 million in 2004 and approximately $2.4 million in 2005 and required capital expenditures of approximately $8 million in 2004 and approximately $20 million in 2005.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our 53,500 square foot management headquarters is located in Baton Rouge, Louisiana. We occupy approximately 97% of the space in the headquarters and lease the remaining space. We own 108 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 116 operating facilities at an aggregate lease expense for 2006 of approximately $5.3 million.
We own approximately 6,700 parcels of property beneath our advertising structures. As of December 31, 2006, we leased approximately 79,000 active outdoor sites, accounting for a total annual lease expense of approximately $180.4 million. This amount represented approximately 16% of total advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Lamar Class A Common Stock
The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the Nasdaq Global Select Market under the symbol “LAMR.” As of December 31, 2006, the Class A common stock was held by 206 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.
The following table sets forth, for the periods indicated, the high and low bid prices (for the time periods until January 13, 2006 when Nasdaq was approved as a national securities exchange) and the high and low sales prices (for all periods thereafter) for the Class A common stock.

	High	Low
Year ended December 31, 2005:
First Quarter	$43.98	$37.62
Second Quarter	43.25	36.63
Third Quarter	45.97	39.24
Fourth Quarter	48.15	42.80
Year ended December 31, 2006:
First Quarter	$54.20	$44.99
Second Quarter	59.83	49.90
Third Quarter	54.91	46.91
Fourth Quarter	66.42	51.46
The Company’s Class B common stock is not publicly traded and is held of record by members of the Reilly family and the Reilly Family Limited Partnership of which, Kevin Reilly, Jr is the managing general partner.
The Company’s Series AA preferred stock is entitled to preferential dividends, in an annual aggregate amount of $364,903, before any dividends may be paid on the common stock. All dividends related to the Company’s preferred stock are paid on a quarterly basis. In addition, the Company’s bank credit facility and other indebtedness have terms restricting the payment of dividends. The Company declared a special cash dividend of $3.25 per share of its common stock in February 2007 to be paid on March 30, 2007 to stockholders of record on March 22, 2007. Any future determination as to the payment of dividends will be subject to the limitations described above, will be at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.
Issuer Purchases of Equity Securities
In August 2006, Lamar Advertising Company announced that its Board of Directors authorized a repurchase plan of up to $250.0 million of the Company’s Class A common stock that may be repurchased from time to time over a period not to exceed 18 months.
The following table describes the Company’s repurchases of its registered Class A Common Stock during the quarter ended December 31, 2006, all of which occurred pursuant to the stock repurchase program described above:

				(d)
			(c)	Approximate Dollar
			Total No. of Shares	Value of Shares that
	(a)	(b)	Purchased as Part of	May Yet Be Purchased
	Total No. of Shares	Average Price Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
October 1 through	305,696	$53.83	305,696	$214,303,395
October 31, 2006
November 1 through	1,940,650	$58.48	1,940,650	$100,823,134
November 30, 2006
December 1 through	2,500	$59.53	2,500	$100,674,309
December 31, 2006

(1)	On September 28, 2006, the Company entered into a written repurchase plan with its broker under Rule 10b5-1 of the Exchange Act. This plan allowed the Company to repurchase shares (as set forth in the plan) under the repurchase program during the Company’s self-imposed blackout period.

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
Statement of Operations Data:
(Dollars in Thousands)

	2006	2005	2004	2003	2002
Net revenues	$1,120,091	$1,021,656	$883,510	$810,139	$775,682

Operating expenses:
Direct advertising expenses	390,561	353,139	302,157	292,017	274,772
General and administrative expenses	248,937	212,727	188,320	171,520	167,182
Depreciation and amortization	301,685	290,089	294,056	284,947	271,832
Gain on disposition of assets	(10,862)	(1,119)	(1,067)	(1,946)	(336)

Total operating expenses	930,321	854,836	783,466	746,538	713,450

Operating income	189,770	166,820	100,044	63,601	62,232

Other expense (income):
Loss on extinguishment of debt	—	3,982	—	33,644	5,850
Interest income	(1,311)	(1,511)	(495)	(502)	(929)
Interest expense	112,955	90,671	76,079	93,787	113,333

Total other expense	111,644	93,142	75,584	126,929	118,254

Income (loss) before income taxes and cumulative effect of a change in accounting principle	78,126	73,678	24,460	(63,328)	(56,022)
Income tax expense (benefit)	34,227	31,899	11,305	(23,573)	(19,694)

Income (loss) before cumulative effect of a change in change in accounting principle	43,899	41,779	13,155	(39,755)	(36,328)
Cumulative effect of a change in accounting principle, net	—	—	—	40,240	—

Net income (loss)	43,899	41,779	13,155	(79,995)	(36,328)
Preferred stock dividends	365	365	365	365	365

Net income (loss) applicable to common stock	$43,534	$41,414	$12,790	$(80,360)	$(36,693)

Income (loss) per common share – basic and diluted:
Income (loss) before cumulative effect of a change in accounting principle	$0.42	$0.39	$0.12	$(0.39)	$(0.36)
Cumulative effect of a change in accounting principle	—	—	—	(0.39)	—

Net income (loss)	$0.42	$0.39	$0.12	$(0.78)	$(0.36)

Statement of Cash Flow Data:

Cash flows provided by operating activities (1)	$364,517	$347,257	$323,164	$260,075	$240,443
Cash flows used in investing activities (1)	$438,896	$267,970	$263,747	$210,041	$155,763
Cash flows provided by (used in) financing activities (1)	$66,973	$(104,069)	$(23,013)	$(57,847)	$(81,955)

Balance Sheet Data (1) (2)

Cash and cash equivalents	$11,796	$19,419	$44,201	$7,797	$15,610
Cash deposit for debt extinguishment	—	—	—	—	266,657
Working capital	119,791	93,816	34,476	69,902	95,922
Total assets	3,924,228	3,741,234	3,692,282	3,669,514	3,888,168
Total debt (including current maturities)	1,990,468	1,576,326	1,659,934	1,704,863	1,994,433
Total long-term obligations	2,274,716	1,826,138	1,805,021	1,905,497	1,856,372
Stockholders’ equity	1,538,533	1,817,482	1,736,347	1,689,661	1,709,173

(1)	As of the end of the period.

(2)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

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
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2006, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
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
Since December 31, 2001, the Company has increased the number of outdoor advertising displays it operates by approximately 5% by completing strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $933 million, which included the issuance of 4,050,958 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $152.5 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its bank credit agreement and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performance of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. The acquisitions completed during the year ended December 31, 2006 were in existing markets and have caused no material integration issues. The Company expects to continue to pursue acquisitions that complement the Company’s existing operations.
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with new billboard displays, logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past three years:

		In Thousands
	2006	2005	2004
Billboard — Traditional	$75,501	$85,886	$53,216
Billboard — Digital	81,270	2,607	3,979
Logos	8,978	7,249	6,320
Transit	1,119	1,057	1,190
Land and buildings	34,384	13,966	10,896
PP&E	22,098	10,352	6,430

Total capital expenditures	$223,350	$121,117	$82,031

We expect our capital expenditures to be approximately $105 million in 2007 not including digital billboards.

RESULTS OF OPERATIONS
The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	34.9	34.6	34.2
General and administrative expenses	17.7	17.2	17.9
Corporate expenses	4.5	3.6	3.4
Depreciation and amortization	26.9	28.4	33.3
Operating income	16.9	16.3	11.3
Interest expense	10.1	8.9	8.6
Net income	3.9	4.1	1.5
Year ended December 31, 2006 compared to Year ended December 31, 2005
Net revenues increased $98.4 million or 9.6% to $1.120 billion for the year ended December 31, 2006 from $1.022 billion for the same period in 2005. This increase was attributable primarily to an increase in billboard net revenues of $90.2 million or 9.8% over the prior period, a $2.8 million increase in logo sign revenue, which represents an increase of 6.2% over the prior period, and a $5.4 million increase in transit revenue over the prior period.
The increase in billboard net revenue of $90.2 million was generated by acquisition activity of approximately $18.1 million and internal growth of approximately $72.1 million, while the increase in logo sign revenue of $2.8 million was generated by internal growth across various markets within the logo sign programs of approximately $4.3 million, which was offset by a decrease of $1.5 million of revenue due to the expiration of the Company’s South Carolina logo contract in August, 2005 prior to its re-award in June, 2006. The increase in transit revenue of approximately $5.4 million was due to internal growth of approximately $3.5 million and acquisition growth of $1.9 million.
Net revenues for the year ended December 31, 2006, as compared to acquisition-adjusted net revenue for the year ended December 31, 2005, increased $79.9 million or 7.7% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $73.6 million or 13.0% to $639.5 million for the year ended December 31, 2006 from $565.9 million for the same period in 2005. There was a $59.5 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $14.1 million increase in corporate expenses.
Depreciation and amortization expense increased $11.6 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase is a result of increased capital expenditures in 2006 which include $81.3 million in digital billboards.
Due to the above factors, operating income increased $23.0 million to $189.8 million for year ended December 31, 2006 compared to $166.8 million for the same period in 2005.
On September 30, 2005, the Company’s wholly owned subsidiary, Lamar Media Corp., refinanced its bank credit facility. The new bank credit facility is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional loans under the incremental facility. As a result of this refinancing, the Company recorded a loss on extinguishment of debt of $4.0 million in 2005. During the year ended December 31, 2006, there were no refinancing activities resulting in a loss on extinguishment of debt.
Interest expense increased $22.3 million from $90.7 million for the year ended December 31, 2005 to $113.0 million for the year ended December 31, 2006 due to increased debt balances as well as increase in interest rates on variable-rate debt.
The increase in operating income offset by the increase in interest expense described above resulted in a $4.4 million increase in income before income taxes. This increase in income resulted in an increase in the income tax expense of $2.3 million for the year ended December 31, 2006 over the same period in 2005. The effective tax rate for the year ended December 31, 2006 was 43.8%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
As a result of the above factors, the Company recognized net income for the year ended December 31, 2006 of $43.9 million, as compared to net income of $41.8 million for the same period in 2005.

Reconciliations:
Because acquisitions occurring after December 31, 2004 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2005 acquisition-adjusted net revenue, which adjusts our 2005 net revenue by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in 2006. We provide this information as a supplement to net revenues to enable investors to compare periods in 2006 and 2005 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing.
Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2005 that corresponds with the actual period we have owned the acquired assets in 2006 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2005 reported net revenue to 2005 acquisition-adjusted net revenue as well as a comparison of 2005 acquisition-adjusted net revenue to 2006 net revenue are provided below:
Comparison of 2006 Net Revenue to 2005 Acquisition-Adjusted Net Revenue

	Year ended
	December 31,
	2006	2005
	(in thousands)
Reported net revenue	$1,120,091	$1,021,656
Acquisition net revenue	—	18,490

Adjusted totals	$1,120,091	$1,040,146

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
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $75.4 million or 15.4% to $565.9 million for the year ended December 31, 2005 from $490.5 million for the same period in 2004. There was a $68.9 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $6.5 million increase in corporate expenses. The increase in corporate expenses is primarily related to additional expenses related to expanded efforts in the Company’s business development and national sales department.
Depreciation and amortization expense remained relatively constant for the year ended December 31, 2005 as compared to the year ended December 31, 2004.
Due to the above factors, operating income increased $66.8 million to $166.8 million for year ended December 31, 2005 compared to $100.0 million for the same period in 2004.
On September 30, 2005, the Company’s wholly owned subsidiary, Lamar Media Corp., refinanced its bank credit facility. The new bank credit facility is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional loans under the incremental facility. As a result of this refinancing, the Company recorded a loss on extinguishment of debt of $4.0 million in 2005.
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
Reconciliations:
Because acquisitions occurring after December 31, 2003 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2004 acquisition-adjusted net revenue, which adjusts our 2004 net revenue by adding to it the net revenue generated by the acquired assets (excluding assets acquired in the Obie markets) prior to our acquisition of them for the same time frame that those assets were owned in 2005. We provide this information as a supplement to net revenues to enable investors to compare periods in 2005 and 2004 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing. The Company’s management has excluded revenues from the Obie markets in the 2005 periods and no adjustment has been made to the 2004 periods with respect to the Obie markets because of operational issues that were unique to the assets in the Obie markets, which are comprised primarily of transit assets. After the Company operated the Obie markets for approximately twelve months, management began including these assets in its acquisition-adjusted net revenue calculations.
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

Reconciliation of Reported Net Revenue to Net Revenue (excluding revenues from the Obie markets)

Year ended
December 31,
2005
(in thousands)
Reported net revenue	$1,021,656
Less net revenue — Obie markets	(46,261)

Net revenue (excluding the Obie markets)	$975,395

Comparison of 2005 Net Revenue (excluding revenues from the Obie markets) to 2004 Acquisition-Adjusted Net Revenue

	Year ended
	December 31,
	2005	2004
	(in thousands)
Reported net revenue	$1,021,656	$883,510
Acquisition net revenue, excluding the Obie markets	—	32,120
Less net revenue – Obie markets	(46,261)	—

Adjusted totals	$975,395	$915,630

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
Sources of Cash
Total Liquidity at December 31, 2006. As of December 31, 2006 we had approximately $300.3 million of total liquidity, which is comprised of approximately $11.8 million in cash and cash equivalents and the ability to draw approximately $288.5 million under our revolving bank credit facility.
Cash Generated by Operations. For the years ended December 31, 2006, 2005 and 2004 our cash provided by operating activities was $364.5 million, $347.3 million and $323.2 million, respectively. While our net income was approximately $43.9 million for the year ended December 31, 2006, the Company generated cash from operating activities of $364.5 million during 2006 primarily due to adjustments needed to reconcile net income to cash provided by operating activities, which primarily includes depreciation and amortization of $301.7 million. We generated cash flows from operations during 2006 in excess of our cash needs for operations and capital expenditures as described herein. We used the excess cash generated principally for acquisitions and to reduce debt. See “—Cash Flows” for more information.
Credit Facilities. As of December 31, 2006 we had approximately $288.5 million of unused capacity under our revolving credit facility. The bank credit facility was refinanced on September 30, 2005 and is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $500.0 million.
On February 8, 2006, Lamar Media entered into a Series A Incremental Loan Agreement and obtained commitments from its lenders for a term loan of $37.0 million, which was funded on February 27, 2006. The available uncommitted incremental loan facility was thereby reduced to $463.0 million.
On October 5, 2006, we entered into a Series B Incremental Loan Agreement (the “Series B Incremental Loan Agreement”) and borrowed an additional $150.0 million under the incremental portion of our bank credit facility. In conjunction with the Series B Incremental Loan Agreement, we also entered into an amendment to our bank credit facility to restore the amount of the incremental loan facility to $500.0 million (which under its old terms would have been reduced by the Series B Incremental Loan and had been reduced by the earlier Series A Incremental Loan described above). The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion.
On December 21, 2006, Lamar Transit Advertising Canada Ltd. entered into a Series C Incremental Loan Agreement and obtained commitments from its lenders for a term loan of $20.0 million. The available uncommitted incremental loan facility was thereby reduced to $480.0 million.
Proceeds from the Sale of Debt and Equity Securities.
On August 16, 2005, Lamar Media Corp. issued $400.0 million 6 5/8% Senior Subordinated Notes due 2015. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of our existing and any future subordinated debt of Lamar Media. These notes are redeemable at the Company’s option anytime on or after August 15, 2010. The Company may also redeem up to 35% of the aggregate principle amount of the notes using the proceeds from certain public equity offerings completed before August 15, 2008. The net proceeds from this issuance were used to reduce borrowings under Lamar Media’s bank credit facility.
On August 17, 2006, Lamar Media Corp. issued $216.0 million 6 5/8% Senior Subordinated Notes due 2015—Series B. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of our existing and any future subordinated debt of Lamar Media. These notes are redeemable at the Company’s option anytime on or after August 15, 2010. The Company may also redeem up to 35% of the aggregate principle amount of the notes using the proceeds from certain public equity offerings completed before August 15, 2008. The net proceeds from this issuance were used to reduce borrowings under Lamar Media’s bank credit facility and repurchase the Company’s Class A common stock pursuant to its repurchase plan.

Factors Affecting Sources of Liquidity
Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.
Restrictions Under Credit Facilities and Other Debt Securities. Currently Lamar Media has outstanding $385.0 million 7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003, $400.0 million 6 5/8% Senior Subordinated Notes due 2015 issued August 2005 and $216 million 6 5/8% Senior Subordinated Notes due 2015 — Series B issued in August 2006. The indenture relating to Lamar Media’s outstanding notes restricts its ability to incur indebtedness other than:
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
Lamar Media is required to comply with certain covenants and restrictions under its bank credit agreement. If the Company fails to comply with these tests, the long term debt payments set forth below in the contractual obligation table may be accelerated. At December 31, 2006 and currently Lamar Media is in compliance with all such tests.
Lamar Media cannot exceed the following financial ratios under its bank credit facility:
•	a total debt ratio, defined as total consolidated debt to EBITDA, (as defined below), for the most recent four fiscal quarters, of 6.00 to 1 through September 30, 2007 and 5.75 to 1 from October 1, 2007 and after; and

•	a senior debt ratio, defined as total consolidated senior debt to EBITDA (as defined below) for the most recent four fiscal quarters, of 3.25 to 1.
In addition, the bank credit facility requires that Lamar Media must maintain the following financial ratios:
•	an interest coverage ratio, defined as EBITDA (as defined below) for the most recent four fiscal quarters to total consolidated accrued interest expense for that period, of at least 2.25 to 1; and

•	a fixed charges coverage ratio, defined as the ratio of EBITDA (as defined below) for the most recent four fiscal quarters to (1) the total payments of principal and interest on debt for such period plus (2) capital expenditures made during such period plus (3) income and franchise tax payments made during such period, of at least 1.05 to 1.
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
The Company believes that its current level of cash on hand, availability under its bank credit facility and future cash flows from operations are sufficient to meet its operating needs through the year 2007. All debt obligations are on the Company’s balance sheet.

Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $223.4 million for the year ended December 31, 2006. We anticipate our 2007 total capital expenditures to be approximately $105 million before digital capital expenditures of which we are not certain at this time.
Acquisitions. During the year ended December 31, 2006, the Company financed its acquisition activity of approximately $227.6 million with borrowings under Lamar Media’s revolving credit facility and cash on hand. In 2007, we expect to spend between $125 and $150 million on acquisitions, which we may finance through borrowings, cash on hand, the issuance of Class A common stock or some combination of the foregoing, depending on market conditions. We plan on continuing to invest in both capital expenditures and acquisitions that can provide high returns in light of existing market conditions.
Stock Repurchase Program. In November 2005, the Company announced that its Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. The Company completed this repurchase plan in July, 2006, repurchasing a total of 4,851,947 shares of its Class A common stock.
In August 2006, Lamar Advertising Company announced a second repurchase plan of up to $250.0 million of the Company’s Class A common stock to be repurchased from time to time over a period not to exceed 18 months. As of December 31, 2006, the Company has purchased approximately 2,608,803 shares for an aggregate purchase price of approximately $149.3 million. In addition to the $100.7 million of repurchase capacity that currently remains under the 2006 plan, the Company’s board of directors announced on February 22, 2007 approval of a new stock repurchase program of up to $500.0 million of the Company’s Class A common stock over a period not to exceed 24 months. The share repurchases may be made on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by Lamar’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for future use for general corporate and other purposes.
Special Cash Dividend. In February, 2007, The Company's board of directors declared a special divided of $3.25 per share of Common Stock. The dividend will be paid on March 30, 2007 to stockholders of record on March 22, 2007. Lamar had approximately 84 million shares of Class A Common Stock and 16 million shares of Class B Common Stock, which is convertible into Class A Common Stock on a one-for-one-basis at the option of its holder, outstanding as of February 20, 2007.
Debt Service and Contractual Obligations. As of December 31, 2006, we had outstanding debt of approximately $1.99 billion, which includes a mirror note issued to the Company in an aggregate amount of $287.5 million, which is equal to the amount of the Company’s outstanding convertible notes. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under its bank credit agreement. In addition it has fixed commercial commitments. These commitments are detailed as follows:

		Payments Due by Period
		(in millions)
		Less than 1
Contractual Obligations	Total	Year	1 — 3 Years	4 — 5 Years	After 5 Years
Long-Term Debt	1,990.5	8.6	77.7	539.2	1,365.0
Interest obligations on long term debt (1)	834.8	127.8	256.9	227.9	222.2
Billboard site and other operating leases	1,143.1	146.8	234.1	177.4	584.8

Total payments due	3,968.4	283.2	568.7	944.5	2,172.0

(1)	Interest rates on our variable rate instruments are assuming rates at the December 2006 levels.

		Amount of Expiration Per Period
		(in millions)
	Total Amount	Less than 1
Other Commercial Commitments	Committed	Year	1 — 3 Years	4 — 5 Years	After 5 Years
Revolving Bank Facility(2)	400.0	—	—	—	400.0
Standby Letters of Credit (3)	11.5	0.5	11.0	—	—

(2)	Lamar Media had $100 million outstanding at December 31, 2006.

(3)	The standby letters of credit are issued under Lamar Media’s revolving bank facility and reduce the availability of the facility by the same amount.

Cash Flows
The Company’s cash flows provided by operating activities increased by $17.3 million for the year ended December 31, 2006 due to an increase in net income of $2.1 million as described in “Results of Operations” an increase in adjustments to reconcile net income (loss) to cash provided by operating activities of $.2 million primarily due to an increase in depreciation and amortization of $14.5 million, and an increase in non-cash compensation of $17.9 million offset by a decrease in deferred income tax expense of $17.5 million and an increase in gain on dispositions of assets of $9.7 million. In addition, as compared to the same period in 2005, there were decreases in the change in receivables of $7.3 million, in other assets of $9.6 million and in the change in other liabilities of $4.0 million.
Cash flows used in investing activities increased $171.0 million from $267.9 million in 2005 to $438.9 million in 2006 primarily due to an increase in capital expenditures of $102.3 million and an increase in cash used in acquisition activity by the Company in 2006 of $82.4 million.
Cash flows provided by financing activities was $67.0 million for the year ended December 31, 2006 primarily due to $408.4 million in proceeds from note offerings and new notes payable primarily resulting from the bank credit facility refinancing discussed above and by $35.2 million in net proceeds from issuance of common stock offset by cash used for purchase of treasury shares of $373.9 million.
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
Long-Lived Asset Recovery. Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company’s total assets. Property, plant and equipment of $1.406 billion and intangible assets of $861 million are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset before interest expense. These undiscounted cash flow projections are based on management assumptions surrounding future operating results and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangible assets may exist and a charge to income would be made in the period such impairment is determined. No such impairment charge has been recorded by the Company.
Intangible Assets. The Company has significant intangible assets recorded on its balance sheet. Intangible assets primarily represent goodwill of $1.358 billion, site locations of $788.4 million and customer relationships of $63.8 million associated with the Company’s acquisitions. The fair values of intangible assets recorded are determined using discounted cash flow models that require management to make assumptions related to future operating results, including projecting net revenue growth discounted using current cost of capital rates, of each acquisition and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangibles may exist and a charge to income would be made in the period such impairment is determined. Historically no impairment charge has been required with respect to the Company’s intangible assets.
Goodwill Impairment. The Company had goodwill of $1.358 billion as of December 31, 2006 and must perform an impairment analysis of goodwill annually or on a more frequent basis if events and circumstances indicate that the asset might be impaired. This analysis requires management to make assumptions as to the implied fair value of its reporting unit as compared to its carrying value (including goodwill). In conducting the impairment analysis, the Company determines the implied fair value of its reporting unit utilizing quoted market prices of its Class A common stock, which are used to calculate the Company’s enterprise value as compared to the carrying value of the Company’s assets. Discounted cash flow models before interest expense are also used. These discounted cash flow models require management to make assumptions including projecting the Company’s net revenue growth discounted using current cost of capital rates related to the future operating results of the Company and the anticipated future economic environment. Based upon the Company’s annual review as of December 31, 2006, no impairment charge was required.
Deferred Taxes. As of December 31, 2006, the Company has made the determination that its deferred tax assets of $144.8 million, a component of which is the Company’s net operating loss carryforward, are fully realizable due to the existence of certain deferred tax liabilities of approximately $250.5 million that are anticipated to reverse during the carryforward period. The Company bases this determination by projecting taxable income over the relevant period. The Company has not recorded a valuation allowance to reduce its deferred tax assets. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. For a more detailed description, see Note 11 of the Notes to the Consolidated Financial Statements.
Asset Retirement Obligations. The Company had an asset retirement obligation of $141.5 million as of December 31, 2006 as a result of its adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.
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
Stock-based Compensation. Effective January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payments” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases under the Employee Stock Purchase Plan, restricted stock and performance shares, under the modified prospective transition method. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various assumptions, including volatility, expected life and interest rates. The expected life is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. Upon the adoption of SFAS No. 123(R), we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under SFAS No. 123(R) and Staff Accounting Bulletin No. 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period. During 2006, we recorded $7,561 as compensation expense related to stock options and employee stock purchases. We evaluate and adjust our assumptions on an annual basis. See Note 14 “Stock Compensation Plans” of the Notes to Condensed Consolidated Financial Statements for further discussion.
Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts based on the payment patterns of its customers. Management analyzes historical results, the economic environment, changes in the credit worthiness of its customers, and other relevant factors in determining the adequacy of the Company’s allowance. Bad debt expense was $6.3 million, $6.7 million and $7.8 million or approximately 1% of net revenue for the years ended December 31, 2006, 2005 and 2004, respectively. If the future economic environment declines, the inability of customers to pay may occur and the allowance for doubtful accounts may need to be increased, which will result in additional bad debt expense in future years.
NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, Statement 157 does not require any new fair value measurements. However, for some entities, the application of Statement 157 will change current practice. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. We are assessing the impact of Statement 157 which is not expected to have a material impact on our financial position, results or operations or cash flows.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. The SAB requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when qualifying errors in current-year financial statements. The SAB does not change the SEC staff’s previous guidance on evaluating the materiality of errors. The SAB allows registrants to record the effects of adopting the guidance as a cumulative effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006. We will follow the guidance prescribed in SAB No. 108, the effect of which is discussed in footnote 15 to these financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). This Statement is effective for fiscal years beginning after December 15, 2006, and thus will be adopted during the first quarter of 2007. FIN 48 provides a two-step approach to recognize and measure tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e. a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. We have assessed the effect of the adoption of FIN 48 and have concluded that the effect of the adoption will not have a material impact on our consolidated financial statements.

Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2006, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.
RESULTS OF OPERATIONS
The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	34.9	34.6	34.2
General and administrative expenses	17.7	17.2	17.9
Corporate expenses	4.4	3.5	3.4
Depreciation and amortization	26.9	28.4	33.3
Operating income	17.0	16.4	11.4
Interest expense	9.9	8.0	7.3
Net income (loss)	4.0	4.6	2.7
Year ended December 31, 2006 compared to Year ended December 31, 2005
Net revenues increased $98.4 million or 9.6% to $1.120 billion for the year ended December 31, 2006 from $1.022 billion for the same period in 2005. This increase was attributable primarily to an increase in billboard net revenues of $90.2 million or 9.8% over the prior period, a $2.8 million increase in logo sign revenue, which represents an increase of 6.2% over the prior period, and a $5.4 million increase in transit revenue over the prior period.
The increase in billboard net revenue of $90.2 million was generated by acquisition activity of approximately $18.1 million and internal growth of approximately $72.1 million, while the increase in logo sign revenue of $2.8 million was generated by internal growth across various markets within the logo sign programs of approximately $4.3 million, which was offset by a decrease of $1.5 million of revenue due to the expiration of the Company’s South Carolina logo contract in August 2005 prior to its re-award in June 2006. The increase in transit revenue of approximately $5.4 million was due to internal growth of approximately $3.5 million and acquisition of $1.9 million.
Net revenues for the year ended December 31, 2006, as compared to acquisition-adjusted net revenue for the year ended December 31, 2005, increased $79.9 million or 7.7% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $73.1 million or 12.9% to $638.5 million for the year ended December 31, 2006 from $565.4 million for the same period in 2005. There was a $59.5 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $13.6 million increase in corporate expenses.
Depreciation and amortization expense increased $11.6 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase is a result of increased capital expenditures in 2006 which include $81.3 million in digital billboards.
Due to the above factors, operating income increased $23.5 million to $190.8 million for year ended December 31, 2006 compared to $167.3 million for the same period in 2005.
On September 30, 2005, Lamar Media refinanced its bank credit facility. The new bank credit facility is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional loans under the incremental facility. As a result of this refinancing, Lamar Media recorded a loss on extinguishment of debt of $4.0 million in 2005. During the year ended December 31, 2006, there were no refinancing activities resulting in a loss on extinguishment of debt.
Interest expense increased $29.2 million from $81.9 million for the year ended December 31, 2005 to $111.1 million for the year ended December 31, 2006 due to an increase in interest rates on variable-rate debt.
The increase in operating income offset by the increase in interest expense described above resulted in a $2.0 million decrease in income before income taxes, which resulted in income tax expense remaining relatively constant over the same period in 2005. The effective tax rate for the year ended December 31, 2006 was 44.1%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2006 of $45.2 million, as compared to net income of $47.5 million for the same period in 2005.

Reconciliations:
Because acquisitions occurring after December 31, 2004 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2005 acquisition-adjusted net revenue, which adjusts our 2005 net revenue by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in 2006. We provide this information as a supplement to net revenues to enable investors to compare periods in 2006 and 2005 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing.
Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles. For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2005 that corresponds with the actual period we have owned the acquired assets in 2006 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2005 reported net revenue to 2005 acquisition-adjusted net revenue as well as a comparison of 2005 acquisition-adjusted net revenue to 2006 net revenue are provided below:
Comparison of 2006 Net Revenue to 2005 Acquisition-Adjusted Net Revenue

	Year ended
	December 31,
	2006	2005
	(in thousands)
Reported net revenue	$1,120,091	$1,021,656
Acquisition net revenue	—	18,490

Adjusted totals	$1,120,091	$1,040,146

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
The increase in billboard net revenue of $88.5 million was generated by acquisition activity of approximately $34.3 million and internal growth of approximately $54.2 million, while the increase in logo sign revenue of $3.6 million was generated by internal growth across various markets within the logo sign programs of approximately $4.7 million, which was offset by the loss of $1.1 million of revenue due to the expiration of the South Carolina logo contract. The increase in transit revenue of approximately $45.7 million was due to internal growth of approximately $8.2 million and acquisition activity that resulted primarily from the Obie acquisition of $37.5 million.
Net revenues (excluding revenues from the Obie markets) for the year ended December 31, 2005, as compared to acquisition-adjusted net revenue for the year ended December 31, 2004, increased $59.8 million or 6.5% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain (loss) on sale of assets, increased $75.3 million or 15.4% to $565.4 million for the year ended December 31, 2005 from $490.1 million for the same period in 2004. There was a $68.9 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $6.4 million increase in corporate expenses. The increase in corporate expenses is primarily related to additional expenses related to expanded efforts in Lamar Media’s business development and national sales department.
Depreciation and amortization expense decreased $4.0 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004.
Due to the above factors, operating income increased $66.9 million to $167.3 million for year ended December 31, 2005 compared to $100.4 million for the same period in 2004.
On September 30, 2005, Lamar Media, refinanced its bank credit facility. The new bank credit facility is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional loans under the incremental facility. As a result of this refinancing, Lamar Media recorded a loss on extinguishment of debt of $4.0 million in 2005.
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
Reconciliations:
Because acquisitions occurring after December 31, 2003 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2004 acquisition-adjusted net revenue, which adjusts our 2004 net revenue by adding to it the net revenue generated by the acquired assets (excluding assets acquired in the Obie markets) prior to our acquisition of them for the same time frame that those assets were owned in 2005. We provide this information as a supplement to net revenues to enable investors to compare periods in 2005 and 2004 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing. The Company’s management has excluded revenues from the Obie markets in the 2005 periods and no adjustment has been made to the 2004 periods with respect to the Obie markets because of operational issues that were unique to the assets in the Obie markets, which are comprised primarily of transit assets. After the assets in the Obie markets were operated for approximately twelve months, management began including these assets in its acquisition-adjusted net revenue calculation.
Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles. For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets (excluding the Obie markets) during the period in 2004 that corresponds with the actual period we have owned the acquired assets in 2005 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue, excluding the Obie markets.” Net revenue (excluding revenues from the Obie markets) is also not determined in accordance with GAAP and excludes the revenue generated by the assets in the Obie markets from the Company’s reported net revenue during the 2005 period.
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

Reconciliation of Reported Net Revenue to Net Revenue (excluding revenues from the Obie markets)

Year ended
December 31,
2005
(in thousands)
Reported net revenue	$1,021,656
Less net revenue – Obie markets	(46,261)

Net revenue (excluding the Obie markets)	$975,395

Comparison of 2005 Net Revenue (excluding revenues from the Obie markets) to 2004 Acquisition-Adjusted Net Revenue

	Year ended
	December 31,
	2005	2004
	(in thousands)
Reported net revenue	$1,021,656	$883,510
Acquisition net revenue, excluding the Obie markets	—	32,120
Less net revenue – Obie markets	(46,261)	—

Adjusted totals	$975,395	$915,630

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2006, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements.
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
At December 31, 2006 there was approximately $707 million of aggregate indebtedness outstanding under the bank credit facility, or approximately 35.7% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2006 with respect to borrowings under the bank credit agreement was $39.5 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2006 was 6.1%. Assuming that the weighted average interest rate was 200-basis points higher (that is 8.1% rather than 6.1%), then the Company’s 2006 interest expense would have been approximately $12.5 million higher resulting in a $7.0 million decrease in the Company’s 2006 net income.
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
ITEM 8. FINANCIAL STATEMENTS (following on next page)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting
The management of Lamar Advertising Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act.
Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2006, Lamar Advertising’s internal control over financial reporting is effective based on those criteria.
KPMG LLP, the independent registered public accounting firm that audited Lamar Advertising’s financial statements included in this annual report, has issued an attestation report on management’s assessment of Lamar Advertising’s internal control over financial reporting. This report appears on page 32 of this combined Annual Report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Advertising Company:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Lamar Advertising Company (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Advertising Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Lamar Advertising Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Lamar Advertising Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006 and the financial statement schedule as listed in the accompanying index, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP KPMG LLP

New Orleans, Louisiana
February 28, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Advertising Company:
We have audited the consolidated financial statements of Lamar Advertising Company and subsidiaries as listed in the accompanying index (the Company). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.
As discussed in notes 1(j) and 14 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment. As discussed in note 15 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lamar Advertising Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP KPMG LLP

New Orleans, Louisiana February 28, 2007

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005
(In thousands, except share and per share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,796	$19,419
Receivables, net of allowance for doubtful accounts of $6,400 and $6,000 in 2006 and 2005	127,552	114,733
Prepaid expenses	38,215	35,763
Deferred income tax assets (note 11)	34,224	7,128
Other current assets	18,983	14,387

Total current assets	230,770	191,430

Property, plant and equipment (note 4)	2,432,977	2,191,443
Less accumulated depreciation and amortization	(1,027,029)	(902,138)

Net property, plant and equipment	1,405,948	1,289,305

Goodwill (note 5)	1,357,706	1,295,050
Intangible assets (note 5)	860,850	896,943
Deferred financing costs net of accumulated amortization of $27,143 and $22,350 at 2006 and 2005, respectively	25,990	26,549
Other assets	42,964	41,957

Total assets	$3,924,228	$3,741,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$14,567	$13,730
Current maturities of long-term debt (note 8)	8,648	2,788
Accrued expenses (note 7)	69,940	66,151
Deferred income	17,824	14,945

Total current liabilities	110,979	97,614

Long-term debt (note 8)	1,981,820	1,573,538
Deferred income tax liabilities (note 11)	140,019	107,696
Asset retirement obligation (note 9)	141,503	135,538
Other liabilities	11,374	9,366

Total liabilities	2,385,695	1,923,752

Stockholders’ equity (note 13):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2006 and 2005	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized, 0 shares issued and outstanding at 2006 and 2005	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 91,796,429 and 90,409,282 shares issued and outstanding at 2006 and 2005, respectively	92	90
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,397,865 and 15,672,527 are issued and outstanding at 2006 and 2005, respectively	15	16
Additional paid-in-capital	2,250,716	2,196,691
Accumulated comprehensive income	2,253	—
Accumulated deficit	(315,072)	(353,793)
Cost of shares held in treasury, 7,460,750 shares and 544,770 shares in 2006 and 2005, respectively	(399,471)	(25,522)

Stockholders’ equity	1,538,533	1,817,482

Total liabilities and stockholders’ equity	$3,924,228	$3,741,234

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share data)

	2006	2005	2004
Net revenues	$1,120,091	$1,021,656	$883,510

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	390,561	353,139	302,157
General and administrative expenses (exclusive of depreciation and amortization)	198,187	176,099	158,161
Corporate expenses (exclusive of depreciation and amortization)	50,750	36,628	30,159
Depreciation and amortization (Note 10)	301,685	290,089	294,056
Gain on disposition of assets	(10,862)	(1,119)	(1,067)

	930,321	854,836	783,466

Operating income	189,770	166,820	100,044

Other expense (income):
Loss on extinguishment of debt	—	3,982	—
Interest income	(1,311)	(1,511)	(495)
Interest expense	112,955	90,671	76,079

	111,644	93,142	75,584

Income before income tax expense	78,126	73,678	24,460

Income tax expense (note 11)	34,227	31,899	11,305

Net income	43,899	41,779	13,155
Preferred stock dividends	365	365	365

Net income applicable to common stock	$43,534	$41,414	$12,790

Earnings per share:
Basic earnings per share	$0.42	$0.39	$0.12

Diluted earnings per share	$0.42	$0.39	$0.12

Weighted average common shares outstanding	102,720,744	105,605,873	104,041,030
Incremental common shares from dilutive stock options	774,778	483,884	530,453
Incremental common shares from convertible debt	—	—	—

Weighted average common shares assuming dilution	103,495,522	106,089,757	104,571,483

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	SERIES AA	CLASS A	CLASS A	CLASS B		ADD’L	ACCUMULATED
	PREF	PREF	CMN	CMN	TREASURY	PAID IN	COMPREHENSIVE	ACCUMULATED
	STOCK	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME	DEFICIT	TOTAL
Balance, December 31, 2003	$—	—	87	16	—	2,097,555	—	(407,997)	1,689,661
Issuance of 68,986 shares of common stock in acquisitions	—	—	1	—	—	4,271	—	—	4,272
Exercise of 865,443 shares of stock options	—	—	1	—	—	27,369	—	—	27,370
Conversion of 474,546 shares of Class B common stock to Class A stock	—	—	—	—	—	—	—	—	—
Issuance of 66,692 shares of common stock through employee purchase plan	—	—	—	—	—	2,254	—	—	2,254
Net income	—	—	—	—	—	—	—	13,155	13,155
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2004	$—	—	89	16	—	2,131,449	—	(395,207)	1,736,347
Issuance of 1,026,413 shares of common stock in acquisitions	—	—	1	—	—	43,313	—	—	43,314
Exercise of 552,781 shares of stock options	—	—	—	—	—	19,151	—	—	19,151
Issuance of 78,194 shares of common stock through employee purchase plan	—	—	—	—	—	2,778	—	—	2,778
Purchase of 544,770 shares of treasury stock	—	—	—	—	(25,522)	—	—	—	(25,522)
Net income	—	—	—	—	—	—	—	41,779	41,779
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2005	$—	—	90	16	(25,522)	2,196,691	—	(353,793)	1,817,482
Cumulative effect due to adoption of SAB108	—	—	—	—	—	—	—	(4,813)	(4,813)
Non-cash compensation	—	—		—	—	17,906	—	—	17,906
Exercise of 1,033,596 shares of stock options	—	—	1	—	—	32,806	—	—	32,807
Issuance of 78,889 shares of common stock through employee purchase plan	—	—	—	—	—	3,313	—	—	3,313
Conversion of 274,662 shares of Class B common stock to Class A common stock	—	—	1	(1)	—	—	—	—	—
Purchase of 6,915,980 shares of treasury stock	—	—	—	—	(373,949)	—	—	—	(373,949)
Comprehensive income:
Foreign currency translation	—	—	—	—	—	—	2,253	—	2,253
Net income	—	—	—	—	—	—		43,899	43,899

Comprehensive income	—	—	—	—	—	—	—	—	46,152

Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2006	$—	—	92	15	(399,471)	2,250,716	2,253	(315,072)	1,538,533

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$43,899	$41,779	$13,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301,685	287,212	294,056
Non-cash compensation	17,906	—	—
Amortization included in interest expense	4,793	5,335	5,330
Gain on disposition of assets	(10,862)	(1,119)	(1,067)
Loss on extinguishment of debt	—	3,982	—
Deferred income tax expenses	6,364	23,852	7,748
Provision for doubtful accounts	6,287	6,674	7,772
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(17,583)	(24,915)	(4,824)
Prepaid expenses	(4,780)	(448)	(2,509)
Other assets	2,145	(7,408)	(3,556)
Increase (decrease) in:
Trade accounts payable	837	3,318	1,600
Accrued expenses	11,004	10,155	5,693
Other liabilities	2,822	(1,160)	(234)

Cash flows provided by operating activities	364,517	347,257	323,164

Cash flows from investing activities:
Capital expenditures	(223,350)	(121,117)	(82,031)
Acquisitions	(227,649)	(145,228)	(189,540)
Increase in notes receivable	(1,331)	(7,175)	—
Proceeds from sale of property and equipment	13,434	5,550	7,824

Cash flows used in investing activities	(438,896)	(267,970)	(263,747)

Cash flows from financing activities:
Net proceeds from issuance of common stock	35,236	18,672	23,806
Cash used for purchase of treasury shares	(373,949)	(25,522)	—
Principle payments on long-term debt	(2,303)	(485,539)	(44,928)
Debt issuance costs	(4,328)	(5,315)	(1,526)
Net proceeds from note offerings and new notes payable	412,682	394,000	—
Dividends	(365)	(365)	(365)

Cash flows provided by (used in) financing activities	66,973	(104,069)	(23,013)

Effect of exchange rate changes in cash and cash equivalents	(217)	—	—

Net (decrease) increase in cash and cash equivalents	(7,623)	(24,782)	36,404

Cash and cash equivalents at beginning of period	19,419	44,201	7,797

Cash and cash equivalents at end of period	$11,796	$19,419	$44,201

Supplemental disclosures of cash flow information:
Cash paid for interest	$97,711	$78,097	$69,922

Cash paid for state and federal income taxes	$28,471	$3,365	$1,946

Common stock issuance related to acquisitions	$—	$43,314	$4,270

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1) Significant Accounting Policies
(a)	Nature of Business

Lamar Advertising Company (the Company) is engaged in the outdoor advertising business operating approximately 151,000 billboard advertising displays in 44 states, Canada and Puerto Rico. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, the Company operates a logo sign business in 19 states throughout the United States and Canada and a transit advertising business in 73 markets. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.

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

Under Statement of Financial Accounting Standards (SFAS) No. 142, (SFAS No. 142) Goodwill and Other Intangibles Goodwill is subject to an annual impairment test. The Company designated December 31 as the date of its annual goodwill impairment test. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. In accordance with the standard, the Company is required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. The fair value of each reporting unit exceeded its carrying amount at its annual impairment test dates on December 31, 2006 and December 31, 2005 therefore the Company was not required to recognize an impairment loss.

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

	2006	2005	2004
Net revenues	$5,461	5,766	5,490
Direct advertising expenses	2,802	2,972	3,124
General and administrative expenses	2,645	2,521	2,002
(h)	Income Taxes

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

Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 5,581,755 for the years ended December 31, 2006 and 2005 and 2004.

(j)	Stock Option Plan

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 1996 Equity Incentive Plan (1996 Plan) at December 31, 2005 and issuances under our Employee Stock Purchase Plan (ESPP) outstanding based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized during the year ended December 31, 2006 is $17,906 which consists of $7,561 resulting from the Company’s adoption of SFAS 123(R) and $10,345 related to stock grants, which were made under the Company’s performance-based stock incentive program in 2006. See Note 14 for information on the assumptions we used to calculate the fair value of stock-based compensation.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(j)	Stock Option Plan (continued)

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

The table below summarizes the impact on our results of operations for the year ended December 31, 2006 of outstanding stock options and stock grants under our 1996 Plan and issuances under our ESPP recognized under the provisions of SFAS 123(R):

Year Ended
December 31, 2006
Stock-based compensation expense:
Issuances under employee stock purchase plan	$728
Employee stock options	6,833
Performance-based stock awards	10,345
Income tax benefit	(4,531)

Net decrease in net income	$13,375

Decrease in earnings per common share:
Basic	$0.13
Diluted	$0.13
The following table illustrates the effect on net income and earnings per common share for the year ended December 31, 2005 and 2004 as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

	Year ended	Year ended
	December 31,	December 31,
	2005	2004
Net income applicable to common stock, as reported	$41,414	$12,790
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,013)	(8,834)

Pro forma net income applicable to common stock	36,401	3,956

Net income per common share — basic and diluted
Net income per share, as reported	$0.39	$0.12
Net income per share, pro forma	$0.34	$0.04

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

Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the dismantlement, removal, site reclamation and similar activities of its properties.

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
Year Ended December 31, 2006
During the twelve months ended December 31, 2006, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of approximately $227,649 in cash.
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

Total
Current assets	$6,141
Property, plant and equipment	77,433
Goodwill	62,656
Site locations	66,944
Non-competition agreements	661
Customer lists and contracts	18,428
Other assets	2,200
Current liabilities	(1,479)
Long term liabilities	(5,335)

$227,649

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Total acquired intangible assets for the year ended December 31, 2006 was $148,689, of which $62,656 was assigned to goodwill which is not subject to amortization. The remaining $86,033 of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $18,428 (7 year weighted average useful life), site locations of $66,944 (15 year weighted average useful life), and non-competition agreements of $661 (9.6 year weighted average useful life). Of the $62,656 of goodwill, approximately $50,886 is expected to be fully deductible for tax purposes. The aggregate amortization expense related to the 2006 acquisitions for the year ended December 31, 2006 was approximately $4,078.
The following unaudited pro forma financial information for the Company gives effect to the 2006 and 2005 acquisitions as if they had occurred on January 1, 2005. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2006	2005
Net revenues	$1,128,697	1,048,689
Net income applicable to common stock	41,649	37,630
Net income per common share — basic	$0.41	0.36
Net income per common share — diluted	$0.40	0.35
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

$200,490

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(3) Noncash Financing Activities
A summary of significant noncash financing activities for the years ended December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004
Issuance of Class A common stock in acquisitions	$—	43,314	4,270
(4) Property, Plant and Equipment
Major categories of property, plant and equipment at December 31, 2006 and 2005 are as follows:

	Estimated Life
	(Years)	2006	2005
Land	—	$178,942	115,449
Building and improvements	10 – 39	90,627	72,718
Advertising structures	5 – 15	2,055,236	1,911,429
Automotive and other equipment	3 – 7	108,172	91,847

		$2,432,977	2,191,443

(5) Goodwill and Other Intangible Assets
The following is a summary of intangible assets at December 31, 2006 and December 31, 2005.

	Estimated	2006		2005
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 – 10	$444,167	$380,374	$425,739	$344,125
Non-competition agreements	3 – 15	60,279	55,466	59,618	53,437
Site locations	15	1,262,525	474,151	1,195,581	391,926
Other	5 – 15	13,537	9,667	13,600	8,107

		1,780,508	919,658	1,694,538	797,595
Unamortizable Intangible Assets:
Goodwill		$1,611,341	$253,635	$1,548,685	$253,635
The changes in the gross carrying amount of goodwill for the year ended December 31, 2006 are as follows:

Balance as of December 31, 2005	$1,548,685
Goodwill acquired during the year	62,656
Impairment losses	—

Balance as of December 31, 2006	$1,611,341

The following is a summary of the estimated amortization expense for the next five years:

Year ended December 31, 2007	$48,036
Year ended December 31, 2008	$42,078
Year ended December 31, 2009	$39,553
Year ended December 31, 2010	$37,480
Year ended December 31, 2011	$35,285

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(6) Leases
The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built. The leases expire at various dates, and have varying options to renew and to cancel. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of December 31, 2006:

2007	$146,766
2008	123,905
2009	110,232
2010	95,494
2011	81,931
Thereafter	584,744
Rental expense related to the Company’s operating leases was $192,542, $178,387 and $160,808 for the years ended December 31, 2006, 2005 and 2004, respectively.
(7) Accrued Expenses
The following is a summary of accrued expenses at December 31, 2006 and 2005:

	2006	2005
Payroll	$12,692	11,888
Interest	35,845	25,840
Insurance benefits	9,169	9,337
Other	12,234	19,086

	$69,940	66,151

(8) Long-term Debt
Long-term debt consists of the following at December 31, 2006 and 2005:

	2006	2005
Bank Credit Agreement	$707,000	$495,000
2 7/8% Convertible notes	287,500	287,500
8% Unsecured subordinated notes	—	1,333
7 1/4% Senior subordinated notes	388,208	388,628
6 5/8% Senior Subordinated notes	400,000	400,000
6 5/8% Senior Subordinated Notes – Series B	200,922	—
Other notes with various rates and terms	6,838	3,865

	1,990,468	1,576,326
Less current maturities	(8,648)	(2,788)

Long-term debt, excluding current maturities	$1,981,820	$1,573,538

Long-term debt matures as follows:

2007	$8,648
2008	31,359
2009	46,370
2010	379,246
2011	159,996
Later years	1,364,849

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
On August 16, 2005, Lamar Media Corp., issued $400,000 6 5/8% Senior Subordinated Notes due 2015. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of our existing and any future subordinated debt of Lamar Media. These notes are redeemable at the Company’s option anytime on or after August 15, 2010. The Company may also redeem up to 35% of the aggregate principle amount of the notes using the proceeds from certain public equity offerings completed before August 15, 2008. The net proceeds from this issuance were used to reduce borrowings under Lamar Media’s bank credit facility.
On August 17, 2006, Lamar Media Corp. issued $216,000 6 5/8% Senior Subordinated Notes due 2015-Series B. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of our existing and any future subordinated debt of Lamar Media. These notes are redeemable at the Company’s option anytime on or after August 15, 2010. The Company may also redeem up to 35% of the aggregate principle amount of the notes using the proceeds from certain public equity offerings completed before August 15, 2008. The net proceeds from this issuance were used to reduce borrowings under Lamar Media’s bank credit facility and repurchase the Company’s Class A common stock pursuant to its repurchase plan.
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
On February 8, 2006, Lamar Media entered into a Series A Incremental Term Loan Agreement and obtained commitments from its lenders for a term loan of $37,000, which was funded on February 27, 2006. The available uncommitted incremental loan facility was thereby reduced to $463,000.
On October 5, 2006, we entered into a Series B Incremental Term Loan Agreement (the “Series B Incremental Loan Agreement”) and borrowed an additional $150,000 under the incremental portion of our bank credit facility. In conjunction with the Series B Incremental Loan Agreement, we also entered into an amendment to our bank credit facility to restore the amount of the incremental loan facility to $500,000 (which under its old terms would have been reduced by the Series B Incremental Loan and had been reduced by the earlier Series A Incremental Loan described above). The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion.
On December 21, 2006, Lamar Transit Advertising Canada Ltd. entered into a Series C Incremental Term Loan Agreement and obtained commitments from its lenders for a term loan of $20,000. The available uncommitted incremental loan facility was thereby reduced to $480,000.
The quarterly amortization of the Term facility is as follows:

Term
December 31, 2007 – September 30, 2009	$7,587.5
December 31, 2009 – September 30, 2011	22,762.5
December 31, 2011 – September 30, 2012	91,050.0
As of December 31, 2006, there was $100,000 outstanding under the revolving facility. The revolving facility terminates September 30, 2012

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
(9) Asset Retirement Obligation
The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2003	$123,217
Additions to asset retirement obligations	3,687
Accretion expense	10,204
Liabilities settled	(4,408)

Balance at December 31, 2004	$132,700
Additions to asset retirement obligations	1,612
Accretion expense	7,039
Liabilities settled	(5,813)

Balance at December 31, 2005	$135,538
Additions to asset retirement obligations	1,332
Accretion expense	8,561
Liabilities settled	(3,928)

Balance at December 31, 2006	$141,503

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(10) Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amount of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Year ended December 31,
	2006	2005	2004
Direct expenses	$286,041	276,977	279,735
General and administrative expenses	6,902	6,870	8,403
Corporate expenses	8,742	6,242	5,918

	$301,685	290,089	294,056

(11) Income Taxes
Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004, consists of:

	Current	Deferred	Total
Year ended December 31, 2006:
U.S. federal	$22,492	6,973	29,465
State and local	4,637	(664)	3,973
Foreign	734	55	789

	$27,863	6,364	34,227

Year ended December 31, 2005:
U.S. federal	$2,500	22,504	25,004
State and local	2,530	1,221	3,751
Foreign	3,017	127	3,144

	$8,047	23,852	31,899

Year ended December 31, 2004:
U.S. federal	$—	5,621	5,621
State and local	3,557	1,339	4,896
Foreign	—	788	788

	$3,557	7,748	11,305

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2006, 2005 and 2004, differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent for 2006 and 2005 and 34 percent for 2004, to income before income taxes as follows:

	2006	2005	2004
Computed expected tax expense	$27,344	25,787	8,316
Increase (reduction) in income taxes resulting from:
Book expenses not deductible for tax purposes	4,078	4,012	825
Amortization of non-deductible goodwill	27	26	2
State and local income taxes, net of federal income tax benefit	2,583	2,438	3,231
Other differences, net	195	(364)	(1,069)

	$34,227	31,899	11,305

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
Current deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$4,761	2,316
Accrued liabilities not deducted for tax purposes	1,508	1,609
Net operating loss carryforward	10,210	—
Tax credits	17,369	—
Other	376	3,203

Net current deferred tax asset	$34,224	7,128

Non-current deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$(6,849)	(10,893)
Intangibles, due to differences in amortizable lives	(243,145)	(244,712)
Undistributed earnings of foreign subsidiaries	(159)	—
Investments in partnerships	(394)	—

	(250,547)	(255,605)

Non-current deferred tax assets:
Plant and equipment, due to basis differences on acquisitions and costs capitalized for tax purposes	29,812	34,080
Investment in affiliates and plant and equipment, due to gains recognized for tax purposes and deferred for financial reporting purposes	2,302	931
Accrued liabilities not deducted for tax purposes	13,754	3,232
Net operating loss carryforward	15,138	69,955
Asset retirement obligation	40,799	35,289
Tax credits	8,688	3,319
Other, net	35	1,103

Non-current deferred tax assets	110,528	147,909

Net non-current deferred tax liability	$(140,019)	(107,696)

As of December 31, 2006, the Company had deferred tax assets for U.S. federal net operating losses of $46,295, and state net operating losses of $182,536, which expire through 2024. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
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
In October 1995 and in March 1996, the Company repurchased 3.6% and 12.9%, respectively, of its then outstanding Class A common stock (1,220,500 and 3,617,884 shares, respectively) from certain of its existing stockholders, directors and employees for an aggregate purchase price of approximately $4,000. The term of the March 1996 repurchase entitled the selling stockholders to receive additional consideration from the Company in the event that the Company consummated a public offering of its Class A common stock at a higher price within 24 months of the repurchase. In satisfaction of that obligation, upon completion of the Company’s initial public offering, the Company paid the selling stockholders an aggregate of $5,000 in cash from the proceeds and issued them $20,000 aggregate principal amount of ten year subordinated notes. As of December 31, 2006 and 2005, the outstanding balance of the ten year subordinated notes was $0, and $1,333, respectively. The Company’s current executive officers did not hold any of the ten year subordinated notes described above. Interest expense during the years ended December 31, 2006, 2005 and 2004, related to the ten year subordinated notes was $40, $193 and $354, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Prior to 1996, the Company entered into various related party transactions for the purchase and sale of advertising structures whereby any resulting gains were deferred at that date. As of December 31, 2006 and 2005, the deferred gains related to these transactions were $1,001 and are included in deferred income on the balance sheets. No gains related to these transactions have been realized in the Statement of Operations for the years ended December 31, 2006, 2005 and 2004.
In addition, the Company had receivables from employees of $240 and $49 at December 31, 2006 and 2005, respectively. These receivables are primarily relocation loans for employees. The Company does not have any receivables from its current executive officers.
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
The Company also has a lease arrangement with Deanna Enterprises, LLC (formerly Reilly Enterprises, LLC), which Kevin P. Reilly Sr. controls, for the use of an airplane. The Company paid a monthly fee plus expenses which entitled the Company to 6.67 hours of flight time, with any unused portion carried over into the next month. This agreement was amended in October 2004, whereby the Company would pay $100 per year for 125 guaranteed flight hours. Total fees paid under these arrangements for fiscal 2006, 2005 and 2004 were approximately $106, $104 and $70, respectively.
(13) Stockholders’ Equity
On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock. The Class A preferred stock, par value $638, was exchanged for the new Series AA preferred stock and no shares of Class A preferred stock are currently outstanding. The new Series AA preferred stock and the Class A preferred stock rank senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock and Class A preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock and the Class A preferred stock are also entitled to receive, on a pari pasu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2006 was $3,649. The Series AA preferred stock and the Class A preferred stock are identical, except that the Series AA preferred stock is entitled to one vote per share and the Class A preferred stock is not entitled to vote.
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
In November 2005, the Company announced that its Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. The Company completed this repurchase plan in July 2006, repurchasing a total of 4,851,947 shares of its Class A Common Stock. In August 2006, Lamar announced a second repurchase plan program of up to $250,000 of the Company’s Class A common stock to be repurchased from time to time over a period not to exceed 18 months. As of December 31, 2006, the Company has purchased approximately 2,608,803 shares for an aggregate purchase price of $149,326.
In addition to the $100,674 of repurchase capacity that currently remains under the 2006 plan, the Company’s board of directors announced on February 22, 2007 approval of a new stock repurchase program of up to $500,000 of the Company’s Class A common stock over a period not to exceed 24 months. The share repurchases may be made on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by Lamar’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for future use for general corporate and other purposes.
(14) Stock Compensation Plans
Equity Incentive Plan. Lamar’s 1996 Equity Incentive Plan has reserved 10 million shares of common stock for issuance to directors and employees, including options granted and common stock reserved for issuance under its performance-based incentive program. Options granted under the plan expire ten years from the grant date with vesting terms ranging from three to five years which primarily includes 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market.
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under SFAS 123(R), which is the same valuation technique we previously used for pro forma disclosures under SFAS 123. The Black-Scholes-Merton option pricing model incorporates various highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option exercise activity existed among vesting schedules. Therefore, for all stock options granted after January 1, 2006, we have categorized these awards into two groups of vesting 1) 5-year cliff vest and 2) 4-year graded vest, for valuation purposes. We have determined there were no meaningful differences in employee activity under our ESPP due to the nature of the plan.
We estimate the expected term of options granted using an implied life derived from the results of a hypothetical mid-point settlement scenario, which incorporates our historical exercise, expiration and post-vesting employment termination patterns, while accommodating for partial life cycle effects. We believe these estimates will approximate future behavior.
We estimate the expected volatility of our Class A common stock at the grant date using a blend of 75% historical volatility of our Class A common stock and 25% implied volatility of publicly traded options with maturities greater than six months on our Class A common stock as of the option grant date. Our decision to use a blend of historical and implied volatility was based upon the volume of actively traded options on our common stock and our belief that historical volatility alone may not be completely representative of future stock price trends.
Our risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. As of December 31, 2006, we have never paid any cash dividends on our Class A common stock. Therefore, we assumed an expected dividend yield of zero.

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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2006	0%	30%	5%	7
2005	0%	43%	4%	7
2004	0%	46%	4%	6
Information regarding the 1996 Plan for the year ended December 31, 2006 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Contractual
	Shares	Price	Life
Outstanding, beginning of year	3,937,782	$34.72
Granted	90,500	51.45
Exercised	(1,033,596)	31.71
Canceled	(30,000)	41.58

Outstanding, end of year	2,964,686	$36.21	5.25

Exercisable at end of year	1,995,386	$34.93	4.31

No stock appreciation rights or shares of restricted stock have been granted under the 1996 Plan.
At December 31, 2006 there was $10,127 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 1.9 years.
Shares available for future stock option and restricted share grants to employees and directors under existing plans were 2,199,384 at December 31, 2006. The aggregate intrinsic value of options outstanding as of December 31, 2006 was $86,523, and the aggregate intrinsic value of options exercisable was $60,788. Total intrinsic value of options exercised was $23,411 for the year ended December 31, 2006.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following table summarizes our nonvested stock option activity for year ended December 31, 2006:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested stock options at the beginning of the period	1,289,966	$17.59
Granted	90,500	22.61
Vested	(381,166)	19.84
Canceled	(30,000)	23.71

Nonvested stock options at the end of the period	969,300	$18.48

Stock Purchase Plan. On May 25, 2000, the stockholders approved the 2000 Employee Stock Purchase Plan whereby 500,000 shares of the Company’s Class A common stock have been reserved for issuance under the Plan. Under this plan, eligible employees may purchase stock at 85% of the fair market value of a share on the offering commencement date or the respective purchase date whichever is lower. Purchases are limited to ten percent of an employee’s total compensation. The initial offering under the Plan commenced on April 1, 2000 with a single purchase date on June 30, 2000. Subsequent offerings shall commence each year on July 1 with a termination date of December 31 and purchase dates on September 30 and December 31; and on January 1 with a termination date on June 30 and purchase dates on March 31 and June 30. In accordance with the Plan, the number of shares available for issuance under the plan is increased at the beginning of each fiscal year by the lesser of $500,000 shares or one tenth of 1% of the total of shares outstanding or a lessor amount determined by the board of directors.
Lamar’s 2000 Employee Stock Purchase Plan has reserved 924,000 shares of common stock for issuance to employees. The following is a summary of ESPP share activity for the twelve months ended December 31, 2006:

Shares
Available for future purchases, January 1, 2006	548,560
Purchases	(78,889)

Available for future purchases, December 31, 2006	469,671

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers and employees under our 1996 plan based on certain Company performance measures for fiscal 2006. The number of shares to be issued; if any, will be dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2006 results and will be issued in the first quarter of 2007. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. The Company has not awarded any performance shares in the twelve months ended December 31, 2006. Based on the Company’s performance measures achieved through December 31, 2006, the Company has accrued $10,345 as compensation expense related to these agreements.
(15) Adoption of Staff Accounting Bulletin No. 108
As discussed under New Accounting Pronouncements in Note 22, in September 2006, the SEC released SAB 108. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. In accordance with SAB 108, the Company has adjusted beginning accumulated deficit for 2006 in the accompanying consolidated financial statements for the items described below. The Company considers these adjustments to be immaterial to prior periods.
Review of Logo Sign Depreciation Policies
The Company adjusted its beginning accumulated deficit for fiscal 2006 related to a correction in the historical depreciation of logo signs related to its state contracts. The Company had historically depreciated its logo signs over a 15 year life. In a majority of cases the 15 year life was consistent with the contract term, including renewals, if applicable. As a result of a Company review, it was determined that some of the state sign contracts had contractual life of less than 15 years, including renewals, if any. The Company recorded an adjustment to beginning accumulated deficit of $4,813, net of tax for this matter. The adjustment to depreciation should have been recorded over the period from 1996 through 2005.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Management does not believe that the net effects of this adjustment were material, either quantitatively or qualitatively, in any of the years covered by the review.
The impact of the item noted above, net of tax, on 2006 beginning balances are presented below:

	Logos
	Depreciation
	Practices	Total
Accumulated depreciation and amortization	$7,839	$7,839
Deferred income tax liabilities	(3,026)	(3,026)
Accumulated deficit	(4,813)	(4,813)

	$—	—

(16) Benefit Plans
The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2006, the Company maintained $8,823 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.
Savings and Profit Sharing Plan
The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company matches 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company’s matched contributions for the years ended December 31, 2006, 2005 and 2004 were $2,752, $2,537 and $2,254 respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Deferred Compensation Plan
The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers have attained the age of 30 and have a minimum of 10 years of Lamar service and satisfying additional eligibility guidelines are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the Plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. The Company has contributed $802, $754 and $727 to the Plan during the years ended December 31, 2006, 2005 and 2004, respectively.
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
(17) Commitment and Contingencies
In August 2002, a jury verdict was rendered in a lawsuit filed against the Company in the amount of $32 in compensatory damages and $2,245 in punitive damages. As a result of the verdict, the Company recorded a $2,277 charge in its operating expenses during the quarter ended September 30, 2002. In May 2003, the Court ordered a reduction to the punitive damage award, which was subject to the plaintiff’s consent. The plaintiff rejected the reduced award and the Court ordered a new trial. Based on legal analysis, management believes the best estimate of the Company’s potential liability related to this claim is currently $376. It is anticipated that a new trial with respect to punitive damages will take place in December 2007.
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management , the ultimate disposition of the these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
(18) Summarized Financial Information of Subsidiaries
Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the Guarantors) are not included herein because neither the Company nor Lamar Media has any independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiaries that are not guarantors are considered to be minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indenture relating to Lamar Media’s outstanding notes. As of December 31, 2006 and 2005, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $407,894 and $675,264, respectively.
(19) Disclosures About Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005. The fair value of the financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,981,820	$2,079,602	$1,573,538	$1,606,726

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
(20) Subsequent Event
The Company’s board of directors declared a special dividend of $3.25 per share of Common Stock. The dividend will be paid on March 30, 2007 to stockholders of record on March 22, 2007. As of February 20, 2007, Lamar had approximately 84 million shares of Class A Common Stock and 16 million shares of Class B Common Stock outstanding. The Class B Common Stock is convertible into Class A Common Stock on a one-for-one-basis at the option of its holder.
Pursuant to the terms of the Company’s 2 7/8% Convertible Notes due 2010 (the “notes”), the conversion rate of the notes currently in effect will be increased effective immediately prior to the opening of business on March 23, 2007 based on the full amount of the special dividend as specified under the indenture governing the notes.
(21) Quarterly Financial Data (Unaudited)

	Year 2006 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$253,333	$287,577	$292,038	$287,143
Net revenues less direct advertising expenses	158,124	191,162	193,488	186,756
Net income applicable to common stock	1,449	18,281	16,748	7,056
Net income per common share basic	0.01	0.18	0.16	0.07
Net income per common share – diluted	0.01	0.18	0.16	0.07

	Year 2005 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$232,829	$264,743	$265,594	$258,490
Net revenues less direct advertising expenses	148,353	177,999	175,669	166,496
Net income applicable to common stock	4,944	18,653	11,990	5,827
Net income per common share basic	0.05	0.18	0.11	0.06
Net income per common share – diluted	0.05	0.18	0.11	0.05
(22) New Accounting Pronouncements
In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, Statement 157 does not require any new fair value measurements. However, for some entities, the application of Statement 157 will change current practice. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. We are assessing the impact of Statement 157 which is not expected to have a material impact on our financial position, results or operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. The SAB requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when qualifying errors in current-year financial statements. The SAB does not change the SEC staff’s previous guidance on evaluating the materiality of errors. The SAB allows registrants to record the effects of adopting the guidance as a cumulative effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006. We will follow the guidance prescribed in SAB No. 108, the effect of which is discussed in Note 15 to the financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). This Statement is effective for fiscal years beginning after December 15, 2006, and thus will be adopted during the first quarter of 2007. FIN 48 provides a two-step approach to recognize and measure tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e. a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. We have assessed the effect of the adoption of FIN 48 and have concluded that the effect of the adoption did not have a material impact on our consolidated financial statements.

SCHEDULE 2
Lamar Advertising Company
Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period
Year ended December 31, 2006
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$6,000	6,287	5,887	6,400
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$1,051,230	122,063	—	1,173,293
Year ended December 31, 2005
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$5,000	7,674	6,674	6,000
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$923,944	136,383	9,097	1,051,230
Year ended December 31, 2004
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	7,772	7,686	5,000
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$800,062	123,882	—	923,944

LAMAR MEDIA CORP.
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting
The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Lamar Media’s management assessed the effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control Integrated Framework. Based on this assessment, Lamar Media’s management has concluded that, as of December 31, 2006, Lamar Media’s internal control over financial reporting is effective based on those criteria.
KPMG LLP, the independent registered public accounting firm that audited Lamar Media’s financial statements included in this annual report, has issued an attestation report on management’s assessment of Lamar Media’s internal control over financial reporting. This report appears on page 60 of this combined Annual Report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Media Corp.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Lamar Media Corp. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Media Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Lamar Media Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Lamar Media Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006 and the financial statement schedule as listed in the accompanying index, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP KPMG LLP

New Orleans, Louisiana February 28, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Media Corp.:
We have audited the consolidated financial statements of Lamar Media Corp. and subsidiaries as listed in the accompanying index (the Company). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Media Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.
As discussed in notes 1(j) and 14 to the consolidated financial statements of Lamar Advertising Company, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment. As discussed in note 15 to the consolidated financial statements of Lamar Advertising Company, the Company changed its method of quantifying errors in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP KPMG LLP

New Orleans, Louisiana
February 28, 2007

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005
(In thousands, except share and per share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,796	$19,419
Receivables, net of allowance for doubtful accounts of $6,400 and $6,000 in 2006 and 2005	127,552	114,733
Prepaid expenses	38,215	35,763
Deferred income tax assets (note 6)	26,884	7,128
Other current assets	18,095	14,344

Total current assets	222,542	191,387

Property, plant and equipment	2,432,977	2,191,443
Less accumulated depreciation and amortization	(1,027,029)	(902,138)

Net property, plant and equipment	1,405,948	1,289,305

Goodwill (note 3)	1,347,775	1,285,807
Intangible assets (note 3)	860,237	896,328
Deferred financing costs net of accumulated amortization of $15,744 and $7,923 as of 2006 and 2005 respectively	20,186	17,977
Other assets	39,299	36,251

Total assets	$3,895,987	$3,717,055

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$14,567	$13,730
Current maturities of long-term debt (note 5)	8,648	2,788
Accrued expenses (note 4)	77,612	56,814
Deferred income	17,824	14,945

Total current liabilities	118,651	88,277

Long-term debt (note 5)	1,981,820	1,573,538
Deferred income tax liabilities (note 6)	148,310	138,642
Asset retirement obligation	141,503	135,538
Other liabilities	13,236	11,344

Total liabilities	2,403,520	1,947,339

Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2006 and 2005	—	—
Additional paid-in-capital	2,444,485	2,390,458
Accumulated comprehensive income	2,253	—
Accumulated deficit	(954,271)	(620,742)

Stockholder’s equity	1,492,467	1,769,716

Total liabilities and stockholder’s equity	$3,895,987	$3,717,055

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Net revenues	$1,120,091	$1,021,656	$883,510

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	390,561	353,139	302,157
General and administrative expenses (exclusive of depreciation and amortization)	198,187	176,099	158,161
Corporate expenses (exclusive of depreciation and amortization)	49,729	36,163	29,795
Depreciation and amortization	301,685	290,089	294,056
Gain on disposition of assets	(10,862)	(1,119)	(1,067)

	929,300	854,371	783,102

Operating income	190,791	167,285	100,408

Other expense (income):
Loss on extinguishment of debt	—	3,982	—
Interest income	(1,311)	(1,511)	(495)
Interest expense	111,117	81,856	64,920

	109,806	84,327	64,425

Income before income tax expense	80,985	82,958	35,983

Income tax expense (note 6)	35,753	35,488	11,764

Net income	$45,232	$47,470	$24,219

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity and Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share data)

		Additional	Accumulated
	Common	Paid-In	Comprehensive	Accumulated
	Stock	Capital	Income	Deficit	Total
Balance, December 31, 2003	$—	2,333,951	—	(379,409)	1,954,542
Contribution from parent	—	9,978	—	—	9,978
Net income	—	—	—	24,219	24,219

Balance, December 31, 2004	—	2,343,929	—	(355,190)	1,988,739
Contribution to parent	—	46,529	—	—	46,529
Net income	—	—	—	47,470	47,470
Dividend to parent	—	—	—	(313,022)	(313,022)

Balance, December 31, 2005	—	2,390,458	—	(620,742)	1,769,716
Cumulative effect due to adoption of SAB 108	—	—		(4,813)	(4,813)
Contribution from parent	—	54,027	—	—	54,027
Comprehensive income:
Foreign currency translations	—	—	2,253	—	2,253
Net income	—	—	—	45,232	45,232

Net comprehensive income	—	—	—	—	47,535

Dividend to parent	—	—	—	(373,948)	(373,948)

Balance, December 31, 2006	—	2,444,485	2,253	(954,271)	1,492,467

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$45,232	$47,470	$24,219
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	301,685	287,212	294,056
Non-cash compensation	17,906	—	—
Amortization included in interest expense	2,955	2,719	2,437
Gain on disposition of assets	(10,862)	(1,119)	(1,067)
Loss on extinguishment of debt	—	3,982	—
Deferred income tax expenses (benefit)	(8,951)	27,440	8,207
Provision for doubtful accounts	6,287	6,674	7,772
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(17,583)	(24,915)	(4,824)
Prepaid expenses	(4,780)	(448)	(2,509)
Other assets	6,696	(426)	11,731
Increase (decrease) in:
Trade accounts payable	837	3,318	1,600
Accrued expenses	27,846	4,452	4,351
Other liabilities	(21,908)	8,202	(234)

Cash flows provided by operating activities	345,360	364,561	345,739

Cash flows from investing activities:
Capital expenditures	(223,350)	(120,114)	(81,165)
Acquisitions	(227,649)	(145,228)	(189,540)
Increase in notes receivable	(1,331)	(7,175)	—
Proceeds from sale of property and equipment	13,434	5,550	7,824

Cash flows used in investing activities	(438,896)	(266,967)	(262,881)

Cash flows from financing activities:
Increase in notes payable	—	287,500	—
Principal payments on long-term debt	(2,303)	(485,539)	(44,928)
Debt issuance costs	(4,328)	(5,315)	(1,526)
Net proceeds from note offerings and new notes payable	412,682	394,000	—
Dividends to parent	(373,948)	(313,022)	—
Contributions from parent	54,027	—	—

Cash flows provided by (used in) financing activities	86,130	(122,376)	(46,454)

Effect of exchange rate changes in cash and cash equivalents	(217)	—	—

Net (decrease) increase in cash and cash equivalents	(7,623)	(24,782)	36,404

Cash and cash equivalents at beginning of period	19,419	44,201	7,797

Cash and cash equivalents at end of period	$11,796	$19,419	$44,201

Supplemental disclosures of cash flow information:
Cash paid for interest	$97,711	$71,898	$65,747

Cash paid for state and federal income taxes	$28,471	$3,365	$1,946

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1) Significant Accounting Policies
(a) Nature of Business
Lamar Media Corp. is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media Corp. is engaged in the outdoor advertising business operating approximately 151,000 outdoor advertising displays in 44 states. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.
In addition, Lamar Media operates a logo sign business in 19 states throughout the United States, Canada and Puerto Rico. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.
Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 4, 6, 9, 10, 13, 14, 15, 16, 17, 19 and 20 and portions of notes 1 and 12 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this Annual Report are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.
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
(2) Noncash Financing Activities
A summary of significant noncash financing activities for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Parent company stock contributed for acquisitions	$—	43,314	4,270
(3) Goodwill and Other Intangible Assets
The following is a summary of intangible assets at December 31, 2006 and December 31, 2005.

	Estimated	2006		2005
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 – 10	444,167	380,374	425,739	344,125
Non-competition agreements	3 – 15	60,279	55,466	59,618	53,437
Site locations	15	1,262,525	474,151	1,195,581	391,926
Other	5 – 15	12,941	9,684	13,002	8,124

		1,779,912	919,675	1,693,940	797,612

Unamortizable Intangible Assets:
Goodwill		$1,600,541	$252,766	$1,538,573	$252,766

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The changes in the gross carrying amount of goodwill for the year ended December 31, 2006 are as follows:

Balance as of December 31, 2005	$1,538,573
Goodwill acquired during the year	61,968
Impairment losses	—

Balance as of December 31, 2006	$1,600,541

(4) Accrued Expenses
The following is a summary of accrued expenses at December 31, 2006 and 2005:

	2006	2005
Payroll	$12,692	11,889
Interest	35,845	25,840
Other	29,075	19,085

	$77,612	56,814

(5) Long-term Debt
Long-term debt consists of the following at December 31, 2006 and 2005:

	2006	2005
7 1/4% Senior subordinated notes	$388,208	388,628
Mirror note to parent	287,500	287,500
Bank Credit Agreement	707,000	495,000
8% Unsecured subordinated notes	—	1,333
6 5/8% Senior subordinated notes	400,000	400,000
6 5/8% Senior subordinated notes – Series B	200,922	—
Other notes with various rates and terms	6,838	3,865

	1,990,468	1,576,326
Less current maturities	(8,648)	(2,788)

Long-term debt excluding current maturities	$1,981,820	1,573,538

Long-term debt matures as follows:

2007	$8,648
2008	31,359
2009	46,370
2010	379,246
2011	159,996
Later years	1,364,849
(6) Income Taxes
Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004, consists of:

	Current	Deferred	Total
Year ended December 31, 2006:
U.S. federal	$39,333	(8,338)	30,995
State and local	4,637	(667)	3,970
Foreign	734	54	788

	$44,704	(8,951)	35,753

Year ended December 31, 2005:
U.S. federal	$2,500	26,111	28,611
State and local	2,530	1,203	3,733
Foreign	3,017	127	3,144

	$8,047	27,441	35,488

Year ended December 31, 2004:
U.S. federal	$—	11,314	11,314
State and local	3,557	(3,895)	(338)
Foreign	—	788	788

	$3,557	8,207	11,764

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2006, 2005 and 2004, differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent for 2006 and 2005 and 2004, to income before income taxes as follows:

	2006	2005	2004
Computed expected tax expense	$28,345	29,035	12,234
Increase (reduction) in income taxes resulting from:
Book expenses not deductible for tax purposes	4,119	4,012	825
Amortization of non-deductible goodwill	24	24	(3)
State and local income taxes, net of federal income tax benefit	2,581	2,427	(223)
Other differences, net	684	(10)	(1,069)

	$35,753	35,488	11,764

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
Current deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$4,445	$2,316
Tax credits	20,238	—
Accrued liabilities not deducted for tax purposes	1,508	1,609
Other	693	3,203

Net current deferred tax asset	26,884	7,128

Non-current deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(6,850)	(10,893)
Intangibles, due to differences in amortizable lives	(242,531)	(244,127)
Undistributed earnings of foreign subsidiary	(159)	—
Investment in partnership	(394)	—

	(249,934)	(255,020)
Non-current deferred tax assets:
Plant and equipment, due to basis differences on acquisitions and costs capitalized for tax purposes	29,812	34,080
Investment in affiliates and plant and equipment, due to gains recognized for tax purposes and deferred for financial reporting purposes	2,301	931
Accrued liabilities not deducted for tax purposes	13,754	3,232
Net operating loss carryforward	13,857	38,424
Asset retirement obligation	40,798	35,289
Tax credits	1,065	—
Other, net	37	4,422

	101,624	116,378

Net non-current deferred tax liability	$(148,310)	$(138,642)

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
As of December 31, 2006, there was a payable to Lamar Advertising Company, its parent, in the amount of $1,862 and at December 31, 2005 there was a receivable from Lamar Advertising of $1,979.
Effective December 31, 2006, Lamar Advertising Company contributed $54,027 to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.
(8) Quarterly Financial Data (Unaudited)

	Year 2006 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$253,333	$287,577	$292,038	$287,143
Net revenues less direct advertising expenses	158,124	191,162	193,488	186,756
Net income	1,905	18,831	17,290	7,206

	Year 2005 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$232,829	$264,743	$265,594	$258,490
Net revenues less direct advertising expenses	148,353	177,999	175,669	166,496
Net income	6,843	20,734	13,916	5,977

SCHEDULE 2
Lamar Media Corp.
and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	Balance at	Charged to		Balance
	Beginning of	Costs and		at end
	Period	Expenses	Deductions	of Period
Year Ended December 31, 2006
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$6,000	6,287	5,887	6,400
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$1,050,378	122,063	—	1,172,441
Year Ended December 31, 2005
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$5,000	7,674	6,674	6,000
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$923,075	133,519	6,216	1,050,378
Year Ended December 31, 2004
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	7,772	7,686	5,000
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$799,176	123,899	—	923,075

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Lamar Advertising Company
None
Lamar Media Corp.
None
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2006. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2006, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.
Management’s Report on Internal Control Over Financial Reporting
Lamar Advertising Company
The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 31 of this combined Annual Report and is incorporated herein by reference. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is set forth on page 32 of this combined Annual Report and is incorporated herein by reference.
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
Lamar Media Corp.
Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 59 of this combined Annual Report and is incorporated herein by reference. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of Lamar Media’s internal control over financial reporting, which is set forth on page 60 of this combined Annual Report and is incorporated herein by reference.
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
Lamar Media Corp.
None

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.
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

LAMAR ADVERTISING COMPANY
February 28, 2007	By:	/s/ Kevin P. Reilly, Jr.
Kevin P. Reilly, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr. Kevin P. Reilly, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	2/28/07

/s/ Keith A. Istre Keith A. Istre	Chief Financial Officer (Principal Financial and Accounting Officer)	2/28/07

/s/ Wendell S. Reilly Wendell S. Reilly	Director	2/28/07

/s/ Stephen P. Mumblow Stephen P. Mumblow	Director	2/28/07

/s/ John Maxwell Hamilton John Maxwell Hamilton	Director	2/28/07

/s/ Thomas Reifenheiser Thomas Reifenheiser	Director	2/28/07

/s/ Anna Reilly Anna Reilly	Director	2/28/07

/s/ Robert M. Jelenic Robert M. Jelenic	Director	2/28/07

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.
February 28, 2007	By:	/s/ Kevin P. Reilly, Jr.
Kevin P. Reilly, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr. Kevin P. Reilly, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	2/28/07

/s/ Sean E. Reilly Sean E. Reilly	Chief Operating Officer, Vice President and Director	2/28/07

/s/ Keith A. Istre Keith A. Istre	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	2/28/07

/s/ T. Everett Stewart, Jr. T. Everett Stewart, Jr.	Director	2/28/07

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

3(a)	Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on February 22, 2006 and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999, and incorporated herein by reference.

3(c)(1)	Amended and Restated Certificate of Incorporation of Lamar Media.	Previously filed as Exhibit 3.1 to Lamar Media’s Registration Statement on Form S-1/A (File No. 333-05479) filed on July 31, 1996, and incorporated herein by reference.

3(c)(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lamar Media.	Previously filed as Exhibit 3.2 to Lamar Media’s Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 1-12407) filed on March 30, 1998, and incorporated herein by reference.

3(c)(3)	Amendment to Amended and Restated Certificate of Incorporation of Lamar Media, as set forth in the Agreement and Plan of Merger dated as of July 20, 1999 among Lamar Media Corp., Lamar New Holding Co., and Lamar Holdings Merge Co.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

3(d)	Amended and Restated Bylaws of Lamar Media.	Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999, and incorporated herein by reference.

4(a)	Specimen certificate for the shares of Class A common stock of the Company.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

4(b)	Indenture dated as of September 24, 1986 relating to the Company’s 8% Unsecured Subordinated Debentures, including the form of Note.	Previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4(c)(1)	Indenture dated May 15, 1993 relating to the Company’s 11% Senior Secured Notes due May 15, 2003, including the form of Subordinated Note.	Previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4(c)(2)	Form of Subordinated Note.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4(c)(3)	First Supplemental Indenture dated as of July 30, 1996 relating to the Company’s 11% Senior Secured Notes due May 15, 2003.	Previously filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1(File No. 333-05479), and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

4(c)(4)	Form of Second Supplemental Indenture in the form of an Amended and Restated Indenture dated as of November 8, 1996 relating to the Company’s 11% Senior Secured Notes due May 15, 2003.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-12407) filed on November 15, 1996, and incorporated herein by reference.

4(c)(5)	Notice of Trustee dated November 8, 1996 with respect to the release of the security interest in the Trustee on behalf of the holders of the Company’s 11% Senior Secured Notes due May 15, 2003.	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-12407) filed on November 15, 1996, and incorporated herein by reference.

4(d)(1)	Indenture dated as of December 23, 2002 between Lamar Media, certain subsidiaries of Lamar Media, as guarantors and Wachovia Bank of Delaware, National, as trustee for the 7 1/4% Notes due 2013, including the form of 7 1/4% Note.	Previously filed as Exhibit 4.1 to Lamar Media’s Current Report on Form 8-K (File No. 0-20833) filed on December 27, 2002, and incorporated herein by reference.

4(d)(2)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated as of June 9, 2003.	Previously filed as Exhibit 4.31 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-107427) filed on July 29, 2003, and incorporated herein by reference.

4(d)(3)	Supplemental Indenture to the Indenture dated December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated October 7, 2003.	Previously filed as Exhibit 4.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) filed on November 5, 2003, and incorporated herein by reference.

4(d)(4)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, Lamar Canadian Outdoor Company and Wachovia Bank of Delaware, National Association, as Trustee, dated as of April 5, 2004.	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-30242) filed on August 6, 2004, and incorporated herein by reference.

4(d)(5)	Supplemental Indenture to Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated as of January 19, 2005.	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 0-30242) filed on May 6, 2005, and incorporated herein by reference.

4(d)(6)	Release of Guaranty under the Indenture dated as of December 23, 2002 between Lamar Media, certain of its subsidiaries named therein, and Wachovia Bank of Delaware, National Association, as Trustee, by the Trustee, dated as of December 30, 2005.	Previously filed as Exhibit 4.19 to Lamar Media’s Annual Report on Form 10-K for fiscal year ended December 31, 2005 (File No. 1-12407) filed on March 15, 2006, and incorporated herein by reference.

4(e)(1)	Indenture dated as of June 16, 2003 between the Company and Wachovia Bank of Delaware, National Association, as Trustee.	Previously filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 0-30242) filed on August 13, 2003, and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

4(e)(2)	First Supplemental Indenture to the Indenture dated as of June 16, 2003 between the Company and Wachovia Bank of Delaware, National Association, as Trustee, dated as of June 16, 2003.	Previously filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 0-30242) filed on August 13, 2003, and incorporated herein by reference.

4(f)(1)	Indenture dated as of August 16, 2005 between Lamar Media, the guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee for the 6 5/8% Senior Subordinated Note Due 2015, including the form of Note.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2005, and incorporated herein by reference.

4(f)(2)	Release of Guaranty under the Indenture dated as of August 16, 2005 between Lamar Media, the guarantors named therein, and The Bank of New York Trust Company, N.A., as Trustee, by the Trustee, dated as of December 30, 2005.	Previously filed as Exhibit 4.20 to Lamar Media’s Annual Report on Form 10-K for fiscal year ended December 31, 2005 (File No. 1-12407) filed on March 15, 2006, and incorporated herein by reference.

4(f)(3)	First Supplemental Indenture to the Indenture dated as of August 16, 2005, among Lamar Media Corp., the Guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of December 11, 2006.	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (file No. 0-30242) filed on December 14, 2006, and incorporated herein by reference.

4(g)(1)	Indenture, dated as of August 17, 2006, between Lamar Media, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, related to the 6 5/8% Senior Subordinated Notes due 2015-Series B, including the form of Note.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006, and incorporated herein by reference.

10(a)(1)*	Lamar 1996 Equity Incentive Plan, as amended, as adopted by the Board of Directors on February 23, 2006.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 28, 2006, and incorporated herein by reference.

10(a)(2)*	Form of Stock Option Agreement under the 1996 Equity Incentive Plan, as amended.	Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-30242) filed on March 10, 2005, and incorporated herein by reference.

10(b)*	2000 Employee Stock Purchase Plan.	Filed herewith.

10(c)*	Lamar Advertising Company Non-Management Director Compensation Plan.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 0-30242) filed on May 6, 2005, and incorporated herein by reference.

10(d)(1)*	Lamar Deferred Compensation Plan, as adopted on December 8, 2005.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2005, and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

10(d)(2)*	Form of Trust Agreement for the Lamar Deferred Compensation Plan.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2005, and incorporated herein by reference.

10(e)*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.16 of the Company’s on Form 10-K for the year ended December 31, 2005 (File No. 0-30242) filed on March 15, 2006, and incorporated herein by reference.

10(f)*	Summary of Compensatory Arrangements.	Previously filed on the Current Report on Form 8-K/A (File No. 0-30242) filed on February 22, 2006, and incorporated herein by reference.

10(g)(1)	Credit Agreement dated as of March 7, 2003 between Lamar Media and the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent.	Previously filed as Exhibit 10.38 to Lamar Media’s Registration Statement on Form S-4/A (File No. 333-102634) filed on March 18, 2003, and incorporated herein by reference.

10(g)(2)	Amendment No. 1 dated as of January 28, 2004 to the Credit Agreement dated as of March 7, 2003 between Lamar Media, the Subsidiary Guarantors a party thereto and JPMorgan Chase Bank, as administrative agent for the lenders.	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 0-30242) filed on May 10, 2004, and incorporated herein by reference.

10(g)(3)	Joinder Agreement dated as of October 7, 2003 to Credit Agreement dated as of March 7, 2003 between Lamar Media and the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent by Premere Outdoor, Inc.	Previously filed as Exhibit 10.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) filed on November 5, 2003, and incorporated herein by reference.

10(g)(4)	Joinder Agreement dated as of April 19, 2004 to Credit Agreement dated as of March 7, 2003 between Lamar Media and Lamar Canadian Outdoor Company, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-30242) filed on August 6, 2004, and incorporated herein by reference.

10(g)(5)	Joinder Agreement to Credit Agreement dated as of March 7, 2003 among Lamar Media, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, by certain of Lamar Media’s subsidiaries, dated as of January 19, 2005.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 0-30242) filed on May 6, 2005, and incorporated herein by reference.

10(h)(1)	Credit Agreement dated as of September 30, 2005 between Lamar Media and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on September 30, 2005, and incorporated herein by reference.

10(h)(2)	Amendment No. 1 dated as of October 5, 2006 to the Credit Agreement dated as of September 30, 2005 between Lamar Media, the Subsidiary Guarantors named therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 6, 2006, and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

10(h)(3)	Amendment No. 2 dated as of December 11, 2006 to the Credit Agreement dated as of September 30, 2005 between Lamar Media Corp., the Subsidiary Borrower named therein, the Subsidiary Guarantors named therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (file No. 0-30242) filed on December 14, 2006, and incorporated herein by reference.

10(h)(4)	Joinder Agreement to Credit Agreement dated as of September 30, 2005 among Lamar Media, the Subsidiary Guarantors party thereto, the Lenders parties thereto, and JPMorgan Chase Bank, as Administrative Agent, by Daum Advertising Company, Inc., dated as of July 21, 2006.	Previously filed as Exhibit 10.18 to Lamar Media’s Form S-4 (File No. 333-138142) filed on October 23, 2006, and incorporated herein by reference.

10(i)	Tranche C Term Loan Agreement dated as of February 6, 2004 between Lamar Media, the Subsidiary Guarantors a party thereto, the Tranche C Loan Lenders a party thereto and JPMorgan Chase Bank, as administrative agent.	Previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 0-30242) filed on May 10, 2004, and incorporated herein by reference.

10(j)	Tranche D Term Loan Agreement dated August 12, 2004 among Lamar Media, the Subsidiary Guarantors thereunder, the Lenders party thereto and JP Morgan Chase Bank, as Administrative Agent.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-30242) filed on November 15, 2004, and incorporated herein by reference.

10(k)	Series A Incremental Loan Agreement dated as of February 8, 2006 between Lamar Media, the Subsidiary Guarantors named therein, the Series A Incremental Lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent for the Company.	Previously filed as Exhibit 10.15 of the Company’s on Form 10-K for the year ended December 31, 2005 (File No. 0-30242) filed on March 15, 2006, and incorporated herein by reference.

10(l)	Series B Incremental Loan Agreement dated as of October 5, 2006 between Lamar Media, the Subsidiary Guarantors named therein, the Series B Incremental Lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent for the Company.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 0-30242) filed on October 6, 2006, and incorporated herein by reference.

10(m)	Series C Incremental Loan Agreement dated as of December 21, 2006 between Lamar Media Corp., Lamar Transit Advertising Canada Ltd., the Subsidiary Guarantors named therein, the Series C Incremental Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, acting as sub-agent of the Administrative Agent.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (file No. 0-30242) filed on December 22, 2006, and incorporated herein by reference.

11(a)	Statement regarding computation of per share earnings for the Company.	Filed herewith.

12(a)	Statement regarding computation of earnings to fixed charges for the Company.	Filed herewith.

12(b)	Statement regarding computation of earning to fixed charges for Lamar Media	Filed herewith.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

14(a)	Lamar Advertising Company Code of Business Conduct and Ethics.	Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003 (File No. 0-30242) filed on March 10, 2004 and incorporated herein by reference.

21(a)	Subsidiaries of the Company.	Filed herewith.

23(a)	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

31(b)	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Denotes management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.