Form 10-Q
period 2007-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2007-08-08
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of August 6, 2007: 81,872,372
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of August 6, 2007: 15,397,865
The number of shares of Lamar Media Corp. common stock outstanding as of August 6, 2007: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This combined Quarterly Report on Form 10-Q of Lamar Advertising Company (“Lamar Advertising” or the “Company”) and Lamar Media Corp. (“Lamar Media”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about the Company’s and Lamar Media’s:
•	expected operating results;

•	market opportunities;

•	acquisition opportunities;

•	stock repurchase program;

•	ability to compete; and

•	stock price.
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
For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2006 of the Company and Lamar Media (the “2006 Combined Form 10-K”).
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

PART I — FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,160	$11,796
Receivables, net of allowance for doubtful accounts of $7,326 and $6,400 in 2007 and 2006, respectively	139,832	127,552
Prepaid expenses	58,475	38,215
Deferred income tax assets	16,059	34,224
Other current assets	17,000	18,983

Total current assets	243,526	230,770

Property, plant and equipment	2,572,759	2,432,977
Less accumulated depreciation and amortization	(1,097,518)	(1,027,029)

Net property, plant and equipment	1,475,241	1,405,948

Goodwill	1,360,355	1,357,706
Intangible assets	841,669	860,850
Deferred financing costs, net of accumulated amortization of $29,350 and $27,143 in 2007 and 2006, respectively	26,358	25,990
Other assets	38,341	42,964

Total assets	$3,985,490	$3,924,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$20,120	$14,567
Current maturities of long-term debt	24,080	8,648
Accrued expenses	71,540	69,940
Deferred income	14,391	17,824

Total current liabilities	130,131	110,979

Long-term debt	2,493,417	1,981,820
Deferred income tax liabilities	126,807	140,019
Asset retirement obligation	145,964	141,503
Other liabilities	13,117	11,374

Total liabilities	2,909,436	2,385,695

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2007 and 2006	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2007 and 2006	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 92,427,279 and 91,796,429 shares issued at 2007 and 2006, respectively; 81,863,372 and 84,335,679 outstanding at 2007 and 2006, respectively	92	92
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,397,865 shares issued and outstanding at 2007 and 2006	15	15
Additional paid-in capital	2,277,749	2,250,716
Accumulated comprehensive income	4,490	2,253
Accumulated deficit	(606,338)	(315,072)
Cost of shares held in treasury, 10,563,907 and 7,460,750 shares in 2007and 2006, respectively	(599,954)	(399,471)

Stockholders’ equity	1,076,054	1,538,533

Total liabilities and stockholders’ equity	$3,985,490	$3,924,228

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$315,225	$287,577	$590,410	$540,910

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	102,769	96,415	203,552	191,624
General and administrative expenses (exclusive of depreciation and amortization)	51,375	47,425	106,677	95,236
Corporate expenses (exclusive of depreciation and amortization)	14,863	11,209	29,435	22,689
Depreciation and amortization	73,150	74,089	146,468	147,267
Gain on disposition of assets	(1,519)	(712)	(1,831)	(2,390)

	240,638	228,426	484,301	454,426

Operating income	74,587	59,151	106,109	86,484

Other expense (income)
Gain on disposition of investment	—	—	(15,448)	—
Interest income	(251)	(378)	(744)	(605)
Interest expense	43,292	27,126	75,137	51,969

	43,041	26,748	58,945	51,364

Income before income tax expense	31,546	32,403	47,164	35,120
Income tax expense	13,166	14,031	19,945	15,208

Net income	18,380	18,372	27,219	19,912
Preferred stock dividends	91	91	182	182

Net income applicable to common stock	$18,289	$18,281	$27,037	$19,730

Earnings per share:
Basic earnings per share	$0.19	$0.18	$0.27	$0.19

Diluted earnings per share	$0.19	$0.18	$0.27	$0.19

Cash dividends declared per share of common stock (Note 11)	$—	$—	$3.25	$—

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	97,647,094	103,277,889	98,430,517	104,138,905
Incremental common shares from dilutive stock options and warrants	840,163	1,070,189	785,458	962,251
Incremental common shares from convertible debt	—	—	—	—

Weighted average common shares diluted	98,487,257	104,348,078	99,215,975	105,101,156

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$27,219	$19,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,468	147,267
Non-cash equity based compensation	15,592	5,910
Amortization included in interest expense	2,207	2,428
Gain on disposition of assets	(17,279)	(2,390)
Deferred tax expense	4,953	5,743
Provision for doubtful accounts	2,798	2,488
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(14,770)	(12,600)
Prepaid expenses	(20,514)	(18,747)
Other assets	(4,401)	4,544
Increase (decrease) in:
Trade accounts payable	5,918	2,401
Accrued expenses	(822)	1,195
Other liabilities	(3,868)	(1,271)

Net cash provided by operating activities	143,501	156,880

Cash flows from investing activities:
Acquisitions	(85,937)	(105,958)
Capital expenditures	(110,005)	(113,753)
Proceeds from disposition of assets	21,273	2,824
Payments received on (increase in) notes receivable	9,112	(3,681)

Net cash used in investing activities	(165,557)	(220,568)

Cash flows from financing activities:
Debt issuance costs	(2,580)	—
Cash used for purchase of treasury stock	(193,751)	(194,911)
Net proceeds from issuance of common stock	10,795	23,609
Net increase in notes payable	527,029	221,199
Dividends	(318,485)	(182)

Net cash provided by financing activities	23,008	49,715

Effect of exchange rate changes in cash and cash equivalents	(588)	—

Net increase (decrease) in cash and cash equivalents	364	(13,973)
Cash and cash equivalents at beginning of period	11,796	19,419

Cash and cash equivalents at end of period	$12,160	$5,446

Supplemental disclosures of cash flow information:
Cash paid for interest	$73,313	$46,152

Cash paid for foreign, state and federal income taxes	$9,910	$7,260

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2006 Combined Form 10-K.
2. Stock-Based Compensation
Equity Incentive Plan. Lamar’s 1996 Equity Incentive Plan has reserved 10 million shares of Class A common stock for issuance to directors and employees, including shares underlying granted options and common stock reserved for issuance under its performance-based incentive program. Options granted under the plan expire ten years from the grant date with vesting terms ranging from three to five years which primarily includes 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market on the date of grant.
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under Statement of Financial Accounting Standard No. 123(R), Shared-based Payment, (“SFAS 123(R)”). The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company had 18,000 option grants during the six months ended June 30, 2007.
Stock Purchase Plan. Lamar’s 2000 Employee Stock Purchase Plan has reserved 924,000 shares of common stock for issuance to employees. The following is a summary of ESPP share activity for the six months ended June 30, 2007:

Shares
Available for future purchases, January 1, 2007	469,646
Purchases	(36,203)

Available for future purchases, June 30, 2007	433,443

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan based on the achievement of certain Company performance measures for fiscal 2007. The number of shares to be issued, if any, will be dependent on the level of achievement of these performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2007 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2008. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. Based on the Company’s performance through June 30, 2007, the Company has recorded $4,915 as compensation expense related to these agreements.
Stock grants to option holders. On March 30, 2007, the Company issued Class A common stock in respect of all shares underlying vested, unexercised options held as of March 22, 2007 (the “vested option shares”) by an active employee, consultant or director of the Company. Holders of vested option shares received a stock award with a fair market value of $3.25 multiplied by the number of vested option shares held by such holder. The Company determined the number of shares issuable based on a fair market value of $63.77 per share, which was the average of the closing prices of the Class A common stock during the period from March 1, 2007 through and including March 21, 2007. The Company recorded $6,961 as expense related to this grant.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
The table below summarizes the impact on our results of operations for the six months ended June 30, 2007 and 2006 of outstanding stock options and stock grants and stock grants under our 1996 Plan and issuances under our ESPP recognized under the provisions of SFAS 123(R):

	Six months	Six months
	ended	ended
	June 30, 2007	June 30, 2006
Stock-based compensation expense:
Issuances under employee stock purchase plan	$421	$409
Employee stock options	3,167	3,040
Reserved for performance-based stock awards	5,043	2,461
Issuance to options holders	6,961	—
Income tax benefit	(5,234)	(1,065)

Net decrease in net income	$10,358	$4,845

Decrease in earnings per common share:
Basic	$0.11	$0.10
Diluted	$0.10	$0.05
3. Acquisitions
During the six months ended June 30, 2007, the Company completed several acquisitions of outdoor advertising assets for a total cash purchase price of approximately $85,937.
Each of these acquisitions was accounted for under the purchase method of accounting, and, accordingly, the accompanying condensed consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair value at the dates of acquisition. The following is a summary of the preliminary allocation of the acquisition costs in the above transactions.

Total
Assets	$31
Property, plant and equipment	47,263
Goodwill	2,649
Site locations	30,677
Non-competition agreements	213
Customer lists and contracts	5,185
Current Liabilities	81

$85,937

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
3. Acquisitions (cont’d)
Summarized below are certain unaudited pro forma statements of operations data for the six months ended June 30, 2007 and June 30, 2006 as if each of the above acquisitions and the acquisitions occurring in 2006, which were fully described in the 2006 Combined Form 10-K, had been consummated as of January 1, 2006. This pro forma information does not purport to represent what the Company’s results of operations actually would have been had such transactions occurred on the date specified or to project the Company’s results of operations for any future periods.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Pro forma net revenues	$315,236	$289,726	$591,269	$546,688

Pro forma net income applicable to common stock	$18,210	$17,181	$26,768	$17,334

Pro forma net income per common share — basic	$0.19	$0.17	$0.27	$0.17

Pro forma net income per common share — diluted	$0.18	$0.16	$0.27	$0.16

4. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Direct advertising expenses	$68,487	$70,142	$137,615	$140,147
General and administrative expenses	1,870	1,686	3,561	3,300
Corporate expenses	2,793	2,261	5,292	3,820

	$73,150	$74,089	$146,468	$147,267

5. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at June 30, 2007 and December 31, 2006.

	Estimated	June 30, 2007		December 31, 2006
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Customer lists and contracts	7 – 10	$449,307	$391,289	$444,167	$380,374
Non-competition agreements	3 – 15	60,486	56,386	60,279	55,466
Site locations	15	1,293,076	516,883	1,262,525	474,151
Other	5 – 15	13,648	10,290	13,537	9,667

		1,816,517	974,848	1,780,508	919,658
Unamortizable Intangible Assets:
Goodwill		$1,613,990	$253,635	$1,611,341	$253,635

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
5. Goodwill and Other Intangible Assets (continued)
The changes in the gross carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

Balance as of December 31, 2006	$1,611,341
Goodwill acquired during the six months ended June 30, 2007	2,649

Balance as of June 30, 2007	$1,613,990

6. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2006	$141,503
Additions to asset retirement obligations	1,123
Accretion expense	4,647
Liabilities settled	(1,309)

Balance at June 30, 2007	$145,964

7. Long Term Debt
On March 28, 2007, Lamar Media Corp., a wholly-owned subsidiary of Lamar Advertising Company, entered into a Series E Incremental Loan Agreement with its lenders, in the aggregate amount of $250,000 which was funded on March 28, 2007. The Series E Incremental Loans will begin amortizing in quarterly installments paid on each June 30, September 30, December 31 and March 31 as follows:

Principal Payment Date	Principal Amount

June 30, 2009 – March 31, 2010	$3,125
June 30, 2010 – March 31, 2011	$6,250
June 30, 2011 – March 31, 2012	$9,375
June 30, 2012 – March 31, 2013	$43,750
The Series E Incremental Loans will mature March 31, 2013.
Also, on March 28, 2007, Lamar Media Corp. entered into a Series F Incremental Loan Agreement in the aggregate amount of $325,000 which was funded on March 28, 2007. The Series F Incremental Loans will begin amortizing in quarterly installments paid on each June 30, September 30, December 31, and March 31 as follows:

Principal Payment Date	Principal Amount

June 30, 2009 – December 31, 2013	$812.5
March 31, 2014	$309,562.5
The Series F Incremental Loans will mature on March 31, 2014.
In conjunction with the Series E and F Term loans described above, the Company’s credit agreement dated as of September 30, 2005, was further amended by Amendment No. 3 dated March 28, 2007, to (i) permit the Series E and Series F Incremental Loans to be borrowed up to an aggregate of $575,000 and restore the amount available for additional incremental loans to $500,000 and (ii) delete the “Interest Coverage Ratio”, and the “Senior Coverage Ratio” financial covenants and the step-down to 5.75x from 6.0x in the “Total Debt Ratio” financial covenant.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
8. Summarized Financial Information of Subsidiaries
Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the “Guarantors”) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiaries that are not a guarantors are in the aggregate minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indentures relating to Lamar Media’s outstanding notes. As of June 30, 2007 and December 31, 2006, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $256,430 and $407,894, respectively.
9. Earnings Per Share
Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The number of dilutive shares resulting from this calculation is 840,163 and 1,070,189 for the three months ended June 30, 2007 and 2006 and 785,458 and 962,251 for the six months ended June 30, 2007 and 2006. Diluted earnings per share should also reflect the potential dilution that could occur if the Company’s convertible debt was converted to common stock. The number of potentially dilutive shares related to the Company’s convertible debt excluded from the calculation because of their antidilutive effect is 5,879,893 and 5,581,755 for the three months ended June 30, 2007 and 2006, respectively and 5,746,471 and 5,581,755 for the six months ended June 30, 2007 and 2006 respectively.
10. Income Taxes
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of Statement No. 109, (“FIN 48”). Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. As a result of the adoption, the Company’s total balance for unrecognized tax benefits is $700 as of June 30, 2007. If the benefits were recognized in future periods they would have an impact on the Company’s future effective tax rate.
In addition, management has accrued in the consolidated financial statements any penalties and interest, to the extent they would be assessed, on any underpayment of income tax. Such accruals have been and will continue to be the Company’s accounting policy into the future. As of June 30, 2007, management had accrued $100 of interest and penalties relating to unrecognized income tax benefits, which was included in our accrued current tax liability in the accompanying consolidated balance sheet.
As of June 30, 2007, management does not anticipate any significant changes in the balance of unrecognized tax benefits during the next twelve months.
The Company files federal and state income tax returns in the U. S. as well as in Canada. The Company also files income tax returns in the Commonwealth of Puerto Rico. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2002. Due to net operating loss carryovers, the Company is subject to examination adjustments to its net operating loss carryovers by tax authorities going back to 1997.
The Internal Revenue Service (“IRS”) completed an examination of our federal income tax return for 2003 with no changes to taxable income. The State of New York and the State of Louisiana have commenced audits of our 2003 and 2004 income tax returns. However, the audits have not been finalized.
11. Dividend to Common Shareholders
The Company’s board of directors declared a special dividend of $3.25 per share of Common Stock in February 2007. The dividend was paid on March 30, 2007 to stockholders of record on March 22, 2007 in the aggregate amount of $318,303.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
12. New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“Statement 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. Statement 159 is effective as of January 1, 2008. The Company does not expect any material financial statement implications relating to the adoption of this Statement.
In September 2006, the FASB issued Statement of Accounting Standards No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles “(GAAP)”, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, Statement 157 does not require any new fair value measurements. However, for some entities, the application of Statement 157 will change current practice. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. We are assessing the impact of Statement 157, which we do not expect to have an impact on our financial position, results or operations or cash flows.
13. Subsequent Event
On May 31, 2007, the Company commenced an offer to exchange all of its outstanding 2 7/8% Convertible Notes due 2010 (the “outstanding notes”), for an equal amount of newly issued 2 7/8% Convertible Notes due 2010—Series B (“the “new notes”) and cash. The new notes are a separate series of debt securities.
The purpose of the exchange offer was to exchange outstanding notes for new notes with certain different terms, including the type of consideration the Company may use to pay holders who convert their notes. Among their features, the new notes are convertible into Class A common stock, cash or a combination thereof, at the Company’s option, subject to certain conditions, while the outstanding notes are convertible solely into Class A common stock.
On July 3, 2007, the Company accepted for exchange $287,209 aggregate principal amount of outstanding notes, representing approximately 99% of the total outstanding notes. In accordance with the terms of the exchange offer, the Company accepted for exchange all of the validly tendered outstanding notes. The settlement and exchange of new notes and payment of cash for the outstanding notes was made on July 3, 2007. Immediately following consummation of the exchange offer, approximately $291 aggregate principal amount of outstanding notes remained outstanding and the total debt remained unchanged.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,160	$11,796
Receivables, net of allowance for doubtful accounts of $7,326 and $6,400 in 2007 and 2006, respectively	139,832	127,552
Prepaid expenses	58,475	38,215
Deferred income tax assets	16,093	26,884
Other current assets	16,354	18,095

Total current assets	242,914	222,542

Property, plant and equipment	2,572,759	2,432,977
Less accumulated depreciation and amortization	(1,097,518)	(1,027,029)

Net property, plant and equipment	1,475,241	1,405,948

Goodwill	1,350,307	1,347,775
Intangible assets	841,065	860,237
Deferred financing costs net of accumulated amortization of $17,369 and $15,744 in 2007 and 2006, respectively	19,386	20,186
Other assets	35,827	39,299

Total assets	$3,964,740	$3,895,987

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$20,120	$14,567
Current maturities of long-term debt	24,080	8,648
Accrued expenses	79,660	77,612
Deferred income	14,391	17,824

Total current liabilities	138,251	118,651

Long-term debt	2,493,417	1,981,820
Deferred income tax liabilities	142,076	148,310
Asset retirement obligation	145,964	141,503
Other liabilities	41,296	13,236

Total liabilities	2,961,004	2,403,520

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2007 and 2006	—	—
Additional paid-in-capital	2,444,485	2,444,485
Accumulated comprehensive income	4,490	2,253
Accumulated deficit	(1,445,239)	(954,271)

Stockholder’s equity	1,003,736	1,492,467

Total liabilities and stockholder’s equity	$3,964,740	$3,895,987

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$315,225	$287,577	$590,410	$540,910

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	102,769	96,415	203,552	191,624
General and administrative expenses (exclusive of depreciation and amortization)	51,375	47,425	106,677	95,236
Corporate expenses (exclusive of depreciation and amortization)	14,686	11,086	29,143	22,436
Depreciation and amortization	73,150	74,089	146,468	147,267
Gain on disposition of assets	(1,519)	(712)	(1,831)	(2,390)

	240,461	228,303	484,009	454,173

Operating income	74,764	59,274	106,401	86,737

Other expense (income)
Gain on disposition of investment	—	—	(15,448)	—
Interest income	(251)	(378)	(744)	(605)
Interest expense	43,001	26,611	74,555	50,938

	42,750	26,233	58,363	50,333

Income before income tax expense	32,014	33,041	48,038	36,404
Income tax expense	13,055	14,210	20,219	15,668

Net income	$18,959	$18,831	$27,819	$20,736

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$27,819	$20,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,468	147,267
Non-cash equity based compensation	15,592	5,910
Amortization included in interest expense	1,625	1,396
Gain on disposition of assets	(17,279)	(2,390)
Deferred tax (benefit) expense	4,557	5,906
Provision for doubtful accounts	2,798	2,488
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(14,770)	(12,600)
Prepaid expenses	(20,514)	(18,747)
Other assets	(6,439)	1,246
Increase (decrease) in:
Trade accounts payable	5,918	2,401
Accrued expenses	(375)	883
Other liabilities	15,446	26,308

Net cash provided by operating activities	160,846	180,804

Cash flows from investing activities:
Acquisitions	(85,937)	(105,958)
Capital expenditures	(110,005)	(114,250)
Proceeds from disposition of assets	21,273	2,824
Payment received on (increase) in notes receivable	9,112	(3,681)

Net cash used in investing activities	(165,557)	(221,065)

Cash flows from financing activities:
Debt issuance costs	(2,580)	—
Net increase in long-term debt	527,029	221,199
Dividend to parent	(518,786)	(194,911)

Net cash provided by financing activities	5,663	26,288

Effect of exchange rate changes in cash and cash equivalents	(588)	—

Net increase (decrease) in cash and cash equivalents	364	(13,973)
Cash and cash equivalents at beginning of period	11,796	19,419

Cash and cash equivalents at end of period	$12,160	$5,446

Supplemental disclosures of cash flow information:
Cash paid for interest	$73,313	$46,152

Cash paid for foreign, state and federal income taxes	$9,910	$7,260

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2006 Combined Form 10-K.
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8, 10, 11, 12 and 13 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp., as it is a wholly owned subsidiary of Lamar Advertising Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward–Looking Statements” and in Item 1A to the 2006 Combined Form 10-K. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the six months and three months ended June 30, 2007 and 2006. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
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
Since December 31, 2001, the Company has increased the number of outdoor advertising displays it operates by over 5% by completing strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $1.0 billion, which included the issuance of 4,050,958 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $152.5 million and warrants valued at the time of issuance of approximately $1.8 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its bank credit agreement and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performances of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. The Company expects to continue to pursue acquisitions that complement the Company’s business.
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the replacement of damaged billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006
Total capital expenditures:
Billboard – traditional	$16,568	$26,900	$37,093	$44,161
Billboard – digital	25,003	19,024	40,789	37,051
Logos	3,025	2,348	4,799	3,953
Transit	147	139	586	353
Land and buildings	9,710	4,286	18,810	11,559
Operating equipment	5,488	14,498	7,928	16,676

Total capital expenditures	$59,941	$67,195	$110,005	$113,753

RESULTS OF OPERATIONS
Six Months ended June 30, 2007 compared to Six Months ended June 30, 2006
Net revenues increased $49.5 million or 9.2% to $590.4 million for the six months ended June 30, 2007 from $540.9 million for the same period in 2006. This increase was attributable primarily to an increase in billboard net revenues of $49.2 million or 10.1% over the prior period, an increase in logo sign revenue of $0.7 million, which represents an increase of 3.2% over the prior period, and a $0.4 million decrease in transit revenue over the prior period, which represents a decrease of 1.4% over the prior period.
The increase in billboard net revenue of $49.2 million was generated by acquisition activity of approximately $9.0 million and internal growth of approximately $40.2 million, while the increase in logo sign revenue of $0.7 million was generated by internal growth across various markets within the logo sign programs of $2.8 million which was offset by the loss of $2.1 million of revenue due to the loss of the Company’s Texas logo contract. The decrease in transit revenue of approximately $0.4 million was due to internal growth of approximately $1.6 million offset by the loss of approximately $2.0 million of revenue due to the loss of various transit contracts.
Net revenues for the six months ended June 30, 2007, as compared to acquisition-adjusted net revenue for the six months ended June 30, 2006, increased $44.6 million or 8.2% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $30.2 million or 9.8% to $339.7 million for the six months ended June 30, 2007 from $309.5 million for the same period in 2006. There was a $23.5 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $6.7 million increase in corporate expenses. The increase in corporate expenses is primarily a result of additional expenses related to the Company’s adoption of SFAS 123(R).
Depreciation and amortization expense remained relatively constant for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, due to constant levels of capital expenditures between the two periods presented.
Due to the above factors, operating income increased $19.6 million to $106.1 million for six months ended June 30, 2007 compared to $86.5 million for the same period in 2006.
During the first quarter of 2007, the Company recognized a $15.4 million gain as a result of the sale of a private company in which the Company had an ownership interest.
Interest expense increased $23.1 million from $52.0 million for the six months ended June 30, 2006 to $75.1 million for the six months ended June 30, 2007, due to an increase in interest rates and total indebtedness.
The increase in operating income and the gain on disposition of investment, offset by the increase in interest expense described above resulted in a $12.0 million increase in income before income taxes. This increase in income resulted in an increase in income tax expense of $4.7 million for the six months ended June 30, 2007 over the same period in 2006. The effective tax rate for the six months ended June 30, 2007 was 42.3%, which is greater than the statutory rates due to permanent differences resulting from non deductible compensation expense related to stock options in accordance with SFAS 123(R) and other non-deductible expenses and amortization. In addition, our effective tax rate is higher due to limitations on our ability to utilize foreign tax credits on our foreign service income.
As a result of the above factors, the Company recognized net income for the six months ended June 30, 2007 of $27.2 million, as compared to net income of $19.9 million for the same period in 2006.
In February 2007, the Company’s board of directors declared a special cash dividend of $3.25 per share of Common Stock. The aggregate dividend of $318.3 million was paid on March 30, 2007 to stockholders of record on March 22, 2007. Lamar had approximately 82.5 million shares of Class A Common Stock and 15.4 million shares of Class B Common Stock, which is convertible into Class A Common Stock on a one-for-one basis at the option of its holder, outstanding on the record date.
Three Months ended June 30, 2007 compared to Three Months ended June 30, 2006
Net revenues increased $27.6 million or 9.6% to $315.2 million for the three months ended June 30, 2007 from $287.6 million for the same period in 2006. This increase was attributable primarily to an increase in billboard net revenues of $26.6 million or 10.2% over the prior period, an increase of $0.3 million in logo sign revenue or a 3.0% increase over the prior period and a $0.7 million increase in transit revenue over the prior period, which represents an increase of 4.7%.
The increase in billboard net revenue of $26.6 million was generated by acquisition activity of approximately $4.0 million and internal growth of approximately $22.6 million, while the increase in logo sign revenue of $.3 million was generated by internal growth across various markets within the logo sign programs of $1.4 million which was offset by the loss of $1.1 million in revenue due to the loss of the Company’s Texas Logo contract. The increase in transit revenue of approximately $0.7 million was due to internal growth of approximately $1.6 million offset by the loss of approximately $0.9 million in revenue due to the loss of various transit contracts.
Net revenues for the three months ended June 30, 2007, as compared to acquisition-adjusted net revenue for the three months ended June 30, 2006, increased $25.5 million or 8.8% as a result of net revenue internal growth. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $14.0 million or 9.0% to $169.0 million for the three months ended June 30, 2007 from $155.0 million for the same period in 2006. There was a $10.3 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $3.7 million increase in corporate expenses. The increase in corporate expenses is primarily a result of additional expenses related to the Company’s adoption of SFAS 123(R).
Depreciation and amortization expense remained relatively constant for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to consistent levels of capital expenditures between the two periods presented.
Due to the above factors, operating income increased $15.4 million to $74.6 million for three months ended June 30, 2007 compared to $59.2 million for the same period in 2006.
Interest expense increased $16.2 million from $27.1 million for the three months ended June 30, 2006 to $43.3 million for the three months ended June 30, 2007, due to an increase in interest rates and total indebtedness.
The increase in operating income was offset by the increase in interest expense described above resulting in a $0.9 million decrease in income before income taxes. The effective tax rate for the three months ended June 30, 2007 was 41.7% which resulted in a $0.9 million decrease in income tax expense over the same period in 2006.
As a result of the above factors, the Company’s net income for the three months ended June 30, 2007 is $18.4 million which is unchanged over the same period in 2006.
Reconciliations:
Because acquisitions occurring after December 31, 2005 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2006 acquisition-adjusted net revenue, which adjusts our 2006 net revenue for the three and six months ended June 30, 2006 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three and six months ended June 30, 2007. We provide this information as a supplement to net revenues to enable investors to compare periods in 2007 and 2006 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2006 that corresponds with the actual period we have owned the assets in 2007 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2006 reported net revenue to 2006 acquisition-adjusted net revenue for each of the three and six month periods ended June 30, as well as a comparison of 2006 acquisition-adjusted net revenue to 2007 reported net revenue for each of the three and six month periods ended June 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
	(in thousands)	(in thousands)
Reported net revenue	$287,577	$540,910
Acquisition net revenue	2,148	4,927

Acquisition-adjusted net revenue	$289,725	$545,837

Comparison of 2007 Reported Net Revenue to 2006 Acquisition-Adjusted Net Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Reported net revenue	$315,225	$287,577	$590,410	$540,910
Acquisition net revenue	—	2,148	—	4,927

Adjusted totals	$315,225	$289,725	$590,410	$545,837

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
Sources of Cash
Total Liquidity at June 30, 2007. As of June 30, 2007 we had approximately $352.2 million of total liquidity, which is comprised of approximately $12.2 million in cash and cash equivalents and the ability to draw approximately $340.0 million under our revolving bank credit facility.
Cash Generated by Operations. For the six months ended June 30, 2007 and 2006 our cash provided by operating activities was $143.5 million and $156.9 million, respectively. While our net income was approximately $27.2 million for the six months ended June 30, 2007, we generated cash from operating activities of $143.5 million during that same period, primarily due to non-cash adjustments needed to reconcile net income to cash provided by operating activities of $154.7 million, which primarily consisted of depreciation and amortization of $146.5 million. This was offset by an increase in working capital of $38.5 million. We expect to generate cash flows from operations during 2007 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use the excess cash generated principally for acquisitions and to fund repurchases under our stock repurchase program. See “— Cash Flows” for more information.
Credit Facilities. As of June 30, 2007, Lamar Media had approximately $340.0 million of unused capacity under the revolving credit facility included in its bank credit facility. The bank credit facility was refinanced on September 30, 2005 and is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $500.0 million. On January 17, 2007, Lamar Media entered into a Series D Incremental Loan Agreement and obtained commitments from its lenders for a term loan of $7.0 million, which was funded on January 17, 2007. On March 28, 2007, Lamar Media entered into Series E and Series F Incremental Loan Agreements and obtained commitments from their lenders for term loans of $250.0 million and $325.0 million, respectively, which were both funded on March 28, 2007. In addition, the $500.0 million incremental facility, which had previously been reduced by the aggregate amount of the Series C and Series D Incremental Loans and would have been reduced by the Series E and Series F Incremental Loans, was restored to $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion.
Debt Securities. On May 31, 2007, the Company commenced an offer to exchange all of its outstanding 2 7/8% Convertible Notes due 2010 (the “outstanding notes”), for an equal amount of newly issued 2 7/8% Convertible Notes due 2010—Series B (“the “new notes”) and cash. The new notes are a separate series of debt securities. The purpose of the exchange offer was to exchange outstanding notes for new notes with certain different terms, including the type of consideration the Company may use to pay holders who convert their notes. Among their features, the new notes are convertible into Class A common stock, cash or a combination thereof, at the Company’s option, subject to certain conditions, while the outstanding notes are convertible solely into the Company’s Class A common stock. This exchange was completed on July 3, 2007, when the Company accepted for exchange $287.2 million aggregate principal amount of outstanding notes, representing approximately 99.9 percent of the total outstanding notes with approximately $.3 million aggregate principal amount remaining outstanding.
Factors Affecting Sources of Liquidity
Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.

Restrictions Under Credit Facilities and Other Debt Securities. Currently Lamar Media has outstanding approximately $385.0 million 7 1 / 4 % Senior Subordinated Notes due 2013 issued in December 2002 and June 2003 and $400.0 million 6 5/8% Senior Subordinated Notes due 2015 issued in August 2005 and $216.0 million 6 5/8% Senior Subordinated Notes due 2015 – Series B issued in August 2006. The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur indebtedness other than:
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
Lamar Media is required to comply with certain covenants and restrictions under its bank credit agreement. If Lamar Media fails to comply with these tests, its obligations under the bank credit agreement may be accelerated. At June 30, 2007 and currently, Lamar Media is in compliance with all such tests.
Lamar Media cannot exceed the following financial ratios under its bank credit facility:
•	a total debt ratio, defined as total consolidated debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 6.00 to 1.
In addition, the bank credit facility requires that Lamar Media must maintain the following financial ratios:
•	a fixed charges coverage ratio, defined as EBITDA, as defined below, for the most recent four fiscal quarters to the sum of (1) the total payments of principal and interest on debt for such period, plus (2) capital expenditures made during such period, plus (3) income and franchise tax payments made during such period, plus (4) dividends, of greater than 1.05 to 1.
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
Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $110.0 million for the six months ended June 30, 2007 which is a decrease of approximately $3.7 million as compared to the prior period. We anticipate our 2007 total capital expenditures to be approximately $105.0 million before digital capital expenditures.
Acquisitions. During the six months ended June 30, 2007, the Company financed its acquisition activity of approximately $85.9 million with borrowings under Lamar Media’s revolving credit facility and cash on hand. In 2007, we expect to spend between $125.0 million and $150.0 million on acquisitions, which we may finance through borrowings, cash on hand, the issuance of Class A common stock, or some combination of the foregoing, depending on market conditions. We plan on continuing to invest in both capital expenditures and acquisitions that can provide high returns in light of existing market conditions.

Stock Repurchase Program. At January 1, 2007, the Company had approximately $100.7 million of repurchase capacity remaining under a repurchase plan adopted in August 2006. In addition to that plan, the Company’s board of directors approved a new stock repurchase program in February 2007, of up to $500.0 million of the Company’s Class A common stock over a period not to exceed 24 months. During the six months ended June 30, 2007, the Company purchased approximately 3,001,205 shares for an aggregate purchase price of approximately $193.8 million. The Share repurchases under the plan may be made on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased is determined by Lamar’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for future use for general corporate and other purposes.
Special Cash Dividend. In February 2007, the Company’s board of directors declared a special cash dividend of $3.25 per share of Common Stock that was paid on March 30, 2007 to stockholders of record on March 22, 2007. Lamar had approximately 82.5 million shares of Class A Common Stock and 15.4 million shares of Class B Common Stock, which is convertible into Class A Common Stock on a one-for-one basis at the option of its holder, outstanding as of the record date resulting in an aggregate dividend payment of $318.3 million.

Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the six months and three months ended June 30, 2007 and 2006. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.
RESULTS OF OPERATIONS
Six Months ended June 30, 2007 compared to Six Months ended June 30, 2006
Net revenues increased $49.5 million or 9.2% to $590.4 million for the six months ended June 30, 2007 from $540.9 million for the same period in 2006. This increase was attributable primarily to an increase in billboard net revenues of $49.2 million or 10.1% over the prior period, an increase in logo sign revenue of $0.7 million, which represents an increase of 3.2% over the prior period, and a $0.4 million decrease in transit revenue over the prior period, which represents a decrease of 1.4% over the prior period.
The increase in billboard net revenue of $49.2 million was generated by acquisition activity of approximately $9.0 million and internal growth of approximately $40.2 million, while the increase in logo sign revenue of $0.7 million was generated by internal growth across various markets within the logo sign programs of $2.8 million which was offset by the loss of $2.1 million of revenue due to the loss of the Company’s Texas logo contract. The decrease in transit revenue of approximately $0.4 million was due to internal growth of approximately $1.6 million offset by the loss of approximately $2.0 million of revenue due to the loss of various transit contracts.
Net revenues for the six months ended June 30, 2007, as compared to acquisition-adjusted net revenue for the six months ended June 30, 2006, increased $44.6 million or 8.2% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $30.1 million or 9.7% to $339.4 million for the six months ended June 30, 2007 from $309.3 million for the same period in 2006. There was a $23.4 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating Lamar Media’s core assets and a $6.7 million increase in corporate expenses. The increase in corporate expenses is primarily a result of additional expenses related to Lamar Media’s adoption of SFAS 123(R).
Depreciation and amortization expense remained relatively constant for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, due to constant levels of capital expenditures between the two periods presented.
Due to the above factors, operating income increased $19.7 million to $106.4 million for six months ended June 30, 2007 compared to $86.7 million for the same period in 2006.
During the first quarter of 2007, Lamar Media recognized a $15.4 million gain as a result of the sale of a private company in which Lamar Media had an ownership interest.
Interest expense increased $23.7 million from $50.9 million for the six months ended June 30, 2006 to $74.6 million for the six months ended June 30, 2007 due to both an increase in interest rates on variable rate debt and an increase in total indebtedness.
The increase in operating income and the gain on disposition of investment, offset by the increase in interest expense described above resulted in a $11.6 million increase in income before income taxes. This increase in income resulted in an increase in income tax expense of $4.6 million for the six months ended June 30, 2007 over the same period in 2006. The effective tax rate for the six months ended June 30, 2007 was 42.1%, which is greater than the statutory rates due to permanent differences resulting from non deductible compensation expense related to stock options in accordance with SFAS 123(R) and other non-deductible expenses and amortization. In addition, our effective tax rate is higher due to limitations on our ability to utilize foreign tax credits on our foreign service income.
As a result of the above factors, Lamar Media recognized net income for the six months ended June 30, 2007 of $27.8 million, as compared to net income of $20.7 million for the same period in 2006.
Three Months ended June 30, 2007 compared to Three Months ended June 30, 2006
Net revenues increased $27.6 million or 9.6% to $315.2 million for the three months ended June 30, 2007 from $287.6 million for the same period in 2006. This increase was attributable primarily to an increase in billboard net revenues of $26.6 million or 10.2% over the prior period, an increase of $0.3 million in logo sign revenue or a 3.0% increase over the prior period and a $0.7 million increase in transit revenue over the prior period, which represents an increase of 4.7%.
The increase in billboard net revenue of $26.6 million was generated by acquisition activity of approximately $4.0 million and internal growth of approximately $22.6 million, while the increase in logo sign revenue of 0.3 million was generated by internal growth across various markets within the logo sign programs of $1.4 million which was offset by the loss of $1.1 million in revenue due to the loss of the Company’s Texas Logo contract. The increase in transit revenue of approximately $0.7 million was due to internal growth of approximately $1.6 million offset by the loss of approximately $0.9 million in revenue due to the loss of various transit contracts.

Net revenues for the three months ended June 30, 2007, as compared to acquisition-adjusted net revenue for the three months ended June 30, 2006, increased $25.5 million or 8.8% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $13.9 million or 9.0% to $168.8 million for the three months ended June 30, 2007 from $154.9 million for the same period in 2006. There was a $10.3 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating Lamar Media’s core assets and a $3.6 million increase in corporate expenses. The increase in corporate expenses is primarily a result of additional expenses related to Lamar Media’s adoption of SFAS 123(R).
Depreciation and amortization expense remained relatively constant for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to consistent levels of capital expenditures between the two periods presented.
Due to the above factors, operating income increased $15.5 million to $74.8 million for three months ended June 30, 2007 compared to $59.3 million for the same period in 2006.
Interest expense increased $16.4 million from $26.6 million for the three months ended June 30, 2006 to $43.0 million for the three months ended June 30, 2007 due to an increase in interest rates on variable rate debt and an increase in total indebtedness.
The increase in operating income was offset by the increase in interest expense described above resulting in a $1.0 million decrease in income before income taxes. The effective tax rate for the three months ended June 30, 2007 was 40.8% which resulted in a $1.2 million decrease in income tax expense over the same period in 2006.
As a result of the above factors, Lamar Media recognized net income for the three months ended June 30, 2007 of $19.0 million, as compared to net income of $18.8 million for the same period in 2006.
Reconciliations:
Because acquisitions occurring after December 31, 2005 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2006 acquisition-adjusted net revenue, which adjusts our 2006 net revenue for the three and six months ended June 30, 2006 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three and six months ended June 30, 2007. We provide this information as a supplement to net revenues to enable investors to compare periods in 2007 and 2006 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2006 that corresponds with the actual period we have owned the assets in 2007 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2006 reported net revenue to 2006 acquisition-adjusted net revenue for each of the three and six month periods ended June 30, as well as a comparison of 2006 acquisition-adjusted net revenue to 2007 reported net revenue for each of the three and six month periods ended June 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
	(in thousands)	(in thousands)
Reported net revenue	$287,577	$540,910
Acquisition net revenue	2,148	4,927

Acquisition-adjusted net revenue	$289,725	$545,837

Comparison of 2007 Reported Net Revenue to 2006 Acquisition-Adjusted Net Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Reported net revenue	$315,225	$287,577	$590,410	$540,910
Acquisition net revenue	—	2,148	—	4,927

Adjusted totals	$315,225	$289,725	$590,410	$545,837

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2007, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2006 Combined Form 10-K.
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
At June 30, 2007, there was approximately $1.2 billion of aggregate indebtedness outstanding under the bank credit agreement, or approximately 47% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2007 with respect to borrowings under the bank credit agreement was $32.5 million, and the weighted average interest rate applicable to borrowings under this credit facility during the six months ended June 30, 2007 was 6.5%. Assuming that the weighted average interest rate was 200-basis points higher (that is 8.5% rather than 6.5%), then the Company’s six months ended June 30, 2007 interest expense would have been approximately $9.8 million higher resulting in a $5.5 million decrease in the Company’s six months ended June 30, 2007 net income.
The Company has attempted to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate, long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the bank credit agreement to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, (in certain cases, with the consent of the lenders) which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or if these actions are taken, that they will be effective.
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

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On August 25, 2006, the Company announced that its Board of Directors had approved the repurchase of $250 million of the Company’s Class A Common Stock. On February 22, 2007 the Board of Directors approved a new stock repurchase program of up to $500.0 million of the Company’s Class A common stock over a period not to exceed 24 months. The Company’s management determines the timing and amount of stock repurchases based on market conditions and other factors, and may terminate the program at any time before it expires.
The following table describes the Company’s repurchases of its registered Class A Common Stock during the quarter ended June 30, 2007, all of which occurred pursuant to the stock repurchase programs described above, except as otherwise noted:

Approximate
			Total No.	Dollar Value of
			of Shares Purchased	Shares that May
	Total No.	Avg. Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly Announced	Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
May 1 through May 31, 2007 (1)	967,258	$65.80	967,258	$407,090,789

(1)	On March 30, 2007 the Company entered into a written repurchase plan with its broker under Rule 10b5-1 of the Exchange Act. This plan allowed the Company to repurchase shares (as set forth in the plan) under the repurchase program during the Company’s self-imposed blackout period.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company held its annual meeting of stockholders on Thursday, May 24, 2007. At the annual meeting, the stockholders re-elected Kevin P. Reilly, Jr., Wendell Reilly, Anna Reilly, Stephen P. Mumblow, John Maxwell Hamilton, Thomas Reifenheiser and Robert Jelenic as directors of the Company, each to hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified. The stockholders also ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2007.
The results of voting at the Company’s annual meeting of stockholders are as follows:
Proposal 1: Election of Directors

Nominee	VOTES FOR	VOTES WITHHELD
Kevin P. Reilly, Jr.	228,133,736	658,676
Wendell Reilly	228,153,801	638,611
Anna Reilly	228,150,640	641,772
Stephen P. Mumblow	228,606,291	186,121
John Maxwell Hamilton	228,689,360	103,052
Thomas V. Reifenheiser	228,605,764	186,648
Robert M. Jelenic	228,688,639	103,773
Proposal 2: Ratification of KPMG LLP as the Company’s Independent Registered Public Accounting Firm.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
228,717,016	69,625	5,768
ITEM 6. EXHIBITS
The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY
DATED: August 8, 2007	BY: /s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.
DATED: August 8, 2007	BY: /s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on February 22, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999 (File No. 0-30242) filed on May 10, 2007, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999, and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1	Second Supplemental Indenture, dated as of July 3, 2007 between Lamar Advertising Company and The Bank of New York Trust Company, N.A. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on July 9, 2007 and incorporated herein by reference.

4.2	Form of Note. Previously filed as an exhibit to the Second Supplemental Indenture, dated as of July 3, 2007 between Lamar Advertising Company and The Bank of New York Trust Company, N.A., which was previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on July 9, 2007 and incorporated herein by reference.

10.1	Form of Restricted Stock Agreement for Non-Employee directors. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.