Form 10-Q
period 2007-09-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2007-11-08
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
Commission File Number 0-30242
Lamar Advertising Company
Commission File Number 1-12407
Lamar Media Corp.
(Exact name of registrants as specified in their charters)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	72-1449411 72-1205791 (I.R.S Employer Identification No.)

5551 Corporate Blvd., Baton Rouge, LA (Address of principle executive offices)	70808 (Zip Code)
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of November 1, 2007: 79,089,952
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of November 1, 2007: 15,397,865
The number of shares of Lamar Media Corp. common stock outstanding as of November 1, 2007: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,758	$11,796
Receivables, net of allowance for doubtful accounts of $8,321 and $6,400 in 2007 and 2006, respectively	153,777	127,552
Prepaid expenses	56,183	38,215
Deferred income tax assets	15,887	34,224
Other current assets	14,515	18,983

Total current assets	251,120	230,770

Property, plant and equipment	2,643,989	2,432,977
Less accumulated depreciation and amortization	(1,135,867)	(1,027,029)

Net property, plant and equipment	1,508,122	1,405,948

Goodwill	1,362,271	1,357,706
Intangible assets	819,844	860,850
Deferred financing costs, net of accumulated amortization of $30,491 and $27,143 in 2007 and 2006, respectively	25,970	25,990
Other assets	37,710	42,964

Total assets	$4,005,037	$3,924,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$22,931	$14,567
Current maturities of long-term debt	31,738	8,648
Accrued expenses	76,418	69,940
Deferred income	20,995	17,824

Total current liabilities	152,082	110,979

Long-term debt	2,607,788	1,981,820
Deferred income tax liabilities	127,975	140,019
Asset retirement obligation	147,664	141,503
Other liabilities	13,206	11,374

Total liabilities	3,048,715	2,385,695

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2007 and 2006	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2007 and 2006	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 92,464,342 and 91,796,429 shares issued at 2007 and 2006, respectively; 79,089,952 and 84,335,679 outstanding at 2007 and 2006, respectively	92	92
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,397,865 shares issued and outstanding at 2007 and 2006	15	15
Additional paid-in capital	2,285,453	2,250,716
Accumulated comprehensive income	6,020	2,253
Accumulated deficit	(591,903)	(315,072)
Cost of shares held in treasury, 13,374,390 and 7,460,750 shares in 2007and 2006, respectively	(743,355)	(399,471)

Stockholders’ equity	956,322	1,538,533

Total liabilities and stockholders’ equity	$4,005,037	$3,924,228

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$314,253	$292,038	$904,663	$832,948

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	102,121	98,550	305,673	290,174
General and administrative expenses (exclusive of depreciation and amortization)	52,748	51,515	159,425	146,751
Corporate expenses (exclusive of depreciation and amortization)	15,272	14,062	44,707	36,751
Depreciation and amortization	74,352	76,030	220,820	223,297
Gain on disposition of assets	(675)	(7,504)	(2,506)	(9,894)

	243,818	232,653	728,119	687,079

Operating income	70,435	59,385	176,544	145,869
Other expense (income)
Gain on disposition of investment	—	—	(15,448)	—
Interest income	(302)	(374)	(1,046)	(979)
Interest expense	42,537	29,763	117,674	81,732

	42,235	29,389	101,180	80,753

Income before income tax expense	28,200	29,996	75,364	65,116
Income tax expense	13,675	13,157	33,620	28,365

Net income	14,525	16,839	41,744	36,751
Preferred stock dividends	91	91	273	273

Net income applicable to common stock	$14,434	$16,748	$41,471	$36,478

Earnings per share:
Basic earnings per share	$0.15	$0.16	$0.42	$0.35

Diluted earnings per share	$0.15	$0.16	$0.42	$0.35

Cash dividends declared per share of common stock (Note 11)	$—	$—	$3.25	$—

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	96,194,236	101,994,265	97,676,898	103,416,169
Incremental common shares from dilutive stock options and warrants	893,959	914,507	801,280	974,499
Incremental common shares from convertible debt	—	—	—	—

Weighted average common shares diluted	97,088,195	102,908,772	98,478,178	104,390,668

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$41,744	$36,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,820	223,297
Non-cash equity based compensation	21,754	12,212
Amortization included in interest expense	3,340	3,878
Gain on disposition of assets and investments	(17,954)	(9,894)
Deferred tax expense	6,293	5,412
Provision for doubtful accounts	4,616	3,807
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(30,167)	(21,042)
Prepaid expenses	(18,516)	(18,450)
Other assets	(3,471)	9,278
Increase (decrease) in:
Trade accounts payable	8,729	10,153
Accrued expenses	5,927	2,465
Other liabilities	2,489	6,038

Net cash provided by operating activities	245,604	263,905

Cash flows from investing activities:
Acquisitions	(107,419)	(158,949)
Capital expenditures	(173,445)	(173,590)
Proceeds from disposition of assets	22,175	12,560
Payments received on (increase in) notes receivable	9,378	(3,681)

Net cash used in investing activities	(249,311)	(323,660)

Cash flows from financing activities:
Debt issuance costs	(3,426)	(3,272)
Cash used for purchase of treasury stock	(337,152)	(240,621)
Net proceeds from issuance of common stock	12,946	26,106
Net increase in notes payable	649,057	265,335
Dividends	(318,576)	(273)

Net cash provided by financing activities	2,849	47,275

Effect of exchange rate changes in cash and cash equivalents	(180)	—

Net decrease in cash and cash equivalents	(1,038)	(12,480)
Cash and cash equivalents at beginning of period	11,796	19,419

Cash and cash equivalents at end of period	$10,758	$6,939

Supplemental disclosures of cash flow information:
Cash paid for interest	$121,130	$89,077

Cash paid for foreign, state and federal income taxes	$22,143	$9,085

Common stock issuance related to acquisitions	$—	$—

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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under Statement of Financial Accounting Standard No. 123(R), Shared-based Payment, (“SFAS 123(R)”). The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 52,000 shares of its Class A common stock during the nine months ended September 30, 2007.
Stock Purchase Plan. Lamar’s 2000 Employee Stock Purchase Plan has reserved 924,000 shares of common stock for issuance to employees. The following is a summary of ESPP share activity for the nine months ended September 30, 2007:

Shares
Available for future purchases, January 1, 2007	469,646
Purchases	(56,642)

Available for future purchases, September 30, 2007	413,004

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan based on the achievement of certain Company performance measures for fiscal 2007. The number of shares to be issued, if any, will be dependent on the level of achievement of these performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2007 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2008. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. Through September 30, 2007, the Company has recorded $9,284 as compensation expense related to both the executive performance based and non-employee director agreements.
Stock grants to option holders. On March 30, 2007, the Company issued Class A common stock in respect of all shares underlying vested, unexercised options held as of March 22, 2007 (the “vested option shares”) by an active employee, consultant or director of the Company. Holders of vested option shares received a stock award with a fair market value of $3.25 multiplied by the number of vested option shares held by such holder. The Company determined the number of shares issuable based on a fair market value of $63.77 per share, which was the average of the closing prices of the Class A common stock during the period from March 1, 2007 through and including March 21, 2007. The Company recorded $6,960 as expense related to this grant.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
The table below summarizes the impact on our results of operations for the nine months ended September 30, 2007 and 2006 of outstanding stock options and stock grants and stock grants under our 1996 Plan and issuances under our ESPP recognized under the provisions of SFAS 123(R):

	Nine months	Nine months
	ended	ended
	September 30, 2007	September 30, 2006
Stock-based compensation expense:
Issuances under employee stock purchase plan	$606	$615
Employee stock options	4,904	5,070
Reserved for stock awards	9,284	6,527
Issuance to options holders	6,960	—
Income tax benefit	(7,245)	(2,846)

Net decrease in net income	$14,509	$9,366

Decrease in earnings per common share:
Basic	$0.15	$0.09
Diluted	$0.15	$0.09
3. Acquisitions
During the nine months ended September 30, 2007, the Company completed several acquisitions of outdoor advertising assets for a total cash purchase price of approximately $107,419.
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

Total
Assets	$113
Property, plant and equipment	62,113
Goodwill	4,490
Site locations	34,578
Non-competition agreements	268
Customer lists and contracts	5,857

$107,419

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
3. Acquisitions (cont’d)
Summarized below are certain unaudited pro forma statements of operations data for the nine months ended September 30, 2007 and September 30, 2006 as if each of the above acquisitions and the acquisitions occurring in 2006, which were fully described in the 2006 Combined Form 10-K, had been consummated as of January 1, 2006. This pro forma information does not purport to represent what the Company’s results of operations actually would have been had such transactions occurred on the date specified or to project the Company’s results of operations for any future periods.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Pro forma net revenues	$314,328	$293,631	$905,733	$840,604

Pro forma net income applicable to common stock	$14,387	$15,786	$41,109	$33,130

Pro forma net income per common share — basic	$0.15	$0.15	$0.42	$0.32

Pro forma net income per common share — diluted	$0.15	$0.15	$0.42	$0.32

4. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Direct advertising expenses	$69,923	$71,852	$207,538	$212,000
General and administrative expenses	1,578	1,714	5,139	5,013
Corporate expenses	2,851	2,464	8,143	6,284

	$74,352	$76,030	$220,820	$223,297

5. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at September 30, 2007 and December 31, 2006.

	Estimated	September 30, 2007		December 31, 2006
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Customer lists and contracts	7 — 10	$450,032	$395,783	$444,167	$380,374
Non-competition agreements	3 — 15	60,547	56,642	60,279	55,466
Site locations	15	1,297,228	538,538	1,262,525	474,151
Other	5 — 15	13,600	10,600	13,537	9,667

		1,821,407	1,001,563	1,780,508	919,658
Unamortizable Intangible Assets:
Goodwill		$1,615,906	$253,635	$1,611,341	$253,635
The changes in the gross carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

Balance as of December 31, 2006	$1,611,341
Goodwill acquired during the nine months ended September 30, 2007	4,565

Balance as of September 30, 2007	$1,615,906

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
6. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2006	$141,503
Additions to asset retirement obligations	1,250
Accretion expense	6,963
Liabilities settled	(2,052)

Balance at September 30, 2007	$147,664

7. Long Term Debt
On March 28, 2007, Lamar Media Corp., a wholly-owned subsidiary of Lamar Advertising Company, entered into a Series E Incremental Loan Agreement with its lenders, in the aggregate amount of $250,000 which was funded on March 28, 2007. The Series E Incremental Loans will begin amortizing in quarterly installments paid on each June 30, September 30, December 31 and March 31 as follows:

Principal Payment Date	Principal Amount

June 30, 2009 — March 31, 2010	$3,125
June 30, 2010 — March 31, 2011	$6,250
June 30, 2011 — March 31, 2012	$9,375
June 30, 2012 — March 31, 2013	$43,750
The Series E Incremental Loans will mature March 31, 2013.
Also, on March 28, 2007, Lamar Media Corp. entered into a Series F Incremental Loan Agreement in the aggregate amount of $325,000 which was funded on March 28, 2007. The Series F Incremental Loans will begin amortizing in quarterly installments paid on each June 30, September 30, December 31, and March 31 as follows:

Principal Payment Date	Principal Amount

June 30, 2009 — December 31, 2013	$812.5
March 31, 2014	$309,562.5
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
On July 3, 2007, the Company accepted for exchange $287,209 aggregate principal amount of its outstanding 2 7/8% Convertible Notes due 2010 (the “outstanding notes”), for newly issued 2 7/8% Convertible Notes due 2010—Series B (the “new notes”) and cash pursuant to an exchange offer commenced on May 31, 2007. The settlement and exchange of new notes and payment of cash for the outstanding notes was made on July 3, 2007. Approximately 99% of the total outstanding notes were exchanged pursuant to the exchange offer, with approximately $291 aggregate principal amount of outstanding notes remaining outstanding immediately after the consummation of the exchange offer and the total debt outstanding unchanged.
The purpose of the exchange offer was to exchange the outstanding notes for new notes with certain different terms, including the type of consideration the Company may use to pay holders who convert their notes. Among their features, the new notes are convertible into Class A common stock, cash or a combination thereof, at the Company’s option, subject to certain conditions, while the outstanding notes are convertible solely into Class A common stock.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
8. Summarized Financial Information of Subsidiaries
Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the “Guarantors”) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiaries that are not a guarantors are in the aggregate minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indentures relating to Lamar Media’s outstanding notes. As of September 30, 2007 and December 31, 2006, the net assets restricted as to transfers from Lamar Media to the Company in the form of cash dividends, loans or advances were $179,761 and $407,894, respectively.
9. Earnings Per Share
Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The number of dilutive shares resulting from this calculation is 893,959 and 914,507 for the three months ended September 30, 2007 and 2006 and 801,280 and 974,499 for the nine months ended September 30, 2007 and 2006. Diluted earnings per share should also reflect the potential dilution that could occur if the Company’s convertible debt was converted to common stock. The number of potentially dilutive shares related to the Company’s convertible debt excluded from the calculation because of their antidilutive effect is 5,879,893 and 5,581,755 for the three months ended September 30, 2007 and 2006, respectively and 5,791,434 and 5,581,755 for the nine months ended September 30, 2007 and 2006 respectively.
10. Income Taxes
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of Statement No. 109, (“FIN 48”). Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. As a result of the adoption, the Company’s total balance for unrecognized tax benefits is $800 as of September 30, 2007. If the benefits were recognized in future periods they would have an impact on the Company’s future effective tax rate.
In addition, management has accrued in the consolidated financial statements any penalties and interest, to the extent they would be assessed, on any underpayment of income tax. Such accruals have been and will continue to be the Company’s accounting policy into the future. As of September 30, 2007, management had accrued $100 of interest and penalties relating to unrecognized income tax benefits, which was included in our accrued current tax liability in the accompanying consolidated balance sheet.
As of September 30, 2007, management does not anticipate any significant changes in the balance of unrecognized tax benefits during the next twelve months.
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
The Internal Revenue Service (“IRS”) completed an examination of our federal income tax return for 2003 with no changes to taxable income. The State of New York has completed an audit of our 2004 income tax return and taxable income has not changed as a result of the audit.

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
13. Subsequent Event
On October 11, 2007, Lamar Media Corp. completed an institutional private placement of $275,000 aggregate principal amount of 6 5/8% Senior Subordinated Notes due 2015—Series C (the “Notes”). A portion of the approximately $256,700 of net proceeds from the offering of the Notes was used to repay a portion of the amounts outstanding under Lamar Media’s revolving bank credit facility. The Notes mature on August 15, 2015 and bear interest at a rate of 6 5/8% per annum, which is payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2008.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,758	$11,796
Receivables, net of allowance for doubtful accounts of $8,321 and $6,400 in 2007 and 2006, respectively	153,777	127,552
Prepaid expenses	56,183	38,215
Deferred income tax assets	15,882	26,884
Other current assets	14,477	18,095

Total current assets	251,077	222,542

Property, plant and equipment	2,643,989	2,432,977
Less accumulated depreciation and amortization	(1,135,867)	(1,027,029)

Net property, plant and equipment	1,508,122	1,405,948

Goodwill	1,352,323	1,347,775
Intangible assets	819,246	860,237
Deferred financing costs net of accumulated amortization of $18,374 and $15,744 in 2007 and 2006, respectively	20,135	20,186
Other assets	36,148	39,299

Total assets	$3,987,051	$3,895,987

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$22,931	$14,567
Current maturities of long-term debt	31,738	8,648
Accrued expenses	83,892	77,612
Deferred income	20,995	17,824

Total current liabilities	159,556	118,651

Long-term debt	2,607,788	1,981,820
Deferred income tax liabilities	143,782	148,310
Asset retirement obligation	147,664	141,503
Other liabilities	52,157	13,236

Total liabilities	3,110,947	2,403,520

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2007 and 2006	—	—
Additional paid-in-capital	2,444,485	2,444,485
Accumulated comprehensive income	6,020	2,253
Accumulated deficit	(1,574,401)	(954,271)

Stockholder’s equity	876,104	1,492,467

Total liabilities and stockholder’s equity	$3,987,051	$3,895,987

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenues	$314,253	$292,038	$904,663	$832,948

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	102,121	98,550	305,673	290,174
General and administrative expenses (exclusive of depreciation and amortization)	52,748	51,515	159,425	146,751
Corporate expenses (exclusive of depreciation and amortization)	15,144	13,859	44,287	36,295
Depreciation and amortization	74,352	76,030	220,820	223,297
Gain on disposition of assets	(675)	(7,504)	(2,506)	(9,894)

	243,690	232,450	727,699	686,623

Operating income	70,563	59,588	176,964	146,325

Other expense (income)
Gain on disposition of investment	—	—	(15,448)	—
Interest income	(302)	(374)	(1,046)	(979)
Interest expense	42,400	29,247	116,955	80,185

	42,098	28,873	100,461	79,206

Income before income tax expense	28,465	30,715	76,503	67,119
Income tax expense	14,137	13,425	34,356	29,093

Net income	$14,328	$17,290	$42,147	$38,026

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$42,147	$38,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,820	223,297
Non-cash equity based compensation	21,754	12,212
Amortization included in interest expense	2,629	2,331
Gain on disposition of assets and investments	(17,954)	(9,894)
Deferred tax (benefit) expense	6,474	(8,959)
Provision for doubtful accounts	4,616	3,807
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(30,167)	(21,042)
Prepaid expenses	(18,516)	(18,450)
Other assets	(6,422)	4,798
Increase (decrease) in:
Trade accounts payable	8,729	10,153
Accrued expenses	5,729	20,194
Other liabilities	24,399	36,812

Net cash provided by operating activities	264,238	293,285

Cash flows from investing activities:
Acquisitions	(107,419)	(158,949)
Capital expenditures	(173,445)	(173,894)
Proceeds from disposition of assets	22,175	12,560
Payment received on (increase) in notes receivable	9,378	(3,681)

Net cash used in investing activities	(249,311)	(323,964)

Cash flows from financing activities:
Debt issuance costs	(2,564)	(3,272)
Net increase in long-term debt	649,057	265,335
Dividend to parent	(662,278)	(243,864)

Net cash (used in) provided by financing activities	(15,785)	18,199

Effect of exchange rate changes in cash and cash equivalents	(180)	—

Net decrease in cash and cash equivalents	(1,038)	(12,480)
Cash and cash equivalents at beginning of period	11,796	19,419

Cash and cash equivalents at end of period	$10,758	$6,939

Supplemental disclosures of cash flow information:
Cash paid for interest	$121,130	$89,077

Cash paid for foreign, state and federal income taxes	$22,143	$9,085

Parent company stock issued related to acquisitions	$—	$—

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
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8, 10, 11, 12 and 13 to the condensed consolidated financial statements of the Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward—Looking Statements” and in Item 1A to the 2006 Combined Form 10-K. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the nine months and three months ended September 30, 2007 and 2006. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
OVERVIEW
The Company’s net revenues are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company. The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions which affect the rates the Company is able to charge for advertising on its displays and its ability to maximize occupancy on its displays.
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
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the replacement of damaged billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and nine months ended September 30, 2007 and 2006:

	Three months ended		Nine months ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006
Total capital expenditures:
Billboard — traditional	$17,581	$23,138	$54,674	$67,299
Billboard — digital	35,382	25,185	76,171	62,236
Logos	2,772	2,025	7,571	5,978
Transit	517	154	1,103	507
Land and buildings	3,614	6,728	22,424	18,287
Operating equipment	3,574	2,607	11,502	19,283

Total capital expenditures	$63,440	$59,837	$173,445	$173,590

RESULTS OF OPERATIONS

Nine Months ended September 30, 2007 compared to Nine Months ended September 30, 2006
Net revenues increased $71.8 million or 8.6% to $904.7 million for the nine months ended September 30, 2007 from $832.9 million for the same period in 2006. This increase was attributable primarily to an increase in billboard net revenues of $71.0 million or 9.4% over the prior period, an increase in logo sign revenue of $0.3 million, which represents an increase of 0.7% over the prior period, and a $0.5 million increase in transit revenue over the prior period, which represents an increase of 1% over the prior period.
The increase in billboard net revenue of $71.0 million was generated by acquisition activity of approximately $12.2 million and internal growth of approximately $58.8 million, while the increase in logo sign revenue of $0.3 million was generated by internal growth across various markets within the logo sign programs of $3.4 million, which was offset by the loss of $3.1 million of revenue due to the loss of the Company’s Texas logo contract. The increase in transit revenue of approximately $0.5 million was due to internal growth of approximately $3.0 million offset by the loss of approximately $2.5 million of revenue due to the loss of various transit contracts.
Net revenues for the nine months ended September 30, 2007, as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2006, increased $65.0 million or 7.7% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $36.1 million or 7.6% to $509.8 million for the nine months ended September 30, 2007 from $473.7 million for the same period in 2006. There was a $28.1 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $8.0 million increase in corporate expenses. The increase in corporate expenses is primarily a result of additional expenses related to the Company’s adoption of SFAS 123(R).
Depreciation and amortization expense remained relatively constant for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, due to constant levels of capital expenditures between the two periods presented.
Due to the above factors, operating income increased $30.6 million to $176.5 million for nine months ended September 30, 2007 compared to $145.9 million for the same period in 2006.
During the first quarter of 2007, the Company recognized a $15.4 million gain as a result of the sale of a private company in which the Company had an ownership interest.
Interest expense increased $36.0 million from $81.7 million for the nine months ended September 30, 2006 to $117.7 million for the nine months ended September 30, 2007, due to an increase in interest rates and total indebtedness.
The increase in operating income and the gain on disposition of investment, offset by the increase in interest expense described above resulted in a $10.2 million increase in income before income taxes. This increase in income resulted in an increase in income tax expense of $5.3 million for the nine months ended September 30, 2007 over the same period in 2006. The effective tax rate for the nine months ended September 30, 2007 was 44.6%, which is greater than the statutory rates due to permanent differences resulting from non deductible compensation expense related to stock options in accordance with SFAS 123(R) and other non-deductible expenses and amortization. In addition, our effective tax rate is higher due to limitations on our ability to utilize foreign tax credits on our foreign service income.
As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2007 of $41.7 million, as compared to net income of $36.8 million for the same period in 2006.
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

Three Months ended September 30, 2007 compared to Three Months ended September 30, 2006
Net revenues increased $22.2 million or 7.6% to $314.3 million for the three months ended September 30, 2007 from $292.0 million for the same period in 2006. This increase was attributable primarily to an increase in billboard net revenues of $21.9 million or 8.3% over the prior period, a decrease of $0.5 million in logo sign revenue or a 3.8% decrease over the prior period and a $0.8 million increase in transit revenue over the prior period, which represents an increase of 5.3%.
The increase in billboard net revenue of $21.9 million was generated by acquisition activity of approximately $3.3 million and internal growth of approximately $18.6 million, while the decrease in logo sign revenue of $0.5 million was generated by internal growth across various markets within the logo sign programs of $0.5 million, which was offset by the loss of $1.0 million in revenue due to the loss of the Company’s Texas Logo contract. The increase in transit revenue of approximately $0.8 million was due to internal growth of approximately $1.3 million offset by the loss of approximately $0.5 million in revenue due to the loss of various transit contracts.
Net revenues for the three months ended September 30, 2007, as compared to acquisition-adjusted net revenue for the three months ended September 30, 2006, increased $20.5 million or 7.0% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $6.0 million or 3.7% to $170.1 million for the three months ended September 30, 2007 from $164.1 million for the same period in 2006. There was a $4.8 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $1.2 million increase in corporate expenses. The increase in corporate expenses is primarily a result of additional expenses related to the Company’s adoption of SFAS 123(R).
Depreciation and amortization expense remained relatively constant for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 due to consistent levels of capital expenditures between the two periods presented.
Due to the above factors, operating income increased $11.0 million to $70.4 million for three months ended September 30, 2007 compared to $59.4 million for the same period in 2006.
Interest expense increased $12.7 million from $29.8 million for the three months ended September 30, 2006 to $42.5 million for the three months ended September 30, 2007, due to an increase in interest rates and total indebtedness.
The increase in operating income was offset by the increase in interest expense described above resulting in a $1.8 million decrease in income before income taxes. The effective tax rate for the three months ended September 30, 2007 was 48.5% which resulted in a $0.5 million increase in income tax expense over the same period in 2006.
As a result of the above factors, the Company’s net income for the three months ended September 30, 2007 is $14.5 million as compared to net income of $16.8 million for the same period in 2006.

Reconciliations:
Because acquisitions occurring after December 31, 2005 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2006 acquisition-adjusted net revenue, which adjusts our 2006 net revenue for the three and nine months ended September 30, 2006 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three and nine months ended September 30, 2007. We provide this information as a supplement to net revenues to enable investors to compare periods in 2007 and 2006 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2006 that corresponds with the actual period we have owned the assets in 2007 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2006 reported net revenue to 2006 acquisition-adjusted net revenue for each of the three and nine month periods ended September 30, as well as a comparison of 2006 acquisition-adjusted net revenue to 2007 reported net revenue for each of the three and nine month periods ended September 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Nine months ended
	Sept. 30, 2006	Sept. 30, 2006
	(in thousands)	(in thousands)
Reported net revenue	$292,038	$832,948
Acquisition net revenue	1,763	6,688

Acquisition-adjusted net revenue	$293,801	$839,636

Comparison of 2007 Reported Net Revenue to 2006 Acquisition-Adjusted Net Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Reported net revenue	$314,253	$292,038	$904,663	$832,948
Acquisition net revenue	—	1,763	—	6,688

Adjusted totals	$314,253	$293,801	$904,663	$839,636

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
Sources of Cash
Total Liquidity at September 30, 2007. As of September 30, 2007 we had approximately $228.8 million of total liquidity, which is comprised of approximately $10.8 million in cash and cash equivalents and the ability to draw approximately $218.0 million under our revolving bank credit facility.
Cash Generated by Operations. For the nine months ended September 30, 2007 and 2006 our cash provided by operating activities was $245.6 million and $263.9 million, respectively. While our net income was approximately $41.7 million for the nine months ended September 30, 2007, we generated cash from operating activities of $245.6 million during that same period, primarily due to non-cash adjustments needed to reconcile net income to cash provided by operating activities of $238.9 million, which primarily consisted of depreciation and amortization of $220.8 million. This was offset by a decrease in working capital of $35.0 million. We expect to generate cash flows from operations during 2007 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use the excess cash generated principally for acquisitions and to fund repurchases under our stock repurchase program. See “— Cash Flows” for more information.

Credit Facilities. As of September 30, 2007, Lamar Media had approximately $218.0 million of unused capacity under the revolving credit facility included in its bank credit facility. The bank credit facility was refinanced on September 30, 2005 and is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $500.0 million. On January 17, 2007, Lamar Media entered into a Series D Incremental Loan Agreement and obtained commitments from its lenders for a term loan of $7.0 million, which was funded on January 17, 2007. On March 28, 2007, Lamar Media entered into Series E and Series F Incremental Loan Agreements and obtained commitments from their lenders for term loans of $250.0 million and $325.0 million, respectively, which were both funded on March 28, 2007. In addition, the $500.0 million incremental facility, which had previously been reduced by the aggregate amount of the Series C and Series D Incremental Loans and would have been reduced by the Series E and Series F Incremental Loans, was restored to $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion.
Debt Securities. On May 31, 2007, the Company commenced an offer to exchange all of its outstanding 2 7/8% Convertible Notes due 2010 (the “outstanding notes”), for an equal amount of newly issued 2 7/8% Convertible Notes due 2010—Series B (the “new notes”) and cash. The new notes are a separate series of debt securities. The purpose of the exchange offer was to exchange outstanding notes for new notes with certain different terms, including the type of consideration the Company may use to pay holders who convert their notes. Among their features, the new notes are convertible into Class A common stock, cash or a combination thereof, at the Company’s option, subject to certain conditions, while the outstanding notes are convertible solely into the Company’s Class A common stock. This exchange was completed on July 3, 2007, when the Company accepted for exchange $287.2 million aggregate principal amount of outstanding notes, representing approximately 99.9 percent of the total outstanding notes with approximately $.3 million aggregate principal amount remaining outstanding.
On October 11, 2007, Lamar Media Corp. completed an institutional private placement of $275,000 aggregate principal amount of
6 5/8% Senior Subordinated Notes due 2015—Series C (the “Notes”). A portion of the $256,700 net proceeds from the offering of the Notes was used to repay a portion of the amounts outstanding under Lamar Media’s revolving bank credit facility. The Notes mature on August 15, 2015 and bear interest at a rate of 6 5/8% per annum, which is payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2008.
Factors Affecting Sources of Liquidity
Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.
Restrictions Under Credit Facilities and Other Debt Securities. Currently Lamar Media has outstanding approximately $385.0 million 7 1/4 % Senior Subordinated Notes due 2013 issued in December 2002 and June 2003 and $400.0 million 6 5/8% Senior Subordinated Notes due 2015 issued in August 2005, $216.0 million 6 5/8% Senior Subordinated Notes due 2015 — Series B issued in August 2006 and $275.0 million 6 5/8% Senior Subordinated Notes due 2015—Series C issued in October 2007. The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur indebtedness (i) unless no default or event of default would result from such incurrence and (ii) after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA) would be less than 6.5 to 1. The indentures relating to Lamar Media’s outstanding notes also permit Lamar Media to incur indebtedness pursuant to the following baskets:
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
Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $173.4 million for the nine months ended September 30, 2007, which is relatively constant as compared to the prior period. We anticipate our 2007 total capital expenditures to be approximately $215 million, which includes approximately $95 million for digital capital expenditures.
Acquisitions. During the nine months ended September 30, 2007, the Company financed its acquisition activity of approximately $107.4 million with borrowings under Lamar Media’s revolving credit facility and cash on hand. In 2007, we expect to spend between $125.0 million and $150.0 million on acquisitions, which we may finance through borrowings, cash on hand, the issuance of Class A common stock, or some combination of the foregoing, depending on market conditions. We plan on continuing to invest in both capital expenditures and acquisitions that can provide high returns in light of existing market conditions.
Stock Repurchase Program. At January 1, 2007, the Company had approximately $100.7 million of repurchase capacity remaining under a repurchase plan adopted in August 2006. In addition to that plan, the Company’s board of directors approved a new stock repurchase program in February 2007, of up to $500.0 million of the Company’s Class A common stock over a period not to exceed 24 months. During the nine months ended September 30, 2007, the Company purchased approximately 5,913,640 shares for an aggregate purchase price of approximately $343.9 million. The Share repurchases under the plan may be made on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased is determined by Lamar’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for future use for general corporate and other purposes.
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

Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the nine months and three months ended September 30, 2007 and 2006. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.
RESULTS OF OPERATIONS
Nine Months ended September 30, 2007 compared to Nine Months ended September 30, 2006
Net revenues increased $71.8 million or 8.6% to $904.7 million for the nine months ended September 30, 2007 from $832.9 million for the same period in 2006. This increase was attributable primarily to an increase in billboard net revenues of $71.0 million or 9.4% over the prior period, an increase in logo sign revenue of $0.3 million, which represents an increase of 0.7% over the prior period, and a $0.5 million increase in transit revenue over the prior period, which represents a increase of 1% over the prior period.
The increase in billboard net revenue of $71.0 million was generated by acquisition activity of approximately $12.2 million and internal growth of approximately $58.8 million, while the increase in logo sign revenue of $0.3 million was generated by internal growth across various markets within the logo sign programs of $3.4 million, which was offset by the loss of $3.1 million of revenue due to the loss of the Company’s Texas logo contract. The increase in transit revenue of approximately $0.5 million was due to internal growth of approximately $3.0 million offset by the loss of approximately $2.5 million of revenue due to the loss of various transit contracts.
Net revenues for the nine months ended September 30, 2007, as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2006, increased $65.0 million or 7.7% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $36.2 million or 7.6% to $509.4 million for the nine months ended September 30, 2007 from $473.2 million for the same period in 2006. There was a $28.1 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating Lamar Media’s core assets and a $8.0 million increase in corporate expenses. The increase in corporate expenses is primarily a result of additional expenses related to the Company’s adoption of SFAS 123(R).
Depreciation and amortization expense remained relatively constant for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, due to constant levels of capital expenditures between the two periods presented.
Due to the above factors, operating income increased $30.7 million to $177.0 million for nine months ended September 30, 2007 compared to $146.3 million for the same period in 2006.
During the first quarter of 2007, Lamar Media recognized a $15.4 million gain as a result of the sale of a private company in which it had an ownership interest.
Interest expense increased $36.8 million from $80.2 million for the nine months ended September 30, 2006 to $117.0 million for the nine months ended September 30, 2007, due to an increase in interest rates and total indebtedness.
The increase in operating income and the gain on disposition of investment, offset by the increase in interest expense described above resulted in a $9.4 million increase in income before income taxes. This increase in income resulted in an increase in income tax expense of $5.3 million for the nine months ended September 30, 2007 over the same period in 2006. The effective tax rate for the nine months ended September 30, 2007 was 44.9%, which is greater than the statutory rates due to permanent differences resulting from non deductible compensation expense related to stock options in accordance with SFAS 123(R) and other non-deductible expenses and amortization. In addition, our effective tax rate is higher due to limitations on our ability to utilize foreign tax credits on our foreign service income.
As a result of the above factors, Lamar Media recognized net income for the nine months ended September 30, 2007 of $42.1 million, as compared to net income of $38.0 million for the same period in 2006.

Three Months ended September 30, 2007 compared to Three Months ended September 30, 2006
Net revenues increased $22.2 million or 7.6% to $314.3 million for the three months ended September 30, 2007 from $292.0 million for the same period in 2006. This increase was attributable primarily to an increase in billboard net revenues of $21.9 million or 8.3% over the prior period, a decrease of $0.5 million in logo sign revenue or a 3.8% decrease over the prior period and a $0.8 million increase in transit revenue over the prior period, which represents an increase of 5.3%.
The increase in billboard net revenue of $21.9 million was generated by acquisition activity of approximately $3.3 million and internal growth of approximately $18.6 million, while the decrease in logo sign revenue of $0.5 million was generated by internal growth across various markets within the logo sign programs of $0.5 million, which was offset by the loss of $1.0 million in revenue due to the loss of the Company’s Texas Logo contract. The increase in transit revenue of approximately $0.8 million was due to internal growth of approximately $1.3 million offset by the loss of approximately $0.5 million in revenue due to the loss of various transit contracts.
Net revenues for the three months ended September 30, 2007, as compared to acquisition-adjusted net revenue for the three months ended September 30, 2006, increased $20.5 million or 7.0% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $6.1 million or 3.7% to $170.0 million for the three months ended September 30, 2007 from $163.9 million for the same period in 2006. There was a $4.8 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating Lamar Media’s core assets and a $1.3 million increase in corporate expenses. The increase in corporate expenses is primarily a result of additional expenses related to the Company’s adoption of SFAS 123(R).
Depreciation and amortization expense remained relatively constant for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 due to consistent levels of capital expenditures between the two periods presented.
Due to the above factors, operating income increased $11.0 million to $70.6 million for three months ended September 30, 2007 compared to $59.6 million for the same period in 2006.
Interest expense increased $13.2 million from $29.2 million for the three months ended September 30, 2006 to $42.4 million for the three months ended September 30, 2007, due to an increase in interest rates and total indebtedness.
The increase in operating income was offset by the increase in interest expense described above resulting in a $2.3 million decrease in income before income taxes. The effective tax rate for the three months ended September 30, 2007 was 49.7% which resulted in a $0.7 million increase in income tax expense over the same period in 2006.
As a result of the above factors, Lamar Media’s net income for the three months ended September 30, 2007 is $14.3 million as compared to net income of $17.3 million for the same period in 2006.

Reconciliations:
Because acquisitions occurring after December 31, 2005 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2006 acquisition-adjusted net revenue, which adjusts our 2006 net revenue for the three and nine months ended September 30, 2006 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three and nine months ended September 30, 2007. We provide this information as a supplement to net revenues to enable investors to compare periods in 2007 and 2006 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2006 that corresponds with the actual period we have owned the assets in 2007 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2006 reported net revenue to 2006 acquisition-adjusted net revenue for each of the three and nine month periods ended September 30, as well as a comparison of 2006 acquisition-adjusted net revenue to 2007 reported net revenue for each of the three and nine month periods ended September 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Nine months ended
	Sept. 30, 2006	Sept. 30, 2006
	(in thousands)	(in thousands)
Reported net revenue	$292,038	$832,948
Acquisition net revenue	1,763	6,688

Acquisition-adjusted net revenue	$293,801	$839,636

Comparison of 2007 Reported Net Revenue to 2006 Acquisition-Adjusted Net Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Reported net revenue	$314,253	$292,038	$904,663	$832,948
Acquisition net revenue	—	1,763	—	6,688

Adjusted totals	$314,253	$293,801	$904,663	$839,636

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2007, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2006 Combined Form 10-K.
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
At September 30, 2007, there was approximately $1.4 billion of aggregate indebtedness outstanding under the bank credit agreement, or approximately 51.4% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2007 with respect to borrowings under the bank credit agreement was $53.9 million, and the weighted average interest rate applicable to borrowings under this credit facility during the six months ended September 30, 2007 was 6.5%. Assuming that the weighted average interest rate was 200-basis points higher (that is 8.5% rather than 6.5%), then the Company’s nine months ended September 30, 2007 interest expense would have been approximately 16.3 million higher resulting in a $8.9 million decrease in the Company’s nine months ended September 30, 2007 net income.
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

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On February 22, 2007, the Board of Directors approved a new stock repurchase program of up to $500.0 million of the Company’s Class A common stock over a period not to exceed 24 months. The Company’s management determines the timing and amount of stock repurchases based on market conditions and other factors, and may terminate the program at any time before it expires.
The following table describes the Company’s repurchases of its registered Class A Common Stock during the quarter ended September 30, 2007, all of which occurred pursuant to the stock repurchase programs described above, except as otherwise noted:

				Approximate
			Total No.	Dollar Value of
			of Shares Purchased	Shares that May
	Total No.	Avg. Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly Announced	Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
July 1 through July 31, 2007	—	—	—	$407,090,789
August 1 through August 31, 2007	1,947,182	$51.41	1,947,182	$306,980,412
September 1 through September 30, 2007	863,301	$50.05	863,301	$263,774,566
ITEM 6. EXHIBITS
The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY
DATED: November 7, 2007	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.
DATED: November 7, 2007	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on February 22, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1	Indenture, dated as of October 11, 2007, between Lamar Media, the Guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

10.1	Lamar Deferred Compensation Plan (as amended). Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

10.2	Registration Rights Agreement, dated as of October 11, 2007, between Lamar Media, the Guarantors named therein and the Initial Purchasers named therein. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

12.1	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12.2	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.