Form 10-Q
period 2008-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2008-08-08
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Registrants’ telephone number, including area code: (225) 926-1000
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of August 1, 2008: 75,977,891
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of August 1, 2008: 15,372,865
The number of shares of Lamar Media Corp. common stock outstanding as of August 1, 2008: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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
For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2007 of the Company and Lamar Media (the “2007 Combined Form 10-K”).
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

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,059	$76,048
Receivables, net of allowance for doubtful accounts of $8,655 and $6,740 in 2008 and 2007, respectively	178,745	147,301
Prepaid expenses	64,720	40,657
Deferred income tax assets	8,422	19,857
Other current assets	20,153	29,004

Total current assets	284,099	312,867

Property, plant and equipment	2,851,951	2,686,116
Less accumulated depreciation and amortization	(1,236,010)	(1,169,152)

Net property, plant and equipment	1,615,941	1,516,964

Goodwill	1,399,838	1,376,240
Intangible assets	813,227	802,953
Deferred financing costs, net of accumulated amortization of $34,216 and $31,731 in 2008 and 2007, respectively	26,844	29,164
Other assets	49,352	43,575

Total assets	$4,189,301	$4,081,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$15,202	$19,569
Current maturities of long-term debt	35,927	31,742
Accrued expenses	73,740	75,670
Deferred income	27,662	30,657

Total current liabilities	152,531	157,638

Long-term debt	2,875,293	2,694,028
Deferred income tax liabilities	125,555	136,118
Asset retirement obligation	159,182	150,046
Other liabilities	15,161	12,926

Total liabilities	3,327,722	3,150,756

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2008 and 2007	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2008 and 2007	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 92,916,194 and 92,525,349 shares issued at 2008 and 2007, respectively; 75,977,891 and 78,216,053 outstanding at 2008 and 2007, respectively	93	93
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,372,865 shares issued and outstanding at 2008 and 2007	15	15
Additional paid-in capital	2,312,000	2,299,110
Accumulated comprehensive income	7,730	9,286
Accumulated deficit	(574,895)	(587,523)
Cost of shares held in treasury, 16,938,303 and 14,309,296 shares in 2008 and 2007, respectively	(883,364)	(789,974)

Stockholders’ equity	861,579	931,007

Total liabilities and stockholders’ equity	$4,189,301	$4,081,763

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues	$323,819	$315,225	$606,595	$590,410

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	110,105	102,769	214,892	203,552
General and administrative expenses (exclusive of depreciation and amortization)	54,242	51,375	106,229	106,677
Corporate expenses (exclusive of depreciation and amortization)	15,633	14,863	28,830	29,435
Depreciation and amortization	79,303	73,150	156,996	146,468
Gain on disposition of assets	(2,069)	(1,519)	(3,012)	(1,831)

	257,214	240,638	503,935	484,301

Operating income	66,605	74,587	102,660	106,109

Other expense (income)
Gain on disposition of investment	—	—	(1,533)	(15,448)
Interest income	(231)	(251)	(680)	(744)
Interest expense	39,165	43,292	79,933	75,137

	38,934	43,041	77,720	58,945

Income before income tax expense	27,671	31,546	24,940	47,164
Income tax expense	13,327	13,166	12,130	19,945

Net income	14,344	18,380	12,810	27,219
Preferred stock dividends	91	91	182	182

Net income applicable to common stock	$14,253	$18,289	$12,628	$27,037

Earnings per share:
Basic earnings per share	$0.15	$0.19	$0.14	$0.27

Diluted earnings per share	$0.15	$0.19	$0.14	$0.27

Cash dividends declared per share of common stock	$—	$—	$—	$3.25

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	92,172,492	97,647,094	92,801,232	98,430,517
Incremental common shares from dilutive stock options and warrants	236,594	840,163	223,182	785,458
Incremental common shares from convertible debt	—	—	—	—

Weighted average common shares diluted	92,409,086	98,487,257	93,024,414	99,215,975

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$12,810	$27,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,996	146,468
Non-cash equity based compensation	7,369	15,592
Amortization included in interest expense	2,486	2,207
Gain on disposition of assets	(4,545)	(17,279)
Deferred tax expense	9,683	4,953
Provision for doubtful accounts	5,593	2,798
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(25,445)	(14,770)
Prepaid expenses	(19,972)	(20,514)
Other assets	2,051	(4,401)
Increase (decrease) in:
Trade accounts payable	(4,367)	5,918
Accrued expenses	(5,362)	(822)
Other liabilities	(5,979)	(3,868)

Net cash provided by operating activities	131,318	143,501

Cash flows from investing activities:
Acquisitions	(193,027)	(85,937)
Capital expenditures	(107,613)	(110,005)
Proceeds from disposition of assets	8,095	21,273
Payments received on notes receivable	128	9,112

Net cash used in investing activities	(292,417)	(165,557)

Cash flows from financing activities:
Debt issuance costs	(168)	(2,580)
Cash used for purchase of treasury stock	(93,390)	(193,751)
Net proceeds from issuance of common stock	5,522	10,795
Net increase in notes payable	185,450	527,029
Dividends	(182)	(318,485)

Net cash provided by financing activities	97,232	23,008

Effect of exchange rate changes in cash and cash equivalents	(122)	(588)

Net increase (decrease) in cash and cash equivalents	(63,989)	364
Cash and cash equivalents at beginning of period	76,048	11,796

Cash and cash equivalents at end of period	$12,059	$12,160

Supplemental disclosures of cash flow information:
Cash paid for interest	$73,091	$73,313

Cash paid for foreign, state and federal income taxes	$2,623	$9,910

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2007 Combined Form 10-K.
2. Stock-Based Compensation
Equity Incentive Plan. Lamar’s 1996 Equity Incentive Plan has reserved 10 million shares of Class A common stock for issuance to directors and employees, including shares underlying granted options and common stock reserved for issuance under its performance-based incentive program. Options granted under the plan expire ten years from the grant date with vesting terms ranging from three to five years and include 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market on the date of grant.
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under Statement of Financial Accounting Standard No. 123(R), Shared-based Payment, (“SFAS 123(R)”). The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 971,500 shares of its Class A common stock during the six months ended June 30, 2008.
Stock Purchase Plan. Lamar’s 2000 Employee Stock Purchase Plan has reserved 924,000 shares of common stock for issuance to employees. The following is a summary of ESPP share activity for the six months ended June 30, 2008:

Shares
Available for future purchases, January 1, 2008	392,998
Purchases	(63,711)

Available for future purchases, June 30, 2008	329,287

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of these performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2008 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2009. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. Through June 30, 2008, the Company has recorded $2,106 as compensation expense related to these agreements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
3. Acquisitions
During the six months ended June 30, 2008, the Company completed several acquisitions of outdoor advertising assets for a total cash purchase price of approximately $193,027, which includes the acquisition of Vista Media Group, Inc. in May 2008, for a cash purchase price of approximately $104,752.
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

Total
Assets	$16,190
Property, plant and equipment	92,733
Goodwill	23,499
Site locations	51,135
Non-competition agreements	2,690
Customer lists and contracts	10,788
Other assets	19,073
Current liabilities	7,330
Long term liabilities	15,751

$193,027

Summarized below are certain unaudited pro forma statements of operations data for the six months ended June 30, 2008 and June 30, 2007 as if each of the above acquisitions and the acquisitions occurring in 2007, which were fully described in the 2007 Combined Form 10-K, had been consummated as of January 1, 2007. This pro forma information does not purport to represent what the Company’s results of operations actually would have been had such transactions occurred on the date specified or to project the Company’s results of operations for any future periods.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Pro forma net revenues	$328,173	$325,487	$618,812	$608,817

Pro forma net income applicable to common stock	$13,546	$17,141	$9,674	$22,831

Pro forma net income per common share — basic	$0.15	$0.18	$0.10	$0.23

Pro forma net income per common share — diluted	$0.15	$0.17	$0.10	$0.23

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
4. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Direct advertising expenses	$74,526	$68,487	$147,790	$137,615
General and administrative expenses	1,854	1,870	3,489	3,561
Corporate expenses	2,923	2,793	5,717	5,292

	$79,303	$73,150	$156,996	$146,468

5. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at June 30, 2008 and December 31, 2007.

	Estimated	June 30, 2008		December 31, 2007
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Customer lists and contracts	7—10	$464,015	$408,466	$453,305	$400,390
Non-competition agreements	3—15	63,320	57,626	60,633	56,900
Site locations	15	1,354,899	604,981	1,304,323	560,706
Other	5—15	13,600	11,534	13,599	10,911

		1,895,834	1,082,607	1,831,860	1,028,907

Unamortizable Intangible Assets:
Goodwill		$1,653,473	$253,635	$1,629,875	$253,635
The changes in the gross carrying amount of goodwill for the six months ended June 30, 2008 are as follows:

Balance as of December 31, 2007	$1,629,875
Goodwill acquired during the six months ended June 30, 2008	23,598

Balance as of June 30, 2008	$1,653,473

6. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2007	$150,046
Additions to asset retirement obligations	5,714
Accretion expense	5,035
Liabilities settled	(1,613)

Balance at June 30, 2008	$159,182

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
7. Fair Value Hedging — Interest Rate Swaps
The Company utilizes derivative instruments such as interest rate swaps for purposes of hedging its exposure to changing interest rates. Statement of Financial Accounting Standards (“SFAS”) SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), requires that all derivative instruments subject to the requirements of the statement be measured at fair value and recognized as assets or liabilities on the balance sheet. Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge, or decide that the contract is not a hedge, and thereafter mark the contract to market through earnings. The Company documents the relationship between the derivative instrument designated as a hedge and the hedged items, as well as its objective for risk management and strategy for use of the hedging instrument to manage the risk. Derivative instruments designated as fair value or cash flow hedges are linked to specific assets and liabilities or to specific firm commitments or forecasted transactions. The Company assesses at inception, and on an ongoing basis, whether a derivative instrument used as a hedge is highly effective in offsetting changes in the fair value or cash flows of the hedged item. A derivative that is not a highly effective hedge does not qualify for hedge accounting. Changes in the fair value of a qualifying fair value hedge are recorded in earnings along with the gain or loss on the hedged item. Changes in the fair value of a qualifying cash flow hedge are recorded in other comprehensive income, until earnings are affected by the cash flows of the hedged item. When the cash flow of the hedged item is recognized in the statement of operations, the fair value of the associated cash flow hedge is reclassified from other comprehensive income into earnings.
Ineffective portions of a cash flow hedging derivative’s change in fair value are recognized currently in earnings as other income (expense). If a derivative instrument no longer qualifies as a cash flow hedge, hedge accounting is discontinued and the gain or loss that was recorded in other comprehensive incomes is recognized over the period anticipated in the original hedge transaction.
The Company entered into two interest rate swap agreements in December 2007 that mature in December 2009. One interest rate swap converts $100,000 of variable rate debt to 3.89% fixed rate debt, the other converts $100,000 of variable rate debt to 3.99% fixed rate debt. The derivatives were designated as a hedge. The fair market values at June 30, 2008, and December 31, 2007 were $(2,475) and $(179) respectively and are reflected in other liabilities and other comprehensive income on the balance sheet.
8. Summarized Financial Information of Subsidiaries
Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the “Guarantors”) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional, and joint and several, and the only subsidiaries that are not guarantors are in the aggregate minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its the indentures relating to Lamar Media’s outstanding notes. As of June 30, 2008 and December 31, 2007, Lamar Media was permitted to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $818,012 and $748,961, respectively.
9. Earnings Per Share
Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The number of dilutive shares resulting from this calculation is 236,594 and 840,163 for the three months ended June 30, 2008 and 2007 and 223,182 and 785,458 for the six months ended June 30, 2008 and 2007. Diluted earnings per share should also reflect the potential dilution that could occur if the Company’s convertible debt was converted to common stock. The number of potentially dilutive shares related to the Company’s convertible debt excluded from the calculation because of their antidilutive effect is 5,879,893 for the three months ended June 30, 2008 and 2007, and 5,879,893 and 5,746,472 for the six months ended June 30, 2008 and 2007, respectively.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
10. New Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles used in the preparation of financial statements of entities that are presented in conformity with generally accepted accounting principles (“GAAP”). This statement is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411. We are currently evaluating the impact of adopting SFAS 162 on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends SFAS 133 requiring enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. SFAS 161’s disclosures provide additional information on how and why derivative instruments are being used. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that ownership interest in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners. It is effective for our fiscal year beginning January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interest. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquired business. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for our fiscal year beginning January 1, 2009 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS 141R on our consolidated financial statements.
In December 2007, the FASB ratified the consensus of Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 applies to participants in collaborative arrangements that are conducted without the creation of a separate legal entity for the arrangement. EITF 07-1 is effective for our fiscal year beginning January 1, 2009 and the effects of applying the consensus should be reported as a change in accounting principle through retrospective application to all prior periods presented for all arrangements in place at the effective date unless it is impracticable. We are currently evaluating the impact of adopting EITF 07-1 on our consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,059	$76,048
Receivables, net of allowance for doubtful accounts of $8,655 and $6,740 in 2008 and 2007, respectively	178,745	147,301
Prepaid expenses	64,720	40,657
Deferred income tax assets	8,422	17,616
Other current assets	16,970	23,014

Total current assets	280,916	304,636

Property, plant and equipment	2,851,951	2,686,116
Less accumulated depreciation and amortization	(1,236,010)	(1,169,152)

Net property, plant and equipment	1,615,941	1,516,964

Goodwill	1,389,568	1,366,098
Intangible assets	812,628	802,338
Deferred financing costs net of accumulated amortization of $20,983 and $19,093 in 2008 and 2007, respectively	20,391	22,123
Other assets	43,934	41,070

Total assets	$4,163,378	$4,053,229

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$15,202	$19,569
Current maturities of long-term debt	35,927	31,742
Accrued expenses	75,541	76,283
Deferred income	27,662	30,657

Total current liabilities	154,332	158,251

Long-term debt	2,875,293	2,694,028
Deferred income tax liabilities	141,820	149,942
Asset retirement obligation	159,182	150,046
Other liabilities	15,161	14,874

Total liabilities	3,345,788	3,167,141

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2008 and 2007	—	—
Additional paid-in-capital	2,505,771	2,492,880
Accumulated comprehensive income	7,730	9,286
Accumulated deficit	(1,695,911)	(1,616,078)

Stockholder’s equity	817,590	886,088

Total liabilities and stockholder’s equity	$4,163,378	$4,053,229

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues	$323,819	$315,225	$606,595	$590,410

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	110,105	102,769	214,892	203,552
General and administrative expenses (exclusive of depreciation and amortization)	54,242	51,375	106,229	106,677
Corporate expenses (exclusive of depreciation and amortization)	15,461	14,686	28,503	29,143
Depreciation and amortization	79,303	73,150	156,996	146,468
Gain on disposition of assets	(2,069)	(1,519)	(3,012)	(1,831)

	257,042	240,461	503,608	484,009

Operating income	66,777	74,764	102,987	106,401

Other expense (income)
Gain on disposition of investment	—	—	(1,533)	(15,448)
Interest income	(231)	(251)	(680)	(744)
Interest expense	38,693	43,001	79,313	74,555

	38,462	42,750	77,100	58,363

Income before income tax expense	28,315	32,014	25,887	48,038
Income tax expense	13,395	13,055	12,330	20,219

Net income	$14,920	$18,959	$13,557	$27,819

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$13,557	$27,819

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,996	146,468
Non-cash equity based compensation	7,369	15,592
Amortization included in interest expense	1,866	1,625
Gain on disposition of assets	(4,545)	(17,279)
Deferred tax expense	9,883	4,557
Provision for doubtful accounts	5,593	2,798

Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(25,445)	(14,770)
Prepaid expenses	(19,972)	(20,514)
Other assets	4,964	(6,439)
Increase (decrease) in:
Trade accounts payable	(4,367)	5,918
Accrued expenses	(5,555)	(375)
Other liabilities	(9,208)	15,446

Net cash provided by operating activities	131,136	160,846

Cash flows from investing activities:
Acquisitions	(193,027)	(85,937)
Capital expenditures	(107,613)	(110,005)
Proceeds from disposition of assets	8,095	21,273
Payment received on notes receivable	128	9,112

Net cash used in investing activities	(292,417)	(165,557)

Cash flows from financing activities:
Debt issuance costs	(168)	(2,580)
Net increase in long-term debt	185,450	527,029
Contributions from parent	5,522	—
Dividend to parent	(93,390)	(518,786)

Net cash provided by financing activities	97,414	5,663

Effect of exchange rate changes in cash and cash equivalents	(122)	(588)

Net increase (decrease) in cash and cash equivalents	(63,989)	364

Cash and cash equivalents at beginning of period	76,048	11,796

Cash and cash equivalents at end of period	$12,059	$12,160

Supplemental disclosures of cash flow information:
Cash paid for interest	$73,091	$73,313

Cash paid for foreign, state and federal income taxes	$2,623	$9,910

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2007 Combined Form 10-K.
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8 and 10 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp., as it is a wholly owned subsidiary of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward–Looking Statements” and in Item 1A to the 2007 Combined Form 10-K. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the six months and three months ended June 30, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
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
Since December 31, 2004, the Company has completed strategic acquisitions of outdoor advertising and site easements for an aggregate purchase price of approximately $764.6 million, which included the issuance of 1,026,413 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $43.3 million and warrants valued at the time of issuance of approximately $1.8 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its bank credit agreement and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performances of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. The Company expects to continue to pursue acquisitions that complement the Company’s business.
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the replacement of damaged billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Total capital expenditures:
Billboard — traditional	$21,338	$16,568	$39,790	$37,093
Billboard — digital	24,794	25,003	50,036	40,789
Logos	1,462	3,025	3,116	4,799
Transit	258	147	348	586
Land and buildings	5,173	9,710	6,156	18,810
Operating equipment	4,343	5,488	8,167	7,928

Total capital expenditures	$57,368	$59,941	$107,613	$110,005

RESULTS OF OPERATIONS
Six Months ended June 30, 2008 compared to Six Months ended June 30, 2007
Net revenues increased $16.2 million or 2.7% to $606.6 million for the six months ended June 30, 2008 from $590.4 million for the same period in 2007. This increase was attributable primarily to an increase in billboard net revenues of $14.9 million or 2.8% over the prior period, a decrease in logo sign revenue of $0.7 million, which represents a decrease of 2.9% over the prior period, and a $2.0 million increase in transit revenue over the prior period, which represents an increase of 6.8% over the prior period.
The increase in billboard net revenue of $14.9 million was generated by acquisition activity of approximately $9.6 million and internal growth of approximately $5.3 million, while the increase in transit revenue of approximately $2.0 million was due to acquisition activity of approximately $0.9 million, internal growth of approximately $3.7 million offset by the loss of approximately $2.6 million of revenue due to the loss of various transit contracts. The decrease in logo sign revenue of $0.7 million was a result of internal growth across various markets within the logo sign programs of $0.9 million, which was offset by the loss of $1.6 million of revenue due to the loss of the Company’s Ohio Logo contract, for the quarter ended June 30, 2008. In July 2008, the Ohio Logo contract was awarded once again to the Company.
Net revenues for the six months ended June 30, 2008, as compared to acquisition-adjusted net revenue for the six months ended June 30, 2007, increased $9.8 million or 1.6% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $10.3 million or 3.0% to $350.0 million for the six months ended June 30, 2008 from $339.7 million for the same period in 2007. There was a $10.9 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets offset by a $0.6 million decrease in corporate expenses. The decrease in corporate expenses is primarily a result of a decrease in non-cash compensation expense related to stock and option awards in the amount of $4.0 million, offset by general increases in corporate overhead as well as the settlement of certain employment related claims.
Depreciation and amortization expense increased $10.5 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, due to the increase in capital expenditures related to digital displays that have shorter depreciable lives.
Due to the above factors, operating income decreased $3.4 million to $102.7 million for the six months ended June 30, 2008 compared to $106.1 million for the same period in 2007.
During the first quarter of 2008, the Company recognized a $1.5 million return on an investment compared to a $15.4 million gain as a result of the sale of a private company recognized in the first quarter 2007, which represents a decrease of 90.1% over the prior period.
Interest expense increased $4.8 million from $75.1 million for the six months ended June 30, 2007 to $79.9 million for the six months ended June 30, 2008, due to an increase in total indebtedness.
The decrease in operating income and the increase in interest expense, offset by the decrease in the gain on disposition of investments, resulted in a $22.2 million decrease in income before income taxes. This decrease in income resulted in a decrease in income tax expense of $7.8 million for the six months ended June 30, 2008 over the same period in 2007. The effective tax rate for the six months ended June 30, 2008 was 48.6%, which is greater than the statutory rates due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with SFAS 123(R) and other non-deductible expenses and amortization. In addition, our effective tax rate is higher due to limitations on our ability to utilize foreign tax credits on our foreign service income.
As a result of the above factors, the Company recognized net income for the six months ended June 30, 2008 of $12.8 million, as compared to net income of $27.2 million for the same period in 2007.
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
Three Months ended June 30, 2008 compared to Three Months ended June 30, 2007
Net revenues increased $8.6 million or 2.7% to $323.8 million for the three months ended June 30, 2008 from $315.2 million for the same period in 2007. This increase was attributable primarily to an increase in billboard net revenues of $7.9 million or 2.8% over the prior period, a decrease of $0.8 million in logo sign revenue or a 7.0% decrease over the prior period and a $1.5 million increase in transit revenue over the prior period, which represents a 9.4% increase.
The increase in billboard net revenue of $7.9 million was generated by acquisition activity of approximately $7.2 million and internal growth of approximately $0.7 million, while the increase in transit revenue of approximately $1.5 million was due to acquisition activity of approximately $0.9 million, internal growth of approximately $2.0 million offset by the loss of approximately $1.4 million in revenue due to the loss of various transit contracts. The decrease in logo sign revenue of $0.8 million was generated by internal growth across various markets within the logo sign programs of $0.4 million, which was offset by the loss of $1.2 million in revenue due to the loss of the Company’s Ohio Logo contract, for the three months ended June 30, 2008. On July 1, 2008, the Company was once again awarded the Ohio Logo contract.
Net revenues for the three months ended June 30, 2008, as compared to acquisition-adjusted net revenue for the three months ended June 30, 2007, increased $3.1 million or 1.0% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $11.0 million or 6.5% to $180.0 million for the three months ended June 30, 2008 from $169.0 million for the same period in 2007. There was a $10.2 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $0.8 million increase in corporate expenses. The increase in corporate overhead is a result of the settlement of certain employment related claims which was offset by a decrease in non-cash compensation expense resulting from stock and option awards in the amount of $1.4 million.
Depreciation and amortization expense increased $6.2 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 due to increased capital expenditures, particularly digital displays.
Due to the above factors, operating income decreased $8.0 million to $66.6 million for three months ended June 30, 2008 compared to $74.6 million for the same period in 2007.
Interest expense decreased $4.1 million from $43.3 million for the three months ended June 30, 2007 to $39.2 million for the three months ended June 30, 2008, due to a decrease in interest rates which was partially offset by an increase in total indebtedness.
The decrease in operating income was offset by the decrease in interest expense described above resulting in a $3.9 million decrease in income before income taxes. The effective tax rate for the three months ended June 30, 2008 was 48.2% resulting in income tax expense remaining relatively constant over the same period in 2007. The effective tax rate is greater than the statutory rates due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with SFAS 123(R) and other non-deductible expenses and amortization.
As a result of the above factors, the Company’s net income for the three months ended June 30, 2008 is $14.3 million which is a $4.0 million decrease over the same period in 2007.
Reconciliations:
Because acquisitions occurring after December 31, 2006 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2007 acquisition-adjusted net revenue, which adjusts our 2007 net revenue for the three and six months ended June 30, 2007 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three and six months ended June 30, 2008. We provide this information as a supplement to net revenues to enable investors to compare periods in 2008 and 2007 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2007 that corresponds with the actual period we have owned the assets in 2008 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2007 reported net revenue to 2007 acquisition-adjusted net revenue for each of the three and six month periods ended June 30, as well as a comparison of 2007 acquisition-adjusted net revenue to 2008 reported net revenue for each of the three and six month periods ended June 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
	(in thousands)	(in thousands)
Reported net revenue	$315,225	$590,410
Acquisition net revenue	5,505	6,353

Acquisition-adjusted net revenue	$320,730	$596,763

Comparison of 2008 Reported Net Revenue to 2007 Acquisition-Adjusted Net Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Reported net revenue	$323,819	$315,225	$606,595	$590,410
Acquisition net revenue	—	5,505	—	6,353

Adjusted totals	$323,819	$320,730	$606,595	$596,763

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
Sources of Cash
Total Liquidity at June 30, 2008. As of June 30, 2008 we had approximately $201.3 million of total liquidity, which is comprised of approximately $12.1 million in cash and cash equivalents and the ability to draw approximately $189.2 million under our revolving bank credit facility.
Cash Generated by Operations. For the six months ended June 30, 2008 and 2007 our cash provided by operating activities was $131.3 million and $143.5 million, respectively. While our net income was $12.8 million for the six months ended June 30, 2008, we generated cash from operating activities of $131.3 million during that same period, primarily due to non-cash adjustments needed to reconcile net income to cash provided by operating activities of $177.6 million, which primarily consisted of depreciation and amortization of $157.0 million. This was offset by an increase in working capital of $59.1 million. We expect to generate cash flows from operations during 2008 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use the excess cash generated principally for acquisitions and to fund repurchases under our stock repurchase program. See “— Cash Flows” for more information.
Credit Facilities. As of June 30, 2008, Lamar Media had approximately $189.2 million of unused capacity under the revolving credit facility included in its bank credit facility. The bank credit facility was refinanced on September 30, 2005 and is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. We have also borrowed $789.0 million in term loans as a result of incremental borrowing (Series A through Series F) during 2006 and 2007 under the incremental facility included in our bank credit facility. In addition to those incremental borrowings, the existing incremental facility permits Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion. The aggregate balance outstanding under our bank credit facility as of June 30, 2008, was $1.4 billion.
Factors Affecting Sources of Liquidity
Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.
Credit Facilities and Other Debt Securities. Lamar must comply with certain covenants and restrictions related to its credit facilities and its outstanding debt securities.
Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its credit facilities and its outstanding debt securities. Currently Lamar Media has outstanding approximately $385.0 million 7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003 (the “7 1/4% Notes”), $400.0 million 6 5/8% Senior Subordinated Notes due 2015 issued August 2005, $216.0 million 6 5/8% Senior Subordinated Notes due 2015 – Series B issued in August 2006 and $275 million 6 5/8% Senior Subordinated Notes due 2015 – Series C issued in October 2007 (collectively, the “6 5/8% Notes”). The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur indebtedness but permit the incurrence of indebtedness (including indebtedness under its senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than (a) 6.5 to 1, pursuant to the 7 1/4% Notes indenture, and (b) 7.0 to 1, pursuant to the 6 5/8% Notes indentures (“Permitted Indebtedness Tests”).
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

These baskets are in addition to and do not place a limit on the amount of debt that Lamar can incur under the Permitted Indebtedness Tests described above. The Company can incur indebtedness under its senior credit facility to the extent of its $1.3 billion senior credit facility indebtedness basket without regard to any other restrictions and further can incur an unlimited amount of indebtedness under its senior credit facility so long as it complies with the Permitted Indebtedness Tests. At June 30, 2008, the Company had an aggregate outstanding balance under its senior credit facility of $1.4 billion and was in compliance with the Permitted Indebtedness Tests.
Restrictions under Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under its bank credit agreement. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At June 30, 2008 and currently, Lamar Media is in compliance with all such tests.
Lamar Media must be in compliance with the following financial ratios under its senior credit facility:
•	a total debt ratio, defined as total consolidated debt to EBITDA, as defined below, for the most recent four fiscal quarters, of not greater than 6.00 to 1.

•	a fixed charges coverage ratio, defined as EBITDA, as defined below, for the most recent four fiscal quarters to the sum of (1) the total payments of principal and interest on debt for such period, plus (2) capital expenditures made during such period, plus (3) income and franchise tax payments made during such period, plus (4) dividends, of greater than 1.05 to 1.
As defined under Lamar Media’s senior credit facility, EBITDA is, for any period, operating income for Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, interest in respect of mirror loan indebtedness, depreciation, amortization and any other non-cash income or charges accrued for such period and (except to the extent received or paid in cash by Lamar Media or any of its restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. Any dividend payment made by Lamar Media or any of its restricted subsidiaries to Lamar Advertising Company during any period to enable Lamar Advertising Company to pay certain qualified expenses on behalf of Lamar Media and its subsidiaries shall be treated as operating expenses of Lamar Media for the purposes of calculating EBITDA for such period if and to the extent such operating expenses would be deducted in the calculations of EBITDA if funded directly by Lamar Media or any restricted subsidiary. EBITDA under the bank credit agreement is also adjusted to reflect certain acquisitions or dispositions as if such acquisitions or dispositions were made on the first day of such period.
The Company believes that its current level of cash on hand, availability under its bank credit agreement and future cash flows from operations are sufficient to meet its operating needs through the year 2008. All debt obligations are reflected on the Company’s balance sheet.
Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $107.6 million for the six months ended June 30, 2008 which is a decrease of approximately $2.4 million as compared to the prior period. We anticipate our 2008 total capital expenditures to be approximately $200.0 million.
Acquisitions. During the six months ended June 30, 2008, the Company financed its acquisition activity of approximately $193.0 million with borrowings under Lamar Media’s revolving credit facility and cash on hand. In 2008, we expect to spend approximately $250.0 million on acquisitions of outdoor advertising assets and site easements, which we may finance through borrowings, cash on hand, the issuance of Class A common stock, or some combination of the foregoing, depending on market conditions. We plan on continuing to invest in both capital expenditures and acquisitions that can provide high returns in light of existing market conditions.
Stock Repurchase Program. At January 1, 2008, the Company had approximately $217.2 million of repurchase capacity remaining under a repurchase plan adopted in February 2007 of up to $500.0 million of the Company’s Class A common stock over a period not to exceed 24 months. During the six months ended June 30, 2008, the Company purchased approximately 2,562,832 shares for an aggregate purchase price of approximately $90.5 million. The share repurchases under the plan may be made on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased is determined by Lamar’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for future use for general corporate and other purposes.

Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the six months and three months ended June 30, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.
RESULTS OF OPERATIONS
Six Months ended June 30, 2008 compared to Six Months ended June 30, 2007
Net revenues increased $16.2 million or 2.7% to $606.6 million for the six months ended June 30, 2008 from $590.4 million for the same period in 2007. This increase was attributable primarily to an increase in billboard net revenues of $14.9 million or 2.8% over the prior period, a decrease in logo sign revenue of $0.7 million, which represents a decrease of 2.9% over the prior period, and a $2.0 million increase in transit revenue over the prior period, which represents an increase of 6.8% over the prior period.
The increase in billboard net revenue of $14.9 million was generated by acquisition activity of approximately $9.6 million and internal growth of approximately $5.3 million, while the increase in transit revenue of approximately $2.0 million was due to acquisition activity of approximately $0.9 million, internal growth of approximately $3.7 million offset by the loss of approximately $2.6 million of revenue due to the loss of various transit contracts. The decrease in logo sign revenue of $0.7 million was a result of internal growth across various markets within the logo sign programs of $0.9 million, which was offset by the loss of $1.6 million of revenue due to the loss of the Company’s Ohio Logo contract, for the quarter ended June 30, 2008. In July 2008, the Ohio Logo contract was awarded once again to the Company.
Net revenues for the six months ended June 30, 2008, as compared to acquisition-adjusted net revenue for the six months ended June 30, 2007, increased $9.8 million or 1.6% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $10.2 million or 3.0% to $349.6 million for the six months ended June 30, 2008 from $339.4 million for the same period in 2007. There was a $10.9 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating Lamar Media’s core assets offset by a $0.7 million decrease in corporate expenses. The decrease in corporate expenses is primarily a result of a decrease in non-cash compensation expense related to stock and option awards in the amount of $4.0 million, offset by general increases in corporate overhead as well as the settlement of certain employment related claims.
Depreciation and amortization expense increased $10.5 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, due to the increase in capital expenditures related to digital displays that have shorter depreciable lives.
Due to the above factors, operating income decreased $3.4 million to $103.0 million for six months ended June 30, 2008 compared to $106.4 million for the same period in 2007.
During the first quarter of 2008, Lamar Media recognized a $1.5 million return on an investment compared to a $15.4 million gain as a result of the sale of a private company recognized in the first quarter 2007, which represents a decrease of 90.1% over the prior period.
Interest expense increased $4.7 million from $74.6 million for the six months ended June 30, 2007 to $79.3 million for the six months ended June 30, 2008, due to an increase in total indebtedness.
The decrease in operating income and the increase in interest expense, offset by the decrease in the gain on disposition of investments, resulted in a $22.2 million decrease in income before income taxes. This decrease in income resulted in a decrease in income tax expense of $7.9 million for the six months ended June 30, 2008 over the same period in 2007. The effective tax rate for the six months ended June 30, 2008 was 47.6%, which is greater than the statutory rates due to permanent differences resulting from non deductible compensation expense related to stock options in accordance with SFAS 123(R) and other non-deductible expenses and amortization. In addition, our effective tax rate is higher due to limitations on our ability to utilize foreign tax credits on our foreign service income.
As a result of the above factors, Lamar Media recognized net income for the six months ended June 30, 2008 of $13.6 million, as compared to net income of $27.8 million for the same period in 2007.
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
Three Months ended June 30, 2008 compared to Three Months ended June 30, 2007
Net revenues increased $8.6 million or 2.7% to $323.8 million for the three months ended June 30, 2008 from $315.2 million for the same period in 2007. This increase was attributable primarily to an increase in billboard net revenues of $7.9 million or 2.8% over the prior period, a decrease of $0.8 million in logo sign revenue or a 7.0% decrease over the prior period and a $1.5 million increase in transit revenue over the prior period, which represents an increase of 9.4%.

The increase in billboard net revenue of $7.9 million was generated by acquisition activity of approximately $7.2 million and internal growth of approximately $0.7 million, while the increase in transit revenue of approximately $1.5 million was due to acquisition activity of approximately $0.9 million, internal growth of approximately $2.0 million offset by the loss of approximately $1.4 million in revenue due to the loss of various transit contracts. The decrease in logo sign revenue of $0.8 million was generated by internal growth across various markets within the logo sign programs of $0.4 million, which was offset by the loss of $1.2 million in revenue due to the loss of the Company’s Ohio Logo contract, for the three months ended June 30, 2008. On July 1, 2008, the Company was once again awarded the Ohio Logo contract.
Net revenues for the three months ended June 30, 2008, as compared to acquisition-adjusted net revenue for the three months ended June 30, 2007, increased $3.1 million or 1.0% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $11.0 million or 6.5% to $179.8 million for the three months ended June 30, 2008 from $168.8 million for the same period in 2007. There was a $10.2 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Lamar Media’s core assets offset by $0.8 million increase in corporate expenses. The increase in corporate overhead is a result of the settlement of certain employment related claims which was offset by a decrease in non-cash compensation expense resulting from stock and option awards in the amount of $1.4 million.
Depreciation and amortization expense increased $6.2 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 due to increased levels of capital expenditures, particularly digital displays.
Due to the above factors, operating income decreased $8.0 million to $66.8 million for three months ended June 30, 2008 compared to $74.8 million for the same period in 2007.
Interest expense decreased $4.3 million from $43.0 million for the three months ended June 30, 2007 to $38.7 million for the three months ended June 30, 2008, due to a decrease in interest rates, partially offset by an increase in total indebtedness.
The decrease in operating income was offset by the decrease in interest expense described above resulting in a $3.7 million decrease in income before income taxes. The effective tax rate for the three months ended June 30, 2008 was 47.3% which resulted in income tax expense remaining relatively constant over the same period in 2007.
As a result of the above factors, Lamar Media’s net income for the three months ended June 30, 2008 is $14.9 million which is a $4.0 million decrease over the same period in 2007.
Reconciliations:

Because acquisitions occurring after December 31, 2006 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2007 acquisition-adjusted net revenue, which adjusts our 2007 net revenue for the three and six months ended June 30, 2007 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three and six months ended June 30, 2008. We provide this information as a supplement to net revenues to enable investors to compare periods in 2008 and 2007 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2007 that corresponds with the actual period we have owned the assets in 2008 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2007 reported net revenue to 2007 acquisition-adjusted net revenue for each of the three and six month periods ended June 30, as well as a comparison of 2007 acquisition-adjusted net revenue to 2008 reported net revenue for each of the three and six month periods ended June 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
	(in thousands)	(in thousands)
Reported net revenue	$315,225	$590,410
Acquisition net revenue	5,505	6,353

Acquisition-adjusted net revenue	$320,730	$596,763

Comparison of 2008 Reported Net Revenue to 2007 Acquisition-Adjusted Net Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Reported net revenue	$323,819	$315,225	$606,595	$590,410
Acquisition net revenue	—	5,505	—	6,353

Adjusted totals	$323,819	$320,730	$606,595	$596,763

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2008, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2007 Combined Form 10-K.
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
At June 30, 2008, there was approximately $1.4 billion of aggregate indebtedness outstanding under the bank credit agreement, or approximately 48% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2008 with respect to borrowings under the bank credit agreement was $28.5 million, and the weighted average interest rate applicable to borrowings under this credit facility during the six months ended June 30, 2008 was 3.7%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.7% rather than 3.7%), then the Company’s six months ended June 30, 2008 interest expense would have been approximately $14.2 million higher resulting in a $7.3 million decrease in the Company’s six months ended June 30, 2008 net income.
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
ITEM 4. CONTROLS AND PROCEDURES
a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.
b) Changes in Internal Control Over Financial Reporting.
There was no change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) of the Company and Lamar Media identified in connection with the evaluation of the Company’s and Lamar Media’s internal control performed during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s and Lamar Media’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On February 22, 2007 the Board of Directors approved a stock repurchase program of up to $500.0 million of the Company’s Class A common stock over a period not to exceed 24 months. The Company’s management determines the timing and amount of stock repurchases based on market conditions and other factors, and may terminate the program at any time before it expires.
The following table describes the Company’s repurchases of its registered Class A Common Stock during the quarter ended June 30, 2008, all of which occurred pursuant to the stock repurchase programs described above:

				Approximate
			Total No.	Dollar Value of
			of Shares Purchased	Shares that May
	Total No.	Avg. Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly Announced	Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
April 1 through April 30, 2008	—	—	—	$167,035,999
May 1 through May 31, 2008	—	—	—	$167,035,999
June 1 through June 30, 2008	1,103,676	$36.56	1,103,676	$126,683,166
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company held its annual meeting of stockholders on Thursday, May 22, 2008. At the annual meeting, the stockholders elected Kevin P. Reilly, Jr., Wendell Reilly, Anna Reilly, Stephen P. Mumblow, John Maxwell Hamilton, Thomas V. Reifenheiser, Robert M. Jelenic and John E. Koerner, III as directors of the Company, each to hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified. The stockholders also ratified the selection of KPMG, LLP as the Company’s independent registered public accounting firm for fiscal year 2008.
The results of voting at the Company’s annual meeting of stockholders are as follows:
Proposal 1: Election of Directors

Nominee	VOTES FOR	VOTES WITHHELD
Kevin P. Reilly, Jr.	215,201,437	686,960
Wendell Reilly	215,201,261	687,136
Anna Reilly	215,201,841	686,556
Stephen P. Mumblow	215,489,388	399,009
John Maxwell Hamilton	215,489,400	398,997
Thomas V. Reifenheiser	215,057,232	831,165
Robert M. Jelenic	215,489,364	399,033
John E. Koerner, III	215,487,593	400,804
Proposal 2: Ratification of KPMG LLP as the Company’s Independent Registered Public Accounting Firm.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
215,492,311	331,725	64,361
ITEM 6. EXHIBITS
The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY
DATED: August 8, 2008	BY: /s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.
DATED: August 8, 2008	BY: /s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

2.1	Stock Purchase Agreement by and among Entravision Communications Corporation, Z-Spanish Media Corporation, Inc., Vista Media Group, Inc. and Lamar Advertising of Penn, LLC, dated February 28, 2008. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 21, 2008 and incorporated herein by reference.

2.2	Amendment to the Stock Purchase Agreement by and among Entravision Communications Corporation, Z-Spanish Media Corporation, Inc., Vista Media Group, Inc. and Lamar Advertising of Penn, LLC, dated May 16, 2008. Previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 21, 2008 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on February 22, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.