Form 10-Q
period 2008-09-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2008-11-07
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-30242
Lamar Advertising Company
Commission File Number 1-12407
Lamar Media Corp.
(Exact name of registrants as specified in their charters)

Delaware	72-1449411
Delaware	72-1205791
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

5551 Corporate Blvd., Baton Rouge, LA	70808
(Address of principle executive offices)	(Zip Code)
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
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of October 30, 2008: 76,339,778
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of October 30, 2008: 15,172,865
The number of shares of Lamar Media Corp. common stock outstanding as of October 30, 2008: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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
Generally, the words anticipates, believes, expects, intends, estimates, projects, plans and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s and Lamar Media’s actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:
•	risks and uncertainties relating to the Company’s significant indebtedness;

•	the demand for outdoor advertising, which is and will be impacted by the extent and length of the current economic downturn;

•	the performance of the U.S. economy generally and the level of expenditures on outdoor advertising particularly;

•	the Company’s ability to renew expiring contracts at favorable rates;

•	the integration of companies that the Company acquires and its ability to recognize cost savings or operating efficiencies as a result of these acquisitions;

•	the Company’s need for and ability to obtain additional funding for acquisitions or operations;

•	the market price of the Company’s Class A common stock;

•	the existence and nature of investment and digital deployment opportunities available to the Company from time to time; and

•	the regulation of the outdoor advertising industry by federal, state and local governments.
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

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,510	$76,048
Receivables, net of allowance for doubtful accounts of $8,908 and $6,740 in 2008 and 2007, respectively	171,182	147,301
Prepaid expenses	62,703	40,657
Deferred income tax assets	8,644	19,857
Other current assets	20,764	29,004

Total current assets	284,803	312,867

Property, plant and equipment	2,889,773	2,686,116
Less accumulated depreciation and amortization	(1,276,826)	(1,169,152)

Net property, plant and equipment	1,612,947	1,516,964

Goodwill	1,422,033	1,376,240
Intangible assets	795,081	802,953
Deferred financing costs, net of accumulated amortization of $35,446 and $31,731 in 2008 and 2007, respectively	25,611	29,164
Other assets	48,549	43,575

Total assets	$4,189,024	$4,081,763

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$29,376	$19,569
Current maturities of long-term debt	39,494	31,742
Accrued expenses	59,296	75,670
Deferred income	30,604	30,657

Total current liabilities	158,770	157,638

Long-term debt	2,853,423	2,694,028
Deferred income tax liabilities	130,573	136,118
Asset retirement obligation	161,261	150,046
Other liabilities	13,377	12,926

Total liabilities	3,317,404	3,150,756

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2008 and 2007	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2008 and 2007	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 93,077,081 and 92,525,349 shares issued at 2008 and 2007, respectively; 76,138,778 and 78,216,053 outstanding at 2008 and 2007, respectively	93	93
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,372,865 shares issued and outstanding at 2008 and 2007	15	15
Additional paid-in capital	2,318,652	2,299,110
Accumulated comprehensive income	7,460	9,286
Accumulated deficit	(571,236)	(587,523)
Cost of shares held in treasury, 16,938,303 and 14,309,296 shares in 2008 and 2007, respectively	(883,364)	(789,974)

Stockholders’ equity	871,620	931,007

Total liabilities and stockholders’ equity	$4,189,024	$4,081,763

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$312,516	$314,253	$919,111	$904,663

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	113,677	102,121	328,569	305,673
General and administrative expenses (exclusive of depreciation and amortization)	52,556	52,748	158,785	159,425
Corporate expenses (exclusive of depreciation and amortization)	13,147	15,272	41,977	44,707
Depreciation and amortization	80,486	74,352	237,482	220,820
Gain on disposition of assets	(868)	(675)	(3,880)	(2,506)

	258,998	243,818	762,933	728,119

Operating income	53,518	70,435	156,178	176,544

Other expense (income)
Gain on disposition of investment	(281)	—	(1,814)	(15,448)
Interest income	(317)	(302)	(997)	(1,046)
Interest expense	39,620	42,537	119,553	117,674

	39,022	42,235	116,742	101,180

Income before income tax expense	14,496	28,200	39,436	75,364
Income tax expense	10,746	13,675	22,876	33,620

Net income	3,750	14,525	16,560	41,744
Preferred stock dividends	91	91	273	273

Net income applicable to common stock	$3,659	$14,434	$16,287	$41,471

Earnings per share:
Basic earnings per share	$0.04	$0.15	$0.18	$0.42

Diluted earnings per share	$0.04	$0.15	$0.18	$0.42

Cash dividends declared per share of common stock	$—	$—	$—	$3.25

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	91,393,601	96,194,236	92,332,022	97,676,898
Incremental common shares from dilutive stock options and warrants	132,809	893,959	122,414	801,280
Incremental common shares from convertible debt	—	—	—	—

Weighted average common shares diluted	91,526,410	97,088,195	92,454,436	98,478,178

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$16,560	$41,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,482	220,820
Non-cash equity based compensation	9,047	21,754
Amortization included in interest expense	3,722	3,340
Gain on disposition of assets	(5,694)	(17,954)
Deferred tax expense	18,623	6,293
Provision for doubtful accounts	8,044	4,616
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(20,465)	(30,167)
Prepaid expenses	(18,378)	(18,516)
Other assets	159	(3,471)
Increase (decrease) in:
Trade accounts payable	9,808	8,729
Accrued expenses	(18,062)	5,927
Other liabilities	(3,122)	2,489

Net cash provided by operating activities	237,724	245,604

Cash flows from investing activities:
Acquisitions	(225,920)	(107,419)
Capital expenditures	(159,246)	(173,445)
Proceeds from disposition of assets	9,101	22,175
Payments received on notes receivable	228	9,378

Net cash used in investing activities	(375,837)	(249,311)

Cash flows from financing activities:
Debt issuance costs	(169)	(3,426)
Cash used for purchase of treasury stock	(93,390)	(337,152)
Net proceeds from issuance of common stock	10,495	12,946
Net increase in notes payable	167,147	649,057
Dividends	(273)	(318,576)

Net cash provided by financing activities	83,810	2,849

Effect of exchange rate changes in cash and cash equivalents	(235)	(180)
Net decrease in cash and cash equivalents	(54,538)	(1,038)
Cash and cash equivalents at beginning of period	76,048	11,796

Cash and cash equivalents at end of period	$21,510	$10,758

Supplemental disclosures of cash flow information:
Cash paid for interest	$127,865	$121,130

Cash paid for foreign, state and federal income taxes	$3,549	$22,143

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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under Statement of Financial Accounting Standard No. 123(R), Shared-based Payment, (“SFAS 123(R)”). The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 980,500 shares of its Class A common stock during the nine months ended September 30, 2008.
Stock Purchase Plan. Lamar’s 2000 Employee Stock Purchase Plan has reserved 924,000 shares of common stock for issuance to employees. The following is a summary of ESPP share activity for the nine months ended September 30, 2008:

Shares
Available for future purchases, January 1, 2008	392,998
Purchases	(93,097)

Available for future purchases, September 30, 2008	299,901
Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of these performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2008 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2009. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. Through September 30, 2008, the Company has recorded $2,280 as compensation expense related to these agreements.
3. Acquisitions
During the nine months ended September 30, 2008, the Company completed several acquisitions of outdoor advertising assets for a total cash purchase price of approximately $225,920, which includes the acquisition of Vista Media Group, Inc. in May 2008, for a cash purchase price of approximately $102,752.

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

Total
Assets	$16,453
Property, plant and equipment	85,337
Goodwill	45,954
Site locations	61,142
Non-competition agreements	2,762
Customer lists and contracts	9,888
Other assets	23,406
Current liabilities	7,806
Long term liabilities	11,216

$225,920

Summarized below are certain unaudited pro forma statements of operations data for the nine months ended September 30, 2008 and September 30, 2007 as if each of the above acquisitions and the acquisitions occurring in 2007, which were fully described in the 2007 Combined Form 10-K, had been consummated as of January 1, 2007. This pro forma information does not purport to represent what the Company’s results of operations actually would have been had such transactions occurred on the date specified or to project the Company’s results of operations for any future periods.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Pro forma net revenues	$312,545	$325,155	$933,533	$936,396

Pro forma net income applicable to common stock	$3,626	$12,893	$13,083	$34,655

Pro forma net income per common share — basic	$0.04	$0.13	$0.14	$0.35

Pro forma net income per common share — diluted	$0.04	$0.13	$0.14	$0.35

4. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Direct advertising expenses	$75,653	$69,923	$223,443	$207,538
General and administrative expenses	1,786	1,578	5,275	5,139
Corporate expenses	3,047	2,851	8,764	8,143

	$80,486	$74,352	$237,482	$220,820

5. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at September 30, 2008 and December 31, 2007.

	Estimated	September 30, 2008		December 31, 2007
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Customer lists and contracts	7—10	$463,045	$412,041	$453,305	$400,390
Non-competition agreements	3—15	63,390	58,008	60,633	56,900
Site locations	15	1,364,412	627,471	1,304,323	560,706
Other	5—15	13,600	11,846	13,599	10,911

		1,904,447	1,109,366	1,831,860	1,028,907
Unamortizable Intangible Assets:
Goodwill		$1,675,668	$253,635	$1,629,875	$253,635

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
The changes in the gross carrying amount of goodwill for the nine months ended September 30, 2008 are as follows:

Balance as of December 31, 2007	$1,629,875
Goodwill acquired during the nine months ended September 30, 2008	45,793

Balance as of September 30, 2008	$1,675,668

6. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2007	$150,046
Additions to asset retirement obligations	5,989
Accretion expense	7,487
Liabilities settled	(2,261)

Balance at September 30, 2008	$161,261

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
The Company entered into two interest rate swap agreements in December 2007 that mature in December 2009. One interest rate swap converts $100,000 of variable rate debt to 3.89% fixed rate debt, the other converts $100,000 of variable rate debt to 3.99% fixed rate debt. The derivatives were designated as a hedge. The fair market values at September 30, 2008, and December 31, 2007 were ($1,982) and $(179) respectively and are reflected in other liabilities and other comprehensive income on the balance sheet.
8. Summarized Financial Information of Subsidiaries
Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the “Guarantors”) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional, and joint and several, and the only subsidiaries that are not guarantors are in the aggregate minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its the indentures relating to Lamar Media’s outstanding notes. As of September 30, 2008 and December 31, 2007, Lamar Media was permitted to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $895,159 and $748,961, respectively.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
9. Earnings Per Share
Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The number of dilutive shares resulting from this calculation is 132,809 and 893,959 for the three months ended September 30, 2008 and 2007 and 122,414 and 801,280 for the nine months ended September 30, 2008 and 2007. Diluted earnings per share should also reflect the potential dilution that could occur if the Company’s convertible debt was converted to common stock. The number of potentially dilutive shares related to the Company’s convertible debt excluded from the calculation because of their antidilutive effect is 5,879,893 for the three months ended September 30, 2008 and 2007, and 5,879,893 and 5,791,434 for the nine months ended September 30, 2008 and 2007, respectively.
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
In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 will not have a significant effect on our financial position, results of operations or cash flows.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that ownership interest in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners. It is effective for our fiscal year beginning January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interest. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,510	$76,048
Receivables, net of allowance for doubtful accounts of $8,908 and $6,740 in 2008 and 2007, respectively	171,182	147,301
Prepaid expenses	62,703	40,657
Deferred income tax assets	8,644	17,616
Other current assets	18,730	23,014

Total current assets	282,769	304,636

Property, plant and equipment	2,889,773	2,686,116
Less accumulated depreciation and amortization	(1,276,826)	(1,169,152)

Net property, plant and equipment	1,612,947	1,516,964

Goodwill	1,411,763	1,366,098
Intangible assets	794,482	802,338
Deferred financing costs net of accumulated amortization of $21,903 and $19,093 in 2008 and 2007, respectively	19,467	22,123
Other assets	43,248	41,070

Total assets	$4,164,676	$4,053,229

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$29,376	$19,569
Current maturities of long-term debt	39,494	31,742
Accrued expenses	61,656	76,283
Deferred income	30,604	30,657

Total current liabilities	161,130	158,251

Long-term debt	2,853,423	2,694,028
Deferred income tax liabilities	147,512	149,942
Asset retirement obligation	161,261	150,046
Other liabilities	13,377	14,874

Total liabilities	3,336,703	3,167,141

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2008 and 2007	—	—
Additional paid-in-capital	2,512,422	2,492,880
Accumulated comprehensive income	7,460	9,286
Accumulated deficit	(1,691,909)	(1,616,078)

Stockholder’s equity	827,973	886,088

Total liabilities and stockholder’s equity	$4,164,676	$4,053,229

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$312,516	$314,253	$919,111	$904,663

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	113,677	102,121	328,569	305,673
General and administrative expenses (exclusive of depreciation and amortization)	52,556	52,748	158,785	159,425
Corporate expenses (exclusive of depreciation and amortization)	13,003	15,144	41,506	44,287
Depreciation and amortization	80,486	74,352	237,482	220,820
Gain on disposition of assets	(868)	(675)	(3,880)	(2,506)

	258,854	243,690	762,462	727,699

Operating income	53,662	70,563	156,649	176,964
Other expense (income)
Gain on disposition of investment	(281)	—	(1,814)	(15,448)
Interest income	(317)	(302)	(997)	(1,046)
Interest expense	39,310	42,400	118,623	116,955

	38,712	42,098	115,812	100,461

Income before income tax expense	14,950	28,465	40,837	76,503
Income tax expense	10,948	14,137	23,278	34,356

Net income	$4,002	$14,328	$17,559	$42,147

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$17,559	$42,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,482	220,820
Non-cash equity based compensation	9,047	21,754
Amortization included in interest expense	2,792	2,629
Gain on disposition of assets	(5,694)	(17,954)
Deferred tax expense	19,497	6,474
Provision for doubtful accounts	8,044	4,616
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(20,465)	(30,167)
Prepaid expenses	(18,378)	(18,516)
Other assets	2,955	(6,422)
Increase (decrease) in:
Trade accounts payable	9,808	8,729
Accrued expenses	(18,664)	5,729
Other liabilities	(6,533)	24,399

Net cash provided by operating activities	237,450	264,238

Cash flows from investing activities:
Acquisitions	(225,920)	(107,419)
Capital expenditures	(159,246)	(173,445)
Proceeds from disposition of assets	9,101	22,175
Payment received on notes receivable	228	9,378

Net cash used in investing activities	(375,837)	(249,311)

Cash flows from financing activities:
Debt issuance costs	(168)	(2,564)
Net increase in long-term debt	167,147	649,057
Contributions from parent	10,495	—
Dividend to parent	(93,390)	(662,278)

Net cash provided (used in) by financing activities	84,084	(15,785)

Effect of exchange rate changes in cash and cash equivalents	(235)	(180)
Net decrease in cash and cash equivalents	(54,538)	(1,038)
Cash and cash equivalents at beginning of period	76,048	11,796

Cash and cash equivalents at end of period	$21,510	$10,758

Supplemental disclosures of cash flow information:
Cash paid for interest	$127,865	$121,130

Cash paid for foreign, state and federal income taxes	$3,549	$22,143

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
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8 and 10 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of Lamar Advertising.

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
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the nine months and three months ended September 30, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
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
Since December 31, 2004, the Company has completed strategic acquisitions of outdoor advertising and site easements for an aggregate purchase price of approximately $730.8 million, which included the issuance of 1,026,413 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $43.3 million and warrants valued at the time of issuance of approximately $1.8 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its senior credit facility and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performances of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. The Company expects to continue to pursue acquisitions that complement the Company’s business.
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the replacement of damaged billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Total capital expenditures:
Billboard — traditional	$9,669	$17,581	$49,459	$54,674
Billboard — digital	34,928	35,382	84,964	76,171
Logos	1,365	2,772	4,481	7,571
Transit	261	517	609	1,103
Land and buildings	1,790	3,614	7,946	22,424
Operating equipment	3,620	3,574	11,787	11,502

Total capital expenditures	$51,633	$63,440	$159,246	$173,445

RESULTS OF OPERATIONS
Nine Months ended September 30, 2008 compared to Nine Months ended September 30, 2007
Net revenues increased $14.4 million or 1.6% to $919.1 million for the nine months ended September 30, 2008 from $904.7 million for the same period in 2007. This increase was attributable primarily to an increase in billboard net revenues of $13.7 million or 1.7% over the prior period, a decrease in logo sign revenue of $1.1 million, which represents a decrease of 13.1% over the prior period, and a $1.9 million increase in transit revenue over the prior period, which represents an increase of 4.2% over the prior period.
The increase in billboard net revenue of $13.7 million was generated by acquisition activity of approximately $18.4 million offset by a decrease in internal growth of approximately $4.7 million, while the increase in transit revenue of approximately $1.9 million was due to acquisition activity of approximately $1.1 million, internal growth of approximately $5.0 million offset by the loss of approximately $4.2 million of revenue due to the loss of various transit contracts. The decrease in logo sign revenue of $1.1 million was a result of internal growth across various markets within the logo sign programs of $1.4 million, which was offset by the loss of $2.5 million of revenue due to the loss of the Company’s Ohio Logo contract during the quarter ended June 30, 2008. In July 2008, the Ohio Logo contract was awarded once again to the Company.
Net revenues for the nine months ended September 30, 2008, as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2007, decreased $2.8 million or 0.3% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $19.5 million or 3.8% to $529.3 million for the nine months ended September 30, 2008 from $509.8 million for the same period in 2007. There was a $22.2 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets offset by a $2.7 million decrease in corporate expenses. The decrease in corporate expenses is primarily a result of a decrease in non-cash compensation expense related to stock and option awards in the amount of $7.2 million, offset by general increases in corporate overhead as well as the settlement of certain employment related claims.
Depreciation and amortization expense increased $16.7 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, due to the increase in capital expenditures related to digital displays that have shorter depreciable lives.
Due to the above factors, operating income decreased $20.3 million to $156.2 million for the nine months ended September 30, 2008 compared to $176.5 million for the same period in 2007.
The Company recognized a $1.8 million return on an investment compared to a $15.4 million gain as a result of the sale of a private company recognized in the first quarter 2007, which represents a decrease of 88.3% over the prior period.
Interest expense increased $1.9 million from $117.7 million for the nine months ended September 30, 2007 to $119.6 million for the nine months ended September 30, 2008, due to an increase in total indebtedness.
The decrease in operating income, increase in interest expense, and decrease in the gain on disposition of investments resulted in a $35.9 million decrease in income before income taxes. This decrease in income resulted in a decrease in income tax expense of $10.7 million for the nine months ended September 30, 2008 over the same period in 2007. The effective tax rate for the nine months ended September 30, 2008 was 58.0%, which is greater than the statutory rates due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with SFAS 123(R) and other non-deductible expenses. In addition, our effective tax rate is higher due to limitations on our ability to utilize foreign tax credits on our foreign service income.
As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2008 of $16.6 million, as compared to net income of $41.7 million for the same period in 2007.
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
Three Months ended September 30, 2008 compared to Three Months ended September 30, 2007
Net revenues decreased $1.8 million or 0.6% to $312.5 million for the three months ended September 30, 2008 from $314.3 million for the same period in 2007. This decrease was attributable primarily to a decrease in billboard net revenues of $1.2 million or 0.4% over the prior period, a decrease of $0.4 million in logo sign revenue or a 3.5% decrease over the prior period and a $0.1 million decrease in transit revenue over the prior period, which represents a 0.5% decrease.
The decrease in billboard net revenue of $1.2 million was a result of a decrease in internal growth of approximately $14.4 million offset by acquisition activity of approximately $13.2 million, while the decrease in transit revenue of approximately $0.1 million was due to acquisition activity of approximately $0.1 million, internal growth of approximately $1.4 million offset by the loss of approximately $1.6 million in revenue due to the loss of various transit contracts. The decrease in logo sign revenue of $0.4 million was generated by internal growth across various markets within the logo sign programs of $0.5 million, offset by the loss of the Ohio Logo program of $0.9 million, which was subsequently re-awarded in 2008.

Net revenues for the three months ended September 30, 2008, as compared to acquisition-adjusted net revenue for the three months ended September 30, 2007, decreased $12.6 million or 3.9% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $9.3 million or 5.5% to $179.4 million for the three months ended September 30, 2008 from $170.1 million for the same period in 2007. There was a $11.4 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $2.1 million decrease in corporate expenses. The decrease in corporate overhead is a result of a decrease in non-cash compensation expense resulting from stock and option awards in the amount of $3.2 million.
Depreciation and amortization expense increased $6.1 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due to increased capital expenditures, particularly digital displays.
Due to the above factors, operating income decreased $16.9 million to $53.5 million for three months ended September 30, 2008 compared to $70.4 million for the same period in 2007.
Interest expense decreased $2.9 million from $42.5 million for the three months ended September 30, 2007 to $39.6 million for the three months ended September 30, 2008, due to a decrease in interest rates which was partially offset by an increase in total indebtedness.
The decrease in operating income was offset by the decrease in interest expense described above resulting in a $13.7 million decrease in income before income taxes. The effective tax rate for the three months ended September 30, 2008 was 74.1% resulting in income tax expense of $10.7 million as compared to $13.7 million for the same period in 2007. The effective tax rate is greater than the statutory rates due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with SFAS 123(R) and other non-deductible expenses.
As a result of the above factors, the Company’s net income for the three months ended September 30, 2008 is $3.8 million which is a $10.8 million decrease over the same period in 2007.
Reconciliations:
Because acquisitions occurring after December 31, 2006 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2007 acquisition-adjusted net revenue, which adjusts our 2007 net revenue for the three and nine months ended September 30, 2007 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three and nine months ended September 30, 2008. We provide this information as a supplement to net revenues to enable investors to compare periods in 2008 and 2007 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2007 that corresponds with the actual period we have owned the assets in 2008 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2007 reported net revenue to 2007 acquisition-adjusted net revenue for each of the three and nine month periods ended September 30, as well as a comparison of 2007 acquisition-adjusted net revenue to 2008 reported net revenue for each of the three and nine month periods ended September 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
	(in thousands)	(in thousands)
Reported net revenue	$314,253	$904,663
Acquisition net revenue	10,872	17,225

Acquisition-adjusted net revenue	$325,125	$921,888

Comparison of 2008 Reported Net Revenue to 2007 Acquisition-Adjusted Net Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Reported net revenue	$312,516	$314,253	$919,111	$904,663
Acquisition net revenue	—	10,872	—	17,225

Adjusted totals	$312,516	$325,125	$919,111	$921,888

LIQUIDITY AND CAPITAL RESOURCES
Overview
Recently, worldwide capital and credit markets have seen unprecedented volatility. We are closely monitoring the potential impact of these market conditions on our liquidity. To date, these market conditions have not had any material adverse impact on our liquidity. Based on information available to us, all of the lenders under our senior credit facility are able to fulfill their funding commitments, as of our filing date. In the current financial market environment, however, there can be no assurance that the lenders under our senior credit facility will continue to be able to fulfill their funding obligations.
We are also closely monitoring the potential impact of changes in the operating conditions of our customers on our operating results. To date, changes in the operating conditions of our customers have not had a material adverse impact on our operating results. In light of the worsening economic climate, however, we are taking certain steps to reduce our overall operating expenses. These steps include reducing operating expenses and non-essential capital expenditures and limiting acquisition activity.
The Company has historically satisfied its working capital requirements with cash from operations and borrowings under its senior credit facility. The Company’s wholly owned subsidiary, Lamar Media Corp., is the borrower under the senior credit facility and maintains all corporate cash balances. Any cash requirements of the Company, therefore, must be funded by distributions from Lamar Media. The Company’s acquisitions have been financed primarily with funds borrowed under the senior credit facility and issuance of its Class A common stock and debt securities. If an acquisition is made by one of the Company’s subsidiaries using the Company’s Class A common stock, a permanent contribution of additional paid-in-capital of Class A common stock is distributed to that subsidiary.
Sources of Cash
Total Liquidity at September 30, 2008. As of September 30, 2008 we had approximately $221.2 million of total liquidity, which is comprised of approximately $21.5 million in cash and cash equivalents and the ability to draw approximately $199.7 million under our revolving bank credit facility.
Cash Generated by Operations. For the nine months ended September 30, 2008 and 2007 our cash provided by operating activities was $237.7 million and $245.6 million, respectively. While our net income was $16.6 million for the nine months ended September 30, 2008, we generated cash from operating activities of $237.7 million during that same period, primarily due to non-cash adjustments needed to reconcile net income to cash provided by operating activities of $271.2 million, which primarily consisted of depreciation and amortization of $237.5 million. This was offset by an increase in working capital of $50.1 million. We expect to generate cash flows from operations during 2008 in excess of our cash needs for operations and capital expenditures as described herein.
Credit Facilities. As of September 30, 2008, Lamar Media had approximately $199.7 million of unused capacity under the revolving credit facility included in its senior credit facility. The senior credit facility was refinanced on September 30, 2005 and is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. We have also borrowed $789.0 million in term loans as a result of incremental borrowing (Series A through Series F) during 2006 and 2007 under the incremental facility included in our senior credit facility. In addition to those incremental borrowings, the existing incremental facility permits Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion. The aggregate balance outstanding under our senior credit facility as of September 30, 2008, was $1.4 billion.
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
These baskets are in addition to and do not place a limit on the amount of debt that Lamar can incur under the Permitted Indebtedness Tests described above. The Company can incur indebtedness under its senior credit facility to the extent of its $1.3 billion senior credit facility indebtedness basket without regard to any other restrictions and further can incur an unlimited amount of indebtedness under its senior credit facility so long as it complies with the Permitted Indebtedness Tests. At September 30, 2008, the Company had an aggregate outstanding balance under its senior credit facility of $1.4 billion and was in compliance with the Permitted Indebtedness Tests.
Restrictions under Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under its bank credit agreement. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At September 30, 2008 and currently, Lamar Media is in compliance with all such tests.
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
As defined under Lamar Media’s senior credit facility, EBITDA is, for any period, operating income for Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, interest in respect of mirror loan indebtedness, depreciation, amortization and any other non-cash income or charges accrued for such period and (except to the extent received or paid in cash by Lamar Media or any of its restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. Any dividend payment made by Lamar Media or any of its restricted subsidiaries to Lamar Advertising Company during any period to enable Lamar Advertising Company to pay certain qualified expenses on behalf of Lamar Media and its subsidiaries shall be treated as operating expenses of Lamar Media for the purposes of calculating EBITDA for such period if and to the extent such operating expenses would be deducted in the calculations of EBITDA if funded directly by Lamar Media or any restricted subsidiary. EBITDA under the senior credit facility is also adjusted to reflect certain acquisitions or dispositions as if such acquisitions or dispositions were made on the first day of such period.
The Company believes that its current level of cash on hand, availability under its senior credit facility and future cash flows from operations are sufficient to meet its operating needs through the year 2008. All debt obligations are reflected on the Company’s balance sheet.
Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $159.2 million for the nine months ended September 30, 2008 which is a decrease of approximately $14.2 million as compared to the prior period. We anticipate our 2008 total capital expenditures to be approximately $200 million. In addition, the Company intends to reduce significantly capital expenditures for the year ended December 31, 2009.

Acquisitions. During the nine months ended September 30, 2008, the Company financed its acquisition activity of approximately $225.9 million with borrowings under Lamar Media’s revolving credit facility and cash on hand. We expect to spend approximately $250 million on acquisitions of outdoor advertising assets and site easements in 2008, which we may finance through borrowings, cash on hand, the issuance of Class A common stock, or some combination of the foregoing, depending on market conditions. In light of existing market conditions, the Company plans to significantly reduce acquisition activity during 2009.
Stock Repurchase Program. At January 1, 2008, the Company had approximately $217.2 million of repurchase capacity remaining under a repurchase plan adopted in February 2007, which authorized aggregate repurchases of up to $500.0 million of the Company’s Class A common stock over a period not to exceed 24 months. During the nine months ended September 30, 2008, the Company purchased approximately 2,562,832 shares for an aggregate purchase price of approximately $90.5 million. We did not make any share repurchases in the quarter ended September 30, 2008. The share repurchases under the plan may be made on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased is determined by Lamar’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for future use for general corporate and other purposes.
Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the nine months and three months ended September 30, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.
RESULTS OF OPERATIONS
Nine Months ended September 30, 2008 compared to Nine Months ended September 30, 2007
Net revenues increased $14.4 million or 1.6% to $919.1 million for the nine months ended September 30, 2008 from $904.7 million for the same period in 2007. This increase was attributable primarily to an increase in billboard net revenues of $13.7 million or 1.7% over the prior period, a decrease in logo sign revenue of $1.1 million, which represents a decrease of 13.1% over the prior period, and a $1.9 million increase in transit revenue over the prior period, which represents an increase of 4.2% over the prior period.
The increase in billboard net revenue of $13.7 million was generated by acquisition activity of approximately $18.4 million and a decrease in internal growth of approximately $4.7 million, while the increase in transit revenue of approximately $1.9 million was due to acquisition activity of approximately $1.1 million and internal growth of approximately $5.0 million offset by the loss of approximately $4.2 million of revenue due to the loss of various transit contracts. The decrease in logo sign revenue of $1.1 million was a result of internal growth across various markets within the logo sign programs of $1.4 million, which was offset by the loss of $2.5 million of revenue due to the loss of the Company’s Ohio Logo contract during the quarter ended June 30, 2008. In July 2008, the Ohio Logo contract was awarded once again to the Company.
Net revenues for the nine months ended September 30, 2008, as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2007, decreased $2.8 million or 0.3% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $19.5 million or 3.8% to $528.9 million for the nine months ended September 30, 2008 from $509.4 million for the same period in 2007. There was a $22.3 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating Lamar Media’s core assets offset by a $2.8 million decrease in corporate expenses. The decrease in corporate expenses is primarily a result of a decrease in non-cash compensation expense related to stock and option awards in the amount of $7.2 million, offset by general increases in corporate overhead as well as the settlement of certain employment related claims.
Depreciation and amortization expense increased $16.7 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, due to the increase in capital expenditures related to digital displays that have shorter depreciable lives.
Due to the above factors, operating income decreased $20.4 million to $156.6 million for nine months ended September 30, 2008 compared to $177.0 million for the same period in 2007.
Lamar Media recognized a $1.8 million return on an investment compared to a $15.4 million gain as a result of the sale of a private company recognized in the first quarter 2007, which represents a decrease of 88.3% over the prior period.
Interest expense increased $1.6 million from $117.0 million for the nine months ended September 30, 2007 to $118.6 million for the nine months ended September 30, 2008, due to an increase in total indebtedness.

The decrease in operating income, increase in interest expense, and decrease in the gain on disposition of investments resulted in a $35.7 million decrease in income before income taxes. This decrease in income resulted in a decrease in income tax expense of $11.1 million for the nine months ended September 30, 2008 over the same period in 2007. The effective tax rate for the nine months ended September 30, 2008 was 57.0%, which is greater than the statutory rates due to permanent differences resulting from non deductible compensation expense related to stock options in accordance with SFAS 123(R) and other non-deductible expenses. In addition, our effective tax rate is higher due to limitations on our ability to utilize foreign tax credits on our foreign service income.
As a result of the above factors, Lamar Media recognized net income for the nine months ended September 30, 2008 of $17.6 million, as compared to net income of $42.1 million for the same period in 2007.
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
Three Months ended September 30, 2008 compared to Three Months ended September 30, 2007
Net revenues decreased $1.8 million or 0.6% to $312.5 million for the three months ended September 30, 2008 from $314.3 million for the same period in 2007. This decrease was attributable primarily to an decrease in billboard net revenues of $1.2 million or 0.4% over the prior period, a decrease of $0.4 million in logo sign revenue or a 3.5% decrease over the prior period and a $0.1 million decrease in transit revenue over the prior period, which represents a 0.5% decrease.
The decrease in billboard net revenue of $1.2 million was a result of a decrease in internal growth of approximately $14.4 million, offset by acquisition activity of approximately $13.2 million, while the decrease in transit revenue of approximately $0.1 million was due to acquisition activity of approximately $0.1 million, internal growth of approximately $1.4 million offset by the loss of approximately $1.6 million in revenue due to the loss of various transit contracts. The decrease in logo sign revenue of $0.4 million was generated by internal growth across various markets within the logo sign programs of $0.5 million, offset by the loss of the Ohio Logo program of $0.9 million, which was subsequently re-awarded in 2008.
Net revenues for the three months ended September 30, 2008, as compared to acquisition-adjusted net revenue for the three months ended September 30, 2007, decreased $12.6 million or 3.9% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $9.2 million or 5.4% to $179.2 million for the three months ended September 30, 2008 from $170.0 million for the same period in 2007. There was a $11.3 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Lamar Media’s core assets offset by $2.1 million decrease in corporate expenses. The decrease in corporate overhead is a result of a decrease in non-cash compensation expense resulting from stock and option awards in the amount of $3.2 million.
Depreciation and amortization expense increased $6.1 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due to increased levels of capital expenditures, particularly digital displays.
Due to the above factors, operating income decreased $16.9 million to $53.7 million for three months ended September 30, 2008 compared to $70.6 million for the same period in 2007.
Interest expense decreased $3.1 million from $42.4 million for the three months ended September 30, 2007 to $39.3 million for the three months ended September 30, 2008, due to a decrease in interest rates, partially offset by an increase in total indebtedness.
The decrease in operating income was offset by the decrease in interest expense described above resulting in a $13.5 million decrease in income before income taxes. The effective tax rate for the three months ended September 30, 2008 was 73.2% resulting in income tax expense of $10.9 million as compared to $14.1 million for the same period in 2007. The effective tax rate is greater than the statutory rates due to permanent differences resulting from non-deductible expenses on an annual basis as well as the increase in our expected tax rate for the year ended December 31, 2008.
As a result of the above factors, Lamar Media’s net income for the three months ended September 30, 2008 is $4.0 million which is a $10.3 million decrease over the same period in 2007.

Reconciliations:
Because acquisitions occurring after December 31, 2006 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2007 acquisition-adjusted net revenue, which adjusts our 2007 net revenue for the three and nine months ended September 30, 2007 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three and nine months ended September 30, 2008. We provide this information as a supplement to net revenues to enable investors to compare periods in 2008 and 2007 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2007 that corresponds with the actual period we have owned the assets in 2008 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2007 reported net revenue to 2007 acquisition-adjusted net revenue for each of the three and nine month periods ended September 30, as well as a comparison of 2007 acquisition-adjusted net revenue to 2008 reported net revenue for each of the three and nine month periods ended September 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
	(in thousands)	(in thousands)
Reported net revenue	$314,253	$904,663
Acquisition net revenue	10,872	17,225

Acquisition-adjusted net revenue	$325,125	$921,888

Comparison of 2008 Reported Net Revenue to 2007 Acquisition-Adjusted Net Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Reported net revenue	$312,516	$314,253	$919,111	$904,663
Acquisition net revenue	—	10,872	—	17,225

Adjusted totals	$312,516	$325,125	$919,111	$921,888

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2008, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2007 Combined Form 10-K.
Loans under Lamar Media’s senior credit facility bear interest at variable rates equal to the JPMorgan Chase Prime Rate or LIBOR plus the applicable margin. Because the JPMorgan Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the senior credit facility. Increases in the interest rates applicable to borrowings under the senior credit facility would result in increased interest expense and a reduction in the Company’s net income.
At September 30, 2008, there was approximately $1.35 billion of aggregate indebtedness outstanding under the senior credit facility, or approximately 47.2% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2008 with respect to borrowings under the senior credit facility was $42.6 million, and the weighted average interest rate applicable to borrowings under this credit facility during the nine months ended September 30, 2008 was 3.6%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.6% rather than 3.6%), then the Company’s nine months ended September 30, 2008 interest expense would have been approximately $19.0 million higher resulting in a $8.0 million decrease in the Company’s nine months ended September 30, 2008 net income.

The Company has attempted to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate, long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the senior credit facility to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, (in certain cases, with the consent of the lenders) which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or if these actions are taken, that they will be effective.
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
PART II — OTHER INFORMATION
ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
The following table describes the Company’s repurchases of its registered Class A Common Stock during the quarter ended September 30, 2008, all of which occurred pursuant to the stock repurchase programs described above:

				Approximate
			Total No.	Dollar Value of
			of Shares Purchased	Shares that May
	Total No.	Avg. Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly Announced	Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
July 1 through July 31, 2008	—	—	—	$126,683,166
August 1 through August 31, 2008	—	—	—	$126,683,166
September 1 through September 30, 2008	—	—	—	$126,683,166
ITEM 6. EXHIBITS
The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: November 5, 2008	BY: /s/ Keith A. Istre Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 5, 2008	BY: /s/ Keith A. Istre

Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on February 22, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

12.1	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12.2	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.