Form 10-Q
period 2013-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2013-08-08
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 0-30242

Lamar Advertising Company

Commission File Number 1-12407

Lamar Media Corp.

(Exact name of registrants as specified in their charters)

Delaware	72-1449411
Delaware	72-1205791
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

5321 Corporate Blvd., Baton Rouge, LA	70808
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: (225) 926-1000

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on their corporate web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether Lamar Media Corp. is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of August 1, 2013: 79,882,957

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of August 1, 2013: 14,610,365

The number of shares of Lamar Media Corp. common stock outstanding as of August 1, 2013: 100

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:

•	Lamar Advertising Company’s (the “Company” or “Lamar”) future financial performance and condition;

•	the Company’s business plans, objectives, prospects, growth and operating strategies;

•	the Company’s consideration of an election to real estate investment trust status;

•	the Company’s ability to refinance outstanding indebtedness, including Lamar Media Corp.’s 9 3/4% Senior Notes due 2014;

•	the Company’s anticipated capital expenditures and level of acquisition activity;

•	market opportunities and the Company’s competitive positions;

•	the Company’s future cash flows and expected cash requirements; and

•	the market price of the Company’s Class A common stock.

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:

•	current economic conditions and their effect on the markets in which the Company operates;

•	the levels of expenditures on advertising in general and outdoor advertising in particular;

•	risks and uncertainties relating to the Company’s significant indebtedness;

•	the demand for outdoor advertising;

•	the Company’s need for, and ability to obtain, additional funding for acquisitions and operations;

•	the Company’s ability to qualify for real estate investment trust (REIT) status;

•	changes in tax laws applicable to REIT’s or in the interpretation of those laws;

•	increased competition within the outdoor advertising industry;

•	the regulation of the outdoor advertising industry by federal, state and local governments;

•	the Company’s ability to renew expiring contracts at favorable rates;

•	the Company’s ability to successfully implement its digital deployment strategy;

•	the integration of any businesses that the Company may acquire and its ability to recognize cost savings and operating efficiencies as a result of these acquisitions; and

•	changes in accounting principles, policies or guidelines.

The forward-looking statements in this report are based on our current good faith beliefs, however, actual results may differ due to inaccurate assumptions, the factors listed above or other foreseeable or unforeseeable factors. Consequently, we cannot guarantee that any of the forward-looking statements will prove to be accurate. The forward-looking statements in this report speak only as of the date of this report, and Lamar Advertising Company and Lamar Media Corp. (“Lamar Media”) expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report, except as required by law.

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2012 of the Company and Lamar Media (the “2012 Combined Form 10-K”), filed on February 28, 2013 and as such risk factors may be updated or supplemented, from time to time, in our combined Quarterly Reports on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$118,880	$58,911
Receivables, net of allowance for doubtful accounts of $8,500 and $7,615 in 2013 and 2012, respectively	177,699	159,829
Prepaid expenses	61,771	41,132
Deferred income tax assets	9,475	10,817
Other current assets	33,567	30,546

Total current assets	401,392	301,235

Property, plant and equipment	2,983,702	2,940,449
Less accumulated depreciation and amortization	(1,833,454)	(1,760,090)

Net property, plant and equipment	1,150,248	1,180,359

Goodwill	1,491,112	1,485,150
Intangible assets	438,064	468,312
Deferred financing costs, net of accumulated amortization of $28,803 and $25,867 in 2013 and 2012, respectively	34,932	37,787
Other assets	42,773	41,187

Total assets	$3,558,521	$3,514,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$16,303	$13,539
Current maturities of long-term debt	384,231	33,134
Accrued expenses	99,271	99,461
Deferred income	59,586	51,323

Total current liabilities	559,391	197,457

Long-term debt	1,764,687	2,127,720
Deferred income tax liabilities	112,247	107,973
Asset retirement obligation	193,824	189,659
Other liabilities	19,175	16,388

Total liabilities	2,649,324	2,639,197

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2013 and 2012	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2013 and 2012	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 97,096,597 and 96,082,868 shares issued at 2013 and 2012, respectively; 79,879,962 and 78,963,663 issued and outstanding at 2013 and 2012, respectively	97	96
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,610,365 and 14,910,365 shares issued and outstanding at 2013 and 2012, respectively	15	15
Additional paid-in capital	2,457,618	2,432,518
Accumulated comprehensive income	4,439	5,978
Accumulated deficit	(659,140)	(674,143)
Cost of shares held in treasury, 17,216,635 and 17,119,205 shares in 2013 and 2012, respectively	(893,832)	(889,631)

Stockholders’ equity	909,197	874,833

Total liabilities and stockholders’ equity	$3,558,521	$3,514,030

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenues	$324,684	$304,872	$608,163	$571,110

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	110,723	105,071	217,242	208,494
General and administrative expenses (exclusive of depreciation and amortization)	55,987	52,027	119,125	105,122
Corporate expenses (exclusive of depreciation and amortization)	16,010	13,956	30,608	26,446
Depreciation and amortization	72,408	72,995	146,309	145,368
Gain on disposition of assets	(701)	(3,634)	(1,307)	(4,570)

	254,427	240,415	511,977	480,860

Operating income	70,257	64,457	96,186	90,250
Other expense (income)
Loss on extinguishment of debt	—	—	—	29,972
Interest income	(51)	(65)	(79)	(123)
Interest expense	37,887	38,633	74,587	78,547

	37,836	38,568	74,508	108,396

Income (loss) before income tax expense	32,421	25,889	21,678	(18,146)
Income tax expense (benefit)	11,166	11,967	6,493	(9,252)

Net income (loss)	21,255	13,922	15,185	(8,894)
Preferred stock dividends	91	91	182	182

Net income (loss) applicable to common stock	$21,164	$13,831	$15,003	$(9,076)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.22	$0.15	$0.16	$(0.10)

Diluted earnings (loss) per share	$0.22	$0.15	$0.16	$(0.10)

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	94,337,967	93,257,798	94,157,464	93,186,036
Incremental common shares from dilutive stock options	475,171	285,673	436,296	—

Weighted average common shares diluted	94,813,138	93,543,471	94,593,760	93,186,036

Statements of Comprehensive Income (Loss)
Net income (loss)	$21,255	$13,922	$15,185	$(8,894)
Other comprehensive loss
Foreign currency translation adjustments	(873)	(785)	(1,539)	(104)

Comprehensive income (loss)	$20,382	$13,137	$13,646	$(8,998)

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$15,185	$(8,894)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	146,309	145,368
Non-cash equity based compensation	17,195	7,033
Amortization included in interest expense	7,092	8,771
Gain on disposition of assets and investments	(1,307)	(4,570)
Loss on extinguishment of debt	—	29,972
Deferred tax expense (benefit)	5,108	(10,035)
Provision for doubtful accounts	3,101	2,740
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(18,979)	(14,828)
Prepaid expenses	(19,948)	(18,275)
Other assets	(4,062)	(5,538)
Increase (decrease) in:
Trade accounts payable	2,570	(1,211)
Accrued expenses	(2,811)	(8,310)
Other liabilities	2,501	11,800

Net cash provided by operating activities	151,954	134,023

Cash flows from investing activities:
Acquisitions	(32,827)	(14,305)
Capital expenditures	(52,721)	(49,542)
Proceeds from disposition of assets and investments	3,278	4,640
Payments received on notes receivable	18	113

Net cash used in investing activities	(82,252)	(59,094)

Cash flows from financing activities:
Debt issuance costs	(82)	(14,104)
Cash used for purchase of treasury stock	(4,200)	(1,113)
Net proceeds from issuance of common stock	11,947	4,174
Principal payments on long term debt	(16,294)	(46)
Proceeds received from note offering	—	500,000
Payment on senior subordinated notes	—	(598,181)
Proceeds received from senior credit facility term loan	—	100,000
Dividends	(182)	(182)

Net cash used in financing activities	(8,811)	(9,452)

Effect of exchange rate changes in cash and cash equivalents	(922)	(58)
Net increase in cash and cash equivalents	59,969	65,419
Cash and cash equivalents at beginning of period	58,911	33,503

Cash and cash equivalents at end of period	$118,880	$98,922

Supplemental disclosures of cash flow information:
Cash paid for interest	$67,527	$72,779

Cash paid for foreign, state and federal income taxes	$1,491	$1,533

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2012 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.

2. Stock-Based Compensation

Equity Incentive Plan. Lamar Advertising’s 1996 Equity Incentive Plan, as amended, (the “Incentive Plan”) has reserved 15.5 million shares of Class A common stock for issuance to directors and employees, including shares underlying granted options and common stock reserved for issuance under its performance-based incentive program. Options granted under the plan expire ten years from the grant date with vesting terms ranging from three to five years and include 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market on the date of grant.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 2,034,791 shares of its Class A common stock during the six months ended June 30, 2013.

The number of shares of Class A common stock available under the Incentive Plan was increased by 2.5 million shares pursuant to an amendment to the Incentive Plan adopted by our board of directors on February 28, 2013 and approved by our stockholders at the Company’s 2013 Annual Meeting of Stockholders on May 23, 2013.

Stock Purchase Plan. In 2009 our board of directors adopted a new employee stock purchase plan, the 2009 Employee Stock Purchase Plan or 2009 ESPP, which was approved by our shareholders on May 28, 2009. The 2009 ESPP reserved 588,154 shares of Class A common stock for issuance to our employees, which included 88,154 shares of Class A common stock that had been available for issuance under our 2000 Employee Stock Purchase Plan or 2000 ESPP. The 2000 ESPP was terminated following the issuance of all shares that were subject to the offer that commenced under the 2000 ESPP on January 1, 2009 and ended June 30, 2009. The terms of the 2009 ESPP are substantially the same as the 2000 ESPP.

The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 78,963 shares on January 1, 2013 pursuant to the automatic increase provisions of the 2009 ESPP.

The following is a summary of 2009 ESPP share activity for the six months ended June 30, 2013:

Shares
Available for future purchases, January 1, 2013	358,950
Additional shares reserved under 2009 ESPP	78,963
Purchases	(59,787)

Available for future purchases, June 30, 2013	378,126

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2013 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2014. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the six months ended June 30, 2013, the Company has recorded $4,139 as non-cash compensation expense related to performance-based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of the directors’ one year term. The Company recorded a $300 non-cash compensation expense related to these awards for the six months ended June 30, 2013.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

3. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Operations are:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Direct advertising expenses	$69,999	$68,708	$138,225	$136,943
General and administrative expenses	894	1,046	1,770	2,022
Corporate expenses	1,515	3,241	6,314	6,403

	$72,408	$72,995	$146,309	$145,368

4. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at June 30, 2013 and December 31, 2012:

	Estimated	June 30, 2013		December 31, 2012
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and contracts	7—10	$486,407	$459,415	$482,883	$455,549
Non-competition agreements	3—15	63,724	62,759	63,519	62,566
Site locations	15	1,467,144	1,057,626	1,449,181	1,009,631
Other	5—15	14,008	13,419	13,608	13,133

		$2,031,283	$1,593,219	$2,009,191	$1,540,879
Unamortizable intangible assets:
Goodwill		$1,744,648	253,536	$1,738,686	$253,536

5. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2012	$189,659
Additions to asset retirement obligations	1,270
Accretion expense	4,526
Liabilities settled	(1,631)

Balance at June 30, 2013	$193,824

6. Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the “Guarantors”) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiaries that are not guarantors are in the aggregate minor.

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2013 and December 31, 2012, Lamar Media was permitted under the terms of its outstanding senior subordinated notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,872,441 and $1,706,875, respectively. Transfers to Lamar Advertising are subject to additional restrictions if, (i) under Lamar Media’s senior credit facility and as defined therein, (x) the total holdings debt ratio is greater than 5.75 to 1 or (y) the senior debt ratio is greater than 3.25 to 1.0, and (ii) if under the indenture for Lamar Media’s 9 3/4% senior notes and as defined therein, its senior leverage ratio is greater than or equal to 3.0 to 1. As of June 30, 2013, the total holdings debt ratio was less than 5.75 to 1 and Lamar Media’s senior debt ratio was less than 3.25 to 1 and its senior leverage ratio was less than 3.0 to 1; therefore, transfers to Lamar Advertising were not subject to any additional restrictions under the senior credit facility or pursuant to the indenture governing the 9 3/4% senior notes.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

7. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of dilutive shares excluded from this calculation resulting from the antidilutive effect of options is 312,712 for the six months ended June 30, 2012.

8. Long-term Debt

Long-term debt consists of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Senior Credit Facility	$368,414	$384,664
7 7/8% Senior Subordinated Notes	400,000	400,000
5 7/8% Senior Subordinated Notes	500,000	500,000
5% Senior Subordinated Notes	535,000	535,000
9 3/4% Senior Notes	343,272	339,121
Other notes with various rates and terms	2,232	2,069

	2,148,918	2,160,854
Less current maturities	(384,231)	(33,134)

Long-term debt, excluding current maturities	$1,764,687	$2,127,720

9 3/4% Senior Notes

On March 27, 2009, Lamar Media issued $350,000 in aggregate principal amount ($314,927 gross proceeds) of 9 3/4% Senior Notes due 2014. The institutional private placement resulted in net proceeds to Lamar Media of approximately $307,489. The senior notes mature on April 1, 2014 and have interest at a rate of 9 3/4% per annum, which is payable semi-annually on April 1 and October 1 of each year, beginning October 1, 2009. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. The terms of the senior notes will, among other things, limit Lamar Media’s and its restricted subsidiaries’ ability to (i) incur additional debt and issue preferred stock; (ii) make certain distributions, investments and other restricted payments; (iii) create certain liens; (iv) enter into transactions with affiliates; (v) have the restricted subsidiaries make payments to Lamar Media; (vi) merge, consolidate or sell substantially all of Lamar Media’s or the restricted subsidiaries’ assets; and (vii) sell assets. These covenants are subject to a number of exceptions and qualifications.

At any time prior to April 1, 2014, Lamar Media may redeem some or all of the senior notes at a price equal to 100% of the principal amount plus a make-whole premium. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s senior notes at a price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date.

7 7/8% Senior Subordinated Notes

On April 22, 2010, Lamar Media issued $400,000 in aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018. The institutional private placement resulted in net proceeds to Lamar Media of approximately $392,000.

Lamar Media may redeem up to 35% of the aggregate principal amount of the notes, at any time and from time to time, at a price equal to 107.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon (including additional interest, if any), with the net cash proceeds of certain public equity offerings completed before April 15, 2013, provided that following the redemption at least 65% of the notes that were originally issued remain outstanding. At any time prior to April 15, 2014, Lamar Media may redeem some or all of the notes at a price equal to 100% of the principal amount plus a make-whole premium. On or after April 15, 2014, Lamar Media may redeem the notes, in whole or part, in cash at redemption prices specified in the notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest, up to but not including the repurchase date.

5 7/8% Senior Subordinated Notes

On February 9, 2012, Lamar Media completed an institutional private placement of $500,000 aggregate principle amount of 5 7/8% Senior Subordinated Notes, due 2022. The institutional private placement resulted in net proceeds to Lamar Media of approximately $489,000.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Lamar Media may redeem up to 35% of the aggregate principal amount of the notes, at any time and from time to time, at a price equal to 105.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before February 1, 2015, provided that following the redemption, at least 65% of the notes that were originally issued remain outstanding. At any time prior to February 1, 2017, Lamar Media may redeem some or all of the notes at a price equal to 100% of the aggregate principal amount plus a make-whole premium. On or after February 1, 2017, Lamar Media may redeem the notes, in whole or in part, in cash at redemption prices specified in the notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, up to but not including the repurchase date.

5% Senior Subordinated Notes

On October 30, 2012, Lamar Media completed an institutional private placement of $535,000 aggregate principal amount of 5% Senior Subordinated Notes due 2023. The institutional private placement resulted in net proceeds to Lamar Media of approximately $527,100.

Lamar Media may redeem up to 35% of the aggregate principal amount of the notes, at any time and from time to time, at a price equal to 105% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before November 1, 2015, provided that following the redemption, at least 65% of the notes that were originally issued remain outstanding. At any time prior to May 1, 2018, Lamar Media may redeem some or all of the notes at a price equal to 100% of the aggregate principal amount plus a make-whole premium. On or after May 1, 2018, Lamar Media may redeem the notes, in whole or in part, in cash at redemption prices specified in the notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, up to but not including the repurchase date.

2010 Senior Credit Facility

On February 9, 2012, Lamar Media entered into a restatement agreement with respect to its existing senior credit facility in order to fund a new $100,000 Term loan A facility and to make certain covenant changes to the senior credit facility, which was entered into on April 28, 2010, as amended on June 11, 2010, November 18, 2010 and February 9, 2012 (the “senior credit facility”), for which JPMorgan Chase Bank, N.A. serves as administrative agent. The senior credit facility consists of a $250,000 revolving credit facility, a $270,000 term loan A-1 facility, a $30,000 term loan A-2 facility, a $100,000 term loan A-3 facility, a $575,000 term loan B facility and a $300,000 incremental facility, which may be increased by up to an additional $200,000 based upon our satisfaction of a senior debt ratio test (defined as total consolidated senior debt of Lamar Media and its restricted subsidiaries to EBITDA, as defined in the senior credit facility, for the most recent four fiscal quarters then ended) of less than or equal to 3.25 to 1. Lamar Media is the borrower under the senior credit facility, except with respect to the $30,000 term loan A-2 facility for which Lamar Media’s wholly-owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110,000 of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

The remaining quarterly amortizations of the Term loan facilities as of June 30, 2013 are as follows:

	Term A-1	Term A-2	Term A-3	Term B
September 30, 2013	$6,750	$750	$625	$—
December 31, 2013 – March 31, 2014	$6,750	$750	$625	$57.4
June 30, 2014 — December 31, 2014	$13,500	$1,500	$625	$57.4
March 31, 2015	$13,500	$1,500	$1,250	$57.4
June 30, 2015 — September 30, 2015	$37,125	$4,125	$1,250	$57.4
December 31, 2015	$74,250	$8,250	$1,250	$57.4
March 31, 2016 — September 30, 2016	$—	$—	$1,250	$57.4
December 31, 2016	$—	$—	$1,250	$21,474.7
March 31, 2017— June 30, 2017	$—	$—	$21,250	$—
August 9, 2017	$—	$—	$42,500	$—

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

In addition to the required amortization payments with respect to our Term loan facilities, Lamar Media may be required to make certain mandatory prepayments on loans outstanding under the senior credit facility that would be applied first to any outstanding term loans. These payments, if any, will be calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the senior credit facility) at the end of each fiscal year. For fiscal years ending or after December 31, 2012, this percentage is subject to reduction to 0% if the total holdings debt ratio (as defined in the senior credit facility) is less than or equal to 5.00 to 1.00 as of the last day of such fiscal year.

As of June 30, 2013, there were no amounts outstanding under the revolving senior facility. The revolving facility terminates April 28, 2015. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $6,989 letters of credit outstanding as of June 30, 2013 resulting in $243,011 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at Lamar Media’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on Lamar Media’s ratio of debt to trailing twelve month EBITDA, as defined in the senior credit facility.

The terms of Lamar Media’s senior credit facility and the indentures relating to Lamar Media’s outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:

•	dispose of assets;

•	incur or repay debt;

•	create liens;

•	make investments; and

•	pay dividends.

Lamar Media’s ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. Under Lamar Media’s senior credit facility the Company must maintain specified financial ratios and levels including:

•	a fixed charges ratio;

•	a senior debt ratio; and

•	a total holdings debt ratio.

Lamar Advertising and Lamar Media were in compliance with all of the terms of the indentures governing the outstanding notes of Lamar Media and the applicable senior credit agreement provisions during the periods presented.

9. Fair Value of Financial Instruments

At June 30, 2013 and December 31, 2012, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,191,441, which exceeded both the gross and carrying amounts of $2,155,646 and $2,148,918, respectively, as of June 30, 2013.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,380	$58,411
Receivables, net of allowance for doubtful accounts of $8,500 and $7,500 in 2013 and 2012, respectively.	177,699	159,829
Prepaid expenses	61,771	41,132
Deferred income tax assets	9,475	10,817
Other current assets	33,567	30,546

Total current assets	400,892	300,735

Property, plant and equipment	2,983,702	2,940,449
Less accumulated depreciation and amortization	(1,833,454)	(1,760,090)

Net property, plant and equipment	1,150,248	1,180,359

Goodwill	1,480,960	1,474,998
Intangible assets	437,596	467,837
Deferred financing costs net of accumulated amortization of $19,516 and $18,899 in 2013 and 2012, respectively	32,979	35,834
Other assets	37,488	35,901

Total assets	$3,540,163	$3,495,664

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$16,303	$13,539
Current maturities of long-term debt	384,231	33,134
Accrued expenses	96,314	96,860
Deferred income	59,586	51,323

Total current liabilities	556,434	194,856

Long-term debt	1,764,687	2,127,720
Deferred income tax liabilities	145,576	141,228
Asset retirement obligation	193,824	189,659
Other liabilities	19,175	16,388

Total liabilities	2,679,696	2,669,851

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2013 and 2012	—	—
Additional paid-in-capital	2,631,258	2,606,157
Accumulated comprehensive income	4,439	5,978
Accumulated deficit	(1,775,230)	(1,786,322)

Stockholder’s equity	860,467	825,813

Total liabilities and stockholder’s equity	$3,540,163	$3,495,664

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenues	$324,684	$304,872	$608,163	$571,110

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	110,723	105,071	217,242	208,494
General and administrative expenses (exclusive of depreciation and amortization)	55,987	52,027	119,125	105,122
Corporate expenses (exclusive of depreciation and amortization)	15,922	13,850	30,427	26,247
Depreciation and amortization	72,408	72,995	146,309	145,368
Gain on disposition of assets	(701)	(3,634)	(1,307)	(4,570)

	254,339	240,309	511,796	480,661

Operating income	70,345	64,563	96,367	90,449
Other expense (income)
Loss on extinguishment of debt	—	—	—	29,972
Interest income	(51)	(65)	(79)	(123)
Interest expense	37,887	38,633	74,587	78,547

	37,836	38,568	74,508	108,396

Income (loss) before income tax expense	32,509	25,995	21,859	(17,947)
Income tax expense (benefit)	11,198	12,003	6,567	(9,114)

Net income (loss)	$21,311	$13,992	$15,292	$(8,833)

Statements of Comprehensive Income (Loss)
Net income (loss)	$21,311	$13,992	$15,292	$(8,833)
Other comprehensive loss
Foreign currency translation adjustments	(873)	(785)	(1,539)	(104)

Comprehensive income (loss)	$20,438	$13,207	$13,753	$(8,937)

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$15,292	$(8,833)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	146,309	145,368
Non-cash equity based compensation	17,195	7,033
Amortization included in interest expense	7,092	8,771
Gain on disposition of assets and investments	(1,307)	(4,570)
Loss on extinguishment of debt	—	29,972
Deferred tax expense (benefit)	5,182	(9,897)
Provision for doubtful accounts	3,101	2,740
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(18,979)	(14,828)
Prepaid expenses	(19,948)	(18,275)
Other assets	(4,062)	(5,538)
Increase (decrease) in:
Trade accounts payable	2,570	(1,211)
Accrued expenses	(2,811)	(8,310)
Other liabilities	(11,015)	4,291

Net cash provided by operating activities	138,619	126,713

Cash flows from investing activities:
Acquisitions	(32,827)	(14,305)
Capital expenditures	(52,721)	(49,542)
Proceeds from disposition of assets and investments	3,278	4,640
Payment received on notes receivable	18	113

Net cash used in investing activities	(82,252)	(59,094)

Cash flows from financing activities:
Principal payments on long-term debt	(16,294)	(46)
Payment on senior subordinated notes	—	(598,181)
Proceeds received from note offering	—	500,000
Proceeds received from senior credit agreement term loan	—	100,000
Debt issuance costs	(82)	(14,104)
Contributions from parent	25,100	10,928
Dividend to parent	(4,200)	(1,113)

Net cash provided by (used in) financing activities	4,524	(2,516)

Effect of exchange rate changes in cash and cash equivalents	(922)	(58)
Net increase in cash and cash equivalents	59,969	65,045
Cash and cash equivalents at beginning of period	58,411	33,377

Cash and cash equivalents at end of period	$118,380	$98,422

Supplemental disclosures of cash flow information:
Cash paid for interest	$67,527	$72,779

Cash paid for foreign, state and federal income taxes	$1,491	$1,533

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Note to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2012 Combined Form 10-K.

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 8 and 9 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp., as it is a wholly owned subsidiary of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2012 Combined Form 10-K filed on February 28, 2013, as supplemented by any risk factors contained in our combined Quarterly Reports on Form 10-Q. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial condition and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

OVERVIEW

The Company’s net revenues are derived primarily from the rental of advertising space on outdoor advertising displays owned and operated by the Company. Revenue growth is based on many factors that include the Company’s ability to increase occupancy of its existing advertising displays; raise advertising rates; and acquire new advertising displays and its operating results are therefore, affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions which affect the rates the Company is able to charge for advertising on its displays and its ability to maximize advertising sales or occupancy on its displays.

Historically, the Company made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. While the Company has significantly reduced its acquisition activity over the last four years, it will continue to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources” below. During the six months ended June 30, 2013, the Company completed acquisitions for a total purchase price of approximately $32.8 million in cash.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and six months ended June 30, 2013 and 2012:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2013	2012	2013	2012
Total capital expenditures:
Billboard — traditional	$6,258	$9,955	$12,476	$15,021
Billboard — digital	11,980	12,152	23,603	20,062
Logos	2,244	1,961	4,107	3,280
Transit	8	63	28	84
Land and buildings	2,824	3,230	5,608	4,915
Operating equipment	3,619	2,434	6,899	6,180

Total capital expenditures	$26,933	$29,795	$52,721	$49,542

Potential REIT Election

As previously announced, the Company is actively considering an election to real estate investment trust (REIT) status and is currently evaluating the steps necessary to implement conversion to a REIT. In conjunction with this review, the Company submitted a private letter ruling request to the U.S. Internal Revenue Service (the “IRS”) in November of 2012 regarding a potential REIT election. As disclosed in June 2013, the Company has been advised by the IRS that it has decided to study the current legal standards it uses to define “real estate” for purposes of the REIT provisions of the U.S. Internal Revenue Code of 1986, as amended. The Company has received no additional information from the IRS to date with respect to the status of its private letter ruling request and the duration of the IRS’s study could delay the issuance of the private letter ruling. Based on current information, the Company has no reason to conclude that it will not be in a position to convert to a REIT effective for the taxable year beginning January 1, 2014.

The Company’s decision to proceed with a REIT election is subject to the approval of its board of directors. A favorable IRS ruling, if received, does not guarantee that the Company would succeed in qualifying as a REIT and there is no certainty as to the timing of a REIT election. The Company may not ultimately pursue a conversion to a REIT and it can provide no assurance that a REIT conversion, if completed, will be successfully implemented or achieve the intended benefits.

RESULTS OF OPERATIONS

Six Months ended June 30, 2013 compared to Six Months ended June 30, 2012

Net revenues increased $37.1 million or 6.5% to $608.2 million for the six months ended June 30, 2013 from $571.1 million for the same period in 2012. This increase was attributable primarily to an increase in billboard net revenues of $29.2 million or 5.7% over the prior period, an increase in logo sign revenue of $3.1 million, which represents an increase of 10.2% over the prior period, and a $4.8 million increase in transit revenue, which represents an increase of 16% over the prior period.

For the six months ended June 30, 2013, there was a $14.9 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2012. The $14.9 million increase in revenue primarily consists of a $10.9 million increase in billboard revenue, a $1.9 million increase in logo revenue and a $2.2 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2012. This increase in revenue represents an increase of 2.5% over the comparable period in 2012. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $26.9 million or 7.9% to $367.0 million for the six months ended June 30, 2013 from $340.1 million for the same period in 2012. There was an $8.7 million increase in direct advertising expense related to the operations of our outdoor advertising assets, a $14.0 million increase in general and administrative expenses and a $4.2 million increase in corporate expenses. The increase in general and administrative and corporate expenses includes an increase in non-cash compensation expense of $10.2 million as compared to the comparable period in 2012. Also included is approximately $1.0 million of expenses related to the Company’s evaluation of an election to real estate investment trust status.

Depreciation and amortization expense remained relatively unchanged for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

For the six months ended June 30, 2013, gain on sale of assets decreased $3.3 million as compared to the six months ended June 30, 2012, primarily due to an asset swap transaction which occurred in June 2012.

Due to the above factors, operating income increased $5.9 million to $96.2 million for the six months ended June 30, 2013 compared to $90.3 million for the same period in 2012.

During the six months ended June 30, 2012, the Company recognized a $30.0 million loss on debt extinguishment related to the settlement of the tender offer for Lamar Media’s then outstanding 6 5/8% Senior Subordinated Notes due 2015. Approximately $14.4 million of the loss was a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the tendered notes.

Interest expense decreased approximately $3.9 million from $78.5 million for the six months ended June 30, 2012 to $74.6 million for the six months ended June 30, 2013, as a result of the Company’s refinancing transactions during 2012.

The increase in operating income, decrease in interest expense and the decrease in loss on extinguishment of debt during the six months ended June 30, 2013 resulted in a $39.8 million increase in income before income taxes. The increase in income before income tax expense resulted in an increase in income tax expense of $15.7 million as compared to the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 was 30.0%. The effective rate is less than the statutory rates primarily due to an increase in the corporate income tax rate in Puerto Rico from 30% to 39%, which resulted in a change to the carrying value of net operating loss carry forwards during the period.

As a result of the above factors, the Company recognized net income for the six months ended June 30, 2013 of $15.2 million, as compared to a net loss of $8.9 million for the same period in 2012.

Three Months ended June 30, 2013 compared to Three Months ended June 30, 2012

Net revenues increased $19.8 million or 6.5% to $324.7 million for the three months ended June 30, 2013 from $304.9 million for the same period in 2012. This increase was attributable primarily to an increase in billboard net revenues of $16.0 million or 5.9% over the prior period, an increase in logo revenue of $1.6 million or 10.6% over the prior period and a $2.2 million increase in transit revenue, which represents an increase of 12.7% over the prior period.

For the three months ended June 30, 2013, there was an $8.4 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2012. The $8.4 million increase in revenue primarily consists of a $6.4 million increase in billboard revenue, a $1.0 million increase in logo revenue and a $1.0 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable periods in 2012. This increase in revenue represents an increase of 2.7% over the comparable period in 2012. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $11.7 million or 6.8% to $182.7 million for the three months ended June 30, 2013 from $171.0 million for the same period in 2012. There was a $5.7 million increase in direct operating expenses related to the operations of our outdoor advertising assets, a $3.9 million increase in general and administrative expenses and a $2.1 million increase in corporate expenses. The increase in each of corporate expenses and general and administrative expenses includes approximately $2.0 million in non-cash compensation and approximately $0.9 million related to the Company’s evaluation of an election to real estate investment trust status.

Depreciation and amortization expense remained relatively unchanged for three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Due to the above factors, operating income increased $5.8 million to $70.3 million for the three months ended June 30, 2013 compared to $64.5 million for the same period in 2012.

The increase in operating income and decrease in interest expense resulted in a $6.5 million increase in income before income taxes. There was a $0.8 million decrease in income tax expense over the comparable period in 2012, which resulted in an effective rate for the three months ended June 30, 2013 of 34.4%. The effective rate is less than the statutory rates primarily due to an increase in the corporate income tax rate in Puerto Rico from 30% to 39%, which resulted in a change to the carrying value of net operating loss carry forwards during the period.

As a result of the above factors, the Company recognized net income for the three months ended June 30, 2013 of $21.3 million, as compared to net income of $13.9 million for the same period in 2012.

Reconciliations:

Because acquisitions occurring after December 31, 2011 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2012 acquisition-adjusted net revenue, which adjusts our 2012 net revenue for the three and six months ended June 30, 2012 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and six months ended June 30, 2013. We provide this information as a supplement to net revenues to enable investors to compare periods in 2013 and 2012 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing core assets.

Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2012 that corresponds with the actual period we have owned the assets in 2013 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2012 reported net revenue to 2012 acquisition-adjusted net revenue for each of the three and six month periods ended June 30, as well as a comparison of 2012 acquisition-adjusted net revenue to 2013 reported net revenue for each of the three and six month periods ended June 30, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended June 30, 2012	Six months ended June 30, 2012
	(in thousands)	(in thousands)
Reported net revenue	$304,872	$571,110
Acquisition net revenue	11,417	22,139

Acquisition-adjusted net revenue	$316,289	$593,249

Comparison of 2013 Reported Net Revenue to 2012 Acquisition-Adjusted Net Revenue

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Reported net revenue	$324,684	$304,872	$608,163	$571,110
Acquisition net revenue	—	11,417	—	22,139

Adjusted totals	$324,684	$316,289	$608,163	$593,249

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company has historically satisfied its working capital requirements with cash from operations and borrowings under the senior credit facility. The Company’s wholly owned subsidiary, Lamar Media Corp., is the principal borrower under the senior credit facility and maintains all corporate operating cash balances. Any cash requirements of the Company, therefore, must be funded by distributions from Lamar Media.

Sources of Cash

Total Liquidity at June 30, 2013. As of June 30, 2013, we had approximately $361.9 million of total liquidity, which is comprised of approximately $118.9 million in cash and cash equivalents and the ability to draw approximately $243.0 million under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with all applicable restrictive covenants under the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the six months ended June 30, 2013 and 2012 our cash provided by operating activities was $152.0 million and $134.0 million, respectively. While our net income was approximately $15.2 million for the six months ended June 30, 2013, we generated cash from operating activities of $152.0 million during that same period, primarily due to adjustments needed to reconcile net income to cash provided by operating activities of $177.5 million, which primarily consisted of depreciation and amortization of $146.3 million. In addition, there was an increase in working capital of $40.7 million. We expect to generate cash flows from operations during 2013 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use this excess cash principally to reduce outstanding indebtedness.

Credit Facilities. On February 9, 2012, Lamar Media entered into a restatement agreement with respect to its existing senior credit facility in order to fund a new $100 million Term loan A facility and to make certain covenant changes to the senior credit facility, which was entered into on April 28, 2010, as amended on June 11, 2010, November 18, 2010 and February 9, 2012 (the “senior credit facility”), for which JPMorgan Chase Bank, N.A. serves as administrative agent. The senior credit facility consists of a $250 million revolving credit facility, a $270 million term loan A-1 facility, a $30 million term loan A-2 facility, a $100 million term loan A-3 facility, a $575 million term loan B facility and a $300 million incremental facility, which may be increased by up to an additional $200 million, based upon our satisfaction of a senior debt ratio test (as described below), of less than or equal to 3.25 to 1. Lamar Media is the borrower under the senior credit facility, except with respect to the $30 million term loan A-2 facility for which Lamar Media’s wholly-owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110 million of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

As of June 30, 2013, Lamar Media had approximately $243.0 million of unused capacity under the revolving credit facility included in the senior credit facility and the aggregate balance outstanding under the senior credit facility was $368.4 million.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.

Credit Facilities and Other Debt Securities. Lamar must comply with certain covenants and restrictions related to the senior credit facility and its outstanding debt securities.

Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding aggregate principal balances of approximately $350 million 9 3/4% Senior Notes due 2014 (the “9 3/4% Notes), $400 million 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”), $500 million 5 7/8% Senior Subordinated Notes due 2022 (the “5 7/8% Notes”) and $535 million 5% Senior Subordinated Notes due 2023 (the “5% Notes”). The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur additional indebtedness but permit the incurrence of indebtedness (including indebtedness under the senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than (a) 6.5 to 1, pursuant to the 9 3/4% Notes indenture, and (b) 7.0 to 1, pursuant to the respective indentures of the 7 7/8% Notes, 5 7/8% Notes and 5% Notes. Currently, Lamar Media is not in default under the indentures of any of its outstanding notes and, therefore, would be permitted to incur additional indebtedness subject to the foregoing provisions.

In addition to debt incurred under the provisions described in the preceding paragraph, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:

•

up to $1.4 billion of indebtedness under the senior credit facility allowable under the 9 3/4% Notes indenture (up to $1.5 billion of indebtedness under the senior credit facility allowable under indentures relating to the 7 7/8% Notes, 5 7/8% Notes and 5% Notes);

•	currently outstanding indebtedness or debt incurred to refinance outstanding debt;

•	inter-company debt between Lamar Media and its subsidiaries or between subsidiaries;

•

certain purchase money indebtedness and capitalized lease obligations to acquire or lease property in the ordinary course of business that cannot exceed the greater of $50 million or 5% of Lamar Media’s net tangible assets; and

•	additional debt not to exceed $50 million ($75 million under the respective indentures of the 7 7/8% Notes, 5 7/8% Notes and 5% Notes).

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At June 30, 2013 and currently, Lamar Media was in compliance with all such tests. We must be in compliance with the following financial ratios under our senior credit facility:

•

a total holdings debt ratio, defined as total consolidated debt of Lamar Advertising Company and its restricted subsidiaries as of any date to EBITDA, as defined below, for the most recent four fiscal quarters then ended of 6.00 to 1.00;

•

a senior debt ratio, defined as total consolidated senior debt of Lamar Media and its restricted subsidiaries to EBITDA, as defined below, for the most recent four fiscal quarters then ended of less than or equal to 3.25 to 1.00 and

•

a fixed charges coverage ratio, defined as the ratio of EBITDA, as defined below, for the most recent four fiscal quarters to the sum of (1) the total payments of principal and interest on debt for such period, plus (2) capital expenditures made during such period, plus (3) income and franchise tax payments made during such period, plus (4) dividends, of greater than 1.05 to 1.

The definition of “EBITDA” under the senior credit facility is as follows: “EBITDA” means, for any period, operating income for the Company and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, depreciation, amortization and any other non-cash income or charges accrued for such period, one-time cash restructuring and cash severance changes in the fiscal year ending December 31, 2009 of up to $2.5 million aggregate amount, charges and expenses in connection with the credit facility transactions and the repurchase or redemption of our 7 1/4% Senior Subordinated Notes due 2013 and (except to the extent received or paid in cash by us or any of our restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. For purposes of calculating EBITDA, the effect on such calculation of any adjustments required under Statement of Accounting Standards No. 141R is excluded.

Excess Cash Flow Payments. Lamar Media may be required to make certain mandatory prepayments on loans outstanding under the senior credit facility that would be applied first to any outstanding term loans, commencing with the year ended December 31, 2010. These payments, if any, are determined annually and are calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the senior credit facility) at the end of each fiscal year. The percentage of Consolidated Excess Cash Flow that must be applied to repay outstanding loans was set at 50% for the fiscal year ended December 31, 2010. For fiscal years ending or after December 31, 2012, this percentage is subject to reduction to 0% if the total holdings debt ratio, as described above, is less than or equal to 5.00 to 1.00 as of the last day of such fiscal year. At December 31, 2012, the Company was not required to make a mandatory prepayment since there was a consolidated cash flow deficit, in accordance with the calculation as defined in the senior credit facility and the total holdings debt ratio was less than 5.00 to 1.00.

The Company believes that its current level of cash on hand, availability under the senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2013. All debt obligations are reflected on the Company’s balance sheet.

Uses of Cash

Outstanding Indebtedness. At June 30, 2013, the Company had approximately $343.3 million of outstanding 9 3/4% Notes with a stated maturity of April 1, 2014. Consequently these notes are reflected in current maturities of long-term debt. Under the terms of our senior credit facility, amounts outstanding under the facility would be subject to acceleration on December 31, 2013 if the 9 3/4% Notes have not yet been fully repaid. The Company intends to repay these notes in full prior to December 31, 2013 using cash on hand, new indebtedness or a combination thereof. In addition, the Company may consider refinancing alternatives related to its other long-term senior indebtedness.

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $52.7 million for the six months ended June 30, 2013. We anticipate our 2013 total capital expenditures excluding acquisitions will be approximately $100 million.

Acquisitions. During the six months ended June 30, 2013, the Company financed its acquisition activity of $32.8 million with cash on hand.

REIT Conversion

We will incur costs associated with our evaluation of a potential election to REIT status that may be incurred regardless of whether we ultimately succeed in converting to a REIT. For the six months ended June 30, 2013, the Company has incurred approximately $1.0 million of REIT related expenses.

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and six months ended June 30, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Six Months ended June 30, 2013 compared to Six Months ended June 30, 2012

Net revenues increased $37.1 million or 6.5% to $608.2 million for the six months ended June 30, 2013 from $571.1 million for the same period in 2012. This increase was attributable primarily to an increase in billboard net revenues of $29.2 million or 5.7% over the prior period, an increase in logo sign revenue of $3.1 million, which represents an increase of 10.2% over the prior period, and a $4.8 million increase in transit revenue, which represents an increase of 16% over the prior period.

For the six months ended June 30, 2013, there was a $14.9 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2012. The $14.9 million increase in revenue primarily consists of a $10.9 million increase in billboard revenue, a $1.9 million increase in logo revenue and a $2.2 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2012. This increase in revenue represents an increase of 2.5% over the comparable period in 2012. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $26.9 million or 7.9% to $366.8 million for the six months ended June 30, 2013 from $339.9 million for the same period in 2012. There was an $8.7 million increase in direct advertising expense related to the operations of our outdoor advertising assets, a $14.0 million increase in general and administrative expenses and a $4.2 million increase in corporate expenses. The increase in general and administrative and corporate expenses includes an increase in non-cash compensation expense of $10.2 million as compared to the comparable period in 2012. Also included is approximately $1.0 million of expenses related to the Company’s evaluation of an election to real estate investment trust status.

Depreciation and amortization expense remained relatively unchanged for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

For the six months ended June 30, 2013, gain on sale of assets decreased $3.3 million as compared to the six months ended June 30, 2012, primarily due to an asset swap transaction which occurred during June 2012.

Due to the above factors, operating income increased $6.0 million to $96.4 million for the six months ended June 30, 2013 compared to $90.4 million for the same period in 2012.

During the six months ended June 30, 2012, Lamar Media recognized a $30.0 million loss on debt extinguishment related to the settlement of the tender offer for its then outstanding 6 5/8% Senior Subordinated Notes due 2015. Approximately $14.4 million of the loss was a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the tendered notes.

Interest expense decreased approximately $3.9 million from $78.5 million for the six months ended June 30, 2012 to $74.6 million for the six months ended June 30, 2013, as a result of Lamar Media’s refinancing transactions during 2012.

The increase in operating income, decrease in interest expense and decrease in loss on extinguishment of debt during the six months ended June 30, 2013 resulted in a $39.8 million increase in income before income taxes. The increase in income before income tax expense resulted in an increase in income tax expense of $15.7 million as compared to the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 was 30.0%. The effective rate is less than the statutory rates primarily due to an increase in the corporate income tax rate in Puerto Rico from 30% to 39%, which resulted in a change to the carrying value of net operating loss carry forwards during the period.

As a result of the above factors, Lamar Media recognized net income for the six months ended June 30, 2013 of $15.3 million, as compared to a net loss of $8.8 million for the same period in 2012.

Three Months ended June 30, 2013 compared to Three Months ended June 30, 2012

Net revenues increased $19.8 million or 6.5% to $324.7 million for the three months ended June 30, 2013 from $304.9 million for the same period in 2012. This increase was attributable primarily to an increase in billboard net revenues of $16.0 million or 5.9% over the prior period, an increase in logo revenue of $1.6 million or 10.6% over the prior period and a $2.2 million increase in transit revenue, which represents an increase of 12.7% over the prior period.

For the three months ended June 30, 2013, there was an $8.4 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2012. The $8.4 million increase in revenue primarily consists of a $6.4 million increase in billboard revenue, a $1.0 million increase in logo revenue and a $1.0 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable periods in 2012. This increase in revenue represents an increase of 2.7% over the comparable period in 2012. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $11.7 million or 6.8% to $182.6 million for the three months ended June 30, 2013 from $170.9 million for the same period in 2012. There was a $5.7 million increase in direct operating expenses related to the operations of our outdoor advertising assets, a $3.9 million increase in general and administrative expenses and a $2.1 million increase in corporate expenses. The increase in each of corporate expenses and general and administrative expenses includes approximately $2.0 million in non-cash compensation and approximately $0.9 million related to the Company’s evaluation of an election to real estate investment trust status.

Depreciation and amortization expense remained relatively unchanged for three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Due to the above factors, operating income increased $5.7 million to $70.3 million for the three months ended June 30, 2013 compared to $64.6 million for the same period in 2012.

The increase in operating income and decrease in interest expense resulted in a $6.5 million increase in income before income taxes. There was a $0.8 million decrease in income tax expense over the comparable period in 2012, which resulted in an effective rate for the three months ended June 30, 2013 of 34.4%. The effective rate is less than the statutory rates primarily due to an increase in the corporate income tax rate in Puerto Rico from 30% to 39%, which resulted in a change to the carrying value of net operating loss carry forwards during the period.

As a result of the above factors, Lamar Media recognized net income for the three months ended June 30, 2013 of $21.3 million, as compared to net income of $14.0 million for the same period in 2012.

Reconciliations:

Because acquisitions occurring after December 31, 2011 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2012 acquisition-adjusted net revenue, which adjusts our 2012 net revenue for the three and six months ended June 30, 2012 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and six months ended June 30, 2013. We provide this information as a supplement to net revenues to enable investors to compare periods in 2013 and 2012 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing core assets.

Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2012 that corresponds with the actual period we have owned the assets in 2013 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2012 reported net revenue to 2012 acquisition-adjusted net revenue for each of the three and six month periods ended June 30, as well as a comparison of 2012 acquisition-adjusted net revenue to 2013 reported net revenue for each of the three and six month periods ended June 30, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended June 30, 2012	Six months ended June 30, 2012
	(in thousands)	(in thousands)
Reported net revenue	$304,872	$571,110
Acquisition net revenue	11,417	22,139

Acquisition-adjusted net revenue	$316,289	$593,249

Comparison of 2013 Reported Net Revenue to 2012 Acquisition-Adjusted Net Revenue

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Reported net revenue	$324,684	$304,872	$608,163	$571,110
Acquisition net revenue	—	11,417	—	22,139

Adjusted totals	$324,684	$316,289	$608,163	$593,249

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2013, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2012 Combined Form 10-K.

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

At June 30, 2013, there was approximately $368.4 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 17.1% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2013 with respect to borrowings under the senior credit facility was $6.3 million, and the weighted average interest rate applicable to borrowings under this credit facility during the six months ended June 30, 2013 was 3.0%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.0% rather than 3.0%), then the Company’s six months ended June 30, 2013 interest expense would have been approximately $3.8 million higher resulting in a $2.7 million decrease in the Company’s six months ended June 30, 2013 net income.

The Company attempted to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate, long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the senior credit facility to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months (in certain cases with the consent of the lenders), which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or if these actions are taken, that they will be effective.

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

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Legislative, administrative, regulatory or other actions affecting REIT’s, including positions taken by the IRS, could have a negative effect on the Company’s ability to convert to REIT status.

The rules dealing with U.S. federal income taxation are continually under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect the Company’s ability to qualify as a REIT or its ability to achieve the intended benefits of a conversion to REIT status. The Company cannot predict how changes in the tax laws might affect it and if any such changes would negatively impact its decision regarding an election to REIT status. New legislation, Treasury or tax regulations, administrative interpretations or court decisions could significantly and negatively affect the Company’s ability to qualify to be taxed as a REIT.

In the course of our discussions with the IRS relating to the Company’s request for a private letter ruling, the Company has been advised by the IRS that the IRS has decided to study the current legal standards it uses to define “real estate” for purposes of the REIT provisions of the Code. It is the Company’s understanding that the IRS intends to determine if any changes or refinements should be made to those current legal standards. The duration of the IRS’s study could delay the issuance of the private letter ruling that the Company has requested from the IRS.

ITEM 6.	EXHIBITS

The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: August 8, 2013	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and
Treasurer

LAMAR MEDIA CORP.

DATED: August 8, 2013	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and
Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Lamar Advertising Company (the “Company”). Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media Corp. (“Lamar Media”). Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 31, 2013, relating to Lamar Media’s 9 3/4% Senior Notes due 2014. Filed herewith.

4.2	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 31, 2013, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018. Filed herewith.

4.3	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 31, 2013, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022. Filed herewith.

4.4	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 31, 2013, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023. Filed herewith.

10.1	Lamar Advertising Company 1996 Equity Incentive Plan, as amended and restated. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 24, 2013 and incorporated herein by reference.

12(a)	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2013 and 2012 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media.