Form 10-Q
period 2013-09-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2013-11-07
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of October 31, 2013: 80,028,599

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of October 31, 2013: 14,610,365

The number of shares of Lamar Media Corp. common stock outstanding as of October 31, 2013: 100

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:

•	Lamar Advertising Company’s (the “Company” or “Lamar”) future financial performance and condition;

•	the Company’s business plans, objectives, prospects, growth and operating strategies;

•	the Company’s consideration of an election to real estate investment trust (REIT) status and its ability to complete the conversion effective for the taxable year beginning January 1, 2014;

•	the Company’s ability to refinance outstanding indebtedness, including the planned redemption of Lamar Media Corp.’s 9 3/4% Senior Notes due 2014;

•	the Company’s anticipated capital expenditures and level of acquisition activity;

•	market opportunities and the Company’s competitive positions;

•	the Company’s future cash flows and expected cash requirements; and

•	the market price of the Company’s Class A common stock.

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:

•	current economic conditions and their effect on the markets in which the Company operates;

•	the levels of expenditures on advertising in general and outdoor advertising in particular;

•	risks and uncertainties relating to the Company’s significant indebtedness;

•	the demand for outdoor advertising;

•	the Company’s need for, and ability to obtain, additional funding for acquisitions and operations;

•	the Company’s ability to qualify for REIT status;

•	changes in tax laws applicable to REIT’s or in the interpretation of those laws;

•	increased competition within the outdoor advertising industry;

•	the regulation of the outdoor advertising industry by federal, state and local governments;

•	the Company’s ability to renew expiring contracts at favorable rates;

•	the Company’s ability to successfully implement its digital deployment strategy;

•	the integration of any businesses that the Company may acquire and its ability to recognize cost savings and operating efficiencies as a result of these acquisitions; and

•	changes in accounting principles, policies or guidelines.

The forward-looking statements in this report are based on the Company’s current good faith beliefs; however, actual results may differ due to inaccurate assumptions, the factors listed above or other foreseeable or unforeseeable factors. Consequently, the Company cannot guarantee that any of the forward-looking statements will prove to be accurate. The forward-looking statements in this report speak only as of the date of this report, and Lamar Advertising Company and Lamar Media Corp. (“Lamar Media”) expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report, except as required by law.

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2012 of the Company and Lamar Media (the “2012 Combined Form 10-K”), filed on February 28, 2013 as such risk factors as updated or supplemented, from time to time, in our combined Quarterly Reports on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$182,665	$58,911
Receivables, net of allowance for doubtful accounts of $9,000 and $7,615 in 2013 and 2012, respectively	179,434	159,829
Prepaid expenses	60,133	41,132
Deferred income tax assets	11,060	10,817
Other current assets	28,390	30,546

Total current assets	461,682	301,235

Property, plant and equipment	3,009,498	2,940,449
Less accumulated depreciation and amortization	(1,866,423)	(1,760,090)

Net property, plant and equipment	1,143,075	1,180,359

Goodwill	1,502,400	1,485,150
Intangible assets	441,767	468,312
Deferred financing costs, net of accumulated amortization of $30,892 and $25,867 in 2013 and 2012, respectively	32,850	37,787
Other assets	43,648	41,187

Total assets	$3,625,422	$3,514,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$16,111	$13,539
Current maturities of long-term debt	393,834	33,134
Accrued expenses	125,206	99,461
Deferred income	63,504	51,323

Total current liabilities	598,655	197,457

Long-term debt	1,748,980	2,127,720
Deferred income tax liabilities	126,253	107,973
Asset retirement obligation	197,934	189,659
Other liabilities	20,109	16,388

Total liabilities	2,691,931	2,639,197

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2013 and 2012	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2013 and 2012	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 97,245,234 and 96,082,868 shares issued at 2013 and 2012, respectively; 80,028,599 and 78,963,663 issued and outstanding at 2013 and 2012, respectively	97	96
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,610,365 and 14,910,365 shares issued and outstanding at 2013 and 2012, respectively	15	15
Additional paid-in capital	2,463,129	2,432,518
Accumulated comprehensive income	4,973	5,978
Accumulated deficit	(640,891)	(674,143)
Cost of shares held in treasury, 17,216,635 and 17,119,205 shares in 2013 and 2012, respectively	(893,832)	(889,631)

Stockholders’ equity	933,491	874,833

Total liabilities and stockholders’ equity	$3,625,422	$3,514,030

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenues	$323,184	$306,286	$931,347	$877,396

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	109,640	103,845	326,882	312,339
General and administrative expenses (exclusive of depreciation and amortization)	57,033	52,153	176,158	157,275
Corporate expenses (exclusive of depreciation and amortization)	14,843	13,590	45,451	40,036
Depreciation and amortization	73,183	73,915	219,492	219,283
Gain on disposition of assets	(787)	(739)	(2,094)	(5,309)

	253,912	242,764	765,889	723,624

Operating income	69,272	63,522	165,458	153,772
Other expense (income)
Loss on extinguishment of debt	—	1,984	—	31,956
Interest income	(42)	(147)	(121)	(270)
Interest expense	37,677	38,534	112,264	117,081

	37,635	40,371	112,143	148,767

Income before income tax expense	31,637	23,151	53,315	5,005
Income tax expense	13,297	11,655	19,790	2,403

Net income	18,340	11,496	33,525	2,602
Preferred stock dividends	91	91	273	273

Net income applicable to common stock	$18,249	$11,405	$33,252	$2,329

Earnings per share:
Basic earnings per share	$0.19	$0.12	$0.35	$0.02

Diluted earnings per share	$0.19	$0.12	$0.35	$0.02

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	94,528,877	93,423,063	94,282,629	93,265,621
Incremental common shares from dilutive stock options	398,192	306,449	409,500	285,270

Weighted average common shares diluted	94,927,069	93,729,512	94,692,129	93,550,891

Statement of Comprehensive Income
Net income	$18,340	$11,496	$33,525	$2,602
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	534	1,152	(1,005)	1,048

Comprehensive income	$18,874	$12,648	$32,520	$3,650

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$33,525	$2,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,492	219,283
Non-cash equity based compensation	23,107	10,902
Amortization included in interest expense	11,354	13,101
Gain on disposition of assets	(2,094)	(5,309)
Loss on extinguishment of debt	—	31,956
Deferred tax expense	17,037	1,099
Provision for doubtful accounts	4,949	4,308
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(22,485)	(20,674)
Prepaid expenses	(17,852)	(14,325)
Other assets	1,204	(1,048)
Increase (decrease) in:
Trade accounts payable	2,236	8
Accrued expenses	18,116	4,312
Other liabilities	6,095	7,134

Net cash provided by operating activities	294,684	253,349

Cash flows from investing activities:
Acquisitions	(83,776)	(54,738)
Capital expenditures	(77,677)	(77,747)
Proceeds from disposition of assets	4,771	5,023
(Increase) decrease in notes receivable	(361)	118

Net cash used in investing activities	(157,043)	(127,344)

Cash flows from financing activities:
Debt issuance costs	(90)	(14,328)
Cash used for purchase of treasury stock	(4,200)	(1,113)
Net proceeds from issuance of common stock	15,711	9,809
Net proceeds received under revolving credit facility	—	15,000
Principal payments on long term debt	(24,441)	(8,381)
Proceeds received from note offering	—	500,000
Payment on senior subordinated notes	—	(722,296)
Proceeds received from senior credit facility term loan	—	100,000
Dividends	(273)	(273)

Net cash used in financing activities	(13,293)	(121,582)

Effect of exchange rate changes in cash and cash equivalents	(594)	522
Net increase in cash and cash equivalents	123,754	4,945
Cash and cash equivalents at beginning of period	58,911	33,503

Cash and cash equivalents at end of period	$182,665	$38,448

Supplemental disclosures of cash flow information:
Cash paid for interest	$85,170	$102,334

Cash paid for foreign, state and federal income taxes	$2,467	$1,906

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 2,043,791 shares of its Class A common stock during the nine months ended September 30, 2013.

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

The following is a summary of the 2009 ESPP share activity for the nine months ended September 30, 2013:

Shares
Available for future purchases, January 1, 2013	358,950
Additional shares reserved under 2009 ESPP	78,963
Purchases	(84,399)

Available for future purchases, September 30, 2013	353,514

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2013 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2014. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the nine months ended September 30, 2013, the Company has recorded $7,757 as non-cash compensation expense related to performance-based awards. In addition, each of our non-employee directors automatically receive upon election or re-election a restricted stock award of our Class A common stock. These awards vest 50% on grant date and 50% on the last day of each director’s one year term. The Company recorded $332 non-cash compensation expense related to these awards for the nine months ended September 30, 2013.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

3. Acquisitions

During the nine months ended September 30, 2013, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of approximately $83,776 in cash.

Each of these acquisitions was accounted for under the acquisition method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on preliminary fair value estimates at the dates of acquisition. The allocations are pending final determination of the fair value of certain assets and liabilities. The following is a summary of the preliminary allocation of the acquisition costs in the above transactions.

Total
Property, plant and equipment	$14,513
Goodwill	17,358
Site locations	43,493
Non-competition agreements	380
Customer lists and contracts	9,201
Other asset	961
Current liabilities	(2,130)

$83,776

Summarized below are certain unaudited pro forma statements of operations data for the three and nine months ended September 30, 2013 and September 30, 2012 as if each of the above acquisitions and the acquisitions occurring in 2012, which were fully described in the 2012 Combined Form 10-K, had been consummated as of January 1, 2012. This pro forma information does not purport to represent what the Company’s results of operations actually would have been had such transactions occurred on the date specified or to project the Company’s results of operations for any future periods.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Pro forma net revenues	$324,941	$317,586	$939,747	$916,282

Pro forma net income applicable to common stock	$18,504	$12,142	$34,409	$3,878

Pro forma net income per common share—basic	$0.20	$0.13	$0.36	$0.04

Pro forma net income per common share—diluted	$0.20	$0.13	$0.36	$0.04

4. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Direct advertising expenses	$69,040	$68,507	$207,265	$205,450
General and administrative expenses	1,151	985	2,921	3,007
Corporate expenses	2,992	4,423	9,306	10,826

	$73,183	$73,915	$219,492	$219,283

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

5. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at September 30, 2013 and December 31, 2012.

	Estimated Life (Years)	September 30, 2013		December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and contracts	7—10	$491,982	$461,406	$482,883	$455,549
Non-competition agreements	3—15	63,896	62,840	63,519	62,566
Site locations	15	1,492,023	1,082,466	1,449,181	1,009,631
Other	5—15	14,008	13,430	13,608	13,133

		$2,061,909	$1,620,142	$2,009,191	$1,540,879
Unamortizable intangible assets:
Goodwill		$1,755,936	$253,536	$1,738,686	$253,536

6. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2012	$189,659
Additions to asset retirement obligations	2,392
Accretion expense	8,408
Liabilities settled	(2,525)

Balance at September 30, 2013	$197,934

7. Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the “Guarantors”) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several, and the only subsidiaries that are not guarantors are in the aggregate minor.

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of September 30, 2013 and December 31, 2012, Lamar Media was permitted under the terms of its outstanding senior subordinated notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,973,528 and $1,706,875, respectively. Transfers to Lamar Advertising are subject to additional restrictions if, (i) under Lamar Media’s senior credit facility and as defined therein, (x) the total holdings debt ratio is greater than 5.75 to 1 or (y) the senior debt ratio is greater than 3.25 to 1.0, and (ii) if under the indenture for Lamar Media’s 9 3/4% senior notes and as defined therein, its senior leverage ratio is greater than or equal to 3.0 to 1. As of September 30, 2013, the total holdings debt ratio was less than 5.75 to 1 and Lamar Media’s senior debt ratio was less than 3.25 to 1 and its senior leverage ratio was less than 3.0 to 1; therefore, transfers to Lamar Advertising were not subject to any additional restrictions under the senior credit facility or pursuant to the indenture governing the 9 3/4% senior notes.

8. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of options. For the nine months ended September 30, 2013 and 2012 there were no dilutive shares excluded from this calculation resulting from the antidilutive effect of options.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

9. Long-term Debt

Long-term debt consists of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Senior Credit Facility	$360,289	$384,664
7 7/8% Senior Subordinated Notes	400,000	400,000
5 7/8% Senior Subordinated Notes	500,000	500,000
5% Senior Subordinated Notes	535,000	535,000
9 3/4% Senior Notes	345,445	339,121
Other notes with various rates and terms	2,080	2,069

	2,142,814	2,160,854
Less current maturities	(393,834)	(33,134)

Long-term debt, excluding current maturities	$1,748,980	$2,127,720

9 3/4% Senior Notes

On March 27, 2009, Lamar Media issued $350,000 in aggregate principal amount ($314,927 gross proceeds) of 9 3/4% Senior Notes due 2014 (the “Senior Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $307,489. The Senior Notes mature on April 1, 2014 and have interest at a rate of 9 3/4% per annum, which is payable semi-annually on April 1 and October 1 of each year, beginning October 1, 2009. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. The terms of the Senior Notes will, among other things, limit Lamar Media’s and its restricted subsidiaries’ ability to (i) incur additional debt and issue preferred stock; (ii) make certain distributions, investments and other restricted payments; (iii) create certain liens; (iv) enter into transactions with affiliates; (v) have the restricted subsidiaries make payments to Lamar Media; (vi) merge, consolidate or sell substantially all of Lamar Media’s or the restricted subsidiaries’ assets; and (vii) sell assets. These covenants are subject to a number of exceptions and qualifications.

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

7 7/8% Senior Subordinated Notes

On April 22, 2010, Lamar Media issued $400,000 in aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $392,000.

At any time prior to April 15, 2014, Lamar Media may redeem some or all of the 7 7/8% Notes at a price equal to 100% of the principal amount plus a make-whole premium. On or after April 15, 2014, Lamar Media may redeem the 7 7/8% Notes, in whole or part, in cash at redemption prices specified in the 7 7/8% Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 7 7/8% Notes at a price equal to 101% of the principal amount of the 7 7/8% Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

5 7/8% Senior Subordinated Notes

On February 9, 2012, Lamar Media completed an institutional private placement of $500,000 aggregate principal amount of 5 7/8% Senior Subordinated Notes, due 2022 (the “5 7/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $489,000.

Lamar Media may redeem up to 35% of the aggregate principal amount of the 5 7/8% Notes, at any time and from time to time, at a price equal to 105.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before February 1, 2015, provided that following the redemption, at least 65% of the 5 7/8% Notes that were originally issued remain outstanding. At any time prior to February 1, 2017, Lamar Media may redeem some or all of the 5 7/8% Notes at a price equal to 100% of the aggregate principal amount plus a make-whole premium. On or after February 1, 2017, Lamar Media may redeem the 5 7/8% Notes, in whole or in part, in cash at redemption prices specified in the 5 7/8%

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 5 7/8% Notes at a price equal to 101% of the principal amount of the 5 7/8% Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

5% Senior Subordinated Notes

On October 30, 2012, Lamar Media completed an institutional private placement of $535,000 aggregate principal amount of 5% Senior Subordinated Notes due 2023 (the “5% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $527,100.

Lamar Media may redeem up to 35% of the aggregate principal amount of the 5% Notes, at any time and from time to time, at a price equal to 105% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before November 1, 2015, provided that following the redemption, at least 65% of the 5% Notes that were originally issued remain outstanding. At any time prior to May 1, 2018, Lamar Media may redeem some or all of the 5% Notes at a price equal to 100% of the aggregate principal amount plus a make-whole premium. On or after May 1, 2018, Lamar Media may redeem the 5% Notes, in whole or in part, in cash at redemption prices specified in the 5% Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 5% Notes at a price equal to 101% of the principal amount of the 5% Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

2010 Senior Credit Facility

On February 9, 2012, Lamar Media entered into a restatement agreement with respect to its existing senior credit facility in order to fund a new $100,000 Term loan A facility and to make certain covenant changes to the senior credit facility, which was entered into on April 28, 2010, as amended on June 11, 2010, November 18, 2010 and February 9, 2012, and further amended on October 24, 2013 for which JPMorgan Chase Bank, N.A. serves as administrative agent (the “senior credit facility”). The senior credit facility consists of a $250,000 revolving credit facility, a $270,000 term loan A-1 facility, a $30,000 term loan A-2 facility, a $100,000 term loan A-3 facility, a $575,000 term loan B facility and a $300,000 incremental facility, which may be increased by up to an additional $200,000 based upon our satisfaction of a senior debt ratio test (defined as total consolidated senior debt of Lamar Media and its restricted subsidiaries to EBITDA, as defined in the senior credit facility, for the most recent four fiscal quarters then ended) of less than or equal to 3.25 to 1. Lamar Media is the borrower under the senior credit facility, except with respect to the $30,000 term loan A-2 facility for which Lamar Media’s wholly owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110,000 of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

The remaining quarterly amortizations of the Term loan facilities as of September 30, 2013 is as follows:

	Term A-1	Term A-2	Term A-3	Term B
December 31, 2013 – March 31, 2014	$6,750	$750	$625	$57.4
June 30, 2014 — December 31, 2014	$13,500	$1,500	$625	$57.4
March 31, 2015	$13,500	$1,500	$1,250	$57.4
June 30, 2015 — September 30, 2015	$37,125	$4,125	$1,250	$57.4
December 31, 2015	$74,250	$8,250	$1,250	$57.4
March 31, 2016 — September 30, 2016	$—	$—	$1,250	$57.4
December 31, 2016	$—	$—	$1,250	$21,474.7
March 31, 2017— June 30, 2017	$—	$—	$21,250	$—
August 9, 2017	$—	$—	$42,500	$—

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

As of September 30, 2013, there were no amounts outstanding under the revolving senior facility. The revolving facility terminates April 28, 2015. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $6,973 letters of credit outstanding as of September 30, 2013 resulting in $243,027 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at Lamar Media’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on Lamar Media’s ratio of debt to trailing twelve month EBITDA, as defined in the senior credit facility.

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

Lamar Advertising and Lamar Media were in compliance with all applicable terms under the indentures governing Lamar Media’s outstanding notes and the applicable senior credit agreement provisions during the periods presented.

10. Fair Value of Financial Instruments

At September 30, 2013 and December 31, 2012, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,149,281, which exceeded both the gross and carrying amounts of $2,147,369 and $2,142,814, respectively, as of September 30, 2013.

11. Non-Cash Financing and Investing Activities

For the period ended September 30, 2012 the Company had non-cash investing activity of $3,098 related to acquisitions of outdoor advertising assets. There were no significant non-cash investing or financing activities for the nine months ended September 30, 2013.

12. Subsequent Events

On November 4, 2013, Lamar Media announced its intent to redeem in full all $350,000 in aggregate principal amount of its 9 3/4% Senior Notes due 2014 (the “Notes”). The redemption will be made in accordance with the terms of the indenture governing the Notes.

Lamar Media expects the Notes to be redeemed on December 4, 2013 (the “Redemption Date”), at a redemption price equal to 100% of the aggregate principal amount of outstanding Notes plus a make whole amount and accrued and unpaid interest to (but not including) the Redemption Date.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$182,165	$58,411
Receivables, net of allowance for doubtful accounts of $9,000 and $7,615 in 2013 and 2012, respectively	179,434	159,829
Prepaid expenses	60,133	41,132
Deferred income tax assets	11,060	10,817
Other current assets	28,390	30,546

Total current assets	461,182	300,735

Property, plant and equipment	3,009,498	2,940,449
Less accumulated depreciation and amortization	(1,866,423)	(1,760,090)

Net property, plant and equipment	1,143,075	1,180,359

Goodwill	1,492,248	1,474,998
Intangible assets	441,299	467,837
Deferred financing costs net of accumulated amortization of $21,604 and $16,579 in 2013 and 2012, respectively	30,897	35,834
Other assets	38,362	35,901

Total assets	$3,607,063	$3,495,664

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$16,111	$13,539
Current maturities of long-term debt	393,834	33,134
Accrued expenses	122,078	96,860
Deferred income	63,504	51,323

Total current liabilities	595,527	194,856

Long-term debt	1,748,980	2,127,720
Deferred income tax liabilities	159,611	141,228
Asset retirement obligation	197,934	189,659
Other liabilities	20,109	16,388

Total liabilities	2,722,161	2,669,851

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2013 and 2012	—	—
Additional paid-in-capital	2,636,769	2,606,157
Accumulated comprehensive income	4,973	5,978
Accumulated deficit	(1,756,840)	(1,786,322)

Stockholder’s equity	884,902	825,813

Total liabilities and stockholder’s equity	$3,607,063	$3,495,664

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenues	$323,184	$306,286	$931,347	$877,396

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	109,640	103,845	326,882	312,339
General and administrative expenses (exclusive of depreciation and amortization)	57,033	52,153	176,158	157,275
Corporate expenses (exclusive of depreciation and amortization)	14,763	13,516	45,190	39,763
Depreciation and amortization	73,183	73,915	219,492	219,283
Gain on disposition of assets	(787)	(739)	(2,094)	(5,309)

	253,832	242,690	765,628	723,351

Operating income	69,352	63,596	165,719	154,045
Other expense (income)
Loss on extinguishment of debt	—	1,984	—	31,956
Interest income	(42)	(147)	(121)	(270)
Interest expense	37,677	38,534	112,264	117,081

	37,635	40,371	112,143	148,767

Income before income tax expense	31,717	23,225	53,576	5,278
Income tax expense	13,327	11,640	19,894	2,526

Net income	$18,390	$11,585	$33,682	$2,752

Statement of Comprehensive Income
Net income	$18,390	$11,585	$33,682	$2,752
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	534	1,152	(1,005)	1,048

Comprehensive income	$18,924	$12,737	$32,677	$3,800

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$33,682	$2,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,492	219,283
Non-cash equity based compensation	23,107	10,902
Amortization included in interest expense	11,354	13,101
Gain on disposition of assets	(2,094)	(5,309)
Loss on extinguishment of debt	—	31,956
Deferred tax expense	17,142	1,221
Provision for doubtful accounts	4,949	4,308
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(22,485)	(20,674)
Prepaid expenses	(17,852)	(14,325)
Other assets	1,204	(1,048)
Increase (decrease) in:
Trade accounts payable	2,236	8
Accrued expenses	18,116	4,312
Other liabilities	(9,341)	(3,644)

Net cash provided by operating activities	279,510	242,843

Cash flows from investing activities:
Acquisitions	(83,776)	(54,738)
Capital expenditures	(77,677)	(77,747)
Proceeds from disposition of assets	4,771	5,023
(Increase) decrease in notes receivable	(361)	118

Net cash used in investing activities	(157,043)	(127,344)

Cash flows from financing activities:
Principal payments on long-term debt	(24,441)	(8,381)
Payment on senior subordinated notes	—	(722,296)
Proceeds received from note offering	—	500,000
Proceeds received from senior credit agreement term loan	—	100,000
Net proceeds received under revolving credit facility	—	15,000
Debt issuance costs	(90)	(14,328)
Contributions from parent	30,612	19,668
Dividend to parent	(4,200)	(1,113)

Net cash provided by (used in) financing activities	1,881	(111,450)

Effect of exchange rate changes in cash and cash equivalents	(594)	522
Net increase in cash and cash equivalents	123,754	4,571
Cash and cash equivalents at beginning of period	58,411	33,377

Cash and cash equivalents at end of period	$182,165	$37,948

Supplemental disclosures of cash flow information:
Cash paid for interest	$85,170	$102,334

Cash paid for foreign, state and federal income taxes	$2,467	$1,906

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

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 9, 10, 11 and 12 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp., as it is a wholly owned subsidiary of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined quarterly report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2012 Combined Form 10-K filed on February 28, 2013, as supplemented by any risk factors contained in our combined Quarterly Reports on Form 10-Q. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial condition and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Historically, the Company made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. While the Company has significantly reduced its acquisition activity over the last three years, it will continue to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources” below. During the nine months ended September 30, 2013, the Company completed acquisitions for a total purchase price of approximately $83.8 million in cash.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and nine months ended September 30, 2013 and 2012:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2013	2012	2013	2012
Billboard — traditional	$6,795	$5,917	$19,271	$20,938
Billboard — digital	11,362	12,272	34,965	32,334
Logos	3,050	2,267	7,157	5,547
Transit	26	26	54	110
Land and buildings	428	4,486	6,036	9,401
Operating equipment	3,295	3,237	10,194	9,417

Total capital expenditures	$24,956	$28,205	$77,677	$77,747

Potential REIT Election

As previously announced, the Company is actively considering an election to real estate investment trust (REIT) status and is currently evaluating the steps necessary to implement conversion to a REIT. In conjunction with this review, the Company submitted a private letter ruling request to the U.S. Internal Revenue Service (the “IRS”) in November of 2012 regarding a potential REIT election. The Company has been advised by the IRS that its study of the current legal standards it uses to define “real estate” for purposes of the REIT provisions of the U.S. Internal Revenue Code is ongoing and that the Company’s private letter ruling request remains under review. The timing of any response to the Company’s ruling request is uncertain and may be delayed due to the ongoing IRS study. Based on current information, the Company has no reason to conclude that it will not be in a position to convert to a REIT effective for the taxable year beginning January 1, 2014. The Company intends to complete a corporate restructuring to be in compliance with REIT rules prior to December 31, 2013.

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

RESULTS OF OPERATIONS

Nine Months ended September 30, 2013 compared to Nine Months ended September 30, 2012

Net revenues increased $53.9 million or 6.1% to $931.3 million for the nine months ended September 30, 2013 from $877.4 million for the same period in 2012. This increase was attributable primarily to an increase in billboard net revenues of $43.3 million or 5.5% over the prior period, an increase in logo sign revenue of $4.3 million, which represents an increase of 9.3% over the prior period, and a $6.4 million increase in transit revenue, which represents an increase of 13.2% over the prior period.

For the nine months ended September 30, 2013, there was a $21.6 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2012. The $21.6 million increase in revenue primarily consists of a $16.3 million increase in billboard revenue, a $2.4 million increase in logo revenue and a $2.9 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2012. This increase in revenue represents an increase of 2.4% over the comparable period in 2012. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $38.8 million or 7.6% to $548.5 million for the nine months ended September 30, 2013 from $509.7 million for the same period in 2012. There was a $14.5 million increase in direct advertising expense related to the operations of our outdoor advertising assets, an $18.9 million increase in general and administrative expenses and a $5.4 million increase in corporate expenses. The increase in general and administrative and corporate expenses includes an increase in non-cash compensation expense of $12.2 million as compared to the comparable period in 2012. Also included is approximately $1.7 million of expenses related to the Company’s evaluation of an election to real estate investment trust status.

For the nine months ended September 30, 2013, gain on sale of assets decreased $3.2 million as compared to the nine months ended September 30, 2012, primarily due to an asset swap transaction which occurred in June 2012.

Due to the above factors, operating income increased $11.7 million to $165.5 million for the nine months ended September 30, 2013 compared to $153.8 million for the same period in 2012.

During the nine months ended September 30, 2012, the Company recognized a $32.0 million loss on debt extinguishment related to the settlement of the tender offer for Lamar Media’s then outstanding 6 5/8% Senior Subordinated Notes due 2015. Approximately $15.0 million of the loss was a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the tendered notes.

Interest expense decreased approximately $4.8 million from $117.1 million for the nine months ended September 30, 2012 to $112.3 million for the nine months ended September 30, 2013, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from the Company’s refinancing transactions in 2012.

The increase in operating income, decrease in interest expense and decrease in loss on extinguishment of debt discussed above resulted in a $48.3 million increase in net income before income taxes. The Company recorded income tax expense of $19.8 million for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2013 was 37.1%. The effective tax rate is lower than the statutory rates primarily due to an increase in the corporate income tax rate in Puerto Rico from 30% to 39%, which resulted in a change to the carrying value of net operating loss carry forwards during the period.

As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2013 of $33.5 million, as compared to net income of $2.6 million for the same period in 2012.

Three Months ended September 30, 2013 compared to Three Months ended September 30, 2012

Net revenues increased $16.9 million or 5.5% to $323.2 million for the three months ended September 30, 2013 from $306.3 million for the same period in 2012. This increase was attributable primarily to an increase in billboard net revenues of $14.1 million or 5.2% over the prior period, an increase in logo revenue of $1.2 million or a 7.6% increase over the prior period and a $1.6 million increase in transit revenue over the prior period, which represents an increase of 8.7% over the prior period.

For the three months ended September 30, 2013, there was a $6.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2012. The $6.7 million increase in revenue primarily consists of a $5.4 million increase in billboard revenue, a $0.5 million increase in logo revenue and a $0.8 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable periods in 2012. This increase in revenue represents an increase of 2.1% over the comparable period in 2012. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $11.9 million or 7.0% to $181.5 million for the three months ended September 30, 2013 from $169.6 million for the same period in 2012. There was a $5.8 million increase in direct operating expenses related to the operations of our outdoor advertising assets, a $4.9 million increase in general and administrative expenses and a $1.2 million increase in corporate expenses. The increase in each of corporate expenses and general and administrative expenses includes approximately $2.0 million in non-cash compensation and approximately $0.7 million related to the Company’s evaluation of an election to real estate investment trust status.

Depreciation and amortization expense decreased $0.7 million for three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Due to the above factors, operating income increased $5.8 million to $69.3 million for the three months ended September 30, 2013 compared to $63.5 million for the same period in 2012.

Interest expense decreased $0.8 million from $38.5 million for the three months ended September 30, 2012, to $37.7 million for the three months ended September 30, 2013.

The increase in operating income and decrease in interest expense described above resulted in a $8.5 million increase in net income before income taxes. This increase in net income resulted in an increase in income tax expense of $1.6 million for the three months ended September 30, 2013 over the same period in 2012. The effective tax rate for the three months ended September 30, 2013 was 42.0%.

As a result of the above factors, the Company recognized net income for the three months ended September 30, 2013 of $18.3 million, as compared to net income of $11.5 million for the same period in 2012.

Reconciliations:

Because acquisitions occurring after December 31, 2011 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2012 acquisition-adjusted net revenue, which adjusts our 2012 net revenue for the three and nine months ended September 30, 2012 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and nine months ended September 30, 2013. We provide this information as a supplement to net revenues to enable investors to compare periods in 2013 and 2012 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing core assets.

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

Reconciliations of 2012 reported net revenue to 2012 acquisition-adjusted net revenue for each of the three and nine month periods ended September 30, as well as a comparison of 2012 acquisition-adjusted net revenue to 2013 reported net revenue for each of the three and nine month periods ended September 30, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended September 30, 2012	Nine months ended September 30, 2012
	(in thousands)	(in thousands)
Reported net revenue	$306,286	$877,396
Acquisition net revenue	10,190	32,329

Acquisition-adjusted net revenue	$316,476	$909,725

Comparison of 2013 Reported Net Revenue to 2012 Acquisition-Adjusted Net Revenue

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Reported net revenue	$323,184	$306,286	$931,347	$877,396
Acquisition net revenue	—	10,190	—	32,329

Adjusted totals	$323,184	$316,476	$931,347	$909,725

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

Sources of Cash

Total Liquidity at September 30, 2013. As of September 30, 2013 we had approximately $425.7 million of total liquidity, which is comprised of approximately $182.7 million in cash and cash equivalents and the ability to draw approximately $243.0 million under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with all applicable restrictive covenants under the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the nine months ended September 30, 2013 and 2012 our cash provided by operating activities was $294.7 million and $253.3 million, respectively. While our net income was approximately $33.5 million for the nine months ended September 30, 2013, we generated cash from operating activities of $294.7 million during that same period, primarily due to non-cash items such as adjustments needed to reconcile net income to cash provided by operating activities of $273.8 million, which primarily consisted of depreciation and amortization of $219.5 million and equity based compensation of $23.1 million. In addition, there was an increase in working capital of $12.7 million. We expect to generate cash flows from operations during 2013 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use this excess cash to reduce outstanding indebtedness or to fund future acquisitions.

Credit Facilities. On February 9, 2012, Lamar Media entered into a restatement agreement with respect to its existing senior credit facility in order to fund a new $100 million Term loan A facility and to make certain covenant changes to the senior credit facility, which was entered into on April 28, 2010, as amended on June 11, 2010, November 18, 2010 and February 9, 2012, and further amended on October 24, 2013, for which JPMorgan Chase Bank, N.A. serves as administrative agent (the “senior credit facility”). The senior credit facility consists of a $250 million revolving credit facility, a $270 million term loan A-1 facility, a $30 million term loan A-2 facility, a $100 million term loan A-3 facility, a $575 million term loan B facility and a $300 million incremental facility, which may be increased by up to an additional $200 million, based upon our satisfaction of a senior debt ratio test (as described below), of less than or equal to 3.25 to 1. Lamar Media is the borrower under the senior credit facility, except with respect to the $30 million term loan A-2 facility for which Lamar Media’s wholly owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110 million of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

As of September 30, 2013, Lamar Media had approximately $243.0 million of unused capacity under the revolving credit facility included in the senior credit facility and the aggregate balance outstanding under the senior credit facility was $360.3 million.

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

Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding aggregate principal balances of approximately $350 million 9 3/4% Senior Notes due 2014 (the “9 3/4% Notes”), $400 million 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”), $500 million 5 7/8% Senior Subordinated Notes due 2022 (the “5 7/8% Notes”) and $535 million 5% Senior Subordinated Notes due 2023 (the “5% Notes”). The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur additional indebtedness but permit the incurrence of indebtedness (including indebtedness under the senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than (a) 6.5 to 1, pursuant to the 9 3/4% Notes indenture, and (b) 7.0 to 1, pursuant to the respective indentures of the 7 7/8% Notes, 5 7/8% Notes and 5% Notes. Currently, Lamar Media is not in default under the indentures of any of its outstanding notes and, therefore, would be permitted to incur additional indebtedness subject to the foregoing provisions.

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At September 30, 2013 and currently, Lamar Media was in compliance with all such tests. We must be in compliance with the following financial ratios under our senior credit facility:

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

Excess Cash Flow Payments. Lamar Media may be required to make certain mandatory prepayments on loans outstanding under the senior credit facility that would be applied first to any outstanding term loans, commencing with the year ended December 31, 2010. These payments, if any, are determined annually and are calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the senior credit facility) at the end of each fiscal year. This percentage is subject to reduction to 0% if the total holdings debt ratio, as described above, is less than or equal to 5.00 to 1.00 as of the last day of such fiscal year. The Company does not expect any required mandatory prepayment for fiscal 2013.

The Company believes that its current level of cash on hand, availability under its senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2013. All debt obligations are reflected on the Company’s balance sheet.

Uses of Cash

Outstanding Indebtedness. At September 30, 2013, the Company’s wholly owned subsidiary, Lamar Media, had approximately $345.4 million of outstanding 9 3/4% Notes with a stated maturity of April 1, 2014. Consequently these notes are reflected in current maturities of long-term debt. Under the terms of the senior credit facility, amounts outstanding under the facility would be subject to acceleration on December 31, 2013 if the 9 3/4% Notes have not yet been fully repaid. Lamar Media intends to redeem in full all of the 9 3/4% Notes in accordance with the terms of the indenture governing the Notes, using cash on hand and borrowings under its revolving credit facility.

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $77.7 million for the nine months ended September 30, 2013. We anticipate our 2013 total capital expenditures will be approximately $100 million.

Acquisitions. During the nine months ended September 30, 2013, the Company financed its acquisition activity of $83.8 million with cash on hand.

REIT Conversion

We will incur costs associated with our evaluation of a potential election to REIT status regardless of whether we ultimately succeed in converting to a REIT. For the nine months ended September 30, 2013, the Company has incurred approximately $1.7 million of REIT related expenses.

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and nine months ended September 30, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Nine Months ended September 30, 2013 compared to Nine Months ended September 30, 2012

Net revenues increased $53.9 million or 6.1% to $931.3 million for the nine months ended September 30, 2013 from $877.4 million for the same period in 2012. This increase was attributable primarily to an increase in billboard net revenues of $43.3 million or 5.5% over the prior period, an increase in logo sign revenue of $4.3 million, which represents an increase of 9.3% over the prior period, and a $6.4 million increase in transit revenue, which represents an increase of 13.2% over the prior period.

For the nine months ended September 30, 2013, there was a $21.6 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2012. The $21.6 million increase in revenue primarily consists of a $16.3 million increase in billboard revenue, a $2.4 million increase in logo revenue and a $2.9 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2012. This increase in revenue represents an increase of 2.4% over the comparable period in 2012. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $38.8 million or 7.6% to $548.2 million for the nine months ended September 30, 2013 from $509.4 million for the same period in 2012. There was a $14.5 million increase in direct advertising expense related to the operations of our outdoor advertising assets, an $18.9 million increase in general and administrative expenses and a $5.4 million increase in corporate expenses. The increase in general and administrative and corporate expenses includes an increase in non-cash compensation expense of $12.2 million as compared to the comparable period in 2012. Also included is approximately $1.7 million of expenses related to the Company’s evaluation of an election to real estate investment trust status.

For the nine months ended September 30, 2013, gain on sale of assets decreased $3.2 million as compared to the nine months ended September 30, 2012, primarily due to an asset swap transaction which occurred in June 2012.

Due to the above factors, operating income increased $11.7 million to $165.7 million for the nine months ended September 30, 2013 compared to $154.0 million for the same period in 2012.

During the nine months ended September 30, 2012, Lamar Media recognized a $32.0 million loss on debt extinguishment related to the settlement of the tender offer for Lamar Media’s then outstanding 6 5/8% Senior Subordinated Notes due 2015. Approximately $15.0 million of the loss was a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the tendered notes.

Interest expense decreased approximately $4.8 million from $117.1 million for the nine months ended September 30, 2012 to $112.3 million for the nine months ended September 30, 2013, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from the Company’s refinancing transactions in 2012.

The increase in operating income, decrease in interest expense and decrease in loss on extinguishment of debt discussed above resulted in a $48.3 million increase in net income before income taxes. Lamar Media recorded income tax expense of $19.9 million for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2013 was 37.1%. The effective tax rate is lower than the statutory rates primarily due to an increase in the corporate income tax rate in Puerto Rico from 30% to 39%, which resulted in a change to the carrying value of net operating loss carry forwards during the period.

As a result of the above factors, Lamar Media recognized net income for the nine months ended September 30, 2013 of $33.7 million, as compared to net income of $2.8 million for the same period in 2012.

Three Months ended September 30, 2013 compared to Three Months ended September 30, 2012

Net revenues increased $16.9 million or 5.5% to $323.2 million for the three months ended September 30, 2013 from $306.3 million for the same period in 2012. This increase was attributable primarily to an increase in billboard net revenues of $14.1 million or 5.2% over the prior period, an increase in logo revenue of $1.2 million or a 7.6% increase over the prior period and a $1.6 million increase in transit revenue over the prior period, which represents an increase of 8.7% over the prior period.

For the three months ended September 30, 2013, there was a $6.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2012. The $6.7 million increase in revenue primarily consists of a $5.4 million increase in billboard revenue, a $0.5 million increase in logo revenue and a $0.8 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable periods in 2012. This increase in revenue represents an increase of 2.1% over the comparable period in 2012. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $11.9 million or 7.0% to $181.4 million for the three months ended September 30, 2013 from $169.5 million for the same period in 2012. There was a $5.8 million increase in direct operating expenses related to the operations of our outdoor advertising assets, a $4.9 million increase in general and administrative expenses and a $1.2 million increase in corporate expenses. The increase in each of corporate expenses and general and administrative expenses includes approximately $2.0 million in non-cash compensation and approximately $0.7 million related to the Company’s evaluation of an election to real estate investment trust status.

Depreciation and amortization expense decreased $0.7 million for three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Due to the above factors, operating income increased $5.8 million to $69.4 million for the three months ended September 30, 2013 compared to $63.6 million for the same period in 2012.

Interest expense decreased $0.8 million from $38.5 million for the three months ended September 30, 2012, to $37.7 million for the three months ended September 30, 2013.

The increase in operating income and decrease in interest expense described above resulted in an $8.5 million increase in net income before income taxes. This increase in net income resulted in an increase in income tax expense of $1.7 million for the three months ended September 30, 2013 over the same period in 2012. The effective tax rate for the three months ended September 30, 2013 was 42.0%.

As a result of the above factors, Lamar Media recognized net income for the three months ended September 30, 2013 of $18.4 million, as compared to net income of $11.6 million for the same period in 2012.

Reconciliations:

Because acquisitions occurring after December 31, 2011 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2012 acquisition-adjusted net revenue, which adjusts our 2012 net revenue for the three and nine months ended September 30, 2012 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and nine months ended September 30, 2013. We provide this information as a supplement to net revenues to enable investors to compare periods in 2013 and 2012 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing core assets.

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

Reconciliations of 2012 reported net revenue to 2012 acquisition-adjusted net revenue for each of the three and nine month periods ended September 30, as well as a comparison of 2012 acquisition-adjusted net revenue to 2013 reported net revenue for each of the three and nine month periods ended September 30, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended September 30, 2012	Nine months ended September 30, 2012
	(in thousands)	(in thousands)
Reported net revenue	$306,286	$877,396
Acquisition net revenue	10,190	32,329

Acquisition-adjusted net revenue	$316,476	$909,725

Comparison of 2013 Reported Net Revenue to 2012 Acquisition-Adjusted Net Revenue

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Reported net revenue	$323,184	$306,286	$931,347	$877,396
Acquisition net revenue	—	10,190	—	32,329

Adjusted totals	$323,184	$316,476	$931,347	$909,725

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2013, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements in the 2012 Combined Form 10-K.

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

At September 30, 2013, there was approximately $360.3 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 16.8% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2013 with respect to borrowings under the senior credit facility was $9.2 million, and the weighted average interest rate applicable to borrowings under this credit facility during the nine months ended September 30, 2013 was 2.9%. Assuming that the weighted average interest rate was 200-basis points higher (that is 4.9% rather than 2.9%), then the Company’s nine months ended September 30, 2013 interest expense would have been approximately $5.6 million higher resulting in a $3.5 million decrease in the Company’s nine months ended September 30, 2013 net income.

The Company attempted to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate, long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the senior credit facility to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, (in certain cases, with the consent of the lenders), which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or if these actions are taken, that they will be effective.

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

LAMAR ADVERTISING COMPANY

DATED: November 6, 2013	BY:	/S/ KEITH A. ISTRE
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 6, 2013	BY:	/S/ KEITH A. ISTRE
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Lamar Advertising Company (the “Company”). Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media Corp. (“Lamar Media”). Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

12(a)	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 and 2012 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media.