Form 10-K
period 2013-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2014-02-27
CIK 1090425, 899045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-30242

Lamar Advertising Company

Commission File Number 1-12407

Lamar Media Corp.

(Exact names of registrants as specified in their charters)

Delaware Delaware	72-1449411 72-1205791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5321 Corporate Blvd., Baton Rouge, LA	70808
(Address of principal executive offices)	(Zip Code)

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

None

Indicate by check mark if Lamar Advertising Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if Lamar Advertising Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark if Lamar Media Corp. is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if Lamar Media Corp. is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Lamar Advertising Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether Lamar Media Corp. is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $3,085,912,810.91 based on $43.39 per share as reported at the close of trading on the NASDAQ Global Select Market on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 28, 2013, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2014
Lamar Advertising Company Class A common stock, $0.001 par value per share	80,226,132 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	14,610,365 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 21, 2014 (Proxy Statement)	Part III

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:

•	our future financial performance and condition;

•	our business plans, objectives, prospects, growth and operating strategies;

•	our future capital expenditures and level of acquisition activity;

•	market opportunities and competitive positions;

•	our future cash flows and expected cash requirements;

•	estimated risks;

•	our ability to maintain compliance with applicable covenants and restrictions included in Lamar Media’s senior credit facility and the indentures relating to its outstanding notes;

•	stock price;

•	our consideration of an election to real estate investment trust (“REIT”) status and our ability to complete the conversion effective for the taxable year beginning January 1, 2014; and

•	our ability to remain qualified as a REIT if a conversion is successfully completed.

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:

•	the state of the economy and financial markets generally and their effects on the markets in which we operate and the broader demand for advertising;

•	the levels of expenditures on advertising in general and outdoor advertising in particular;

•	risks and uncertainties relating to our significant indebtedness;

•	the demand for outdoor advertising and its continued popularity as an advertising medium;

•	our need for, and ability to obtain, additional funding for acquisitions, operations and debt refinancing;

•	increased competition within the outdoor advertising industry;

•	the regulation of the outdoor advertising industry by federal, state and local governments;

•	our ability to renew expiring contracts at favorable rates;

•	the integration of businesses that we acquire and our ability to recognize cost savings and operating efficiencies as a result of these acquisitions;

•	our ability to successfully implement our digital deployment strategy;

•	the market for our Class A common stock;

•	changes in accounting principles, policies or guidelines;

•	our ability to effectively mitigate the threat of and damages caused by hurricanes and other kinds of severe weather;

•	Lamar Advertising’s consideration of an election to real estate investment trust status;

•	our ability to qualify as a REIT and maintain our status as a REIT assuming a conversion is successfully completed; and

•	changes in tax laws applicable to REIT’s or in the interpretation of those laws.

The forward-looking statements in this report are based on our current good faith beliefs; however, actual results may differ due to inaccurate assumptions, the factors listed above or other foreseeable or unforeseeable factors. Consequently, we cannot guarantee that any of the forward-looking statements will prove to be accurate. The forward-looking statements in this report speak only as of the date of this report, and Lamar Advertising Company and Lamar Media Corp. expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report, except as required by law.

INDUSTRY AND MARKET DATA

The industry and market data presented throughout this report are based on the experience and estimates of our management and the data in reports issued by third-parties, including the Outdoor Advertising Association of America (OAAA). In each case, we believe this industry and market data is reasonable. We have not, however, independently verified the industry and market data derived from third-party sources, and no independent source has verified the industry and market data derived from management’s experience and estimates.

PART I

ITEM 1.	BUSINESS

General

Lamar Advertising Company, referred to in this Annual Report as the “Company” or “Lamar Advertising” or “we” is one of the largest outdoor advertising companies in the United States based on number of displays and has operated under the Lamar name since 1902. We operate in a single operating and reporting segment, advertising. We sell advertising on billboards, buses, shelters, benches and logo plates. As of December 31, 2013, we owned and operated over 145,000 billboard advertising displays in 44 states, Canada and Puerto Rico, approximately 120,000 logo advertising displays in 22 states and the province of Ontario, Canada, and operated approximately 38,000 transit advertising displays in 16 states, Canada and Puerto Rico. We offer our customers a fully integrated service, satisfying all aspects of their billboard display requirements from ad copy production to placement and maintenance.

Our Business

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

In addition to these traditional billboards, we also sell digital billboards, which are generally located on major traffic arteries and city streets. As of December 31, 2013, we owned and operated over 1,880 digital billboard advertising displays in 41 states, Canada and Puerto Rico.

Logo signs. We sell advertising space on logo signs located near highway exits.

•	Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.

We are the largest provider of logo signs in the United States, operating 22 of the 26 privatized state logo sign contracts. As of December 31, 2013, we operated approximately 120,000 logo sign advertising displays in 22 states and Canada.

Transit advertising displays. We also sell advertising space on the exterior and interior of public transportation vehicles, transit shelters and benches in over 60 markets. As of December 31, 2013, we operated approximately 38,000 transit advertising displays in 16 states, Canada and Puerto Rico.

Corporate History

We have operated under the Lamar name since our founding in 1902 and have been publicly traded on NASDAQ under the symbol “LAMR” since 1996. We completed a reorganization on July 20, 1999 that created our current holding company structure. At that time, the operating company (then called Lamar Advertising Company) was renamed Lamar Media Corp., and all of the operating company’s stockholders became stockholders of a new holding company. The new holding company then took the Lamar Advertising Company name, and Lamar Media Corp. became a wholly owned subsidiary of Lamar Advertising Company.

In this Annual Report, we refer to Lamar Advertising Company and its consolidated subsidiaries, unless the context otherwise requires, as the “Company” or “we” and Lamar Advertising’s wholly owned subsidiary Lamar Media Corp. as “Lamar Media.”

Where you can find more information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available free of charge through our website, www.lamar.com, as soon as reasonably practicable after filing them with, or furnishing them to, the Securities and Exchange Commission. Information contained on the website is not part of this Annual Report.

Operating Strategies

We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:

Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our customers and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 78% of our net revenues for the year ended December 31, 2013, which management believes is higher than the industry average. We believe that the experience of our regional, territory and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 30 years. In an effort to provide high quality sales and service at the local level, we employed approximately 825 local account executives as of December 31, 2013. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of our central office, as well as our offices in other markets, in the event business opportunities or customers’ needs support such an allocation of resources.

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

In addition, we routinely invest in upgrading our existing displays and constructing new displays. During the last ten years we invested approximately $1.2 billion in capitalized expenditures, which include improvements to our existing displays and in constructing new displays. Our regular improvement and expansion of our advertising display inventory allows us to provide high quality service to our current advertisers and to attract new advertisers.

Continuing to pursue other outdoor advertising opportunities. We plan to renew existing logo sign contracts and pursue additional logo sign contracts. Logo sign opportunities arise periodically, both from states initiating new logo sign programs and states converting from government-owned and operated programs to privately-owned and operated programs. Furthermore, we plan to pursue additional tourist oriented directional sign programs in both the United States and Canada and also other motorist information signing programs as opportunities present themselves. In addition, in an effort to maintain market share, we continue to pursue attractive transit advertising opportunities as they become available.

Reinvesting in capital expenditures including digital technology. We have historically invested in capital expenditures, however, during 2009 and 2010, we significantly reduced our capital expenditures to position the Company to manage through the economic recession. As a result of the economic recovery, the Company began to reinvest in capital expenditures beginning in 2011. We spent approximately $106 million in total capital expenditures in fiscal 2013, of which $50.2 million was spent on digital technology. We expect our 2014 capitalized expenditures to closely approximate our spending in 2013.

COMPANY OPERATIONS

Billboard Advertising

We sell most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2013, we owned and operated over 145,000 billboard advertising displays in 44 states, Canada and Puerto Rico. In 2013, we derived approximately 72% of our billboard advertising net revenues from bulletin sales and 28% from poster sales.

Bulletins are large, advertising structures (the most common size is fourteen feet high by forty-eight feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2013, we operated approximately 68,000 bulletin displays.

We generally sell individually-selected bulletin space to advertisers for the duration of the contract (usually one to twelve months). We also sell bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.

Posters are smaller advertising structures (the most common size is eleven feet high by twenty-three feet wide, or 250 square feet; we also operate junior posters, which are five feet high by eleven feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts into the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2013, we operated approximately 76,000 poster displays.

We generally sell poster space for thirty- and sixty-day periods in packages called “showings,” which comprise a given number of displays in a specified market area. We place and spread out the displays making up a showing in well-traveled areas to reach a wide audience in the particular market.

In addition to the traditional displays described above, we also sell digital billboards. Digital billboards are large electronic light emitting diode (“LED”) displays (the most common sizes are fourteen feet high by forty feet wide, or 560 square feet; ten and a half feet high by thirty six feet wide, or 378 square feet; and ten feet high by twenty-one feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds. At December 31, 2013, we operated over 1,880 digital billboards in various markets, which represents approximately 18% of billboard advertising net revenue.

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

In marketing billboard displays to advertisers, we compete with other forms of out-of-home advertising and other media. When selecting the media and provider through which to advertise, advertisers consider a number of factors and advertising providers which are described in the section entitled — “Competition” below.

Logo Sign Advertising

We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 22 of the 26 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2013, we operated over 39,100 logo sign structures containing approximately 120,000 logo advertising displays in the United States and Canada.

We operate the logo sign contracts in the province of Ontario, Canada and in the following states:

Colorado	Georgia	Louisiana	Minnesota	Montana	New Jersey	Oklahoma
Delaware	Kansas	Maine	Mississippi	Nebraska	New Mexico	South Carolina
Florida	Kentucky	Michigan	Missouri(1)	Nevada	Ohio	Utah
Virginia

(1)	The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.

We also operate the tourist oriented directional signing (“TODS”) programs for the states of Colorado, Kansas, Kentucky, Louisiana, Michigan, Missouri, Montana, Nebraska, Nevada, New Jersey, Ohio, Virginia and the province of Ontario, Canada.

Our logo and TODS operations are decentralized. Generally, each office is staffed with an experienced local general manager, local sales and office staff and a local signing sub-contractor. This decentralization allows the management staff of Interstate Logos, L.L.C. (the subsidiary that operates all of the logo and directional sign-related businesses) to travel extensively to the various operations and serve in a technical and management advisory capacity and monitor regulatory and contract compliance. We also run a silk screening operation in Baton Rouge, Louisiana and a display construction company in Atlanta, Georgia.

State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our 23 logo sign contracts in place, in the United States and Canada, at December 31, 2013, five are subject to renewal in 2014.

States usually award new logo sign contracts and renew expiring logo sign contracts through an open proposal process. In bidding for new and renewal contracts, we compete against three other national logo sign providers, as well as local companies based in the state soliciting proposals.

In marketing logo signs to advertisers, we compete with other forms of out-of-home advertising and other media. When selecting the media and provider through which to advertise, advertisers consider a number of factors and advertising providers which are described in the section entitled — “Competition” below.

Transit Advertising

We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. We provide transit advertising displays on bus shelters, benches and buses in over 60 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising customers. As of December 31, 2013, we operated approximately 38,000 transit advertising displays in 16 states, Canada and Puerto Rico.

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

In marketing transit advertising displays to advertisers, we compete with other forms of out-of-home advertising and other media. When selecting the media and provider through which to advertise, advertisers consider a number of factors and advertising providers which are described in the section entitled — “Competition” below.

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

Although we primarily focus on small to mid-size markets where we can attain a strong market share, in each of our markets, we compete against other providers of outdoor advertising and other types of media, including:

•	Larger outdoor advertising providers, such as (i) Clear Channel Outdoor Holdings, Inc., which operates billboards, street furniture displays, transit displays and other out-of-home advertising displays in North America and worldwide and (ii) CBS Outdoor, a division of CBS Corporation, which operates traditional outdoor, street furniture and transit advertising properties in North America and worldwide. Clear Channel Outdoor and CBS Outdoor each have corporate relationships with large media conglomerates and may have greater total resources, product offerings and opportunities for cross-selling than we do.

•	Broadcast and cable television, radio, print media, direct mail marketing, the internet, social media and applications used in conjunction with wireless devices.

•	An increasing variety of out-of-home advertising media, such as advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets and advertising displays on taxis, trains and buses.

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

CUSTOMERS

Our customer base is diverse. The table below sets forth the ten industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2013, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 72% of our billboard advertising net revenues in the year ended December 31, 2013. No individual advertiser accounted for more than 1.0% of our billboard advertising net revenues in that period.

Categories	Percentage of Net Billboard Advertising Revenues
Restaurants	13%
Retailers	11%
Health Care	10%
Service	9%
Amusement — Entertainment/Sports	7%
Automotive	7%
Gaming	5%
Financial — Banks, Credit Unions Telecommunications	4%
Telecommunications	3%
Hotels and Motels	3%

72%

REGULATION

Outdoor advertising is subject to governmental regulation at the federal, state and local levels. Regulations generally restrict the size, spacing, lighting and other aspects of advertising structures and pose a significant barrier to entry and expansion in many markets.

Federal law, principally the Highway Beautification Act of 1965 (the “HBA”), regulates outdoor advertising on Federal — Aid Primary, Interstate and National Highway Systems roads. The HBA requires states, through the adoption of individual Federal/State agreements, to “effectively control” outdoor advertising along these roads, and mandates a state compliance program and state standards regarding size, spacing and lighting. The HBA requires any state or political subdivision that compels the removal of a lawful billboard along a Federal — Aid Primary or Interstate highway to pay just compensation to the billboard owner.

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

We have also introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change every 6 to 8 seconds. We have encountered some existing regulations that restrict or prohibit these types of digital displays but it has not yet materially impacted our digital deployment. Since digital billboards have only recently been developed and introduced into the market on a large scale, existing regulations that currently do not apply to them by their terms could be revised to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

In January 2013, Scenic America, Inc., a nonprofit membership organization, filed a lawsuit against the U. S. Department of Transportation (“USDOT”) and the Federal Highway Administration (“FHWA”). The complaint alleges that the FHWA exceeded its authority when, in 2007, the agency issued guidance to assist its division offices in evaluating state regulations that authorize the construction and operation of digital billboards that are in conformance with restrictions on “intermittent”, “flashing” or “moving” lights, which restrictions are contained in the individual Federal/State Agreements that implement the provisions of the HBA (the “2007 Guidance”). The complaint also alleges that in issuing the 2007 Guidance, the FHWA violated the Administrative Procedures Act by not first engaging in formal rulemaking. The complaint further alleges that the 2007 Guidance violated the HBA because it adopted “a new lighting standard” without first amending the provisions of the Federal/State Agreements. Finally, the complaint alleges that the 2007 Guidance violates the HBA because digital billboards are themselves “inconsistent with customary use” of outdoor advertising, as that term is used in the HBA. As the principal remedy for these alleged violations, the complaint seeks an injunction vacating the 2007 Guidance. If the 2007 Guidance is vacated, the agency could then elect to undertake rulemaking or other new administrative action with respect to digital billboards that, if enacted in a way that placed additional restrictions on digital billboards, ultimately could have a material adverse effect on our business, results of operations and financial condition.

On December 30, 2013, USDOT and FHWA published a Notice encouraging states to work with the FHWA to review their Federal/State Agreements, most of which were put in place in the late 1960s and early 1970s, to determine if amendments are advisable. FHWA encouraged each state to work with their FHWA division offices to amend its Federal/State Agreement so that it is consistent with the state’s current outdoor advertising objectives and address the evolving technology being used or that could be used in the future by the outdoor industry. The Notice details a multi-step process to achieve this goal. The Notice does not make any reference to the 2007 Guidance, nor does it recommend or require any specific substantive amendments to a state’s Federal/State Agreement. It is uncertain whether the FHWA Notice will have any impact on current federal, state or local regulation of outdoor advertising signs or on the above referenced Scenic America law suit. To the extent that any Federal/State Agreements are amended in a manner that places new restrictions on outdoor advertising it could have a material adverse effect on our business, results of operations or financial condition.

Relatively few large scale studies have been conducted to date regarding driver safety issues, if any, related to digital billboards. On December 30, 2013, the results of a study conducted by USDOT and FHWA that looked at the effect of digital billboards and conventional billboards on driver visual behavior were issued. The conclusions of the report indicated that the presence of digital billboards did not appear to be related to a decrease in looking toward the road ahead and were generally within acceptable thresholds. The report cautioned, however, that it adds to the knowledge base but does not present definitive answers to the research questions investigated. Accordingly, the results of this or other studies may result in regulations at the federal or state level that impose greater restrictions on digital billboards. Any new restrictions on digital billboards could have a material adverse effect on both our existing inventory of digital billboards and our plans to expand our digital deployment, which could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

We employed approximately 3,000 people as of December 31, 2013. Approximately 200 employees were engaged in overall management and general administration at our management headquarters in Baton Rouge, Louisiana, and the remainder, including approximately 825 local account executives, were employed in our operating offices.

Fifteen of our local offices employ billposters and construction personnel who are covered by collective bargaining agreements. We believe that our relationship with our employees, including our 117 unionized employees, is good, and we have never experienced a strike or work stoppage.

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

Risks related to the Company’s business and operations

The Company’s substantial debt may adversely affect its business, financial condition and financial results.

The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2013, Lamar Advertising Company’s wholly owned subsidiary, Lamar Media, had approximately $1.94 billion of total debt outstanding, consisting of approximately $502.1 million in bank debt outstanding under Lamar Media’s senior credit facility and $1.4 billion in various series of senior subordinated notes. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility allow Lamar Media to incur substantially more debt, including approximately $93.0 million available for borrowing as of December 31, 2013 under the revolving senior credit facility.

Additionally, on January 10, 2014, Lamar Media completed an institutional private placement of 5 3/8% Senior Notes due 2024 and used the net proceeds of $502.3 million to repay all amounts outstanding under its senior credit facility. On February 3, 2014, Lamar Media amended and restated its existing senior credit facility to (among other changes) increase (i) the revolving credit facility from $250 million to $400 million and (ii) the incremental facility from $300 million to $500 million.

The Company’s substantial debt and its use of cash flow from operations to make principal and interest payments on its debt may, among other things:

•	make it more difficult for the Company to comply with the financial covenants in its senior credit facility, which could result in a default and an acceleration of all amounts outstanding under the facility;

•	limit the cash flow available to fund the Company’s working capital, capital expenditures, acquisitions or other general corporate requirements;

•	limit the Company’s ability to obtain additional financing to fund future working capital, capital expenditures or other general corporate requirements;

•	place the Company at a competitive disadvantage relative to those of its competitors that have less debt;

•	force the Company to seek and obtain alternate or additional sources of funding, which may be unavailable, or may be on less favorable terms, or may require the Company to obtain the consent of lenders under its senior credit facility or the holders of its other debt;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and industry; and

•	increase the Company’s vulnerability to general adverse economic and industry conditions.

Any of these problems could adversely affect the Company’s business, financial condition and financial results.

Restrictions in the Company’s and Lamar Media’s debt agreements reduce operating flexibility and contain covenants and restrictions that create the potential for defaults, which could adversely affect the Company’s business, financial condition and financial results.

The terms of Lamar Media’s senior credit facility and the indentures relating to Lamar Media’s outstanding notes restrict the ability of the Company and Lamar Media to, among other things:

•	incur or repay debt;

•	dispose of assets;

•	create liens;

•	make investments;

•	enter into affiliate transactions; and

•	pay dividends and make inter-company distributions.

At December 31, 2013, the terms of Lamar Media’s senior credit facility also restricted it from exceeding specified total holdings debt ratio and senior debt ratio and required it to maintain a specified minimum fixed charges coverage ratio. Under the senior credit facility as amended and restated on February 3, 2014, Lamar Media is required to maintain a specified senior debt ratio and is subject to certain other financial covenants relating to the incurrence of additional debt. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of the specific financial ratio requirements under the senior credit facility.

The Company’s ability to comply with the financial covenants in the senior credit facility and the indentures governing Lamar Media’s outstanding notes (and to comply with similar covenants in any future agreements) depends on its operating performance, which in turn depends significantly on prevailing economic, financial and business conditions and other factors that are beyond the Company’s control. Therefore, despite its best efforts and execution of its strategic plan, the Company may be unable to comply with these financial covenants in the future.

Although we are currently in compliance with all financial covenants, the Company’s operating results were negatively impacted by the recent economic recession and there can be no assurance that the current economic environment will not further impact the Company’s results and, in turn, its ability to meet these requirements in the future. If Lamar Media fails to comply with its financial covenants, the lenders under the senior credit facility could accelerate all of the debt outstanding, which would create serious financial problems and could lead to a default under the indentures governing Lamar Media’s outstanding notes. Any of these events could adversely affect the Company’s business, financial condition and financial results.

In addition, these restrictions reduce the Company’s operating flexibility and could prevent the Company from exploiting investment, acquisition, marketing, or other time-sensitive business opportunities.

The Company’s revenues are sensitive to general economic conditions and other external events beyond the Company’s control.

The Company sells advertising space on outdoor structures to generate revenues. Advertising spending is particularly sensitive to changes in economic conditions.

Additionally, the occurrence of any of the following external events could further depress the Company’s revenues:

•	a widespread reallocation of advertising expenditures to other available media by significant users of the Company’s displays; and

•	a decline in the amount spent on advertising in general or outdoor advertising in particular.

The Company’s growth through acquisitions may be difficult, which could adversely affect our future financial performance. In addition, if we are unable to successfully integrate any completed acquisitions, our financial performance would also be adversely affected.

The Company has historically grown through acquisitions. During the year ended December 31, 2013, we completed acquisitions for a total cash purchase price of approximately $92 million. We intend to continue to evaluate strategic acquisition opportunities as they arise.

The future success of our acquisition strategy could be adversely affected by many factors, including the following:

•	the pool of suitable acquisition candidates is dwindling, and we may have a more difficult time negotiating acquisitions on favorable terms;

•	we may face increased competition for acquisition candidates from other outdoor advertising companies, some of which have greater financial resources than we do, which may result in higher prices for those businesses and assets;

•	we may not have access to the capital needed to finance potential acquisitions and may be unable to obtain any required consents from our current lenders to obtain alternate financing;

•	we may be unable to integrate acquired businesses and assets effectively with our existing operations and systems as a result of unforeseen difficulties that could divert significant time, attention and effort from management that could otherwise be directed at developing existing business;

•	we may be unable to retain key personnel of acquired businesses;

•	we may not realize the benefits and cost savings anticipated in our acquisitions; and

•	as the industry consolidates further, larger mergers and acquisitions may face substantial scrutiny under antitrust laws.

These obstacles to our opportunistic acquisition strategy may have an adverse effect on our future financial results.

The Company could suffer losses due to asset impairment charges for goodwill and other intangible assets.

The Company tested goodwill for impairment on December 31, 2013. Based on the Company’s review at December 31, 2013, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or both of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350 “Goodwill and Other Intangible Assets” and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.

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

Federal law, principally the HBA, regulates outdoor advertising on Federal — Aid Primary, Interstate and National Highway Systems roads. The HBA requires states, through the adoption of individual Federal/State Agreements, to “effectively control” outdoor advertising along these roads, and mandates a state compliance program and state standards regarding size, spacing and lighting. The HBA requires any state or political subdivision that compels the removal of a lawful billboard along a Federal — Aid Primary or Interstate highway to pay just compensation to the billboard owner.

All states have passed billboard control statutes and regulations at least as restrictive as the federal requirements, including laws requiring the removal of illegal signs at the owner’s expense (and without compensation from the state). Although the Company believes that the number of our billboards that may be subject to removal as illegal is immaterial, and no state in which we operate has banned billboards entirely, from time to time governments have required us to remove signs and billboards legally erected in accordance with federal, state and local permit requirements and laws. Municipal and county governments generally also have sign controls as part of their zoning laws and building codes. We contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.

Using federal funding for transportation enhancement programs, state governments have purchased and removed billboards for beautification, and may do so again in the future. Under the power of eminent domain, state or municipal governments have laid claim to property and forced the removal of billboards. Under a concept called amortization by which a governmental body asserts that a billboard operator has earned compensation by continued operation over time, local governments have attempted to force removal of legal but nonconforming billboards (i.e., billboards that conformed to applicable zoning regulations when built but which do not conform to current zoning regulations). Although the legality of amortization is questionable, it has been upheld in some instances. Often, municipal and county governments also have sign controls as part of their zoning laws, with some local governments prohibiting construction of new billboards or allowing new construction only to replace existing structures. Although we have generally been able to obtain satisfactory compensation for those of our billboards purchased or removed as a result of governmental action, there is no assurance that this will continue to be the case in the future.

We have also introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change every 6 to 8 seconds. We have encountered some existing regulations that restrict or prohibit these types of digital displays but it has not yet materially impacted our digital deployment. Since digital billboards have only recently been developed and introduced into the market on a large scale, however, existing regulations that currently do not apply to them by their terms could be revised to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

In January 2013, Scenic America, Inc., a nonprofit membership organization, filed a lawsuit against the U.S. Department of Transportation and the Federal Highway Administration. The complaint alleges that the FHWA exceeded its authority when the agency issued the 2007 Guidance to assist its division offices in evaluating state regulations that authorize the construction and operation of digital billboards that are in conformance with restrictions on “intermittent”, “flashing” or “moving” lights, which restrictions are contained in the individual Federal/State Agreements that implement the provisions of the HBA. The complaint also alleges that in issuing the 2007 Guidance, the FHWA violated the Administrative Procedures Act by not first engaging in formal rulemaking. The complaint further alleges that the 2007 Guidance violated the HBA because it adopted “a new lighting standard” without first amending the provisions of the Federal/State Agreements. Finally, the complaint alleges that the 2007 Guidance violates the HBA because digital billboards are themselves “inconsistent with customary use” of outdoor advertising, as that term is used in the HBA. As the principal remedy for these alleged violations, the complaint seeks an injunction vacating the 2007 Guidance. If the 2007 Guidance is vacated, the agency could then elect to undertake rulemaking or other new administrative action with respect to digital billboards that, if enacted in a way that placed additional restrictions on digital billboards, ultimately could have a material adverse effect on our business, results of operations and financial condition.

On December 30, 2013, USDOT and FHWA published a Notice encouraging states to work with the FHWA to review their Federal/State Agreements, most of which were put in place in the late 1960s and early 1970s, to determine if amendments are advisable. FHWA encouraged each state to work with their FHWA division offices to amend its Federal/State Agreement so that it is consistent with the state’s current outdoor advertising objectives and address the evolving technology being used or that could be used in the future by the outdoor industry. The Notice details a multi-step process to achieve this goal. The Notice does not make any reference to the 2007 Guidance, nor does it recommend or require any specific substantive amendments to a state’s Federal/State Agreement. It is uncertain whether the FHWA Notice will have any impact on current federal, state or local regulation of outdoor advertising signs or on the above referenced Scenic America law suit. To the extent that any Federal/State Agreements are amended in a manner that places new restrictions on outdoor advertising it could have a material adverse effect on our business, results of operations or financial condition.

Relatively few large scale studies have been conducted to date regarding driver safety issues, if any, related to digital billboards. On December 30, 2013, the results of a study conducted by USDOT and FHWA that looked at the effect of digital billboards and conventional billboards on driver visual behavior were issued. The conclusions of the report indicated that the presence of digital billboards did not appear to be related to a decrease in looking toward the road ahead and were generally within acceptable thresholds. The report cautioned, however, that it adds to the knowledge base but does not present definitive answers to the research questions investigated. Accordingly, the results of this or other studies may result in regulations at the federal or state level that impose greater restrictions on digital billboards. Any new restrictions on digital billboards could have a material adverse effect on both our existing inventory of digital billboards and our plans to expand our digital deployment, which could have a material adverse effect on our business, results of operations and financial conditions.

The Company’s logo sign contracts are subject to state award and renewal.

In 2013, the Company generated approximately 5% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against three other national logo sign providers, as well as numerous smaller, local logo sign providers. A logo sign provider incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the logo sign provider for early termination. At the end of the contract term, the logo sign provider transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.

Of the Company’s 23 logo sign contracts in place at December 31, 2013, five are subject to renewal in 2014. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.

The Company is controlled by significant stockholders who have the power to determine the outcome of all matters submitted to the stockholders for approval and whose interest in the Company may be different than yours.

As of December 31, 2013, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Chairman and President, and Sean Reilly, the Company’s Chief Executive Officer, owned in the aggregate approximately 16% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented approximately 65% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family the power to:

•	elect the Company’s entire board of directors;

•	control the Company’s management and policies; and

•	determine the outcome of any corporate transaction or other matter requiring stockholder approval, including charter amendments, mergers, consolidations and asset sales.

The Reilly family may have interests that are different than yours in making these decisions.

If the Company’s contingency plans relating to hurricanes and other natural disasters fail, the resulting losses could hurt the Company’s business.

The Company has determined that it is uneconomical to insure against losses resulting from hurricanes and other natural disasters. Although the Company has developed contingency plans designed to mitigate the threat posed by hurricanes and other forms of inclement weather to advertising structures (e.g., removing advertising faces at the onset of a storm, when possible, which better permits the structures to withstand high winds during the storm), these plans could fail and significant losses could result.

Risks related to Lamar Advertising’s potential REIT conversion

The Company may not elect to be treated as a REIT for U.S. federal income tax purposes for its taxable year ending December 31, 2014 or for any future period. Because the timing and availability of the REIT election is uncertain, Lamar Advertising and its subsidiaries may not realize the anticipated tax benefits from the REIT conversion for the taxable year ending December 31, 2014 or at all.

As previously disclosed, Lamar Advertising is considering an election to be treated as a REIT for federal income tax purposes effective January 1, 2014. However, its election to be taxed as a REIT depends on numerous factors, including the receipt of a private letter ruling from the U.S. Internal Revenue Service (the “IRS”), the approval of the election by its board of directors and its ability to satisfy the requirements for qualification as a REIT during its taxable year ending December 31, 2014. If the Company does not elect REIT status for its taxable year ending December 31, 2014, the benefits attributable to the Company’s qualification and taxation as a REIT, including its ability to reduce its corporate level federal income tax through distributions to its stockholders, would not commence for the taxable year beginning on January 1, 2014, and the Company together with its subsidiaries, would pay corporate level income taxes on its taxable income, to the extent net operating losses are not available to reduce its taxable income, until such time, if any, as Lamar Advertising became a REIT. Additionally, even if all steps necessary to implement the REIT conversion are effected, the board of directors of Lamar Advertising may decide not to elect REIT status, or to delay such election, if it determines in its sole discretion that it is not in the best interests of Lamar Advertising or its stockholders.

If Lamar Advertising fails to qualify as a REIT or fails to remain qualified as a REIT, both Lamar Advertising and Lamar Media would be taxed as regular C corporations and would not be able to deduct distributions to the stockholders of Lamar Advertising when computing their taxable income.

REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, (the “Code”) to Lamar Advertising’s operations as well as various factual determinations concerning matters and circumstances not entirely within its control. There are limited judicial or administrative interpretations of these provisions. Although Lamar Advertising plans to operate in a manner consistent with the REIT qualification rules starting with its taxable year ending December 31, 2014, the Company cannot assure you that it will so qualify or remain so qualified. If Lamar Advertising makes the REIT election, Lamar Media will be treated as a qualified REIT subsidiary that is disregarded as separate from its parent REIT for federal income tax purposes.

If, in any taxable year, Lamar Advertising fails to qualify for taxation as a REIT, and is not entitled to relief under the Code:

•	it will not be allowed a deduction for distributions to its stockholders in computing its taxable income;

•	it and its subsidiaries, including Lamar Media, will be subject to applicable federal and state income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates; and

•	it would be disqualified from REIT tax treatment for the four taxable years following the year during which it was so disqualified.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to Lamar Advertising’s stockholders, may require it to borrow funds (under Lamar Media’s senior credit facility or otherwise) or liquidate some investments to pay any such additional tax liability. This adverse impact could last for five or more years because, unless it is entitled to relief under certain statutory provisions, it will be taxable as a corporation, beginning in the year in which the failure occurs, and it will not be allowed to re-elect to be taxed as a REIT for the following four years.

Even if Lamar Advertising qualifies as a REIT, certain of its and its subsidiaries’ business activities will be subject to corporate level income tax and foreign taxes, which will continue to reduce its cash flows, and it will have potential deferred and contingent tax liabilities.

Even if Lamar Advertising qualifies for taxation as a REIT, it and its subsidiaries may be subject to certain federal, state , local and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, Lamar Advertising could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT.

In order to qualify as a REIT, Lamar Advertising, through Lamar Media, plans to hold certain of its non-qualifying REIT assets and to receive certain non-qualifying items of income through one or more taxable REIT subsidiaries, or TRSs. These non-qualifying REIT assets consist principally of assets relating to its transit business and certain services. Those TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes. Furthermore, Lamar Advertising’s assets and operations outside the United States will continue to be subject to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease Lamar Media’s and Lamar Advertising’s earnings and the cash available for distributions to the stockholders of Lamar Advertising.

Lamar Advertising will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on all or a portion of the gain recognized from a sale of assets occurring within a specified period (generally, ten years) after the effective date of its REIT conversion, to the extent of the built-in-gain based on the fair market value of those assets on the effective date of the REIT election in excess of its then tax basis in those assets. If Lamar Advertising elects REIT status for the taxable year beginning January 1, 2014, the tax on subsequently sold assets will be based on the fair market value and built-in-gain of those assets as of January 1, 2014. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. The Company currently does not expect to sell any asset if the sale would result in the imposition of a material tax liability. The Company cannot, however, assure you that it will not change its plans in this regard.

In addition, the IRS and any state or local tax authority may successfully assert liabilities against the Company for corporate income taxes for taxable years of Lamar Advertising prior to the time it qualified as a REIT, in which case it will owe these taxes plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in earnings and profits, which could cause it to pay an additional taxable distribution to its stockholders after the relevant determination.

If Lamar Advertising converts to a REIT, it will be required to distribute at least 90% of its taxable income to its stockholders.

If Lamar Advertising converts to a REIT, it will be required to distribute to its stockholders with respect to each taxable year at least 90% of its taxable income (net of any available net operating loss carry forwards) in order to qualify as a REIT, and 100% of its taxable income (net of any available net operating loss carry forwards) in order to avoid U.S. federal income and excise taxes. For these purposes, most of Lamar’s subsidiaries, including Lamar Media, will be treated as part of the REIT and therefore Lamar Advertising also will be required to distribute out their taxable income.

To the extent that the Company satisfies the 90% distribution requirement, but distributes less than 100% of its REIT taxable income, it will be subject to federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount that it distributes to its stockholders for a calendar year is less than the minimum amount specified under the Code. Because the REIT distribution requirements will prevent the Company from retaining earnings, it may be required to refinance debt at maturity with additional debt or equity, which may not be available on acceptable terms, or at all.

Covenants specified in our existing and future senior credit facility and debt instruments may limit Lamar Advertising’s ability to make required REIT distributions.

Although Lamar Media’s senior credit facility would allow Lamar Media to conduct its affairs in a manner that would allow Lamar Advertising to qualify and remain qualified as a REIT—including by allowing Lamar Media to make distributions to Lamar Advertising required for the Company to qualify and remain qualified for taxation as a REIT, subject to certain restrictions—the senior credit facility and the indentures relating to our outstanding notes contain certain covenants that could limit Lamar Advertising’s distributions to its stockholders. If these limits do not jeopardize its qualification for taxation as a REIT but do nevertheless prevent it from distributing 100% of its REIT taxable income, it will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

Lamar Advertising and its subsidiaries may be required to borrow funds, sell assets, or raise equity to satisfy its REIT distribution requirements or maintain the asset tests.

In order to meet the REIT distribution requirements and maintain its qualification and taxation as a REIT and avoid corporate income taxes, Lamar Advertising and/or its subsidiaries, including Lamar Media, may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings. Any insufficiency of its cash flows to cover Lamar Advertising’s REIT distribution requirements could adversely impact its ability to raise short- and long-term debt, to sell assets, or to offer equity securities in order to fund distributions required to maintain its qualification and taxation as a REIT and avoid corporate income taxes. Furthermore, the REIT distribution requirements may increase the financing Lamar Advertising needs to fund capital expenditures, future growth and expansion initiatives. This would increase its total leverage.

In addition, if Lamar Advertising fails to comply with certain asset tests at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification. As a result, it may be required to liquidate otherwise attractive investments. These actions may reduce its income and amounts available for distribution to its stockholders.

Complying with REIT requirements may cause Lamar Advertising, its subsidiaries (other than TRSs) to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, Lamar Advertising must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it distributes to its stockholders and the ownership of Lamar Advertising common stock. For these purposes, Lamar Advertising is treated as owning the assets of and receiving or accruing the income of its subsidiaries (other than TRSs). Thus, compliance with these tests will require Lamar Advertising and its subsidiaries to refrain from certain activities and may hinder their ability to make certain attractive investments, including investments in the businesses to be conducted by TRSs, and to that extent limit their opportunities. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if Lamar Advertising needs or requires the target company to comply with some REIT requirements prior to closing.

Lamar Advertising has no experience operating as a REIT, which may adversely affect its financial condition, results of operations, cash flow, per share trading price of Lamar Class A common stock and ability to satisfy debt service obligations.

Lamar Advertising has no operating history as a REIT. In addition, its senior management team has no experience operating a REIT. The Company cannot assure you that its management’s past experience will be sufficient to operate the Company successfully as a REIT. Failure to maintain REIT status could adversely affect Lamar Advertising’s and its subsidiaries’ financial condition, results of operations, cash flow, per share trading price of Lamar Advertising’s Class A common stock and ability to satisfy debt service obligations.

Legislative or other actions affecting REITs could have a negative effect on Lamar Advertising and its subsidiaries.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the U.S. Department of the Treasury, and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect Lamar Advertising and its subsidiaries. The Company cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations and administrative interpretations applicable to Lamar Advertising may be changed. Accordingly, the Company cannot assure you that any such change will not significantly affect Lamar Advertising’s ability to qualify for taxation as a REIT or the federal income tax consequences to it of such qualification.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our management headquarters is located in Baton Rouge, Louisiana. We also own approximately 120 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 124 operating facilities at an aggregate lease expense for 2013 of approximately $7.1 million.

We own approximately 6,900 parcels of property beneath our outdoor advertising structures. As of December 31, 2013, we leased approximately 75,900 active outdoor sites, accounting for a total annual lease expense of approximately $208.9 million. This amount represented approximately 19% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the NASDAQ Global Select Market under the symbol “LAMR.” As of December 31, 2013, the Class A common stock was held by 167 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.

The following table sets forth, for the periods indicated, the high and low sale prices for the Class A common stock:

	High	Low
Year ended December 31, 2012	$34.19	$27.08
First Quarter	32.85	23.37
Second Quarter	37.75	26.21
Third Quarter	41.49	36.08
Fourth Quarter
Year ended December 31, 2013
First Quarter	$48.86	$39.10
Second Quarter	49.61	41.30
Third Quarter	47.31	41.36
Fourth Quarter	52.33	45.64

The Company’s Class B common stock is not publicly traded and is held of record by members of the Reilly family and the Reilly Family Limited Partnership (the “RFLP”). Kevin P. Reilly, Jr., our President and Chairman of the Board, is the managing general partner of the RFLP and Sean E. Reilly, our Chief Executive Officer, and Wendell Reilly and Anna Reilly, each of whom is a member of our board of directors are also general partners in the RFLP.

The Company’s Series AA preferred stock is entitled to preferential dividends, in an annual aggregate amount of $364,904, before any dividends may be paid on the common stock. All dividends related to the Company’s preferred stock are paid on a quarterly basis. In addition, the Company’s senior credit facility and other indebtedness have terms restricting the payment of dividends.

If the Company makes an election to convert to real estate investment trust status for U.S. federal income tax purposes, the Company will be required to annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). If a conversion to a REIT is made, the Company expects to distribute all or substantially all of its REIT taxable income so as to not be subject to the income or excise tax on undistributed REIT taxable income. The amount, timing and frequency of future distributions, however, will be at the sole discretion of the Company’s Board of Directors and will be declared based upon various factors, many of which are beyond the Company’s control, including its financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay if a conversion is successfully completed, limitations on distributions in our existing and future debt instruments, our ability to utilize NOLs to offset our distribution requirements, and other factors that the Company’s Board of Directors, may deem relevant.

During the years ended December 31, 2013 and 2012, there were no dividends declared on its common stock.

(Remainder of this page intentionally left blank)

ITEM 6.	SELECTED FINANCIAL DATA

Lamar Advertising Company

The selected consolidated statement of operations, statement of cash flows and balance sheet data presented below are derived from the year ended December 31 audited consolidated financial statements of the Company, which are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The data presented below should be read in conjunction with the audited consolidated financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Statement of Operations Data:
Net revenues	$1,245,842	$1,179,736	$1,130,714	$1,094,146	$1,055,147

Operating expenses:
Direct advertising expenses	436,844	418,538	409,052	398,467	397,725
General and administrative expenses	288,786	264,406	248,970	246,513	229,423
Depreciation and amortization	300,579	296,083	299,639	312,703	336,725
Gain on disposition of assets	(3,804)	(13,817)	(10,548)	(4,900)	(5,424)

Total operating expenses	1,022,405	965,210	947,113	952,783	958,449

Operating income	223,437	214,526	183,601	141,363	96,698

Other expense (income):
Loss (gain) on extinguishment of debt	14,345	41,632	677	17,398	(3,320)
Gain on disposition of investment	—	—	—	—	(1,445)
Interest income	(165)	(331)	(569)	(367)	(527)
Interest expense	146,277	157,093	171,093	186,048	197,047

Total other expense	160,457	198,394	171,201	203,079	191,755

Income before income taxes	62,980	16,132	12,400	(61,716)	(95,057)
Income tax expense (benefit)	22,841	8,242	5,542	(22,746)	(36,459)

Net income (loss)	40,139	7,890	6,858	(38,970)	(58,598)
Preferred stock dividends	365	365	365	365	365

Net income (loss) applicable to common stock	$39,774	$7,525	$6,493	$(39,335)	$(58,963)

Net income (loss) per share	$0.42	$0.08	$0.07	$(0.43)	$(0.64)

Statement of Cash Flow Data:
Cash flows provided by operating activities	$394,705	$375,909	$318,821	$322,820	$293,743
Cash flows used in investing activities	$191,869	$303,399	$117,255	$41,480	$29,039
Cash flows used in financing activities	$227,195	$47,417	$259,442	$302,429	$168,349

Balance Sheet Data(1)
Cash and cash equivalents	$33,212	$58,911	$33,503	$91,679	$112,253
Working capital	36,705	82,127	76,795	140,116	86,660
Total assets	3,401,618	3,514,030	3,427,353	3,648,961	3,943,541
Total debt (including current maturities)	1,938,802	2,160,854	2,158,528	2,409,140	2,674,912
Total long-term obligations	2,223,319	2,433,297	2,419,802	2,670,730	2,841,184
Stockholders’ equity	932,946	861,625	827,721	808,938	821,081

(1)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements are subject to risks and uncertainties including those described in Item 1A under the heading “Risk Factors,” and elsewhere in this Annual Report, that could cause actual results to differ materially from those projected in these forward-looking statements. The Company cautions investors not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2013, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

Adjustment to Previously Reported Amounts

Immaterial Correction of an Error. During the fourth quarter of 2013, the Company identified an error in its revenue recognition. The Company determined that its policy of recognizing revenue on a monthly basis was in error and that revenue should be recognized on a daily basis over the term of the advertising contract. The result of the error is an immaterial understatement of deferred income liability and net revenue as of and for the year ended December 31, 2013. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from both qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods.

Consequently, the Company revised its historical financial statements for fiscal 2012, fiscal 2011 herein, and will revise the quarters within fiscal 2013, when they are published in future filings. For more information see Note (1) (c) of the Notes to Consolidated Financial Statements.

OVERVIEW

The Company’s net revenues are derived primarily from the rental of advertising space on outdoor advertising displays owned and operated by the Company. Revenue growth is based on many factors that include the Company’s ability to increase occupancy of its existing advertising displays; raise advertising rates; and acquire new advertising displays and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions, which affect the rates the Company is able to charge for advertising on its displays and its ability to maximize advertising sales or occupancy on its displays.

Historically, the Company made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources” below. During the year ended December 31, 2013, the Company completed acquisitions for a total cash purchase price of approximately $92 million.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past three years:

	2013	2012	2011
	(In thousands)
Billboard — Traditional	$21,295	$29,061	$34,425
Billboard — Digital	50,233	42,134	41,250
Logos	11,182	8,704	10,141
Transit	168	259	817
Land and buildings	9,471	12,797	4,501
PP&E	13,301	12,615	15,936

Total capital expenditures	$105,650	$105,570	$107,070

We expect our capital expenditures to be approximately $100 million in 2014.

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	35.1	35.5	36.2
General and administrative expenses	18.6	17.9	17.9
Corporate expenses	4.6	4.5	4.1
Depreciation and amortization	24.1	25.1	26.5
Operating income	17.9	18.2	16.2
Loss on extinguishment of debt	1.2	3.5	—
Interest expense	11.7	13.3	15.1
Net income	3.2	0.7	0.6

Year ended December 31, 2013 compared to Year ended December 31, 2012

Net revenues increased $66.1 million or 5.6% to $1.25 billion for the year ended December 31, 2013 from $1.18 billion for the same period in 2012. This increase was attributable primarily to an increase in billboard net revenues of $52.1 million or 5.0% over the prior period, an increase in logo sign revenue of $6.0 million, which represents an increase of 9.5% over the prior period, and an $8.0 million increase in transit revenue, which represents an increase of 11.8% over the prior period.

For the year ended December 31, 2013, there was a $26.9 million increase in net revenues as compared to acquisition-adjusted net revenue for the year ended December 31, 2012. The $26.9 million increase in revenue primarily consists of a $19.4 million increase in billboard revenue, a $3.6 million increase in logo revenue and a $4.0 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2012. This increase in revenue represents an increase of 2.2% over the comparable period in 2012. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $42.7 million or 6.2% to $725.6 million for the year ended December 31, 2013, which includes a $10.5 million increase in non-cash compensation. Excluding non-cash compensation, operating expenses related to the operations of our outdoor advertising assets increased $28.3 million and corporate expenses increased $3.9 million, of which $2.1 million is related to the Company’s evaluation of an election to real estate investment trust status.

Depreciation and amortization expense increased $4.5 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to the Company’s capital expenditures.

During the year ended December 31, 2013, gain on disposition of assets decreased $10.0 million over the comparable period ended December 31, 2012, primarily due to a gain of $9.8 million related to two asset swap transactions, which occurred in 2012.

Due to the above factors, operating income increased $8.9 million to $223.4 million for the year ended December 31, 2013 compared to $214.5 million for the same period in 2012.

During the year ended December 31, 2013, the Company recognized a $14.3 million loss on debt extinguishment related to the early extinguishment of Lamar Media’s 9 3/4% Senior Notes due 2014. Approximately $4.0 million of the loss is a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the retired debt. See — “Uses of Cash — Tender Offers and Debt Repayment” for more information.

Interest expense decreased approximately $10.8 million from $157.1 million for the year ended December 31, 2012 to $146.3 million for the year ended December 31, 2013, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from the Company’s 2012 refinancing transactions. See —“Uses of Cash — Tender Offers and Debt Repayment” for more information.

The increase in operating income, decrease in interest expense and decrease in loss on extinguishment of debt over the comparable period in 2012 resulted in a $46.8 million increase in net income before income taxes. The Company recorded income tax expense of $22.8 million for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2013 was 36.3%, which is lower than the statutory rates primarily due to an increase in the corporate income tax rate in Puerto Rico from 30% to 39%, which resulted in a change to the carrying value of net operating loss carryforwards during the period.

As a result of the above factors, the Company recognized net income for the year ended December 31, 2013 of $40.1 million, as compared to net income of $7.9 million for the same period in 2012.

Reconciliations:

Because acquisitions occurring after December 31, 2011 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2012 acquisition-adjusted net revenue, which adjusts our 2012 net revenue for the year ended December 31, 2012 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the year ended December 31, 2013. We provide this information as a supplement to net revenues to enable investors to compare periods in 2013 and 2012 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.

Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2012 that corresponds with the actual period we have owned the acquired assets in 2013 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2012 reported net revenue to 2012 acquisition-adjusted net revenue for the year ended December 31, 2012 as well as a comparison of 2012 acquisition-adjusted net revenue to 2013 reported net revenue for the year ended December 31, 2013, are provided below:

Comparison of 2013 Reported Net Revenue to 2012 Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2013	2012
	(in thousands)
Reported net revenue	$1,245,842	$1,179,736
Acquisition net revenue	—	39,174

Adjusted totals	$1,245,842	$1,218,910

Year ended December 31, 2012 compared to Year ended December 31, 2011

Net revenues increased $49.0 million or 4.3% to $1.18 billion for the year ended December 31, 2012 from $1.13 billion for the same period in 2011. This increase was attributable primarily to an increase in billboard net revenues of $38.7 million or 3.8% over the prior period, an increase in logo sign revenue of $3.7 million, which represents an increase of 6.5% over the prior period, and a $6.6 million increase in transit revenue, which represents an increase of 10.9% over the prior period.

For the year ended December 31, 2012, there was a $34.8 million increase in net revenues as compared to acquisition-adjusted net revenue for the year ended December 31, 2011. The $34.8 million increase in revenue primarily consists of a $27.6 million increase in billboard revenue, a $2.2 million increase in logo revenue and a $5.0 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2011. This increase in revenue represents an increase of 3.0% over the comparable period in 2011. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $24.9 million or 3.8% to $682.9 million for the year ended December 31, 2012 from $658.0 million for the same period in 2011. There was an $18.3 million increase in operating expenses related to the operations of our outdoor advertising assets and a $6.6 million increase in corporate expenses.

Depreciation and amortization expense decreased $3.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to a reduction in the number of non-performing structures that were dismantled during the period as compared to the year ended December 31, 2012.

The Company recorded a gain on disposition of assets of $13.8 million for the year ended December 31, 2012, which includes a gain of $9.8 million related to two asset swap transactions during the year.

Due to the above factors, operating income increased $30.9 million to $214.5 million for the year ended December 31, 2012 compared to $183.6 million for the same period in 2011.

During the year ended December 31, 2012, the Company recognized a $41.6 million loss on debt extinguishment related to the early extinguishment of Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015, 6 5/8% Senior Subordinated Notes due 2015—Series B and 6 5/8% Senior Subordinated Notes due 2015—Series C (collectively, the “6 5/8% Senior Subordinated Notes”) and the prepayment of $295 million of the Term B Loan under Lamar Media’s senior credit facility. Approximately $23.2 million of the loss is a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the retired debt. See — “Uses of Cash — Tender Offers and Debt Repayment” for more information.

Interest expense decreased approximately $14.0 million from $171.1 million for the year ended December 31, 2011 to $157.1 million for the year ended December 31, 2012, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from the Company’s refinancing transactions. See —“Uses of Cash — Tender Offers and Debt Repayment” for more information.

The increase in operating income and decrease in interest expense offset by the loss on extinguishment of debt discussed above resulted in a $3.7 million increase in net income before income taxes. The Company recorded income tax expense of $8.2 million for the year ended December 31, 2012. The effective tax rate for the year ended December 31, 2012 was 51.1%, which is higher than the statutory rate due to permanent differences resulting from non-deductible expenses and amortization, primarily non-deductible compensation expense related to stock based compensation calculated in accordance with ASC718.

As a result of the above factors, the Company recognized net income for the year ended December 31, 2012 of $7.9 million, as compared to net income of $6.9 million for the same period in 2011.

Reconciliations:

Because acquisitions occurring after December 31, 2010 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2011 acquisition-adjusted net revenue, which adjusts our 2011 net revenue for the year ended December 31, 2011 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the year ended December 31, 2012. We provide this information as a supplement to net revenues to enable investors to compare periods in 2012 and 2011 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.

Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2011 that corresponds with the actual period we have owned the acquired assets in 2012 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2011 reported net revenue to 2011 acquisition-adjusted net revenue for the year ended December 31, 2011 as well as a comparison of 2011 acquisition-adjusted net revenue to 2012 reported net revenue for the year ended December 31, 2012, are provided below:

Comparison of 2012 Reported Net Revenue to 2011 Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2012	2011
	(in thousands)
Reported net revenue	$1,179,736	$1,130,714
Acquisition net revenue	—	14,257

Adjusted totals	$1,179,736	$1,144,971

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

Sources of Cash

Total Liquidity at December 31, 2013. As of December 31, 2013 we had approximately $126.2 million of total liquidity, which is comprised of approximately $33.2 million in cash and cash equivalents and approximately $93.0 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility, and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the years ended December 31, 2013, 2012, and 2011 our cash provided by operating activities was $394.7 million, $375.9 million and $318.8 million, respectively. While our net income was approximately $40.1 million for the year ended December 31, 2013, the Company generated cash from operating activities of $394.7 million during 2013 primarily due to adjustments needed to reconcile net income to cash provided by operating activities, which includes depreciation and amortization of $300.6 million. We generated cash flows from operations during 2013 in excess of our cash needs for operations and capital expenditures as described herein. We used the excess cash generated principally to reduce our outstanding indebtedness and fund our acquisitions. See — “Cash Flows” for more information.

Credit Facilities. On February 3, 2014, Lamar Media entered into a second restatement agreement with the Company, certain of Lamar Media’s subsidiaries as guarantors, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, under which the parties agreed to amend and restate Lamar Media’s existing senior credit facility on the terms set forth in the second amended and restated credit agreement included in the second restatement agreement. The senior credit agreement was entered into on April 28, 2010, amended and restated on February 9, 2012 and further amended and restated on February 3, 2014 and is referred to herein as the “senior credit facility”. Among other things, the second amendment and restatement of the credit agreement increased the revolving credit facility by $150 million and extended its maturity date to February 2, 2019. The senior credit facility currently consists of a $400 million revolving credit facility and a $500 million incremental facility. Lamar Media is the borrower under the senior credit facility and may also from time to time designate wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

As of December 31, 2013, Lamar Media had approximately $93.0 million of unused capacity under the revolving credit facility included in the senior credit facility and the aggregate balance outstanding under the senior credit facility was $502.1 million.

Note Offerings. On January 10, 2014, Lamar Media completed an institutional private placement of $510 million aggregate principal amount of its 5 3/8% Senior Notes due 2024. The institutional private placement resulted in net proceeds to Lamar Media, after payment of fees and expenses, of approximately $502.3 million. Lamar Media used the proceeds of this offering to repay $502.1 million of indebtedness, including all outstanding term loans, outstanding under its senior credit facility.

On October 30, 2012, Lamar Media completed an institutional private placement of $535 million aggregate principal amount of 5% Senior Subordinated Notes due 2023. The institutional private placement resulted in net proceeds to Lamar Media, after the payment fees and expenses, of approximately $527.1 million. Lamar Media used the proceeds of this offering to (i) repurchase in full its remaining 6 5/8% Senior Subordinated Notes due 2015—Series B and remaining 6 5/8% Senior Subordinated Notes due 2015—Series C, (ii) to fund the acquisition of NextMedia Outdoor, Inc., which closed on October 31, 2012 and (iii) to repay $295 million of the Term B loan outstanding under our senior credit facility.

On February 9, 2012, Lamar Media completed an institutional private placement of $500 million aggregate principal amount of 5 7/8% Senior Subordinated Notes, due 2022. The institutional private placement resulted in net proceeds to Lamar Media, after payment of fees and expenses, of approximately $489 million. The Company used the proceeds of this offering together with approximately $99 million of term loan borrowings under its senior credit facility to repurchase $583.1 million of its outstanding 6 5/8% Senior Subordinated Notes, as described below under the heading “ — Uses of Cash — Tender Offers and Debt Repayment”.

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

Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding $400 million 7 7/8% Senior Subordinated Notes issued in April 2010 (the “7 7/8% Senior Subordinated Notes”), $500 million 5 7/8% Senior Subordinated Notes issued in February 2012 ( the “5 7/8% Senior Subordinated Notes”), $535 million 5% Senior Subordinated Notes issued in October 2012 (the “ 5% Senior Subordinated Notes”) and $510 million 5 3/8% Senior Notes issued in January 2014 (the “5 3/8% Senior Notes”).

The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur additional indebtedness but permit the incurrence of indebtedness (including indebtedness under the senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as the sum of (x) total consolidated debt plus (y) the aggregate liquidation preference of any preferred stock of Lamar Media’s restricted subsidiaries to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than 7.0 to 1. Currently, Lamar Media is not in default under the indentures of any of its outstanding notes and, therefore, would be permitted to incur additional indebtedness subject to the foregoing provision.

In addition to debt incurred under the provisions described in the preceding paragraph, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:

•	up to $1.5 billion of indebtedness under the senior credit facility;

•	indebtedness outstanding on the date of the indentures or debt incurred to refinance outstanding debt;

•	inter-company debt between Lamar Media and its restricted subsidiaries or between restricted subsidiaries;

•	certain purchase money indebtedness and capitalized lease obligations to acquire or lease property in the ordinary course of business that cannot exceed the greater of $50 million or 5% of Lamar Media’s net tangible assets; and

•	additional debt not to exceed $75 million.

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At December 31, 2013, and currently, we were in compliance with all such tests under the senior credit facility.

Lamar Media must maintain a senior debt ratio, defined as total consolidated debt (other than subordinated indebtedness) of Lamar Advertising and its restricted subsidiaries, minus the lesser of (x) $100,000,000 and (y) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising and its restricted subsidiaries to EBITDA, as defined below, for the period of four consecutive fiscal quarters then ended, of less than or equal to 3.50 to 1.00.

Lamar Media is also restricted from incurring additional indebtedness under certain circumstances unless, after giving to the incurrence of such indebtedness, it is in compliance with the senior debt ratio covenant and its total debt ratio, defined as (a) total consolidated debt of Lamar Advertising Company and its restricted subsidiaries as of any date minus the lesser of (i) $100 million and (ii) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising Company and its restricted subsidiaries to (b) EBITDA, as defined below, for the most recent four fiscal quarters then ended is less than 6.0 to 1.00.

Under the senior credit facility “EBITDA” means, for any period, operating income for the Company and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before (i) taxes, (ii) interest expense, (iii) depreciation, (iv) amortization, (v) any other non-cash income or charges accrued for such period, (vi) charges and expenses in connection with the credit facility transactions, (vii) costs and expenses of Lamar Advertising associated with the REIT conversion, provided that the aggregate amount of costs and expenses that may be added back pursuant to this clause (vii) shall not exceed $10,000,000 in the aggregate and (viii) the amount of cost savings, operating expense reductions and other operating improvements or synergies projected by the Lamar Media in good faith to be realized as a result of any acquisition, investment, merger, amalgamation or disposition within 12 months of any such acquisition, investment, merger, amalgamation or disposition, net of the amount of actual benefits realized during such period from such action: provided, (a) the aggregate amount for all such cost savings, operating expense reductions and other operating improvements or synergies shall not exceed an amount equal to15% of EBITDA for the applicable four quarter period and (b) any such adjustment to EBITDA may only take into account cost savings, operating expense reductions and other operating improvements synergies that are (I) directly attributable to such acquisition, investment, merger, amalgamation or disposition, (II) expected to have a continuing impact on the Lamar Media and its restricted subsidiaries and (III) factually supportable, in each case all as certified by the chief financial officer of the Lamar Media on behalf of the Lamar Media, and (ix) any loss or gain relating to amounts paid or earned in cash prior to the stated settlement date of any swap agreement that has been reflected in operating income for such period) and (except to the extent received or paid in cash by the Company and its restricted subsidiaries income or loss attributable to equity in affiliates for such period), excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions. For purposes of calculating EBITDA, the effect on such calculation of any adjustments required under Statement of Financial Accounting Standards No. 141R is excluded.

Excess Cash Flow Payments. The requirement to make certain mandatory prepayments on loans outstanding under the senior credit facility under certain circumstances was eliminated in conjunction with the second amendment and restatement of the senior credit agreement in February 2014. The Company will not be required to make a mandatory prepayment in respect of consolidated excess cash flow for the fiscal year ended December 31, 2013 pursuant to the terms of the senior credit agreement.

The Company believes that its current level of cash on hand, availability under the senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2014. All debt obligations are reflected on the Company’s balance sheet.

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $105.7 million for the year ended December 31, 2013. We anticipate our 2014 total capital expenditures will be approximately $100 million.

Acquisitions. During the year ended December 31, 2013, the Company financed its acquisition activity of approximately $92.2 million with cash on hand.

Tender Offers and Debt Repayment. On December 4, 2013, Lamar Media redeemed in full all $350 million in aggregate principal amount of its 9 3/4% Senior Notes due 2014 at a redemption price equal to 100% of the aggregate principal amount of outstanding Notes plus a make whole amount and accrued and unpaid interest up to but not including the redemption date. The total amount paid to redeem the notes was approximately $366.4 million, which was funded by using cash on hand of $182.4 million and $184.0 million of borrowings under our senior credit facility.

On January 26, 2012, Lamar Media commenced a tender offer to purchase for cash, up to $700 million in aggregate principal amount of its outstanding 6 5/8% Senior Subordinated Notes. On February 9, 2012, Lamar Media accepted tenders for approximately $483.7 million in aggregate principal amount of the 6 5/8% Senior Subordinated Notes, out of approximately $582.9 million tendered, in connection with the early settlement date of the tender offer. On February 27, 2012, Lamar Media accepted tenders for approximately $99.2 million previously tendered and not accepted for payment and an additional $220 thousand tendered following the early settlement date. The holders of the notes tendered on or before midnight on February 8, 2012 received a total consideration of $1,025.83 per $1,000 principal amount of the notes tendered; holders of notes tendered after such date received a total consideration of $1,005.83 per $1,000 principal amount of the notes tendered. The total cash payment to purchase the tendered 6 5/8% Senior Subordinated Notes on February 9, 2012, including accrued interest up to but excluding February 9, 2012 was approximately $511.6 million and the total cash payment to purchase the tendered notes on February 27, 2012, including accrued interest up to but excluding February 27, 2012 was approximately $102.3 million, resulting in an aggregate payment in respect of the 6 5/8% Senior Subordinated Notes tender offer of approximately $613.9 million.

On August 29, 2012, Lamar Media redeemed in full all $122.76 million of its 6 5/8% Senior Subordinated Notes at a redemption price equal to 101.104% of the principal amount outstanding, plus accrued and unpaid interest to, but not including, the redemption date. Lamar Media used cash on hand and borrowings under its senior credit facility to fund the redemption.

On November 8, 2012, Lamar Media redeemed $36.1 million of its 6 5/8% Senior Subordinated Notes due 2015—Series B and $30 million of its 6 5/8% Senior Subordinated Notes due 2015—Series C at a redemption price equal to 101.104% of the principal amount of outstanding notes plus accrued and unpaid interest up to but not including the redemption date.

On November 29, 2012, Lamar Media redeemed in full the remaining $71.1 million in aggregate principal amount outstanding of its 6 5/8% Senior Subordinated Notes due 2018—Series C at a redemption price equal to 101.104% of the principal amount of outstanding notes plus accrued and unpaid interest up to but not including the redemption date.

On December 14, 2012, Lamar Media repaid $295 million of its Term B loan outstanding under its senior credit facility. Lamar Media recorded a $3.9 million loss related to this prepayment due to the write off of previously capitalized and unamortized debt issuance costs. As of December 31, 2012, $22.2 million remains outstanding under the Term B loans.

During September and October of 2011, the Company repurchased an aggregate principal amount of $47.9 million of its outstanding 6 5/8% Senior Subordinated Notes at an average price of 98.5% of the original amount of the notes through open-market transactions.

Debt Service and Contractual Obligations. As of December 31, 2013, we had outstanding debt of approximately $1.94 billion. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under the senior credit facility. In addition, it has fixed commercial commitments. These commitments are detailed as follows:

Contractual Obligations	Total	Payments Due by Period
		Less Than 1 Year	1 - 3 Years	3 -5 Years	After 5 Years
	(In millions)
Long-Term Debt	$1,938.8	$55.9	$362.9	$485.0	$1,035.0
Interest obligations on long term debt (1)	686.0	107.7	197.8	163.3	217.2
Billboard site and other operating leases	1,161.9	155.4	235.2	175.9	595.4

Total payments due	$3,786.7	$319.0	$795.9	$824.2	$1,847.6

(1)	Interest rates on our variable rate instruments are assuming rates at the December 2013 levels.

Other Commercial Commitments	Total Amount Committed	Amount of Expiration Per Period
		Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Revolving Bank Facility (2)	$250.0	$—	$250.0	$—	$—
Standby Letters of Credit (3)	$7.0	$5.6	$1.4	$—	$—

(2)	Lamar Media had $150.0 million outstanding under the revolving facility at December 31, 2013.
(3)	The standby letters of credit are issued under Lamar Media’s revolving bank facility and reduce the availability of the facility by the same amount.

REIT Election

As previously announced, the Company is actively considering an election to convert to real estate investment trust (REIT) status. In conjunction with this review, the Company submitted a private letter ruling request to the U.S. Internal Revenue Service (the “IRS”) in November of 2012 addressing certain matters relevant to its contemplated qualification as a REIT. After a delay caused by internal IRS procedures and considerations, in November 2013 the Company was advised by the IRS that it will resume issuing private letter rulings regarding the REIT provisions of the Internal Revenue Code of 1986, as amended, and that the IRS is actively working on the Company’s private letter ruling request. Based on current information, the Company believes that it will be in a position to convert to a REIT effective January 1, 2014.

The Company’s decision to proceed with a REIT election is subject to the approval of its board of directors. A favorable IRS ruling, if received, does not guarantee that the Company would succeed in qualifying as a REIT and there is no certainty as to the timing of a REIT election. The Company may not ultimately pursue a conversion to a REIT, and it can provide no assurance that a REIT conversion, if completed, will be successfully implemented or achieve the intended benefits.

Cash Flows

The Company’s cash flows provided by operating activities increased by $18.8 million for the year ended December 31, 2013 primarily resulting from an increase in operating income of $8.9 million as described in “Results of Operations” and by a decrease in changes to operating net assets of $20.9 million, offset by a increase in non-cash compensation of $10.5 million over the comparable period in 2012.

Cash flows used in investing activities decreased $111.5 million from $303.4 million in 2012 to $191.9 million in 2013 primarily due to a decrease in acquisition activity of $113.8 million as compared to the same period in 2012.

Cash flows used in financing activities increased to $227.2 million for the year ended December 31, 2013, primarily due to the redemption of Lamar Media’s 9 3/4% Senior Notes as discussed above. See “Liquidity and Capital Resources—Uses of Cash”.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to long-lived asset recovery, intangible assets, goodwill impairment, deferred taxes, asset retirement obligations, stock-based compensation and allowance for doubtful accounts. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events and, where applicable, established valuation techniques. These estimates form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Long-Lived Asset Recovery. Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company’s total assets. Purchases of property, plant and equipment are recorded at purchase cost, while acquired property, plant and equipment is recorded at fair value determined primarily through estimates of replacement costs. Property, plant and equipment of $1.1 billion and intangible assets of $419.4 million are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by that asset or asset group before interest expense. These undiscounted cash flow projections are based on management’s assumptions surrounding future operating results and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangible assets may exist and a charge to income would be made in the period such impairment is determined. During the year ended December 31, 2013, there were no indications that an impairment test was necessary.

Intangible Assets. The Company has significant intangible assets recorded on its balance sheet. Intangible assets primarily represent site locations of $388.7 million and customer relationships of $29.1 million associated with the Company’s acquisitions. The fair values of intangible assets recorded are determined using discounted cash flow models that require management to make assumptions related to future operating results, including projecting net revenue growth discounted using current cost of capital rates, of each acquisition and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangibles may exist and a charge to income would be made in the period such impairment is determined. Historically no impairment charge has been required with respect to the Company’s intangible assets.

Goodwill Impairment. The Company has a significant amount of goodwill on its balance sheet and must perform an impairment test of goodwill annually or on a more frequent basis if events and circumstances indicate that the asset might be impaired. The first step of the impairment test requires management to determine the implied fair value of its reporting units and compare it to its book value (including goodwill). To the extent the book value of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indicator that the reporting unit may be impaired. Impairment testing involves various estimates and assumptions, which could vary, and an analysis of relevant market data and market capitalization.

We have identified two reporting units (Logo operations and Billboard operations) in accordance with Accounting Standards Codification (“ASC”) 350. No changes have been made to our reporting units from the prior period. The reporting units and their carrying amounts of goodwill as of December 31, 2012 and 2011 are as follows:

	Carrying Value of Goodwill (in thousands)
	December 31, 2013	December 31, 2012
Billboard operations	1,502,592	1,484,189
Logo operations	961	961

We believe there are numerous facts and circumstances that need to be considered when estimating the reasonableness of the reporting unit’s estimated fair value. In conducting our impairment test, we assessed the reasonableness of the reporting unit’s estimated fair value based on both market capitalization and discounted future cash flows. The discounted cash flow analysis incorporated various growth rate assumptions and discounting based on a present value factor.

Consideration of market capitalization

The Company first considered its market capitalization as of its annual impairment testing date of December 31. The market capitalization of its Class A common stock as of December 31, 2013 was $4.9 billion compared to stockholders’ equity of $932.9 million as of that date, resulting in an excess of approximately $4.0 billion, which is substantially in excess of our book value. The Company considers market capitalization over book value a strong indicator that no impairment of goodwill exists as of the measurement date of December 31, 2013. The following table presents the market capitalization and aggregate book value of the reporting units as of December 31, 2013:

	Equity Book Value	Market Capitalization(1)
	(in thousands)
Aggregate Values as of December 31, 2013	$932,946	$4,905,601

(1)	Market capitalization was calculated using a 10-day average of the closing prices of the Class A common stock beginning 5 trading days prior to the measurement date.

Calculations of Fair Value using Discounted Cash Flow Analysis

We also estimate fair value using a discounted cash flow analysis that compares the estimated future cash flows of each reporting unit to the book value of the reporting unit. The discount rate and projected revenue and EBITDA (earnings before interest, tax, depreciation and amortization) growth rates are significant assumptions utilized in our calculation of the present value of cash flows used to estimate fair value of the reporting units. These assumptions could be adversely impacted by certain risks including deterioration in industry and economic conditions. See discussion in “Risk Factors” in Item 1A of this Annual Report. For additional information about goodwill, see Note 5 to the Consolidated Financial Statements.

Our discount rate assumption is based on our cost of capital, which we determine annually based on our estimated costs of debt and equity relative to our capital structure. As of December 31, 2013 our weighted average cost of capital (WACC) was approximately 9.5%.

In developing our revenue and EBITDA growth rates, we consider our historical performance and current market trends in the markets in which we operate. The five year projected Compound Annual Growth Rate (CAGR) used in our discounted cash flow analysis for billboard revenue and billboard EBITDA was 4.4% and 5.8%, respectively, and our logo operations revenue and EBITDA CAGR was 2.2% and 2.5%, respectively. The projected CAGR for revenue and EBITDA discussed above would have to deteriorate significantly, among other factors, before further testing of goodwill impairment would be necessary for our reporting units.

The fair values calculated as of December 31, 2013, using the discounted cash flow analysis described above for both reporting units were substantially in excess of their book values. Assumptions used in our impairment test, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecast and operating plans. The following table presents the aggregate fair value of our reporting units and aggregate book value of the reporting units as of December 31, 2013:

	Equity Book Value	Fair Value (1)
	(in thousands)
Aggregate Values as of December 31, 2013	$932,946	$4,223,102

(1)	Fair Value is calculated using the discounted cash flow analysis described above.

Based upon the Company’s annual review as of December 31, 2013, using both the market capitalization approach and discounted cash flow analysis, there was no indication of a potential impairment and, therefore, the second step of the impairment test was not required and no impairment charge was necessary.

Deferred Taxes. As of December 31, 2013, the Company had deferred tax assets of $252.3 million, a component of which is the Company’s operating loss carry forward, net of existing valuation allowances. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings for financial reporting purposes and projected decreases in future depreciation and amortization, we will generate the minimum amount of future taxable income to support the realization of the deferred tax assets. Additionally, the Company has a significant amount of deferred tax liabilities that will reverse during the same period and jurisdiction and is of the same character as the temporary differences giving rise to the deferred tax assets. As a result, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances at December 31, 2013. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. For a more detailed description, see Note 11 of the Notes to the Consolidated Financial Statements.

Asset Retirement Obligations. The Company had an asset retirement obligation of $200.8 million as of December 31, 2013. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.

This calculation includes 100% of the Company’s billboard structures on leased land (which currently consist of approximately 72,000 structures). The Company uses a 15-year retirement period based on historical operating experience in its core markets, including the actual time that billboard structures have been located on leased land in such markets and the actual length of the leases in the core markets, which includes the initial term of the lease, plus consideration of any renewal period. Historical third-party cost information is used to estimate the cost of dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on the Company’s historical credit-adjusted risk free rate.

Stock-based Compensation. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-Based Payment Accounting requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various assumptions, including volatility, expected life and interest rates. The expected life is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. Upon the adoption of Share-Based Payment Accounting, we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under Share-Based Payment Accounting. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. Share-Based Payment Accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. If factors change and we employ different assumptions in the application of Share-Based Payment Accounting in future periods, the compensation expense that we record under Share-Based Payment Accounting may differ significantly from what we have recorded in the current period. During 2013, we recorded $17.3 million as compensation expense related to stock options and employee stock purchases. We evaluate and adjust our assumptions on an annual basis. See Note 14 “Stock Compensation Plans” of the Notes to Consolidated Financial Statements for further discussion.

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts based on the payment patterns of its customers. Management analyzes historical results, the economic environment, changes in the credit worthiness of its customers, and other relevant factors in determining the adequacy of the Company’s allowance. Bad debt expense was $6.0 million, $5.4 million and $7.6 million or approximately 0.5%, 0.5% and 0.7% of net revenue for the years ended December 31, 2013, 2012, and 2011, respectively. If the future economic environment declines, the inability of customers to pay may occur and the allowance for doubtful accounts may need to be increased, which will result in additional bad debt expense in future years.

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2013, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	35.1	35.5	36.2
General and administrative expenses	18.6	17.9	17.9
Corporate expenses	4.6	4.5	4.1
Depreciation and amortization	24.1	25.1	26.5
Operating income	18.0	18.2	16.2
Loss on extinguishment of debt	1.2	3.5	—
Interest expense	11.7	13.3	15.1
Net income	3.2	0.7	0.6

Year ended December 31, 2013 compared to Year ended December 31, 2012

Net revenues increased $66.1 million or 5.6% to $1.25 billion for the year ended December 31, 2013 from $1.18 billion for the same period in 2012. This increase was attributable primarily to an increase in billboard net revenues of $52.1 million or 5.0% over the prior period, an increase in logo sign revenue of $6.0 million, which represents an increase of 9.5% over the prior period, and an $8.0 million increase in transit revenue, which represents an increase of 11.8% over the prior period.

For the year ended December 31, 2013, there was a $26.9 million increase in net revenues as compared to acquisition-adjusted net revenue for the year ended December 31, 2012. The $26.9 million increase in revenue primarily consists of a $19.4 million increase in billboard revenue, a $3.6 million increase in logo revenue and a $4.0 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2012. This increase in revenue represents an increase of 2.2% over the comparable period in 2012. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $42.7 million or 6.2% to $725.3 million for the year ended December 31, 2013, which includes a $10.5 million increase in non-cash compensation. Excluding non-cash compensation, operating expenses related to the operations of our outdoor advertising assets increased $28.3 million and corporate expenses increased $3.9 million, of which $2.1 million is related to the Company’s evaluation of an election to real estate investment trust status.

Depreciation and amortization expense increased $4.5 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to Lamar Media’s capital expenditures.

During the year ended December 31, 2013, gain on disposition of assets decreased $10.0 million over the comparable period ended December 31, 2012, primarily due to a gain of $9.8 million related to two asset swap transactions, which occurred in 2012.

Due to the above factors, operating income increased $8.9 million to $223.8 million for the year ended December 31, 2013 compared to $214.9 million for the same period in 2012.

During the year ended December 31, 2013, the Company recognized a $14.3 million loss on debt extinguishment related to the early extinguishment of our 9 3/4% Senior Notes due 2014. Approximately $4.0 million of the loss is a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the retired debt. See — “Uses of Cash — Tender Offers and Debt Repayment” for more information.

Interest expense decreased approximately $10.8 million from $157.1 million for the year ended December 31, 2012 to $146.3 million for the year ended December 31, 2013, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from our refinancing transactions in 2012. See —“Uses of Cash — Tender Offers and Debt Repayment” for more information.

The increase in operating income, decrease in interest expense and decrease in loss on extinguishment of debt over the comparable period in 2012 resulted in a $46.8 million increase in net income before income taxes. Lamar Media recorded income tax expense of $23.0 million for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2013 was 36.3%, which is lower than the statutory rates primarily due to an increase in the corporate income tax rate in Puerto Rico from 30% to 39%, which resulted in a change to the carrying value of net operating loss carryforwards during the period.

As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2013 of $40.3 million, as compared to net income of $8.1 million for the same period in 2012.

Reconciliations:

Because acquisitions occurring after December 31, 2011 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2012 acquisition-adjusted net revenue, which adjusts our 2012 net revenue for the year ended December 31, 2012 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the year ended December 31, 2013. We provide this information as a supplement to net revenues to enable investors to compare periods in 2013 and 2012 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.

Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2012 that corresponds with the actual period we have owned the acquired assets in 2013 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2012 reported net revenue to 2012 acquisition-adjusted net revenue for the year ended December 31, 2012 as well as a comparison of 2012 acquisition-adjusted net revenue to 2013 reported net revenue for the year ended December 31, 2013, are provided below:

Comparison of 2013 Reported Net Revenue to 2012 Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2013	2012
	(in thousands)
Reported net revenue	$1,245,842	$1,179,736
Acquisition net revenue	—	39,174

Adjusted totals	$1,245,842	$1,218,910

Year ended December 31, 2012 compared to Year ended December 31, 2011

Net revenues increased $49.0 million or 4.3% to $1.18 billion for the year ended December 31, 2012 from $1.13 billion for the same period in 2011. This increase was attributable primarily to an increase in billboard net revenues of $38.7 million or 3.8% over the prior period, an increase in logo sign revenue of $3.7 million, which represents an increase of 6.5% over the prior period, and a $6.6 million increase in transit revenue, which represents an increase of 10.9% over the prior period.

For the year ended December 31, 2012, there was a $34.8 million increase in net revenues as compared to acquisition-adjusted net revenue for the year ended December 31, 2011. The $34.8 million increase in revenue primarily consists of a $27.6 million increase in billboard revenue, a $2.2 million increase in logo revenue and a $5.0 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2011. This increase in revenue represents an increase of 3.0% over the comparable period in 2011. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $24.9 million or 3.8% to $682.6 million for the year ended December 31, 2012 from $657.7 million for the same period in 2011. There was an $18.3 million increase in operating expenses related to the operations of our outdoor advertising assets and a $6.6 million increase in corporate expenses.

Depreciation and amortization expense decreased $3.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to a reduction in the number of non-performing structures that were dismantled during the period as compared to the year ended December 31, 2012.

The Company recorded a gain on disposition of assets of $13.8 million for the year ended December 31, 2012, which includes a gain of $9.8 million related to two asset swap transactions during the year.

Due to the above factors, operating income increased $30.9 million to $214.9 million for the year ended December 31, 2012 compared to $184.0 million for the same period in 2011.

During the year ended December 31, 2012, Lamar Media recognized a $41.6 million loss on debt extinguishment related to the early extinguishment of the 6 5/8% Senior Subordinated Notes and the prepayment of $295 million of our Term B Loan. Approximately $23.2 million of the loss is a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the retired notes. See — “Uses of Cash — Tender Offers and Debt Repayment” for more information.

Interest expense decreased approximately $14.0 million from $171.1 million for the year ended December 31, 2011 to $157.1 million for the year ended December 31, 2012, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from Lamar Media’s recent 2012 refinancing transactions. See — “Uses of Cash — Tender Offers and Debt Repayment” for more information.

The increase in operating income and decrease in interest expense offset by the loss on extinguishment of debt discussed above resulted in a $3.7 million increase in net income before income taxes. Lamar Media recorded income tax expense of $8.4 million for the year ended December 31, 2012. The effective tax rate for the year ended December 31, 2012 was 50.7%, which is higher than the statutory rate due to permanent differences resulting from non-deductible expenses and amortization, primarily non-deductible compensation expense related to stock based compensation calculated in accordance with ASC718.

As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2012 of $8.1 million, as compared to net income of $6.9 million for the same period in 2011.

Reconciliations:

Because acquisitions occurring after December 31, 2010 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2011 acquisition-adjusted net revenue, which adjusts our 2011 net revenue for the three and year ended December 31, 2012 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the year ended December 31, 2012. We provide this information as a supplement to net revenues to enable investors to compare periods in 2012 and 2011 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.

Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2011 that corresponds with the actual period we have owned the acquired assets in 2012 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2011 reported net revenue to 2011 acquisition-adjusted net revenue for the year ended December 31, 2011 as well as a comparison of 2011 acquisition-adjusted net revenue to 2012 reported net revenue for the year ended December 31, 2012, are provided below:

Comparison of 2012 Reported Net Revenue to 2011 Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2012	2011
	(in thousands)
Reported net revenue	$1,179,736	$1,130,714
Acquisition net revenue	—	14,257

Adjusted totals	$1,179,736	$1,144,971

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2013, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements.

Loans under Lamar Media Corp.’s senior credit facility bear interest at variable rates equal to the JPMorgan Chase Prime Rate or LIBOR plus the applicable margin. Because the JPMorgan Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the senior credit facility. Increases in the interest rates applicable to borrowings under the senior credit facility would result in increased interest expense and a reduction in the Company’s net income.

At December 31, 2013 there was approximately $502.1 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 26.7% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2013 with respect to borrowings under the senior credit facility was $12.2 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2013 was 2.9%. Assuming that the weighted average interest rate was 200 basis points higher (that is 4.9% rather than 2.9%), then the Company’s 2013 interest expense would have been approximately $7.7 million higher resulting in a $4.7 million decrease in the Company’s 2013 net income.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

The management of Lamar Advertising Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2013, Lamar Advertising’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lamar Advertising Company:

We have audited Lamar Advertising Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Advertising Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Lamar Advertising Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and the financial statement schedule, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lamar Advertising Company:

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Advertising Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 27, 2014

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2013 and 2012

(In thousands, except share and per share data)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$33,212	$58,911
Receivables, net of allowance for doubtful accounts of $7,615 in both 2013 and 2012	161,741	159,829
Prepaid expenses	42,048	41,132
Deferred income tax assets (note 11)	10,378	10,817
Other current assets	34,679	30,546

Total current assets	282,058	301,235

Property, plant and equipment (note 4)	3,036,456	2,940,449
Less accumulated depreciation and amortization	(1,914,527)	(1,760,090)

Net property, plant and equipment	1,121,929	1,180,359

Goodwill (note 5)	1,503,553	1,485,150
Intangible assets, net (note 5)	419,385	468,312
Deferred financing costs, net of accumulated amortization of $25,180 and $25,867 at 2013 and 2012, respectively	30,290	37,787
Other assets	44,403	41,187

Total assets	$3,401,618	$3,514,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,341	$13,539
Current maturities of long-term debt (note 8)	55,935	33,134
Accrued expenses (note 7)	98,924	99,461
Deferred income	77,153	72,974

Total current liabilities	245,353	219,108
Long-term debt (note 8)	1,882,867	2,127,720
Deferred income tax liabilities (note 11)	119,150	99,530
Asset retirement obligation (note 9)	200,831	189,659
Other liabilities	20,471	16,388

Total liabilities	2,468,672	2,652,405

Stockholders’ equity (note 13):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2013 and 2012	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized, 0 shares issued and outstanding at 2013 and 2012	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 97,426,144 and 96,082,868 shares issued and 80,209,509 and 78,963,663 outstanding at 2013 and 2012, respectively	97	96
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,610,365 and 14,910,365 shares issued and outstanding at 2013 and 2012, respectively	15	15
Additional paid-in-capital	2,470,375	2,432,518
Accumulated comprehensive income	3,867	5,978
Accumulated deficit	(647,577)	(687,351)
Cost of shares held in treasury, 17,216,635 and 17,119,205 shares in 2013 and 2012, respectively	(893,831)	(889,631)

Stockholders’ equity	932,946	861,625

Total liabilities and stockholders’ equity	$3,401,618	$3,514,030

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share data)

	2013	2012	2011
Statements of Operations
Net revenues	$1,245,842	$1,179,736	$1,130,714

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	436,844	418,538	409,052
General and administrative expenses (exclusive of depreciation and amortization)	231,574	211,320	202,437
Corporate expenses (exclusive of depreciation and amortization)	57,212	53,086	46,533
Depreciation and amortization (note 10)	300,579	296,083	299,639
Gain on disposition of assets	(3,804)	(13,817)	(10,548)

	1,022,405	965,210	947,113

Operating income	223,437	214,526	183,601

Other expense (income):
Loss on extinguishment of debt	14,345	41,632	677
Interest income	(165)	(331)	(569)
Interest expense	146,277	157,093	171,093

	160,457	198,394	171,201

Income before income tax expense	62,980	16,132	12,400
Income tax expense (note 11)	22,841	8,242	5,542

Net income	40,139	7,890	6,858
Preferred stock dividends	365	365	365

Net income applicable to common stock	$39,774	$7,525	$6,493

Earnings per share:
Basic earnings per share	$0.42	$0.08	$0.07

Diluted earnings per share	$0.42	$0.08	$0.07

Cash dividends declared per share of common stock	$—	$—	$—

Weighted average common shares outstanding	94,387,230	93,379,246	92,851,067
Incremental common shares from dilutive stock options	358,285	287,395	322,718

Weighted average common shares assuming dilution	94,745,515	93,666,641	93,173,785

Statements of Comprehensive Income
Net income	$40,139	$7,890	$6,858
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,111)	652	(784)

Comprehensive income	$38,028	$8,542	$6,074

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2010	$—	—	94	15	(885,037)	2,389,125	6,110	(701,369)	808,938
Non-cash compensation	—	—	—	—	—	11,650	—	—	11,650
Exercise of 113,359 shares of stock options	—	—	1	—	—	1,997	—	—	1,998
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	3,459	—	—	3,459
Tax shortfall related to options exercised	—	—	—	—	—	(552)	—	—	(552)
Purchase of 83,802 shares of treasury stock	—	—	—	—	(3,481)	—	—	—	(3,481)
Foreign currency translation	—	—	—	—	—	—	(784)	—	(784)
Net income	—	—	—	—	—	—	—	6,858	6,858
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2011	$—	—	95	15	(888,518)	2,405,679	5,326	(694,876)	827,721
Non-cash compensation	—	—	—	—	—	14,466	—	—	14,466
Exercise of 586,563 shares of stock options	—	—	1	—	—	10,355	—	—	10,356
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	3,499	—	—	3,499
Tax shortfall related to options exercised	—	—	—	—	—	(1,481)	—	—	(1,481)
Purchase of 36,553 shares of treasury stock	—	—	—	—	(1,113)	—	—	—	(1,113)
Foreign currency translation	—	—	—	—	—	—	652	—	652
Net income	—	—	—	—	—	—	—	7,890	7,890
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2012	$—	—	96	15	(889,631)	2,432,518	5,978	(687,351)	861,625
Non-cash compensation	—	—	—	—	—	18,179	—	—	18,179
Exercise of 682,263 shares of stock options	—	—	1	—	—	16,992	—	—	16,993
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	3,900	—	—	3,900
Tax shortfall related to options exercised	—	—	—	—	—	(1,214)	—	—	(1,214)
Purchase of 97,430 shares of treasury stock	—	—	—	—	(4,200)	—	—	—	(4,200)
Foreign currency translation	—	—	—	—	—	—	(2,111)	—	(2,111)
Net income	—	—	—	—	—	—	—	40,139	40,139
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2013	$—	—	97	15	(893,831)	2,470,375	3,867	(647,577)	932,946

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$40,139	$7,890	$6,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300,579	296,083	299,639
Non-cash compensation	24,936	14,466	11,650
Amortization included in interest expense	14,667	17,741	18,517
Gain on disposition of assets and investments	(3,804)	(13,817)	(10,548)
Loss on extinguishment of debt	14,345	41,632	677
Deferred income tax expense	18,749	6,316	2,621
Provision for doubtful accounts	6,034	5,484	7,591
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(6,663)	(13,783)	(14,622)
Prepaid expenses	788	1,903	1,201
Other assets	(4,970)	(2,876)	(1,863)
Increase (decrease) in:
Trade accounts payable	(89)	(127)	(489)
Accrued expenses	(6,371)	2,259	(630)
Other liabilities	(3,635)	12,738	(1,781)

Cash flows provided by operating activities	394,705	375,909	318,821

Cash flows from investing activities:
Capital expenditures	(105,650)	(105,570)	(107,070)
Acquisitions	(92,248)	(206,068)	(23,497)
(Increase) decrease in notes receivable	(840)	122	166
Proceeds from disposition of assets and investments	6,869	8,117	13,146

Cash flows used in investing activities	(191,869)	(303,399)	(117,255)

Cash flows from financing activities:
Net proceeds from issuance of common stock	20,893	13,855	5,457
Cash used for purchase of treasury shares	(4,200)	(1,113)	(3,481)
Proceeds received under revolving credit facility	184,000	15,000	—
Payments on revolving credit facility	(34,000)	(15,000)	—
Payments under credit agreement	(33,051)	(311,275)	(213,866)
Net proceeds from senior credit facility	—	100,000	—
Debt issuance costs	(89)	(22,500)	—
Net proceeds from note offering	—	1,035,000	—
Net payment on senior subordinated notes	(360,383)	(861,019)	(47,187)
Dividends	(365)	(365)	(365)

Cash flows used in financing activities	(227,195)	(47,417)	(259,442)

Effect of exchange rate changes in cash and cash equivalents	(1,340)	315	(300)

Net (decrease) increase in cash and cash equivalents	(25,699)	25,408	(58,176)
Cash and cash equivalents at beginning of period	58,911	33,503	91,679

Cash and cash equivalents at end of period	$33,212	$58,911	$33,503

Supplemental disclosures of cash flow information:
Cash paid for interest	$140,048	$143,589	$153,800

Cash paid for state and federal income taxes	$4,096	$2,392	$2,651

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Advertising Company (the Company) is engaged in the outdoor advertising business, operating over 145,000 billboard advertising displays in 44 states, Canada and Puerto Rico. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, the Company operates a logo sign business in 22 states throughout the United States and the province of Ontario, Canada and operates over 38,000 transit advertising displays in 16 states, Canada and Puerto Rico. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.

(b) Principles of Consolidation

The accompanying consolidated financial statements include Lamar Advertising Company, its wholly owned subsidiary, Lamar Media Corp. (Lamar Media), and its majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

An operating segment is a component of an enterprise:

•	that engages in business activities from which it may earn revenues and incur expenses;

•	whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and

•	for which discrete financial information is available.

We define the term ‘chief operating decision maker’ to be our executive management group, which consist of our Chief Executive Officer, President and Chief Financial Officer. Currently, all operations are reviewed on a consolidated basis for budget and business plan performance by our executive management group. Additionally, operational performance at the end of each reporting period is viewed in the aggregate by our management group. Any decisions related to changes in invested capital, personnel, operational improvement or training, or to allocate other company resources are made based on the combined results.

We operate in a single operating and reporting segment, advertising. We sell advertising on billboards, buses, shelters and benches and logo plates.

(c) Adjustment to Previously Reported Amounts

Immaterial Correction of an Error. During the fourth quarter of 2013, the Company revised previously reported amounts due to a change from recognizing revenue on a monthly basis over the term of the advertising contract to recognizing revenue on a daily basis over the term of the advertising contract. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods. The correction of the immaterial error resulted in an increase to deferred income liability of $21,651 and $18,486 at December 31, 2012 and 2011, respectively, an increase of accumulated deficit of $13,208 and $11,277 and a reduction in net revenue and net income of $3,165 and $2,773 and $1,931 and $1,692, for the years ended December 31, 2012 and 2011, respectively. The correction also resulted in a decrease of $0.02 in earnings per basic and dilutive share for the years ended December 31, 2012 and 2011.

Consequently, the Company revised its historical financial statements for fiscal 2012, fiscal 2011 herein, and will revise the quarters within fiscal 2013, when they are published in future filings. The Company recognized the cumulative effect of the error on periods prior to those that are presented herein by increasing deferred income liability and accumulated deficit by $15,713 and $9,585, respectively, as of December 31, 2010.

(d) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(e) Goodwill and Intangible Assets

Goodwill is subject to an annual impairment test. The Company designated December 31 as the date of its annual goodwill impairment test. Impairment testing involves various estimates and assumptions, which could vary, and an analysis of relevant market data and market capitalization. If industry and economic conditions deteriorate, the Company may be required to assess goodwill impairment before the next annual test, which could result in impairment charges.

The Company is required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. The fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on December 31, 2013 and 2012; therefore, the Company was not required to recognize an impairment loss.

Intangible assets, consisting primarily of site locations, customer lists and contracts, and non-competition agreements are amortized using the straight-line method over the assets estimated useful lives, generally from 3 to 15 years.

(f) Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset or asset group before interest expense. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(g) Deferred Income

Deferred income consists principally of advertising revenue invoiced in advance and gains resulting from the sale of certain assets to related parties. Deferred advertising revenue is recognized in income as services are provided over the term of the contract.

(h) Revenue Recognition

The Company recognizes outdoor advertising revenue on an accrual basis ratably over the term of the contracts, as services are provided. Production revenue and the related expense for the advertising copy are recognized upon completion of the sale.

The Company engages in barter transactions where the Company trades advertising space for goods and services. The Company recognizes revenues and expenses from barter transactions at fair value, which is determined based on the Company’s own historical practice of receiving cash for similar advertising space from buyers unrelated to the party in the barter transaction. The amount of revenue and expense recognized for advertising barter transactions is as follows:

	2013	2012	2011
Net revenues	$7,862	$6,798	$7,153
Direct advertising expenses	$3,005	$2,900	$2,766
General and administrative expenses	$4,417	$3,699	$3,524

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(j) Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of stock options and convertible debt. For the years ended December 31, 2013, December 31, 2012 and December 31, 2011, there were no dilutive shares excluded from the calculation.

(k) Share Based Compensation

Compensation expense for share-based awards is recognized based on the grant date fair value of those awards. Share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized during the years ended December 31, 2013, 2012, and 2011 were $24,936, $14,466 and $11,650. The $24,936 expensed during the year ended December 31, 2013 consists of (i) $17,340 related to stock options, (ii) $7,231 related to stock grants, made under the Company’s performance-based stock incentive program in 2013 (iii) $365 related to stock awards to directors. See Note 14 for information on the assumptions we used to calculate the fair value of stock-based compensation.

(l) Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

(m) Foreign Currency Translation

Local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are recorded as a component of other comprehensive income in the Consolidated Statement of Operations and Comprehensive Income and as a component of accumulated other comprehensive income in Consolidated Statement of Stockholders’ Equity.

(n) Asset Retirement Obligations

The Company is required to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the dismantlement, removal, site reclamation and similar activities of its properties.

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

(p) Comprehensive Income

Total comprehensive income is presented in the Consolidated Statements of Operations and Comprehensive Income and the components of accumulated other comprehensive income are presented in the Consolidated Statements of Stockholders’ Equity. Comprehensive Income is composed of foreign currency translation effects.

(q) Subsequent Events

The Company has performed an evaluation of subsequent events through the date on which the financial statements are issued.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(2) Acquisitions

Year Ended December 31, 2013

During the twelve months ended December 31, 2013, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $97,230, of which $92,248 was in cash and $4,982 in non-cash consideration consisting principally of exchanges of outdoor advertising assets. As a result of the acquisitions, a gain of $67 was recorded for transactions which involved the exchange of outdoor advertising assets during the year ended December 31, 2013.

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

Total
Property, plant and equipment	$18,196
Goodwill	18,631
Site locations	50,333
Non-competition agreements	430
Customer lists and contracts	10,390
Other assets	1,408
Current liabilities	(2,158)

$97,230

Total acquired intangible assets for the year ended December 31, 2013 were $79,784, of which $18,631 was assigned to goodwill. Although goodwill is not amortized for financial statement purposes, $18,582 is expected to be fully deductible for tax purposes. The remaining $61,153 of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $10,390 (7 year weighted average useful life) and site locations of $50,333 (15 year weighted average useful life). The aggregate amortization expense related to the 2013 acquisitions for the year ended December 31, 2013 was approximately $2,158.

The following unaudited pro forma financial information for the Company gives effect to the 2013 and 2012 acquisitions as if they had occurred on January 1, 2012. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2013	2012
Net revenues	$1,255,376	$1,225,958
Net income applicable to common stock	$40,725	$12,098
Net loss per common share — basic	$0.43	$0.13
Net loss per common share — diluted	$0.43	$0.13

Year Ended December 31, 2012

During the twelve months ended December 31, 2012, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of approximately $230,009, of which $206,068 was in cash and $23,941 in non-cash consideration consisting principally of exchanges of outdoor advertising assets. As a result of the acquisitions, a gain of $9,805 was recorded for transactions which involved the exchange of outdoor advertising assets during the year ended December 31, 2012.

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Total
Property, plant and equipment	$74,326
Goodwill	60,968
Site locations	78,288
Non-competition agreements	80
Customer lists and contracts	18,148
Other asset	7,763
Current liabilities	(3,424)
Long-term liabilities	(6,140)

$230,009

Total acquired intangible assets for the year ended December 31, 2012 were $157,484, of which $60,968 was assigned to goodwill. Although goodwill is not amortized for financial statement purposes, $23,937 is expected to be fully deductible for tax purposes. The remaining $96,516 of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $18,148 (7 year weighted average useful life) and site locations of $78,288 (15 year weighted average useful life). The aggregate amortization expense related to the 2012 acquisitions for the year ended December 31, 2012 was approximately $679.

The following unaudited pro forma financial information for the Company gives effect to the 2012 and 2011 acquisitions as if they had occurred on January 1, 2011. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2012	2011
Net revenues	$1,209,540	$1,174,520
Net income applicable to common stock	$8,161	$6,626
Net loss per common share — basic	$0.09	$0.07
Net loss per common share — diluted	$0.09	$0.07

(3) Non-cash Financing and Investing Activities

For the period ended December 31, 2013 and December 31, 2012, the Company had $4,982 and $23,941 non-cash investing activities related to acquisitions of outdoor advertising assets. For the year ended December 31, 2011, the Company had non-cash investing activities of $4,000 and $1,900 related to deposits paid in prior periods for the purchase of an aircraft in January 2011 that had a total purchase price of $11,539 and settlement of a notes receivable by a transfer of land, respectively.

(4) Property, Plant and Equipment

Major categories of property, plant and equipment at December 31, 2013 and 2012 are as follows:

	Estimated Life (Years)	2013	2012
Land	—	$312,883	$317,223
Building and improvements	10 — 39	125,724	115,646
Advertising structures	5 — 15	2,459,313	2,378,940
Automotive and other equipment	3 — 7	138,424	128,640

		$3,036,344	$2,940,449

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(5) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2013 and December 31, 2012:

	Estimated Life (Years)	2013		2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$492,299	$463,188	$482,883	$455,549
Non-competition agreements	3 — 15	63,933	62,914	63,519	62,566
Site locations	15	1,495,635	1,106,947	1,449,181	1,009,631
Other	5 — 15	14,008	13,441	13,608	13,133

		$2,065,875	$1,646,490	$2,009,191	$1,540,879
Unamortizable Intangible Assets:
Goodwill		$1,757,089	$253,536	$1,738,686	$253,536

The changes in the gross carrying amount of goodwill for the year ended December 31, 2013 are as follows:

Balance as of December 31, 2012	$1,738,686
Goodwill acquired during the year	18,631
Purchase price adjustments and other	(228)
Impairment losses	—

Balance as of December 31, 2013	$1,757,089

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $106,533, $102,941 and $102,918, respectively. The following is a summary of the estimated amortization expense for future years:

2014	$94,763
2015	58,713
2016	48,503
2017	43,255
2018	38,542
Thereafter	135,609

Total	$419,385

(6) Leases

The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built. The leases expire at various dates, and have varying options to renew and to cancel and may contain escalation provisions. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of December 31, 2013:

2014	$155,374
2015	$125,503
2016	$109,737
2017	$94,932
2018	$80,956
Thereafter	$595,410

Rental expense related to the Company’s operating leases was $222,638, $209,110, and $205,378 for the years ended December 31, 2013, 2012 and 2011, respectively.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(7) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2013 and 2012:

	2013	2012
Payroll	$11,311	$12,854
Interest	23,451	31,888
Insurance benefits	13,090	12,537
Accrued lease expense	37,346	32,100
Other	13,726	10,082

	$98,924	$99,461

(8) Long-term Debt

Long-term debt consists of the following at December 31, 2013 and 2012:

	2013	2012
Senior Credit Agreement	$502,106	$384,664
7 7/8% Senior Subordinated Notes	400,000	400,000
5 7/8% Senior Subordinated Notes	500,000	500,000
5% Senior Subordinated Notes	535,000	535,000
9 3/4% Senior Notes	—	339,121
Other notes with various rates and terms	1,696	2,069

	1,938,802	2,160,854
Less current maturities	(55,935)	(33,134)

Long-term debt excluding current maturities	$1,882,867	$2,127,720

Long-term debt matures as follows:

2014	$55,935
2015	$335,698
2016	$27,142
2017	$85,000
2018	$400,000
Later years	$1,035,027

9 3/4% Senior Notes

On March 27, 2009, Lamar Media completed an institutional private placement of $350,000 in aggregate principal amount ($314,927 gross proceeds) of 9 3/4% Senior Notes due 2014. The institutional private placement resulted in net proceeds to Lamar Media of approximately $307,489. The senior notes mature on April 1, 2014 and bear interest at a rate of 9 3/4% per annum, which is payable semi-annually on April 1 and October 1 of each year, beginning October 1, 2009. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. The terms of the senior notes will, among other things, limit Lamar Media’s and its restricted subsidiaries’ ability to (i) incur additional debt and issue preferred stock; (ii) make certain distributions, investments and other restricted payments; (iii) create certain liens; (iv) enter into transactions with affiliates; (v) have the restricted subsidiaries make payments to Lamar Media; (vi) merge, consolidate or sell substantially all of Lamar Media’s or the restricted subsidiaries’ assets; and (vii) sell assets. These covenants are subject to a number of exceptions and qualifications.

Lamar Media may redeem up to 35% of the aggregate principal amount of the senior notes, at any time and from time to time, at a price equal to 109.75% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon (including additional interest, if any), with the net cash proceeds of certain public equity offerings completed before April 1, 2012. At any time prior to April 1, 2014, Lamar Media may redeem some or all of the senior notes at a price equal to 100% of the principal amount plus a make-whole premium. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s senior notes at a price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

On December 4, 2013, Lamar Media redeemed in full all $350,000 in aggregate principal amount of its 9 3/4% Senior Notes. A loss of $14,345 was recorded as a result of this transaction, of which $3,962 was non-cash. No 9 3/4% Senior Notes remained outstanding at December 31, 2013.

7 7/8% Senior Subordinated Notes

On April 22, 2010, Lamar Media completed an institutional private placement of $400,000 aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018. The institutional private placement resulted in net proceeds to Lamar Media of approximately $392,000.

Lamar Media may redeem up to 35% of the aggregate principal amount of the Notes, at any time and from time to time, at a price equal to 107.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon (including additional interest, if any), with the net cash proceeds of certain public equity offerings completed before April 15, 2013, provided that following the redemption at least 65% of the 7 7/8% Senior Subordinated Notes that were originally issued remain outstanding. At any time prior to April 15, 2014, Lamar Media may redeem some or all of the 7 7/8% Senior Subordinated Notes at a price equal to 100% of the principal amount plus a make-whole premium. On or after April 15, 2014, Lamar Media may redeem the 7 7/8% Senior Subordinated Notes, in whole or part, in cash at redemption prices specified in the Indenture.

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

Senior Credit Facility (as of December 31, 2013)

On February 9, 2012, Lamar Media entered into a restatement agreement with respect to its existing senior credit facility in order to fund a new $100,000 Term loan A facility and to make certain covenant changes to the senior credit facility, which was entered into on April 28, 2010, as amended on June 11, 2010, November 18, 2010 and February 9, 2012 and further amended on October 24, 2013, for which JPMorgan Chase Bank, N.A. serves as administrative agent. The senior credit facility consists of a $250,000 revolving credit facility, a $270,000 term loan A-1 facility, a $30,000 term loan A-2 facility, a $100,000 term loan A-3 facility, a $575,000 term loan B facility and a $300,000

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

incremental facility, which may be increased by up to an additional $200,000 based upon our satisfaction of a senior debt ratio test (defined as total consolidated senior debt of Lamar Media and its restricted subsidiaries to EBITDA, as defined in the senior credit facility for the most recent four fiscal quarters then ended) of less than or equal to 3.25 to 1. Lamar Media is the borrower under the senior credit facility, except with respect to the $30,000 term loan A-2 facility for which Lamar Media’s wholly owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110,000 of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

The remaining quarterly amortizations of the Term facilities as of December 31, 2013 is as follows:

	Term A-1	Term A-2	Term A-3	Term B
March 31, 2014	$6,750	$750	$625	$57.5
June 30, 2014 — December 31, 2014	$13,500	$1,500	$625	$57.4
March 31, 2015	$13,500	$1,500	$1,250	$57.5
June 30, 2015 — September 30, 2015	$37,125	$4,125	$1,250	$57.4
December 31, 2015	$74,250	$8,250	$1,250	$57.4
March 31, 2016 — September 30, 2016	$—	$—	$1,250	$57.4
December 31, 2016	$—	$—	$1,250	$21,474.7
March 31, 2017— June 30, 2017	$—	$—	$21,250	$—
August 9, 2017	$—	$—	$42,500	$—

In addition to the amortizations of our Term facilities, Lamar Media may be required to make certain mandatory prepayments on loans outstanding under the senior credit facility that would be applied first to any outstanding term loans, commencing with the year ended December 31, 2010. These payments, if any, are determined annually and are calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the senior credit facility) at the end of each fiscal year. For fiscal years ending on or after December 31, 2012, the percentage of Consolidated Excess Cash Flow that must be applied is subject to a reduction to 0% if the total holdings debt ratio, as described above, is less than or equal to 5.00 to 1.00 as of the last day of such fiscal year. The Company will not be required to make a mandatory prepayment in respect of Consolidated Excess Cash Flow for the fiscal year ended December 31, 2013 since there was a consolidated cash flow deficit, in accordance with the calculation as defined in the senior credit facility and the total holdings debt ratio was less than 5.0 to 1.0.

As of December 31, 2013, there were $150,000 revolving credit loans outstanding under the revolving senior credit facility. The revolving facility terminates April 28, 2015. Availability under the revolving facility is reduced by the amount of letters of credit outstanding. The Company had $6,973 letters of credit outstanding as of December 31, 2013 and $93,027 availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at the Company’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company’s ratio of debt to trailing twelve month EBITDA, as defined in the senior credit facility.

The terms of Lamar Media’s senior credit facility and the indenture relating to Lamar Media’s outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:

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

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Lamar Media’s ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. Under Lamar Media’s senior credit facility the Company must maintain specified financial ratios and levels including:

•	fixed charges coverage ratio;

•	senior debt ratio; and

•	total holdings debt ratio.

Lamar Advertising and Lamar Media were in compliance with all of the terms of all of the indentures and the applicable senior credit agreement during the periods presented.

(9) Asset Retirement Obligation

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2011	$180,662
Additions to asset retirement obligations	5,434
Accretion expense	10,871
Liabilities settled	(7,308)

Balance at December 31, 2012	189,659
Additions to asset retirement obligations	3,741
Accretion expense	11,046
Liabilities settled	(3,615)

Balance at December 31, 2013	$200,831

(10) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Operations are:

	Year Ended December 31,
	2013	2012	2011
Direct expenses	$283,280	$277,662	$283,720
General and administrative expenses	4,684	4,137	4,224
Corporate expenses	12,615	14,284	11,695

	$300,579	$296,083	$299,639

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(11) Income Taxes

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2013:
U.S. federal	$930	$21,681	$22,611
State and local	1,609	1,165	2,774
Foreign	1,553	(4,097)	(2,544)

	$4,092	$18,749	$22,841

Year ended December 31, 2012:
U.S. federal	$—	$6,743	$6,743
State and local	823	826	1,649
Foreign	1,103	(1,253)	(150)

	$1,926	$6,316	$8,242

Year ended December 31, 2011:
U.S. federal	$—	$1,883	$1,883
State and local	1,074	1,125	2,199
Foreign	1,847	(387)	1,460

	$2,921	$2,621	$5,542

As of December 31, 2013 and December 31, 2012, the Company had income taxes payable of $848 and $252, respectively, included in accrued expenses.

The U.S. and foreign components of earnings before income taxes are as follows:

	2013	2012	2011
U.S.	$62,506	$17,279	$13,868
Foreign	474	(1,147)	(1,468)

Total	$62,980	$16,132	$12,400

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 35 percent to income before taxes is as follows:

	2013	2012	2011
Income tax expense at U.S. federal statutory rate	$22,043	$5,646	$4,340
State and local income taxes, net of federal income tax benefit	3,585	1,541	847
Book expenses not deductible for tax purposes	1,351	1,058	746
Stock-based compensation	65	270	464
Undistributed earnings of Canadian subsidiaries (a)	—	—	(4,023)
Valuation allowance	(1,097)	(331)	382
Rate change (b)	(2,565)	49	1,743
Other differences, net	(541)	9	1,043

Income tax expense	$22,841	$8,242	$5,542

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(a)	For the period ended December 31, 2011, management asserted that the undistributed earnings of our Canadian subsidiaries were permanently reinvested and a deferred tax benefit of $4,023 was recognized from the release of the December 31, 2010 deferred tax liability. In periods prior to December 31, 2011, the undistributed earnings of our Canadian subsidiaries were not designated as permanently reinvested.

(b)	In 2013, the “Tax Burden Adjustment and Redistribution Act” was signed into law. Under the enacted legislation, the Puerto Rico corporate income tax rate was increased to 39% from 30%. As a result, a non-cash benefit of $2,479 to income tax expense was recorded for the increase of the Puerto Rico net deferred tax asset. Also in 2013, British Columbia Bill 2 was signed into law. The enacted legislation increased the general corporate income tax rate to 11% from 10%. As a result, a non-cash benefit of $86 to income tax expense was recorded for the increase of the Canadian net deferred tax asset.

In 2012, Ontario Bill 114 was signed into law. The enacted legislation freezes the general corporate income tax rate at 11.5%, cancelling the previously enacted rate reductions for 2012 and 2013 to 11% and 10%, respectively. As a result, a non-cash charge of $49 to income tax expense was recorded for the increase of the Canadian net deferred tax liability.

In 2011, the “Internal Revenue Code for a New Puerto Rico” was signed into law. Under the enacted legislation, the Puerto Rico corporate income tax rate was lowered from 39% to 30%. As a result, a non-cash charge of $1,743 to income tax expense was recorded for the reduction of the Puerto Rico net deferred tax asset.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$2,972	$2,964
Accrued liabilities not deducted for tax purposes	37,764	35,580
Asset retirement obligation	70,166	65,994
Net operating loss carry forwards	138,865	163,597
Tax credit carry forwards	4,844	3,765
Charitable contributions carry forward	9	592

Gross deferred tax assets	254,620	272,492
Less: valuation allowance	(2,331)	(3,424)

Net deferred tax assets	252,289	269,068

Deferred tax liabilities:
Property, plant and equipment	(45,160)	(48,271)
Intangibles	(314,382)	(308,266)
Investment in partnerships	(1,519)	(1,244)

Gross deferred tax liabilities	(361,061)	(357,781)

Net deferred tax liabilities	$(108,772)	$(88,713)

Classification in the consolidated balance sheets:
Current deferred tax assets	$10,378	$10,817
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	—	—
Noncurrent deferred tax liabilities	(119,150)	(99,530)

Net deferred tax liabilities	$(108,772)	$(88,713)

During 2013, we utilized $65,641 of U.S. net operating losses, leaving $305,172 of U.S. net operating loss carry forwards remaining at December 31, 2013 to offset future taxable income. Of this amount, $13,049 is subject to an IRC §382 limitation, but will be available to be fully utilized by no later than 2017. These carry forwards expire between 2020 through 2032. In addition, we have $4,443 of various credits available to offset future U.S. federal income tax.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

As of December 31, 2013 we have approximately $430,191 of state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $247 of various credits available to offset future state income tax. Management has determined that a valuation allowance related to state net operating loss carry forwards in certain jurisdictions is necessary. The valuation allowance for these deferred tax assets as of December 31, 2013 and December 31, 2012, was $2,323 and $3,410, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2013, 2012, and 2011 was a (decrease) increase of $(1,087), $(332) and $410, respectively.

During 2013, we generated $3,285 of Puerto Rico net operating losses. As of December 31, 2013, we had approximately $28,523 of Puerto Rico net operating losses available to offset future taxable income. These carry forwards expire between 2016 and 2023. In addition, we have $154 of alternative minimum tax credits available to offset future Puerto Rico income tax.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings and projected decreases in future depreciation and amortization, the Company will generate the minimum amount of future taxable income to support the realization of the deferred tax assets. Additionally, the Company has a significant amount of deferred tax liabilities that will reverse during the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets. As a result, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances at December 31, 2013. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

We have not recognized a deferred tax liability of approximately $7,583 for the undistributed earnings of our Canadian operations that arose in 2013 and prior years as management considers these earnings to be indefinitely invested outside the U.S. As of December 31, 2013, the undistributed earnings of these subsidiaries were approximately $21,665.

Under ASC 740, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2011	$135
Additions for tax positions related to current year	3
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(63)
Settlements	—

Balance as of December 31, 2012	$75
Additions for tax positions related to current year	1
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(41)
Settlements	—

Balance as of December 31, 2013	$35

Included in the balance of unrecognized benefits at December 31, 2013 is $35 of tax benefits that, if recognized in future periods, would impact our effective tax rate.

During the years ended December 31, 2013 and December 31, 2012, we recognized interest and penalties of $1 and $3, respectively, as components of income tax expense in connection with our liabilities related to uncertain tax positions. Interest and penalties included in the balance at December 31, 2013 and December 31, 2012, was $4 and $14, respectively.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years before 2010 since the IRS has completed review of our income tax returns through 2009, or for any U.S. state income tax audit prior to 2002. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2009 and 2008, respectively.

Within the next twelve months, it is reasonably possible, that we could decrease our unrecognized tax benefits up to $35 as a result of the expiration of statute of limitations.

(12) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.

Prior to 1996, the Company entered into various related party transactions for the purchase and sale of advertising structures whereby any resulting gains were deferred at that date. As of December 31, 2013 and 2012, the deferred gains related to these transactions were $85, respectively, and are included in deferred income on the balance sheets. No gains related to these transactions have been realized in the Statements of Operations for the years ended December 31, 2013, 2012 and 2011.

In addition, the Company had receivables from employees of $126 and $57 at December 31, 2013 and 2012, respectively. These receivables are primarily relocation loans for employees. The Company does not have any receivables from its current executive officers.

In June 2011, the Company entered into a service contract with Joule Energy LA, LLC (“Joule”), of which Ross L. Reilly is a member and owns 26.66% interest. Joule provides services related to the Company’s installation of solar arrays in the State of Louisiana, which services are expected to be completed in 2012 and 2013. In addition, from time to time beginning in 2012, Joule provides lighting installation services for certain of Lamar Advertising’s billboards in the state of Louisiana. As of December 31, 2013, the aggregate amount paid to Joule under the service contract was approximately $1,538. Ross L. Reilly is the son of Kevin P. Reilly, Jr., our Chairman of the Board of Directors and President.

(13) Stockholders’ Equity

On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock. The Class A preferred stock, par value $638, was exchanged for the new Series AA preferred stock and no shares of Class A preferred stock are currently outstanding. The new Series AA preferred stock and the class A preferred stock rank senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock and Class A preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock and the Class A preferred stock are also entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2013 was $3,649. The Series AA preferred stock and the Class A preferred stock are identical, except that the Series AA preferred stock is entitled to one vote per share and the Class A preferred stock is not entitled to vote.

All of the outstanding shares of common stock are fully paid and nonassessable. In the event of the liquidation or dissolution of the Company, following any required distribution to the holders of outstanding shares of preferred stock, the holders of common stock are entitled to share pro rata in any balance of the corporate assets available for distribution to them. The Company may pay dividends if, when and as declared by the Board of Directors from funds legally available therefore, subject to the restrictions set forth in the Company’s existing indentures and the senior credit facility. Subject to the preferential rights of the holders of any class of preferred stock, holders of shares of common stock are entitled to receive such dividends as may be declared by the Company’s Board of directors out of funds legally available for such purpose. No dividend may be declared or paid in cash or property on any share of either class of common stock unless simultaneously the same dividend is declared or paid on each share of the other class of common stock, provided that, in the event of stock dividends, holders of a specific class of common stock shall be entitled to receive only additional shares of such class.

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

(14) Stock Compensation Plans

Equity Incentive Plan. Lamar’s 1996 Equity Incentive Plan, as amended, (the “Incentive Plan”) has reserved 15.5 million shares of common stock for issuance to directors and employees, including options granted and common stock reserved for issuance under its performance-based incentive program. Options granted under the plan expire ten years from the grant date with vesting terms ranging from three to five years which primarily includes 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market on the date of grant.

In May 2013, the Incentive Plan was amended to increase the number of shares available by 2.5 million shares. In February 2013, the plan was amended to eliminate the provision that limited the amount of Class A Common Stock, including shares retained from an award, that could be withheld to satisfy tax withholding obligations to the minimum tax obligations required by law (except with respect to option awards). In accordance with ASC 718, the Company is required to classify the awards affected by the amendment as liability-classified awards at fair value each period prior to their settlement. As of December 31, 2013, the Company recorded a liability, in accrued expenses, of $6,757 related to its equity incentive awards affected by this amendment.

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

We estimate option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical forfeiture data.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2013	0%	51%	1%	6
2012	0%	52%	2%	5
2011	0%	52%	2%	5

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Information regarding the 1996 Plan for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, beginning of year	2,124,886	$22.36
Granted	1,807,000	42.31
Exercised	(682,263)	24.90
Canceled	(17,200)	38.73

Outstanding, end of year	3,232,423	$32.89	7.37

Exercisable at end of year	1,737,823	$25.16	5.95

At December 31, 2013 there was $24,107 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 2.00 years.

Shares available for future stock option and restricted share grants to employees and directors under existing plans were 2,797,768 at December 31, 2013. The aggregate intrinsic value of options outstanding as of December 31, 2013 was $62,609, and the aggregate intrinsic value of options exercisable was $47,085. Total intrinsic value of options exercised was $15,362 for the year ended December 31, 2013.

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

The following is a summary of 2009 ESPP share activity for the year ended December 31, 2013:

Shares
Available for future purchases, January 1, 2013	358,950
Additional shares reserved under 2009 ESPP	78,963
Purchases	(110,224)

Available for future purchases, December 31, 2013	327,689

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers and employees under our 1996 Plan based on certain Company performance measures for fiscal 2013. The number of shares to be issued; if any, are dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2013 results and were issued in the first quarter of 2014. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. Based on the Company’s performance measures achieved through December 31, 2013, the Company has accrued $7,231 as compensation expense related to these agreements.

(15) Benefit Plans

The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2013, the Company maintained $6,751 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Savings and Profit Sharing Plan

The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company has the option to match 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company matched contributions of $3,581, $3,184 and $2,870 for the years ended December 31, 2013, 2012 and 2011, respectively.

Deferred Compensation Plan

The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers that have attained the age of 30 and have a minimum of 10 years of service to the Company and satisfying additional eligibility guidelines are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the Plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. For the years ended December 31, 2013, 2012 and 2011, the Company contributed $1,323, $1,260 and $1,223, respectively.

On December 8, 2005, the Company’s Board of Directors approved an amendment to the Lamar Deferred Compensation Plan in order to (1) to comply with the requirements of Section 409A of the Internal Revenue Code (“Section 409A”) applicable to deferred compensation and (2) to reflect changes in the administration of the Plan. The Company’s Board of Directors also approved the adoption of a grantor trust pursuant to which amounts may be set aside, but remain subject to claims of the Company’s creditors, for payments of liabilities under the new plan, including amounts contributed under the old plan. The plan was further amended in August 2007 to make certain amendments to reflect Section 409A regulations issued on April 10, 2007. An additional clarifying amendment was made to the plan in December 2013.

(16) Commitment and Contingencies

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

(17) Summarized Financial Information of Subsidiaries

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

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of the senior credit facility. As of December 31, 2013 and December 31, 2012, Lamar Media was permitted under the terms of its outstanding senior subordinated notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,072,542 and $1,706,875, respectively. Transfers to Lamar Advertising are subject to additional restrictions if, under the senior credit facility and as defined therein, (x) the total holdings debt ratio is greater than 5.75 to 1 or (y) the senior debt ratio is greater than 3.25 to 1.0. As of December 31, 2013, the total holdings debt ratio was less than 5.75 to 1 and Lamar Media’s senior debt ratio was less than 3.25 to 1; therefore, transfers to Lamar Advertising were not subject to any additional restrictions under the senior credit facility.

(18) Fair Value of Financial Instruments

At December 31, 2013 and 2012, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $1,948,040, which exceeded both the gross and carrying amount of $1,938,802 as of December 31, 2013.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(19) Quarterly Financial Data (Unaudited)

The tables below represent the “as adjusted” balances for the selected quarterly financial data of the Company for each reporting period in the years ended December 31, 2013 and 2012. See Note (1)(c) Adjustment to Previously Reported Amounts for further information.

	Year 2013 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$276,605	$327,744	$321,141	$320,352
Net revenues less direct advertising expenses	$170,086	$217,021	$211,501	$210,390
Net (loss) income applicable to common stock	$(10,354)	$23,031	$17,003	$10,094
Net (loss) income per common share basic	$(0.11)	$0.24	$0.18	$0.11
Net (loss) income per common share — diluted	$(0.11)	$0.24	$0.18	$0.11

	Year 2012 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$262,465	$301,106	$309,526	$306,639
Net revenues less direct advertising expenses	$159,042	$196,035	$205,681	$200,440
Net (loss) income applicable to common stock	$(25,209)	$11,534	$13,381	$7,819
Net (loss) income per common share basic	$(0.27)	$0.13	$0.14	$0.08
Net (loss) income per common share — diluted	$(0.27)	$0.13	$0.14	$0.08

The tables below represent the “as previously reported” balances for the selected quarterly financial data of the Company for the quarters ended March 31, June 30 and September 30, 2013 and all reporting periods in the year ended December 31, 2012.

	Year 2013 Quarters
	March 31	June 30	September 30
Net revenues	$283,479	$324,684	$323,184
Net revenues less direct advertising expenses	$176,960	$213,961	$213,544
Net (loss) income applicable to common stock	$(6,161)	$21,164	$18,249
Net (loss) income per common share basic	$(0.07)	$0.22	$0.09
Net (loss) income per common share — diluted	$(0.07)	$0.22	$0.09

	Year 2012 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$266,238	$304,872	$306,286	$305,505
Net revenues less direct advertising expenses	$162,815	$199,801	$202,441	$199,306
Net (loss) income applicable to common stock	$(22,907)	$13,831	$11,405	$7,127
Net (loss) income per common share basic	$(0.25)	$0.15	$0.12	$0.08
Net (loss) income per common share — diluted	$(0.25)	$0.15	$0.12	$0.08

(20) Subsequent Events

On January 10, 2014, the Company completed an institutional private placement of $510,000 aggregate principal amount of 5 3/8% Senior Notes due 2024 of Lamar Media. The institutional private placement resulted in net proceeds to Lamar Media of approximately $502,300. Lamar Media used the proceeds of this offering to repay in full all amounts then outstanding under its senior credit facility.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

On February 3, 2014, Lamar Media entered into a second restatement agreement with the Company, certain of Lamar Media’s subsidiaries as guarantors and the lenders named therein under which the parties agreed to amend and restate the existing senior credit facility for which JPMorgan Chase Bank, N.A. serves as administrative agent; the second amended and restated senior credit agreement was entered into on April 28, 2010, amended and restated on February 9, 2012 and amended and restated on February 3, 2014 (as amended and restated, the “senior credit facility”). Among other things, the amendments increased the revolving credit facility from $250,000 to $400,000 and extended its maturity date to February 2, 2019. The incremental facility was also increased from $300,000 to $500,000. In addition, the senior credit facility was amended to include provisions that would allow Lamar Media to conduct its affairs in a manner that would allow Lamar Advertising to qualify and remain qualified as a REIT, subject to certain restrictions. It also eliminated a requirement that Lamar Media make mandatory prepayments on loans in certain circumstances based on excess cash flow.

SCHEDULE 2

Lamar Advertising Company

And Subsidiaries

Valuation and Qualifying Accounts

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2013
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,615	6,034	6,034	$7,615
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,794,415	106,533	922	$1,900,026
Year ended December 31, 2012
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,500	5,484	5,369	$7,615
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,705,402	102,941	13,928	$1,794,415
Year ended December 31, 2011
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$8,100	7,591	8,191	$7,500
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,602,723	102,679	—	$1,705,402

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Lamar Media’s management assessed the effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control Integrated Framework (1992). Based on this assessment, Lamar Media’s management has concluded that, as of December 31, 2013, Lamar Media’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Lamar Media Corp.:

We have audited Lamar Media Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Media Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Lamar Media Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2013, and the financial statement schedule, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Lamar Media Corp.:

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Media Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Media Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 27, 2014

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2013 and 2012

(In thousands, except share and per share data)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$32,712	$58,411
Receivables, net of allowance for doubtful accounts of $7,615 in both 2013 and 2012	161,741	159,829
Prepaid expenses	42,048	41,132
Deferred income tax assets (note 6)	10,378	10,817
Other current assets	34,679	30,546

Total current assets	281,558	300,735

Property, plant and equipment	3,036,456	2,940,449
Less accumulated depreciation and amortization	(1,914,527)	(1,760,090)

Net property, plant and equipment	1,121,929	1,180,359

Goodwill (note 3)	1,493,401	1,474,998
Intangible assets, net (note 3)	418,919	467,837
Deferred financing costs, net of accumulated amortization of $15,893 and $16,579 as of 2013 and 2012, respectively	28,336	35,834
Other assets	39,118	35,901

Total assets	$3,383,261	$3,495,664

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$13,341	$13,539
Current maturities of long-term debt (note 5)	55,935	33,134
Accrued expenses (note 4)	95,632	96,860
Deferred income	77,153	72,974

Total current liabilities	242,061	216,507
Long-term debt (note 5)	1,882,867	2,127,720
Deferred income tax liabilities (note 6)	152,541	132,785
Asset retirement obligation	200,831	189,659
Other liabilities	20,471	16,388

Total liabilities	2,498,771	2,683,059

Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2013 and 2012	—	—
Additional paid-in-capital	2,644,015	2,606,157
Accumulated comprehensive income	3,867	5,978
Accumulated deficit	(1,763,392)	(1,799,530)

Stockholder’s equity	884,490	812,605

Total liabilities and stockholder’s equity	$3,383,261	$3,495,664

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Statements of Operations
Net revenues	$1,245,842	$1,179,736	$1,130,714

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	436,844	418,538	409,052
General and administrative expenses (exclusive of depreciation and amortization)	231,574	211,320	202,437
Corporate expenses (exclusive of depreciation and amortization)	56,877	52,750	46,175
Depreciation and amortization	300,579	296,083	299,639
Gain on disposition of assets	(3,804)	(13,817)	(10,548)

	1,022,070	964,874	946,755

Operating income	223,772	214,862	183,959
Other expense (income):
Loss on extinguishment of debt	14,345	41,632	677
Interest income	(165)	(331)	(569)
Interest expense	146,277	157,093	171,093

	160,457	198,394	171,201

Income before income tax expense	63,315	16,468	12,758
Income tax expense (note 6)	22,977	8,353	5,838

Net income	$40,338	$8,115	$6,920

Statements of Comprehensive Income
Net income	$40,338	$8,115	$6,920
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,111)	652	(784)

Comprehensive income	$38,227	$8,767	$6,136

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2010	$—	$2,562,765	$6,110	$(1,809,971)	$758,904
Contribution from parent	—	16,553	—	—	16,553
Foreign currency translations	—	—	(784)	—	(784)
Net income	—	—	—	6,920	6,920
Dividend to parent	—	—	—	(3,481)	(3,481)

Balance, December 31, 2011	$—	$2,579,318	$5,326	$(1,806,532)	$778,112
Contribution from parent	—	26,839	—	—	26,839
Foreign currency translations	—	—	652	—	652
Net income	—	—	—	8,115	8,115
Dividend to parent	—	—	—	(1,113)	(1,113)

Balance, December 31, 2012	$—	$2,606,157	$5,978	$(1,799,530)	$812,605
Contribution from parent	—	37,858	—	—	37,858
Foreign currency translations	—	—	(2,111)	—	(2,111)
Net income	—	—	—	40,338	40,338
Dividend to parent	—	—	—	(4,200)	(4,200)

Balance, December 31, 2013	$—	$2,644,015	$3,867	$(1,763,392)	$884,490

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$40,338	$8,115	$6,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300,579	296,083	299,639
Non-cash compensation	24,936	14,466	11,650
Amortization included in interest expense	14,667	17,741	18,517
Loss on extinguishment of debt	14,345	41,632	677
Gain on disposition of assets and investments	(3,804)	(13,817)	(10,548)
Deferred income tax expense	18,885	6,426	2,916
Provision for doubtful accounts	6,034	5,484	7,591
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(6,663)	(13,233)	(14,622)
Prepaid expenses	788	1,903	1,201
Other assets	(4,970)	(2,876)	(1,863)
Increase (decrease) in:
Trade accounts payable	(89)	(127)	(489)
Accrued expenses	(6,371)	2,259	(630)
Other liabilities	(21,300)	5,301	(10,611)

Cash flows provided by operating activities	377,375	369,357	310,348

Cash flows from investing activities:
Capital expenditures	(105,650)	(105,570)	(107,070)
Acquisitions	(92,248)	(206,068)	(23,497)
(Increase) decrease in notes receivable	(840)	122	166
Proceeds from disposition of assets and investments	6,869	8,117	13,146

Cash flows used in investing activities	(191,869)	(303,399)	(117,255)

Cash flows from financing activities:
Payments under credit agreement	(33,051)	(311,275)	(213,866)
Net proceeds from senior credit facility	—	100,000	—
Proceeds received under revolving credit facility	184,000	15,000	—
Payments on revolving credit facility	(34,000)	(15,000)	—
Net payment on senior subordinated notes	(360,383)	(861,019)	(47,187)
Debt issuance costs	(89)	(22,500)	—
Net proceeds from note offering	—	1,035,000	—
Dividends to parent	(4,200)	(1,113)	(3,481)
Contributions from parent	37,858	19,668	16,553

Cash flows used in financing activities	(209,865)	(41,239)	(247,981)

Effect of exchange rate changes in cash and cash equivalents	(1,340)	315	(300)

Net (decrease) increase in cash and cash equivalents	(25,699)	25,034	(55,188)
Cash and cash equivalents at beginning of period	58,411	33,377	88,565

Cash and cash equivalents at end of period	$32,712	$58,411	$33,377

Supplemental disclosures of cash flow information:
Cash paid for interest	$140,048	$143,589	$153,800

Cash paid for state and federal income taxes	$4,096	$2,392	$2,651

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Media Corp. is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media Corp. is engaged in the outdoor advertising business operating approximately 145,000 outdoor advertising displays in 44 states. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, Lamar Media operates a logo sign business in 22 states throughout the United States as well as the province of Ontario, Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 4, 6, 9, 10, 13, 14, 15, 16, 17 and 18 and portions of notes 1 and 12 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this filing are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.

(b) Principles of Consolidation

The accompanying consolidated financial statements include Lamar Media Corp., its wholly owned subsidiaries, The Lamar Company, LLC, Lamar Central Outdoor, Inc., Lamar Oklahoma Holding Co., Inc., Lamar Advertising Southwest, Inc., Lamar DOA Tennessee Holdings, Inc., and Interstate Logos, LLC. and their majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

(2) Non-cash Financing and Investing Activities

For the period ended December 31, 2013 and December 31, 2012, the Company had non-cash investing activities of $4,982 and $23,941 related to acquisitions of outdoor advertising assets. For the year ended December 31, 2011, the Company had non-cash investing activities of $4,000 and $1,900 related to deposits paid in prior periods for the purchase of an aircraft in January 2011 that had a total purchase price of $11,539 and settlement of a notes receivable by a transfer of land, respectively.

(3) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2013 and December 31, 2012:

	Estimated Life (Years)	2013		2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7—10	$492,299	$463,188	$482,883	$455,549
Non-competition agreement	3—15	63,933	62,914	63,519	62,566
Site locations	15	1,495,635	1,106,945	1,449,181	1,009,631
Other	5—15	13,463	13,364	13,063	13,063

		$2,065,330	$1,646,411	$2,008,646	$1,540,809
Unamortizable Intangible Assets:
Goodwill		$1,746,068	$252,667	$1,727,665	$252,667

The changes in the gross carrying amount of goodwill for the year ended December 31, 2013 are as follows:

Balance as of December 31, 2012	$1,727,665
Goodwill acquired during the year	18,631
Purchase price adjustments and other	(228)
Impairment losses	—

Balance as of December 31, 2013	$1,746,068

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(4) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2013 and 2012:

	2013	2012
Payroll	$11,311	$12,854
Interest	23,451	31,888
Other	60,870	52,118

	$95,632	$96,860

(5) Long-term Debt

Long-term debt consists of the following at December 31, 2013 and 2012:

	2013	2012
Senior Credit Agreement	$502,106	$384,664
7 7/8% Senior Subordinated Notes	400,000	400,000
5 7/8% Senior Subordinated Notes	500,000	500,000
5% Senior Subordinated Notes	535,000	535,000
9 3/4% Senior Notes	—	339,121
Other notes with various rates and terms	1,696	2,069

	1,938,802	2,160,854
Less current maturities	(55,935)	(33,134)

Long-term debt excluding current maturities	$1,882,867	$2,127,720

Long-term debt matures as follows:

2014	$55,935
2015	$335,698
2016	$27,142
2017	$85,000
2018	$400,000
Later years	$1,035,027

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(6) Income Taxes

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2013:
U.S. federal	$930	$21,798	$22,728
State and local	1,609	1,184	2,793
Foreign	1,553	(4,097)	(2,544)

	$4,092	$18,885	$22,977

Year ended December 31, 2012:
U.S. federal	$—	$6,859	$6,859
State and local	824	820	1,644
Foreign	1,103	(1,253)	(150)

	$1,927	$6,426	$8,353

Year ended December 31, 2011:
U.S. federal	$—	$2,007	$2,007
State and local	1,075	1,295	2,370
Foreign	1,847	(386)	1,461

	$2,922	$2,916	$5,838

As of December 31, 2013 and December 31, 2012, the Company had income taxes payable of $630 and $0, respectively, included in accrued expenses.

The U.S. and foreign components of earnings before income taxes are as follows:

	2013	2012	2011
U.S.	$62,841	$17,615	$14,226
Foreign	474	(1,147)	(1,468)

Total	$63,315	$16,468	$12,758

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 35 percent to income before taxes is as follows:

	2013	2012	2011
Income tax expense at U.S. federal statutory rate	$22,160	$5,764	$4,465
State and local income taxes, net of federal income tax benefit	3,601	1,557	865
Book expenses not deductible for tax purposes	1,351	1,058	746
Stock-based compensation	65	270	464
Amortization of non-deductible goodwill	—	—	1
Undistributed earnings of Canadian subsidiaries (a)	—	—	(4,023)
Valuation allowance	(1,094)	(354)	382
Rate Change (b)	(2,565)	49	1,743
Other differences, net	(541)	9	1,195

Income tax expense	$22,977	$8,353	$5,838

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(a)	In periods prior to December 31, 2011, the undistributed earnings of our Canadian subsidiaries were not designated as permanently reinvested. For the period ended December 31, 2011, management asserted that the undistributed earnings of our Canadian subsidiaries were permanently reinvested and a deferred tax benefit of $4,023 was recognized from the release of the December 31, 2010 deferred tax liability.
(b)	In 2013, the “Tax Burden Adjustment and Redistribution Act” was signed into law. Under the enacted legislation, the Puerto Rico corporate income tax rate was increased to 39% from 30%. As a result, a non-cash benefit of $2,479 to income tax expense was recorded for the increase of the Puerto Rico net deferred tax asset. Also in 2013, British Columbia Bill 2 was signed into law. The enacted legislation increased the general corporate income tax rate to 11% from 10%. As a result, a non-cash benefit of $86 to income tax expense was recorded for the increase of the Canadian net deferred tax asset.

In 2012, Ontario Bill 114 was signed into law. The enacted legislation freezes the general corporate income tax rate at 11.5%, cancelling the previously enacted rate reductions for 2012 and 2013 to 11% and 10%, respectively. As a result, a non-cash charge of $49 to income tax expense was recorded for the increase of the Canadian net deferred tax liability.

In 2011, the “Internal Revenue Code for a New Puerto Rico” was signed into law. Under the enacted legislation, the Puerto Rico corporate income tax rate was lowered from 39% to 30%. As a result, a non-cash charge of $1,743 to income tax expense was recorded for the reduction of the Puerto Rico net deferred tax asset.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$2,972	$2,964
Accrued liabilities not deducted for tax purposes	37,764	35,580
Asset retirement obligation	70,166	65,994
Net operating loss carry forwards	89,496	114,361
Tax credit carry forwards	19,615	18,537
Charitable contributions carry forward	9	592

Gross deferred tax assets	220,022	238,028
Less: valuation allowance	(1,760)	(2,851)

Net deferred tax assets	218,262	235,177

Deferred tax liabilities:
Property, plant and equipment	(45,160)	(48,271)
Intangibles	(313,746)	(307,630)
Investment in partnerships	(1,519)	(1,244)

Gross deferred tax liabilities	(360,425)	(357,145)

Net deferred tax liabilities	$(142,163)	$(121,968)

Classification in the consolidated balance sheets:
Current deferred tax assets	$10,378	$10,817
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	—	—
Noncurrent deferred tax liabilities	(152,541)	(132,785)

Net deferred tax liabilities	$(142,163)	$(121,968)

During 2013, we utilized $65,976 of U.S. net operating losses, leaving $169,411 of U.S. net operating loss carry forwards remaining at December 31, 2013, to offset future taxable income. Of this amount, $13,049 is subject to an IRC §382 limitation, but will be available to be fully utilized by no later than 2017. These carry forwards expire between 2020 and 2032. In addition, we have $19,214 of various credits available to offset future U.S. federal income tax.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

As of December 31, 2013, we have approximately $392,470 state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $247 of various credits available to offset future state income tax. Management has determined that a valuation allowance related to state net operating loss carry forwards is necessary. The valuation allowance for these deferred tax assets as of December 31, 2013 and December 31, 2012 was $1,751 and $2,836, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2013, 2012, and 2011 was a (decrease) increase of $(1,085), $(356) and $407, respectively.

During 2013, we generated $3,285 of Puerto Rico net operating losses. As of December 31, 2013, we had approximately $28,523 of Puerto Rico net operating losses available to offset future taxable income. These carry forwards expire between 2016 and 2023. In addition, we have $154 of alternative minimum tax credits available to offset future Puerto Rico income tax.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings for financial reporting purposes and projected decreases in future depreciation and amortization, we will generate the minimum amount of future taxable income to support the realization of the deferred tax assets. Additionally, the company has a significant amount of deferred tax liabilities that will reverse during the same period and jurisdiction and is of the same character as the temporary differences giving rise to the deferred tax assets. As a result, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances at December 31, 2013. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

We have not recognized a deferred tax liability of approximately $7,583 for the undistributed earnings of our Canadian operations that arose in 2013 and prior years as management considers these earnings to be indefinitely invested outside the U.S. As of December 31, 2013, the undistributed earnings of these subsidiaries were approximately $21,665.

Under ASC 740, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2011	$135
Additions for tax positions related to current year	3
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(63)
Settlements	—

Balance as of December 31, 2012	$75
Additions for tax positions related to current year	1
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(41)
Settlements	—

Balance as of December 31, 2013	$35

Included in the balance of unrecognized benefits at December 31, 2013 is $35 of tax benefits that, if recognized in future periods, would impact our effective tax rate.

During the years ended December 31, 2013 and December 31, 2012, we recognized interest and penalties of $1 and $3, respectively, as components of income tax expense in connection with our liabilities related to uncertain tax positions. Interest and penalties included in the balance at December 31, 2013 and December 31, 2012, was $4 and $14, respectively.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years before 2010 since the IRS has completed review of our income tax returns through 2009, or for any U.S. state income tax audit prior to 2002. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2009 and 2008, respectively.

Within the next twelve months, it is reasonably possible, that we could decrease our unrecognized tax benefits up to $35 as a result of the expiration of statute of limitations.

(7) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.

As of December 31, 2013 and December 31, 2012, there was a payable to Lamar Advertising Company, its parent, in the amount of $7,665 and $8,356, respectively.

Effective December 31, 2013 and December 31, 2012, Lamar Advertising Company contributed $37,858 and $26,839 respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.

(8) Quarterly Financial Data (Unaudited)

The tables below represent the “as adjusted” balances for the selected quarterly financial data of the Company for each reporting period in the years ended December 31, 2013 and 2012. See Note (1)(c) Adjustment to Previously Reported Amounts for further information.

	Year 2013 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$276,605	$327,744	$321,141	$320,352
Net revenues less direct advertising expenses	$170,086	$217,021	$211,501	$210,390
Net (loss) income	$(10,212)	$23,178	$17,144	$10,228

	Year 2012 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$262,465	$301,106	$309,526	$306,639
Net revenues less direct advertising expenses	$159,042	$196,035	$205,681	$200,440
Net (loss) income	$(25,127)	$11,695	$13,561	$7,986

The tables below represent the “as previously reported” balances for the selected quarterly financial data of the Company for the quarters ended March 31, June 30 and September 30, 2013 and all reporting periods in the year ended December 31, 2012.

	Year 2013 Quarters
	March 31	June 30	September 30
Net revenues	$283,479	$324,684	$323,184
Net revenues less direct advertising expenses	$176,960	$213,961	$213,544
Net (loss) income	$(6,019)	$21,311	$18,390

	Year 2012 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$266,238	$304,872	$306,286	$305,505
Net revenues less direct advertising expenses	$162,815	$199,801	$202,441	$199,306
Net (loss) income	$(22,825)	$13,992	$11,585	$7,294

SCHEDULE 2

Lamar Media Corp.

and Subsidiaries

Valuation and Qualifying Accounts

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at end of Period
Year Ended December 31, 2013
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,615	6,034	6,034	$7,615
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,793,476	106,533	929	$1,899,080
Year Ended December 31, 2012
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,500	5,484	5,369	$7,615
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,704,492	102,941	13,957	$1,793,476
Year Ended December 31, 2011
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$8,100	7,591	8,191	$7,500
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,601,843	102,649	—	$1,704,492

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lamar Advertising Company

None.

Lamar Media Corp.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2013, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control Over Financial Reporting

Lamar Advertising Company

The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 36 of this combined Annual Report and is incorporated herein by reference.

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

Lamar Media Corp.

Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 64 of this combined Annual Report and is incorporated herein by reference.

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

Lamar Advertising Company

None.

Lamar Media Corp.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

We have adopted a Code of Business Conduct and Ethics (the “code of ethics”) that applies to all of our directors, officers and employees. The code of ethics is filed as an exhibit that is incorporated by reference into this Annual Report. In addition, if we make any substantive amendments to the code of ethics or grant any wavier, including any implicit wavier, from a provision of the code to any of our executive officers or directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) 1. FINANCIAL STATEMENTS

The financial statements are listed under Part II, Item 8 of this Annual Report.

2. FINANCIAL STATEMENT SCHEDULES

The financial statement schedules are included under Part II, Item 8 of this Annual Report.

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

LAMAR ADVERTISING COMPANY

February 27, 2014	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Reilly Sean E. Reilly	Chief Executive Officer (Principal Executive Officer)	2/27/14

/s/ Keith A. Istre Keith A. Istre	Chief Financial Officer (Principal Financial and Accounting Officer)	2/27/14

/s/ Kevin P. Reilly, Jr. Kevin P. Reilly, Jr.	President and Director	2/27/14

/s/ Wendell S. Reilly Wendell S. Reilly	Director	2/27/14

/s/ Stephen P. Mumblow Stephen P. Mumblow	Director	2/27/14

/s/ John Maxwell Hamilton John Maxwell Hamilton	Director	2/27/14

/s/ Thomas Reifenheiser Thomas Reifenheiser	Director	2/27/14

/s/ Anna Reilly Anna Reilly	Director	2/27/14

/s/ John E. Koerner, III John E. Koerner, III	Director	2/27/14

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

February 27, 2014	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/ Kevin P. Reilly, Jr. Kevin P. Reilly, Jr.	President and Director	2/27/14

/s/ Sean E. Reilly Sean E. Reilly	Chief Executive Officer and Director (Principal Executive Officer)	2/27/14

/s/ Keith A. Istre Keith A. Istre	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	2/27/14

/s/ C. Brent McCoy C. Brent McCoy	Executive Vice President of Business Development and Director	2/27/14

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
3(a)	Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3(c)	Amended and Restated Certificate of Incorporation of Lamar Media.	Previously filed as Exhibit 3.2 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3(d)	Amended and Restated Bylaws of Lamar Media.	Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4(a)	Specimen certificate for the shares of Class A common stock of the Company.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-05479) filed on July 31, 1996 and incorporated herein by reference.

4(b)(1)	Indenture, dated as of August 16, 2005, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2005 and incorporated herein by reference.

4(b)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (1-12407) filed on August 18, 2005 and incorporated herein by reference.

4(b)(3)	First Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of December 11, 2006, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2006 and incorporated herein by reference.

4(b)(4)	Release of Guaranty under the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, by the Trustee, dated as of December 30, 2005, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4.20 to Lamar Media’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12407) filed on March 15, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(b)(5)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(g)(5) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(b)(6)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-30242) filed on February 26, 2010 and incorporated herein by reference.

4(b)(7)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(b)(8)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(b)(9)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(9) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(c)(1)	Indenture, dated as of August 17, 2006, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 – Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006 and incorporated herein by reference.

4(c)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015 – Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(c)(3)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 – Series B.	Previously filed as Exhibit 4(h)(3) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(c)(4)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-30242) filed on February 26, 2010 and incorporated herein by reference.

4(c)(5)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(c)(6)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(c)(7)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(d)(1)	Indenture, dated as of October 11, 2007, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 – Series C.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

4(d)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015 – Series C.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(d)(3)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 – Series C.	Previously filed as Exhibit 4(i)(3) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(d)(4)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-30242) filed on February 26, 2010 and incorporated herein by reference.

4(d)(5)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(d)(6)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(d)(7)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(e)(1)	Indenture, dated as of March 27, 2009, among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 27, 2009 and incorporated herein by reference.

4(e)(2)	Form of 9 3/4% Senior Exchange Notes due 2014.	Previously filed with the indenture dated March 27, 2009, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 27, 2009, and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(e)(3)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(g)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(e)(4)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(g)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(e)(5)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(g)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(e)(6)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(e)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(e)(7)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(e)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(e)(8)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(e)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(e)(9)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 31, 2013, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 1-12407) filed on August 8, 2013 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(f)(1)	Indenture, dated as of April 22, 2010, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010 and incorporated herein by reference.

4(f)(2)	Form of 7 7/8% Senior Subordinated Notes due 2018.	Previously filed with the Indenture dated April 22, 2010, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

4(f)(3)	Form of 7 7/8% Senior Subordinated Exchange Notes due 2018.	Previously filed with the Indenture dated April 22, 2010, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

4(f)(4)	Amendment No. 1, dated as of August 27, 2010, to the Indenture dated as of April 22, 2010 among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(h)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(f)(5)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(h)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(f)(6)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(h)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(f)(7)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(h)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(f)(8)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(f)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(f)(9)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(f)(9) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(f)(10)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(f)(10) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(f)(11)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 31, 2013, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4.2 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 1-12407) filed on August 8, 2013 and incorporated herein by reference.

4(g)(1)	Indenture, dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012 and incorporated herein by reference.

4(g)(2)	Form of 5 7/8% Senior Subordinated Notes due 2022.	Previously filed with the Indenture dated February 9, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

4(g)(3)	Form of 5 7/8% Senior Subordinated Exchange Notes due 2022.	Previously filed with the Indenture dated February 9, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

4(g)(4)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4(g)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(g)(5)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4(g)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(g)(6)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4(g)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(g)(7)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 31, 2013, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4.3 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 1-12407) filed on August 8, 2013 and incorporated herein by reference.

4(h)(1)	Indenture, dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012 and incorporated herein by reference.

4(h)(2)	Form of 5% Senior Subordinated Notes due 2023.	Previously filed with the Indenture dated October 30, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012, and incorporated herein by reference.

4(h)(3)	Form of 5% Senior Subordinated Exchange Notes due 2023.	Previously filed with the Indenture dated October 30, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012, and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(h)(4)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4(h)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(h)(5)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4(h)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(h)(6)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4(h)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(h)(7)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 31, 2013, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4.4 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 1-12407) filed on August 8, 2013 and incorporated herein by reference.

10(a)(1)*	Lamar Advertising Company 1996 Equity Incentive Plan, as amended and restated.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 24, 2013 and incorporated herein by reference.

10(a)(2)*	Form of Stock Option Agreement under the 1996 Equity Incentive Plan, as amended.	Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-30242) filed on March 10, 2005 and incorporated herein by reference.

10(a)(3)*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

10(a)(4)*	Form of Restricted Stock Agreement for Non-Employee directors.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(b)*	2009 Employee Stock Purchase Plan, as amended.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 29, 2012 and incorporated herein by reference.

10(c)*	Lamar Advertising Company Non-Management Director Compensation Plan.	Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

10(d)(1)*	Lamar Deferred Compensation Plan (as amended).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

10(d)(2)*	Form of Trust Agreement for the Lamar Deferred Compensation Plan.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2005 and incorporated herein by reference.

10(d)(3)*	Amendment to the Lamar Deferred Compensation Plan dated December 13, 2013.	Filed herewith.

10(e)*	Summary of Compensatory Arrangements, dated March 14, 2012.	Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 19, 2012 and incorporated herein by reference.

10(f)(1)	Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 3, 2010, and incorporated herein by reference.

10(f)(2)	Amendment No. 1, dated as of June 11, 2010, to the Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10(p)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-30242) filed on February 25, 2011 and incorporated herein by reference.

10(f)(3)	Amendment No. 2, dated as of November 18, 2010, to the Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10(p)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-30242) filed on February 25, 2011 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(f)(4)	Joinder Agreement, dated as of July 19, 2010, to the Credit Agreement dated as of April 28, 2010 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Arizona Logos, L.L.C.	Previously filed as Exhibit 10(p)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

10(f)(5)	Joinder Agreement, dated as of April 21, 2011, to the Credit Agreement dated as of April 28, 2010 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Wisconsin Logos, LLC.	Previously filed as Exhibit 10(p)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

10(f)(6)	Joinder Agreement, dated as of August 26, 2011, to the Credit Agreement dated as of April 28, 2010 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Montana Logos, LLC.	Previously filed as Exhibit 10(p)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

10(f)(7)	Restatement Agreement, dated as of February 9, 2012, to the Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (including the Amended and Restated Credit Agreement).	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012 and incorporated herein by reference.

10(f)(8)	Joinder Agreement, dated as of November 14, 2012, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by NextMedia Northern Colorado, Inc.	Previously filed as Exhibit 10(f)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(f)(9)	Joinder Agreement, dated as of November 14, 2012, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by NextMedia Outdoor, Inc.	Previously filed as Exhibit 10(f)(9) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

10(f)(10)	Joinder Agreement, dated as of November 14, 2012, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by NMG Outdoor I Corp.	Previously filed as Exhibit 10(f)(10) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

10(f)(11)	Amendment No. 1, dated as of October 24, 2013, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Filed herewith.

10(f)(12)	Joinder Agreement, dated as of December 5, 2013, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar TRS Holdings, LLC.	Filed herewith.

10(f)(13)	Joinder Agreement, dated as of December 5, 2013, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Service Company, LLC.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(f)(14)	Joinder Agreement, dated as of December 5, 2013, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Investments, LLC.	Filed herewith.

10(f)(15)	Joinder Agreement, dated as of December 5, 2013, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Transit, LLC.	Filed herewith.

10(g)	Registration Rights Agreement, dated as of February 9, 2012, between Lamar Media, the Guarantors named therein and the Initial Purchasers named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012 and incorporated herein by reference.

10(h)	Registration Rights Agreement, dated as of October 30, 2012, between Lamar Media, the Guarantors named therein and the Initial Purchasers named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012 and incorporated herein by reference.

11(a)	Statement regarding computation of per share earnings for the Company.	Filed herewith.

12(a)	Statement regarding computation of ratio of earnings to fixed charges for the Company.	Filed herewith.

12(b)	Statement regarding computation of ratio of earnings to fixed charges for Lamar Media.	Filed herewith.

14(a)	Lamar Advertising Company Code of Business Conduct and Ethics.	Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-30242) filed on March 10, 2004 and incorporated herein by reference.

21(a)	Subsidiaries of the Company.	Filed herewith.

23(a)	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
31(b)	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	The following materials from the combined Annual Report of the Company and Lamar Media Corp. on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012 of the Company and Lamar Media, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 of the Company and Lamar Media, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Deficit) for the years ended December 31, 2013, 2012 and 2011 of the Company and Lamar Media, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 of the Company and Lamar Media, and (v) Notes to Consolidated Financial Statements of the Company and Lamar Media.

*	Denotes management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.