Form 10-Q
period 2014-03-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2014-05-07
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on their corporate web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of May 1, 2014: 80,530,712

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of May 1, 2014: 14,610,365

The number of shares of Lamar Media Corp. common stock outstanding as of May 1, 2014: 100

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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2013 of the Company and Lamar Media (the “2013 Combined Form 10-K”), filed on February 27, 2014 and as such risk factors may be updated or supplemented, from time to time, in our combined Quarterly Reports on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,741	$33,212
Receivables, net of allowance for doubtful accounts of $8,257 and $7,615 in 2014 and 2013	162,260	161,741
Prepaid expenses	63,248	42,048
Deferred income tax assets	7,982	10,378
Other current assets	40,886	34,679

Total current assets	343,117	282,058

Property, plant and equipment	3,051,281	3,036,456
Less accumulated depreciation and amortization	(1,945,776)	(1,914,527)

Net property, plant and equipment	1,105,505	1,121,929

Goodwill	1,503,462	1,503,553
Intangible assets	395,745	419,385
Deferred financing costs, net of accumulated amortization of $15,013 and $25,180 in 2014 and 2013, respectively	36,808	30,290
Other assets	41,941	44,403

Total assets	$3,426,578	$3,401,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,084	$13,341
Current maturities of long-term debt	776	55,935
Accrued expenses	97,027	98,924
Deferred income	86,727	77,153

Total current liabilities	202,614	245,353
Long-term debt	1,945,985	1,882,867
Deferred income tax liabilities	111,998	119,150
Asset retirement obligation	202,147	200,831
Other liabilities	21,776	20,471

Total liabilities	2,484,520	2,468,672

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2014 and 2013	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2014 and 2013	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 97,800,442 and 97,426,144 shares issued at 2014 and 2013, respectively; 80,529,512 and 80,209,509 issued and outstanding at 2014 and 2013, respectively	98	97
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,610,365 shares issued and outstanding at 2014 and 2013	15	15
Additional paid-in capital	2,487,785	2,470,375
Accumulated comprehensive income	3,483	3,867
Accumulated deficit	(652,505)	(647,577)
Cost of shares held in treasury, 17,270,930 and 17,216,635 shares in 2014 and 2013, respectively	(896,818)	(893,831)

Stockholders’ equity	942,058	932,946

Total liabilities and stockholders’ equity	$3,426,578	$3,401,618

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2014	2013
Net revenues	$284,933	$276,605

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	111,508	106,519
General and administrative expenses (exclusive of depreciation and amortization)	57,677	63,138
Corporate expenses (exclusive of depreciation and amortization)	15,284	14,598
Depreciation and amortization	69,526	73,901
Gain on disposition of assets	(206)	(606)

	253,789	257,550

Operating income	31,144	19,055
Other expense (income)
Loss on extinguishment of debt	5,176	—
Other-than-temporary impairment of investment	4,069	—
Interest income	(45)	(28)
Interest expense	30,268	36,700

	39,468	36,672

Loss before income tax benefit	(8,324)	(17,617)
Income tax benefit	(3,487)	(7,354)

Net loss	(4,837)	(10,263)
Preferred stock dividends	91	91

Net loss applicable to common stock	$(4,928)	$(10,354)

Loss per share:
Basic and diluted loss per share	$(0.05)	$(0.11)

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	94,906,018	93,974,956
Incremental common shares from dilutive stock options	—	—

Weighted average common shares diluted	94,906,018	93,974,956

Statement of Comprehensive Income (Loss)
Net loss	$(4,837)	$(10,263)
Other comprehensive income (loss)
Foreign currency translation adjustments	(384)	(666)

Comprehensive loss	$(5,221)	$(10,929)

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,837)	$(10,263)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,526	73,901
Non-cash equity-based compensation	3,912	10,773
Amortization included in interest expense	1,283	2,906
Gain on disposition of assets and investment	(206)	(606)
Other-than-temporary impairment of investment	4,069	—
Loss on extinguishment of debt	5,176	—
Deferred tax benefit	(5,365)	(7,767)
Provision for doubtful accounts	1,600	1,277
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(2,357)	1,961
Prepaid expenses	(22,043)	(20,230)
Other assets	(5,855)	(2,322)
Increase (decrease) in:
Trade accounts payable	2,833	1,714
Accrued expenses	6,073	9,267
Other liabilities	8,775	(8,890)

Net cash provided by operating activities	62,584	51,721

Cash flows from investing activities:
Acquisitions	(4,281)	(5,337)
Capital expenditures	(22,398)	(25,788)
Proceeds from disposition of assets and investments	897	1,739
Payments received on notes receivable	10	31

Net cash used in investing activities	(25,772)	(29,355)

Cash flows from financing activities:
Cash used for purchase of treasury stock	(2,987)	(4,200)
Net proceeds from issuance of common stock	7,697	7,036
Principal payments on long term debt	(23)	(8,147)
Payment on revolving credit facility	(150,000)	—
Proceeds received from note offering	510,000	—
Payment on senior credit facility	(352,106)	—
Debt issuance costs	(12,947)	(49)
Distributions	(180)	—
Dividends	(91)	(91)

Net cash used in financing activities	(637)	(5,451)

Effect of exchange rate changes in cash and cash equivalents	(646)	(352)

Net increase in cash and cash equivalents	35,529	16,563
Cash and cash equivalents at beginning of period	33,212	58,911

Cash and cash equivalents at end of period	$68,741	$75,474

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,753	$17,936

Cash paid for foreign, state and federal income taxes	$726	$441

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2013 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.

2. Stock-Based Compensation

Equity Incentive Plan. Lamar Advertising’s 1996 Equity Incentive Plan, as amended (the “Incentive Plan”) has reserved 15.5 million shares of Class A common stock for issuance to directors and employees, including shares underlying granted options and common stock reserved for issuance under its performance-based incentive program. Options granted under the plan expire ten years from the grant date with vesting terms ranging from three to five years and include 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market on the date of grant.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 14,000 shares of its Class A common stock during the three months ended March 31, 2014.

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

The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 80,209 shares on January 1, 2014 pursuant to the automatic increase provisions of the 2009 ESPP.

The following is a summary of 2009 ESPP share activity for the period ended March 31, 2014:

Shares
Available for future purchases, January 1, 2014	327,689
Additional shares reserved under 2009 ESPP	80,209
Purchases	(29,590)

Available for future purchases, March 31, 2014	378,308

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2014 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2015. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the three months ended March 31, 2014, the Company has recorded $1,423 as non-cash compensation expense related to performance based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of each director’s one-year term. The Company recorded $31 as non-cash compensation expense related to these non-employee director awards for the three months ended March 31, 2014.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

3. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations and Comprehensive Income (Loss). The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations and Comprehensive Income (Loss) are:

	Three months ended March 31,
	2014	2013
Direct advertising expenses	$65,592	$68,226
General and administrative expenses	1,021	876
Corporate expenses	2,913	4,799

	$69,526	$73,901

4. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at March 31, 2014 and December 31, 2013:

	Estimated Life (Years)	March 31, 2014		December 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 – 10	$492,280	$464,889	$492,299	$463,188
Non-competition agreements	3 – 15	63,941	62,986	63,933	62,914
Site locations	15	1,498,381	1,131,537	1,495,635	1,106,947
Other	5 – 15	14,008	13,453	14,008	13,441

		$2,068,610	$1,672,865	$2,065,875	$1,646,490
Unamortizable Intangible Assets:
Goodwill		$1,756,998	$253,536	$1,757,089	$253,536

5. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2013	$200,831
Additions to asset retirement obligations	584
Accretion expense	1,425
Liabilities settled	(693)

Balance at March 31, 2014	$202,147

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

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of the senior credit facility. As of March 31, 2014 and December 31, 2013, Lamar Media was permitted under the terms of its outstanding senior subordinated notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,140,551 and $2,072,542, respectively. Transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein, unless, after giving effect such distributions, (i) the total debt ratio is equal to or greater than 5.75 to 1 or (ii) the senior debt ratio is equal to or greater than 3.25 to 1. As of March 31, 2014, the total debt ratio was less than 5.75 to 1 and Lamar Media’s senior debt ratio was less than 3.25 to 1; therefore, dividends or distributions to Lamar Advertising were not subject to any additional restrictions under the senior credit facility.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

7. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of dilutive shares excluded from this calculation because of their anti-dilutive effect for stock options is 462,977 and 375,285 for the three months ended March 31, 2014 and 2013.

8. Long-term Debt

Long-term debt consists of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Senior Credit Facility	$—	$502,106
7 7/8% Senior Subordinated Notes	400,000	400,000
5 7/8% Senior Subordinated Notes	500,000	500,000
5% Senior Subordinated Notes	535,000	535,000
5 3/8% Senior Notes	510,000	—
Other notes with various rates and terms	1,761	1,696

	1,946,761	1,938,802
Less current maturities	(776)	(55,935)

Long-term debt, excluding current maturities	$1,945,985	$1,882,867

7 7/8% Senior Subordinated Notes

On April 22, 2010, Lamar Media issued $400,000 in aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $392,000.

Lamar Media may redeem up to 35% of the aggregate principal amount of the Notes, at any time and from time to time, at a price equal to 107.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon (including additional interest, if any), with the net cash proceeds of certain public equity offerings completed before April 15, 2013, provided that following the redemption at least 65% of the 7 7/8% Notes that were originally issued remain outstanding. At any time prior to April 15, 2014, Lamar Media may redeem some or all of the 7 7/8% Notes at a price equal to 100% of the principal amount plus a make-whole premium. On or after April 15, 2014, Lamar Media may redeem the 7 7/8% Notes, in whole or part, in cash at redemption prices specified in the Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 7 7/8% Notes at a price equal to 101% of the principal amount of the 7 7/8% Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

5 7/8% Senior Subordinated Notes

On February 9, 2012, Lamar Media completed an institutional private placement of $500,000 aggregate principal amount of 5 7/8% Senior Subordinated Notes, due 2022 (the “5 7/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $489,000.

Lamar Media may redeem up to 35% of the aggregate principal amount of the 5 7/8% Notes, at any time and from time to time, at a price equal to 105.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before February 1, 2015, provided that following the redemption, at least 65% of the 5 7/8% Notes that were originally issued remain outstanding. At any time prior to February 1, 2017, Lamar Media may redeem some or all of the 5 7/8% Notes at a price equal to 100% of the aggregate principal amount plus a make-whole premium. On or after February 1, 2017, Lamar Media may redeem the 5 7/8% Notes, in whole or in part, in cash at redemption prices specified in the 5 7/8% Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 5 7/8% Notes at a price equal to 101% of the principal amount of the 5 7/8% Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

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

5 3/8% Senior Notes

On January 10, 2014, Lamar Media completed an institutional private placement of $510,000 aggregate principal amount of 5 3/8% Senior Notes due 2024 (the “5 3/8% Senior Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $502,300.

Lamar Media may redeem up to 35% of the aggregate principal amount of the 5 3/8% Senior Notes, at any time and from time to time, at a price equal to 105 3/8% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before January 15, 2017, provided that following the redemption, at least 65% of the 5 3/8% Senior Notes that were originally issued remain outstanding and any such redemption occurs within 120 days following the closing of any such public equity offering. At any time prior to January 15, 2019, Lamar Media may redeem some or all of the 5 3/8% Senior Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after January 15, 2019, Lamar Media may redeem the 5 3/8% Senior Notes, in whole or in part, in cash at redemption prices specified in the 5 3/8% Senior Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 5 3/8% Senior Notes at a price equal to 101% of the principal amount of the 5 3/8% Senior Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

Senior Credit Facility

On January 10, 2014, Lamar Media paid in full the outstanding balance of the term loans then outstanding under its senior credit facility.

On February 3, 2014, Lamar Media entered into a Second Restatement Agreement (the “Second Restatement Agreement”) with the Company, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and the Lenders named therein, under which the parties agreed to amend and restate Lamar Media’s existing senior credit facility on the terms set forth in the Second Amended and Restated Credit Agreement attached as Exhibit A to the Second Restatement Agreement (such Second and Amended and Restated Credit Agreement together with the Second Restatement Agreement being herein referred to as the “senior credit facility”). The senior credit facility consists of a $400,000 revolving credit facility and a $500,000 incremental facility. Lamar Media is the borrower under the senior credit facility. We may also from time to time designate wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

As of March 31, 2014, there were no amounts outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $6,973 letters of credit outstanding as of March 31, 2014 resulting in $393,027 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 2, 2019, and bear interest, at Lamar Media’s option, at the Adjusted LIBOR Rate or the Adjusted Base Rate plus applicable margins, such margins are set at an initial rate with the possibility of a step down based on Lamar Media’s ratio of debt to trailing four quarters EBITDA, as defined in the senior credit facility.

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

The senior credit facility contains provisions that would allow Lamar Media to conduct its affairs in a manner that would allow Lamar Advertising to qualify and remain qualified as a REIT, including by allowing Lamar Media to make distributions to Lamar Advertising required for the Company to qualify and remain qualified for taxation as a REIT, subject to certain restrictions.

Lamar Media’s ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. Under Lamar Media’s senior credit facility the Company must maintain a specified senior debt ratio at all times and in addition, must satisfy a total debt ratio in order to incur debt, make distributions or make certain investments.

Lamar Advertising and Lamar Media were in compliance with all of the terms of their indentures and the applicable senior credit agreement provisions during the periods presented.

9. Fair Value of Financial Instruments

At March 31, 2014 and December 31, 2013, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,011,087 which exceeded the carrying amount of $1,946,761 as of March 31, 2014.

10. Adjustments to Previously Reported Amounts

Immaterial Correction of an Error. Commencing with the fourth quarter of 2013, the Company revised previously reported amounts due to a change from recognizing revenue on a monthly basis over the term of the advertising contract to recognizing revenue on a daily basis over the term of the advertising contract. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods. The correction of the immaterial error resulted in a reduction of net revenue and net income of $6,874 and $4,193, respectively, for the three months ended March 31, 2013. The correction also resulted in a decrease of $0.04 in earnings per basic and dilutive share for the three months ended March 31, 2013.

The Company revised its historical financial statements as published in our 2013 Combined 10-K for fiscal 2011 and 2012, and the three months ended March 31, 2013 contained therein. The Company will revise the quarters ended June 30, 2013 and September 30, 2013, when they are published in future filings.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

11. Subsequent Events

On April 18, 2014, Lamar Media entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment”) with Lamar Advertising, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders named therein under which the parties agreed to amend Lamar Media’s existing senior credit facility on the terms set forth in the Amendment. The Amendment created a new $300,000 Term A Loan facility (the “Term A Loans”) and certain other amendments to the senior credit agreement. The Term A Loans are not incremental loans and do not reduce the existing $500,000 Incremental Loan facility. Lamar Media borrowed all $300,000 in Term A Loans on April 18, 2014. The net loan proceeds, together with borrowings under the revolving portion of the senior credit facility and cash on hand, were used to fund the redemption of all $400,000 in aggregate principal amount of Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018 on April 21, 2014.

The Term A Loans mature on February 2, 2019 and will begin amortizing on June 30, 2014 in quarterly installments paid on such date and on each September 30, December 31, March 31 and June 30 thereafter, as follows:

Principal Payment Date	Principal Amount
June 30, 2014-March 31, 2016	$3,750,000
June 30, 2016- March 31, 2017	$5,625,000
June 30, 2017-December 31, 2018	$11,250,000
Term A Loan Maturity Date	$168,750,000

The Term A Loans bear interest at rates based on the Adjusted LIBO Rate (“Eurodollar Term A Loans”) or the Adjusted Base Rate (“Base Rate Term A Loans”), at Lamar Media’s option. Eurodollar Term A Loans bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 2.00% (or the Adjusted LIBO Rate plus 1.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). Base Rate Term A Loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 1.00% (or the Adjusted Base Rate plus 0.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). The guarantees, covenants, events of default and other terms of the senior credit facility apply to the Term A Loans.

On April 23, 2014, the Company received its requested private letter ruling from the U.S. Internal Revenue Service (the “IRS”) regarding certain matters relevant to its intended election to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (the “Code”). As previously announced, the Company intends to make an election under §1033(g)(3) of the Code to treat its outdoor advertising displays as real property for tax purposes. The private letter ruling confirms, among other matters, that the Company’s income from renting space on such outdoor advertising displays qualifies as rents from real property for REIT purposes. The Company’s conversion to REIT status is expected to be effective as of January 1, 2014, subject to final approval of the Company’s board of directors.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,241	$32,712
Receivables, net of allowance for doubtful accounts of $8,257 and $7,615 in 2014 and 2013	162,260	161,741
Prepaid expenses	63,248	42,048
Deferred income tax assets	7,982	10,378
Other current assets	40,886	34,679

Total current assets	342,617	281,558

Property, plant and equipment	3,051,281	3,036,456
Less accumulated depreciation and amortization	(1,945,776)	(1,914,527)

Net property, plant and equipment	1,105,505	1,121,929

Goodwill	1,493,310	1,493,401
Intangible assets	395,277	418,919
Deferred financing costs net of accumulated amortization of $5,725 and $15,893 in 2014 and 2013, respectively	34,855	28,336
Other assets	36,655	39,118

Total assets	$3,408,219	$3,383,261

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$18,084	$13,341
Current maturities of long-term debt	776	55,935
Accrued expenses	93,542	95,632
Deferred income	86,727	77,153

Total current liabilities	199,129	242,061
Long-term debt	1,945,985	1,882,867
Deferred income tax liabilities	145,431	152,541
Asset retirement obligation	202,147	200,831
Other liabilities	21,776	20,471

Total liabilities	2,514,468	2,498,771

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2014 and 2013	—	—
Additional paid-in-capital	2,661,424	2,644,015
Accumulated comprehensive income	3,483	3,867
Accumulated deficit	(1,771,156)	(1,763,392)

Stockholder’s equity.	893,751	884,490

Total liabilities and stockholder’s equity	$3,408,219	$3,383,261

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2014	2013
Net revenues	$284,933	$276,605

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	111,508	106,519
General and administrative expenses (exclusive of depreciation and amortization)	57,677	63,138
Corporate expenses (exclusive of depreciation and amortization)	15,182	14,505
Depreciation and amortization	69,526	73,901
Gain on disposition of assets	(206)	(606)

	253,687	257,457

Operating income	31,246	19,148
Other expense (income)
Loss on extinguishment of debt	5,176	—
Other-than-temporary impairment of investment	4,069	—
Interest income	(45)	(28)
Interest expense	30,268	36,700

	39,468	36,672

Loss before income tax benefit	(8,222)	(17,524)
Income tax benefit	(3,444)	(7,312)

Net loss	(4,778)	$(10,212)

Statement of Comprehensive Income (Loss)
Net loss	$(4,778)	$(10,212)
Other comprehensive income (loss)
Foreign currency translation adjustments	(384)	(666)

Comprehensive loss	$(5,162)	$(10,878)

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,778)	$(10,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,526	73,901
Non-cash equity based compensation	3,912	10,773
Amortization included in interest expense	1,283	2,906
Gain on disposition of assets and investments	(206)	(606)
Other-than-temporary impairment of investment	4,069	—
Loss on extinguishment of debt	5,176	—
Deferred tax benefit	(5,322)	(7,725)
Provision for doubtful accounts	1,600	1,277
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(2,357)	1,961
Prepaid expenses	(22,043)	(20,230)
Other assets	(5,855)	(2,322)
Increase (decrease) in:
Trade accounts payable	2,833	1,714
Accrued expenses	6,073	9,267
Other liabilities	(1,130)	(18,974)

Net cash provided by operating activities	52,781	41,730

Cash flows from investing activities:
Acquisitions	(4,281)	(5,337)
Capital expenditures	(22,398)	(25,788)
Proceeds from disposition of assets	897	1,739
Payment received on notes receivable	10	31

Net cash used in investing activities	(25,772)	(29,355)

Cash flows from financing activities:
Principal payments on long-term debt	(23)	(8,147)
Payment on revolving credit facility	(150,000)	—
Proceeds received from note offering	510,000	—
Payment on senior credit agreement	(352,106)	—
Debt issuance costs	(12,947)	(49)
Distributions	(180)	—
Dividend to parent	(2,987)	(4,200)
Contributions from parent	17,409	16,936

Net cash provided by financing activities	9,166	4,540

Effect of exchange rate changes in cash and cash equivalents	(646)	(352)

Net increase in cash and cash equivalents	35,529	16,563
Cash and cash equivalents at beginning of period	32,712	58,411

Cash and cash equivalents at end of period	$68,241	$74,974

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,753	$17,936

Cash paid for foreign, state and federal income taxes	$726	$441

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Note to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2013 Combined Form 10-K.

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 8, 9, 10 and 11 to the condensed consolidated financial statements of the Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2013 Combined Form 10-K filed on February 27, 2014, as supplemented by any risk factors contained in our combined Quarterly Reports on Form 10-Q. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

Adjustment to Previously Reported Amounts

Immaterial Correction of an Error. During the fourth quarter of 2013, the Company identified an error in its revenue recognition. The Company determined that its policy of recognizing revenue on a monthly basis was in error and that revenue should be recognized on a daily basis over the term of the advertising contract. The result of the error was an immaterial understatement of deferred income liability and net revenue as of and for the year ended December 31, 2013. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from both qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods.

Consequently, the Company revised its historical financial statements for three months ended March 31, 2013 herein, and will revise each quarter within fiscal 2013, when published in future filings. For more information see Note (1) (c) of the Notes to Consolidated Financial Statements included in our 2013 Combined 10K, filed on February 27, 2014.

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

OVERVIEW

The Company’s net revenues are derived primarily from the rental of advertising space on outdoor advertising displays owned and operated by the Company. Revenue growth is based on many factors that include the Company’s ability to increase occupancy of its existing advertising displays; raise advertising rates; and acquire new advertising displays and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions which affect the rates that the Company is able to charge for advertising on its displays and its ability to maximize advertising sales or occupancy on its displays.

Historically, the Company made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources” below. During the quarter ended March 31, 2014, the Company completed acquisitions for a total cash purchase price of approximately $4.3 million.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.

The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2014 and 2013:

	Three months ended March 31, (in thousands)
	2014	2013
Total capital expenditures:
Billboard — traditional	$4,618	$6,218
Billboard — digital	9,798	11,623
Logos	1,868	1,863
Transit	90	20
Land and buildings	3,301	2,784
Operating equipment	2,723	3,280

Total capital expenditures	$22,398	$25,788

RESULTS OF OPERATIONS

Three Months ended March 31, 2014 compared to Three Months ended March 31, 2013

Net revenues increased $8.3 million or 3.0% to $284.9 million for the three months ended March 31, 2014 from $276.6 million for the same period in 2013. This increase was attributable primarily to an increase in billboard net revenues of $7.6 million, which represents an increase of 3.1% over the prior period, an increase in logo sign revenue of $0.6 million, which represents an increase of 3.5% over the prior period, and a $0.1 million increase in transit revenue, which represents an increase of 0.8% over the prior period.

For the three months ended March 31, 2014, there was a $4.4 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2013, which represents an increase of 1.6%. See “Reconciliations” below. The $4.4 million increase in revenue primarily consists of a $4.1 million increase in billboard revenue, a $0.3 million net decrease in transit revenue and a $0.6 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2013.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, remained relatively constant at $184.5 million for the three months ended March 31, 2014 over same period in 2013. The $0.2 million increase over the prior year is comprised of a $6.9 million decrease in non-cash compensation expense offset by an increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets of $5.7 million and corporate expense increases $1.4 million.

Depreciation and amortization expense decreased $4.4 million, or 5.9% for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Due to the above factors, operating income increased to $31.1 million, or 63.4% for the three months ended March 31, 2014 compared to $19.1 million for the same period in 2013.

The Company did not have any financing transactions during the three months ended March 31, 2013. However, during the first quarter of 2014, the Company recognized a $5.2 million non-cash loss on debt extinguishment which was a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the then existing senior credit facility.

Interest expense decreased $6.4 million from $36.7 million for the three months ended March 31, 2013, to $30.3 million for the three months ended March 31, 2014, primarily resulting from the Company’s refinancing transactions during 2013 and 2014.

The increase in operating income and decrease in interest expense, offset by the increases in other-than-temporary impairment of investment and loss on debt extinguishment resulted in a $9.3 million decrease in net loss before income taxes. This decrease in loss resulted in a decrease in income tax benefit of $3.9 million for the three months ended March 31, 2014 over the same period in 2013. The effective tax rate for the three months ended March 31, 2014 was 41.9%, which is higher than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.

As a result of the above factors, the Company recognized a net loss for the three months ended March 31, 2014 of $4.8 million, as compared to a net loss of $10.3 million for the same period in 2013.

Reconciliations:

Because acquisitions occurring after December 31, 2012 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2013 acquisition-adjusted net revenue, which adjusts our 2013 net revenue for the three months ended March 31, 2013 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three months ended March 31, 2014. We provide this information as a supplement to net revenues to enable investors to compare periods in 2014 and 2013 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.

Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2013 that corresponds with the actual period we have owned the assets in 2014 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2013 reported net revenue to 2013 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2013 acquisition-adjusted net revenue to 2014 reported net revenue for the three months ended March 31, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Three months ended March 31, 2013
(in thousands)
Reported net revenue	$276,605
Acquisition net revenue	3,957

Acquisition-adjusted net revenue	$280,562

Comparison of 2014 Reported Net Revenue to 2013 Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2014	2013
	(in thousands)
Reported net revenue	$284,933	$276,605
Acquisition net revenue	—	3,957

Adjusted totals	$284,933	$280,562

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company has historically satisfied its working capital requirements with cash from operations and borrowings under the senior credit facility. The Company’s wholly owned subsidiary, Lamar Media Corp., is the borrower under the senior credit facility and maintains all corporate operating cash balances. Any cash requirements of the Company, therefore, must be funded by distributions from Lamar Media.

Sources of Cash

Total Liquidity. As of March 31, 2014 we had approximately $461.7 million of total liquidity, which is comprised of approximately $68.7 million in cash and cash equivalents and approximately $393.0 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the three months ended March 31, 2014 and 2013 our cash provided by operating activities was $62.6 million and $51.7 million, respectively. While our net loss was approximately $4.8 million for the three months ended March 31, 2014, we generated cash from operating activities of $62.6 million primarily due to adjustments needed to reconcile net loss to cash provided by operating activities of $80.0 million, which primarily consisted of depreciation and amortization of $69.5 million, loss on extinguishment of debt and other-than-temporary-impairment of investments of $9.2 million and non-cash equity based compensation of $3.9 million. In addition, there was an increase in working capital of $12.6 million. We expect to generate cash flows from operations during 2014 in excess of our cash needs for operations and capital expenditures as described herein.

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

On April 18, 2014, Lamar Media entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment”) with Lamar Advertising, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders named therein under which the parties agreed to amend Lamar Media’s existing senior credit facility on the terms set forth in the Amendment. The Amendment created a new $300 million Term A Loan facility (the “Term A Loans”) and certain other amendments to the senior credit agreement. The Term A Loans are not incremental loans and do not reduce the existing $500 million Incremental Loan facility. Lamar Media borrowed all $300 million in Term A Loans on April 18, 2014. The net loan proceeds, together with borrowings under the revolving portion of the senior credit facility and cash on hand, were used to fund the redemption of all $400 million in aggregate principal amount of Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018 on April 21, 2014.

The Term A Loans mature on February 2, 2019 and will begin amortizing on June 30, 2014 in quarterly installments paid on such date and on each September 30, December 31, March 31 and June 30 thereafter, as follows:

Principal Payment Date	Principal Amount
June 30, 2014-March 31, 2016	$3,750,000
June 30, 2016- March 31, 2017	$5,625,000
June 30, 2017-December 31, 2018	$11,250,000
Term A Loan Maturity Date	$168,750,000

The Term A Loans shall bear interest at rates based on the Adjusted LIBO Rate (“Eurodollar Term A Loans”) or the Adjusted Base Rate (“Base Rate Term A Loans”), at Lamar Media’s option. Eurodollar Term A Loans shall bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 2.00% (or the Adjusted LIBO Rate plus 1.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). Base Rate Term A Loans shall bear interest at a rate per annum equal to the Adjusted Base Rate plus 1.00% (or the Adjusted Base Rate plus 0.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). The guarantees, covenants, events of default and other terms of the Second Amended and Restated Credit Agreement apply to the Term A Loans.

As of March 31, 2014, Lamar Media had approximately $393.0 million of availability under the revolving credit facility included in the senior credit facility and approximately $7 million in letters of credit outstanding. As of March 31, 2014, there were no term loans outstanding under the senior credit facility. Currently, Lamar Media has $300 million outstanding in Term A Loans and approximately $80 million outstanding under the revolving credit facility.

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

Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding $500 million 5 7/8% Senior Subordinated Notes issued in February 2012 ( the “5 7/8% Senior Subordinated Notes”), $535 million 5% Senior Subordinated Notes issued in October 2012 (the “ 5% Senior Subordinated Notes”) and $510 million 5 3/8% Senior Notes issued in January 2014 (the “5 3/8% Senior Notes”).

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

Lamar Media must maintain a senior debt ratio, defined as total consolidated debt (other than subordinated indebtedness) of Lamar Advertising and its restricted subsidiaries, minus the lesser of (x) $100,000,000 and (y) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising and its restricted subsidiaries to EBITDA, as defined below, for the period of four consecutive fiscal quarters then ended, of less than or equal to 3.5 to 1.0.

Lamar Media is also restricted from incurring additional indebtedness under certain circumstances unless, after giving to the incurrence of such indebtedness, it is in compliance with the senior debt ratio covenant and its total debt ratio, defined as (a) total consolidated debt of Lamar Advertising Company and its restricted subsidiaries as of any date minus the lesser of (i) $100 million and (ii) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising Company and its restricted subsidiaries to (b) EBITDA, as defined below, for the most recent four fiscal quarters then ended is less than 6.0 to 1.0.

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

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $22.4 million for the three months ended March 31, 2014. We anticipate our 2014 total capital expenditures will be approximately $100 million.

Acquisitions. During the three months ended March 31, 2014, the Company financed its acquisition activity of $4.3 million with cash on hand.

Note Redemption. On April 21, 2014, Lamar Media redeemed in full all $400 million of its 7 7/8% Senior Subordinated Notes due 2018 at a redemption price equal to 103.938% of aggregate principal amount of outstanding notes, plus accrued and unpaid interest to, but not including the redemption date for a total redemption price of $416.3 million. Lamar Media used cash on hand and borrowings under its senior credit facility to fund the redemption.

REIT Election

On April 23, 2014, the Company received its requested private letter ruling from the U.S. Internal Revenue Service (the “IRS”) regarding certain matters relevant to its intended election to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (the “Code”). As previously announced, the Company intends to make an election under §1033(g)(3) of the Code to treat its outdoor advertising displays as real property for tax purposes. The private letter ruling confirms, among other matters, that the Company’s income from renting space on such outdoor advertising displays qualifies as rents from real property for REIT purposes. The Company’s conversion to REIT status is expected to be effective as of January 1, 2014, subject to final approval of the Company’s board of directors. Although the Company has received its requested private letter ruling from the IRS, this does not guarantee that the Company will succeed in qualifying as a REIT and there is no certainty as to the timing of a REIT election. The Company may not ultimately pursue a conversion to a REIT, and it can provide no assurance that a REIT conversion, if completed, will be successfully implemented or achieve the intended benefits.

If the Company converts to a REIT, it will be required to distribute to its stockholders with respect to each taxable year at least 90% of its taxable income (net of any available net operating loss carry forwards) in order to qualify as a REIT, and 100% of its taxable income (net of any available net operating loss carry forwards) in order to avoid U.S. federal income and excise taxes. Lamar Advertising intends to commence making regular distributions in 2014. The amount, timing and frequency of any future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, including our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize NOLs to offset our distribution requirements and other factors that our Board of Directors may deem relevant.

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Three Months ended March 31, 2014 compared to Three Months ended March 31, 2013

Net revenues increased $8.3 million or 3.0% to $284.9 million for the three months ended March 31, 2014 from $276.6 million for the same period in 2013. This increase was attributable primarily to an increase in billboard net revenues of $7.6 million, which represents an increase of 3.1% over the prior period, an increase in logo sign revenue of $0.6 million, which represents an increase of 3.5% over the prior period, and a $0.1 million increase in transit revenue, which represents an increase of 0.8% over the prior period.

For the three months ended March 31, 2014, there was a $4.4 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2013, which represents an increase of 1.5%. See “Reconciliations” below. The $4.4 million increase in revenue primarily consists of a $4.1 million increase in billboard revenue, a $0.3 million net decrease in transit revenue and a $0.6 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2013.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, remained relatively constant at $184.4 million for the three months ended March 31, 2014 over same period in 2013. The $0.2 million increase over the prior year is comprised of a $6.9 million decrease in non-cash compensation expense offset by an increase in general and administrative operating expenses related to the operations of our outdoor advertising assets of $5.7 million and corporate expense increases $1.4 million.

Depreciation and amortization expense decreased $4.4 million, or 5.9% for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Due to the above factors, operating income increased to $31.2 million, or 63.2% for the three months ended March 31, 2014 compared to $19.1 million for the same period in 2013.

Lamar Media did not have any financing transactions during the three months ended March 31, 2013. However, during the first quarter of 2014, we recognized a $5.2 million non-cash loss on debt extinguishment which was a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the then existing senior credit facility.

Interest expense decreased $6.4 million from $36.7 million for the three months ended March 31, 2013, to $30.3 million for the three months ended March 31, 2014, primarily resulting from Lamar Media’s refinancing transactions during 2013 and 2014.

The increase in operating income and decrease in interest expense, offset by the increases in other-than-temporary impairment of investment and loss on debt extinguishment resulted in a $9.3 million decrease in net loss before income taxes. This decrease in loss resulted in a decrease in income tax benefit of $3.9 million for the three months ended March 31, 2014 over the same period in 2013. The effective tax rate for the three months ended March 31, 2014 was 41.9%, which is higher than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.

As a result of the above factors, Lamar Media recognized a net loss for the three months ended March 31, 2014 of $4.8 million, as compared to a net loss of $10.2 million for the same period in 2013.

Reconciliations:

Because acquisitions occurring after December 31, 2012 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2013 acquisition-adjusted net revenue, which adjusts our 2013 net revenue for the three months ended March 31, 2013 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three months ended March 31, 2014. We provide this information as a supplement to net revenues to enable investors to compare periods in 2014 and 2013 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.

Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2013 that corresponds with the actual period we have owned the assets in 2014 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2013 reported net revenue to 2013 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2013 acquisition-adjusted net revenue to 2014 reported net revenue for the three months ended March 31, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Three months ended March 31, 2013
(in thousands)
Reported net revenue	$276,605
Acquisition net revenue	3,957

Acquisition-adjusted net revenue	$280,562

Comparison of 2014 Reported Net Revenue to 2013 Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2014	2013
	(in thousands)
Reported net revenue	$284,933	$276,605
Acquisition net revenue	—	3,957

Adjusted totals	$284,933	$280,562

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2014 and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2013 Combined Form 10-K.

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

On January 10, 2014, the Company repaid all amounts outstanding under its then existing senior credit facility and there were no amounts outstanding as of March 31, 2014, therefore interest rate risk during the first quarter of 2014 was minimal. The aggregate interest expense for the three months ended March 31, 2014 with respect to borrowings under the senior credit facility was $0.7 million, and the weighted average interest rate applicable to borrowings under this credit facility during the three months ended March 31, 2014 was 2.7%. Assuming that the weighted average interest rate was 200-basis points higher (that is 4.7% rather than 2.7%), then the Company’s three months ended March 31, 2014 interest expense would have been approximately $0.3 million higher resulting in a $0.2 million increase in the Company’s net loss for the three months ended March 31, 2014.

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

PART II — OTHER INFORMATION

ITEM. 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the Company’s repurchases of its securities during the three-month period ending on March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2014	—	$—	—	$—
February 1-28, 2014	54,295	55.01	—	—
March 1-31, 2014	—	—	—	—

Three months ended March 31, 2014	54,295	$55.01	—	$—

(1)	Represents the acquisition of an aggregate of 54,295 shares of the Company’s Class A Common Stock from individuals in order to satisfy tax withholding requirements in connection with the issuance of stock awards under equity compensation plans during the first quarter.

ITEM 6.	EXHIBITS

The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: May 7, 2014	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: May 7, 2014	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Lamar Advertising Company (the “Company”). Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media Corp. (“Lamar Media”). Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1	Indenture, dated as of January 10, 2014, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the Form of Note and Guarantee as Exhibit A thereto). Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on January 15, 2014 and incorporated herein by reference.

4.2	Supplemental Indenture to the Indenture dated as of March 27, 2009, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 2, 2014, relating to Lamar Media’s 9 3/4% Senior Subordinated Notes due 2014. Filed herewith.

4.3	Supplemental Indenture to the Indenture dated as of April 22, 2010, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 2, 2014, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018. Filed herewith.

4.4	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 2, 2014, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022. Filed herewith.

4.5	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 2, 2014, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023. Filed herewith.

10.1	Registration Rights Agreement, dated as of January 10, 2014, between Lamar Media, the Guarantors named therein and J.P. Morgan Securities LLC, as representative for the Initial Purchasers named therein. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on January 15, 2014 and incorporated herein by reference.

10.2	Second Restatement Agreement, dated as of February 3, 2014, by and among Lamar Media, Lamar Advertising Company, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (including the Second Amended and Restated Credit Agreement as Exhibit A thereto). Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 7, 2014 and incorporated herein by reference.

10.3	Summary of Compensatory Arrangements. Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 20, 2014 and incorporated herein by reference.

12(a)	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit Number	Description

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media.