Form 10-Q
period 2014-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2014-08-07
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of August 1, 2014: 80,668,969

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of August 1, 2014: 14,610,365

The number of shares of Lamar Media Corp. common stock outstanding as of August 1, 2014: 100

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:

•	our future financial performance and condition;

•	our business plans, objectives, prospects, growth and operating strategies;

•	our future capital expenditures and level of acquisition activity;

•	market opportunities and competitive positions;

•	our future cash flows and expected cash requirements;

•	estimated risks;

•	our ability to maintain compliance with applicable covenants and restrictions included in Lamar Media Corp.’s (“Lamar Media”) senior credit facility and the indentures relating to its outstanding notes;

•	stock price;

•	our consideration of an election to real estate investment trust (“REIT”) status and our ability to complete the conversion effective for the taxable year beginning January 1, 2014; and

•	our ability to remain qualified as a REIT if a conversion is successfully completed.

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the Lamar Advertising Company’s (the “Company” or “Lamar Advertising”) actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:

•	the state of the economy and financial markets generally and their effects on the markets in which we operate and the broader demand for advertising;

•	the levels of expenditures on advertising in general and outdoor advertising in particular;

•	risks and uncertainties relating to our significant indebtedness;

•	the demand for outdoor advertising and its continued popularity as an advertising medium;

•	our need for, and ability to obtain, additional funding for acquisitions, operations and debt refinancing;

•	increased competition within the outdoor advertising industry;

•	the regulation of the outdoor advertising industry by federal, state and local governments;

•	our ability to renew expiring contracts at favorable rates;

•	the integration of businesses that we acquire and our ability to recognize cost savings and operating efficiencies as a result of these acquisitions;

•	our ability to successfully implement our digital deployment strategy;

•	the market for our Class A common stock;

•	changes in accounting principles, policies or guidelines;

•	our ability to effectively mitigate the threat of and damages caused by hurricanes and other kinds of severe weather;

•	Lamar Advertising’s consideration of an election to REIT status;

•	our ability to qualify as a REIT and maintain our status as a REIT assuming a conversion is successfully completed; and

•	changes in tax laws applicable to REIT’s or in the interpretation of those laws.

The forward-looking statements in this report are based on our current good faith beliefs, however, actual results may differ due to inaccurate assumptions, the factors listed above or other foreseeable or unforeseeable factors. Consequently, we cannot guarantee that any of the forward-looking statements will prove to be accurate. The forward-looking statements in this report speak only as of the date of this report, and Lamar Advertising and Lamar Media expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report, except as required by law.

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,417	$33,212
Receivables, net of allowance for doubtful accounts of $8,113 and $7,615 in 2014 and 2013, respectively	184,405	161,741
Prepaid expenses	62,800	42,048
Deferred income tax assets	9,973	10,378
Other current assets	40,566	34,679

Total current assets	332,161	282,058

Property, plant and equipment	3,077,518	3,036,456
Less accumulated depreciation and amortization	(1,981,276)	(1,914,527)

Net property, plant and equipment	1,096,242	1,121,929

Goodwill	1,503,664	1,503,553
Intangible assets	371,908	419,385
Deferred financing costs, net of accumulated amortization of $12,448 and $25,180 in 2014 and 2013, respectively	34,680	30,290
Other assets	37,815	44,403

Total assets	$3,376,470	$3,401,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,119	$13,341
Current maturities of long-term debt	15,636	55,935
Accrued expenses	97,130	98,924
Deferred income	104,357	77,153

Total current liabilities	235,242	245,353

Long-term debt	1,912,231	1,882,867
Deferred income tax liabilities	117,337	119,150
Asset retirement obligation	202,773	200,831
Other liabilities	23,232	20,471

Total liabilities	2,490,815	2,468,672

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2014 and 2013	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2014 and 2013	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 97,938,299 and 97,426,144 shares issued at 2014 and 2013, respectively; 80,667,369 and 80,209,509 issued and outstanding at 2014 and 2013, respectively	98	97
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,610,365 shares issued and outstanding at 2014 and 2013	15	15
Additional paid-in capital	2,494,395	2,470,375
Accumulated comprehensive income	4,152	3,867
Accumulated deficit	(716,187)	(647,577)
Cost of shares held in treasury, 17,270,930 and 17,216,635 shares in 2014 and 2013, respectively	(896,818)	(893,831)

Stockholders’ equity	885,655	932,946

Total liabilities and stockholders’ equity	$3,376,470	$3,401,618

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net revenues	$330,433	$327,744	$615,366	$604,349

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	114,277	110,723	225,785	217,242
General and administrative expenses (exclusive of depreciation and amortization)	56,054	55,987	113,731	119,125
Corporate expenses (exclusive of depreciation and amortization)	17,035	16,010	32,319	30,608
Depreciation and amortization	71,049	72,408	140,575	146,309
Gain on disposition of assets	(1,020)	(701)	(1,226)	(1,307)

	257,395	254,427	511,184	511,977

Operating income	73,038	73,317	104,182	92,372
Other expense (income)
Loss on extinguishment of debt	20,847	—	26,023	—
Other-than-temporary impairment of investment	—	—	4,069	—
Interest income	(43)	(51)	(88)	(79)
Interest expense	26,086	37,887	56,354	74,587

	46,890	37,836	86,358	74,508

Income before income tax expense	26,148	35,481	17,824	17,864
Income tax expense	10,726	12,359	7,239	5,005

Net income	15,422	23,122	10,585	12,859
Cash dividends declared and paid on preferred stock	91	91	182	182

Net income applicable to common stock	$15,331	$23,031	$10,403	$12,677

Earnings per share:
Basic earnings per share	$0.16	$0.24	$0.11	$0.13

Diluted earnings per share	$0.16	$0.24	$0.11	$0.13

Cash dividends declared per share common stock	$0.83	$—	$0.83	$—

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	95,174,692	94,337,967	95,041,097	94,157,464
Incremental common shares from dilutive stock options	415,530	475,171	423,180	436,296

Weighted average common shares diluted	95,590,222	94,813,138	95,464,277	94,593,760

Statements of Comprehensive Income
Net income	$15,422	$23,122	$10,585	$12,859
Other comprehensive income (loss)
Foreign currency translation adjustments	669	(873)	285	(1,539)

Comprehensive income	$16,091	$22,249	$10,870	$11,320

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$10,585	$12,859
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	140,575	146,309
Non-cash equity based compensation	10,513	17,195
Amortization included in interest expense	2,451	7,092
Gain on disposition of assets and investments	(1,226)	(1,307)
Other-than-temporary impairment of investment	4,069	—
Loss on extinguishment of debt	26,023	—
Deferred tax (benefit) expense	(2,215)	3,620
Provision for doubtful accounts	2,750	3,101
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(25,420)	(18,979)
Prepaid expenses	(20,941)	(19,948)
Other assets	(5,378)	(4,062)
Increase (decrease) in:
Trade accounts payable	2,846	2,570
Accrued expenses	2,321	(2,811)
Other liabilities	26,479	6,315

Net cash provided by operating activities	173,432	151,954

Cash flows from investing activities:
Acquisitions	(9,195)	(32,827)
Capital expenditures	(54,255)	(52,721)
Proceeds from disposition of assets and investments	1,664	3,278
Payments received on notes receivable	4,477	18

Net cash used in investing activities	(57,309)	(82,252)

Cash flows from financing activities:
Debt issuance costs	(17,081)	(82)
Cash used for purchase of treasury stock	(2,987)	(4,200)
Net proceeds from issuance of common stock	11,911	11,947
Principal payments on long term debt	(3,797)	(16,294)
Payment on revolving credit facility	(220,000)	—
Proceeds received from revolving credit facility	155,000	—
Proceeds received from note offering	510,000	—
Payment on senior subordinated notes	(415,752)	—
Proceeds received from senior credit facility	300,000	—
Payment on senior credit facility	(352,106)	—
Distributions	(734)	—
Dividends	(79,195)	(182)

Net cash used in financing activities	(114,741)	(8,811)

Effect of exchange rate changes in cash and cash equivalents	(177)	(922)
Net increase in cash and cash equivalents	1,205	59,969
Cash and cash equivalents at beginning of period	33,212	58,911

Cash and cash equivalents at end of period	$34,417	$118,880

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,570	$67,527

Cash paid for foreign, state and federal income taxes	$9,295	$1,491

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

1. Significant Accounting Policies and Description of Business

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

In April 2014, the Company received a favorable private letter ruling from the U.S. Internal Revenue Service (the “IRS”) regarding its plan to be taxed as REIT. The Company’s conversion to a REIT is expected to be effective as of January 1, 2014, subject to final approval by the Company’s Board of Directors.

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 51,000 shares of its Class A common stock during the six months ended June 30, 2014.

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

The following is a summary of 2009 ESPP share activity for the six months ended June 30, 2014:

Shares
Available for future purchases, January 1, 2014	327,689
Additional shares reserved under 2009 ESPP	80,209
Purchases	(51,045)

Available for future purchases, June 30, 2014	356,853

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2014 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2015. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the six months ended June 30, 2014, the Company has recorded $5,341 as non-cash compensation expense related to performance-based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of the directors’ one year term. The Company recorded a $192 non-cash compensation expense related to these awards for the six months ended June 30, 2014.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

3. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Operations and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Operations and Comprehensive Income are:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Direct advertising expenses	$66,946	$69,999	$132,538	$138,225
General and administrative expenses	1,080	894	2,101	1,770
Corporate expenses	3,023	1,515	5,936	6,314

	$71,049	$72,408	$140,575	$146,309

4. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at June 30, 2014 and December 31, 2013:

	Estimated	June 30, 2014		December 31, 2013
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and contracts	7—10	$494,615	$466,705	$492,299	$463,188
Non-competition agreements	3—15	63,943	63,061	63,933	62,914
Site locations	15	1,499,474	1,156,903	1,495,635	1,106,947
Other	5—15	14,008	13,463	14,008	13,441

		$2,072,040	$1,700,132	$2,065,875	$1,646,490
Unamortizable intangible assets:
Goodwill		$1,757,200	$253,536	$1,757,089	$253,536

5. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2013	$200,831
Additions to asset retirement obligations	636
Accretion expense	2,647
Liabilities settled	(1,341)

Balance at June 30, 2014	$202,773

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

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2014 and December 31, 2013, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,180,374 and $2,072,542, respectively.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

As of June 30, 2014, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein, unless, after giving effect such distributions, (i) the total debt ratio is equal to or greater than 6.0 to 1 or (ii) the senior debt ratio is equal to or greater than 3.5 to 1. As of June 30, 2014, the total debt ratio was less than 6.0 to 1 and Lamar Media’s senior debt ratio was less than 3.50 to 1; therefore, dividends or distributions to Lamar Advertising were not subject to any additional restrictions under the senior credit facility. In addition, as of June 30, 2014 the senior credit facility allows Lamar Media to conduct its affairs in a manner that would allow Lamar Advertising to qualify and remain qualified for taxation as a REIT, including by allowing Lamar Media to make distributions to Lamar Advertising required for Lamar Advertising to qualify and remain qualified for taxation as a REIT, subject to certain restrictions.

7. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and six months ended June 30, 2014 or 2013.

8. Long-term Debt

Long-term debt consists of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Senior Credit Facility	$381,250	$502,106
7 7/8% Senior Subordinated Notes	—	400,000
5 7/8% Senior Subordinated Notes	500,000	500,000
5% Senior Subordinated Notes	535,000	535,000
5 3/8% Senior Notes	510,000	—
Other notes with various rates and terms	1,617	1,696

	1,927,867	1,938,802
Less current maturities	(15,636)	(55,935)

Long-term debt, excluding current maturities	$1,912,231	$1,882,867

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

On April 21, 2014, Lamar Media redeemed in full all $400,000 in aggregate principal amount of the 7 7/8% Notes. A loss of $20,847 was recorded as a result of this transaction, of which $5,095 was non-cash. No 7 7/8% Notes remained outstanding as of June 30, 2014.

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

Senior Credit Facility

On January 10, 2014, Lamar Media paid in full the outstanding balance of the term loans then outstanding under its senior credit facility. The Company incurred a non-cash loss of $5,176 related to this transaction.

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

On April 18, 2014, Lamar Media entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment”) with Lamar Advertising, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders named therein under which the parties agreed to amend Lamar Media’s existing senior credit facility on the terms set forth in the Amendment. The Amendment created a new $300,000 Term A Loan facility (the “Term A Loans”) and certain other amendments to the senior credit agreement. The Term A Loans are not incremental loans and do not reduce the existing $500,000 Incremental Loan facility. Lamar Media borrowed all $300,000 in Term A Loans on April 18, 2014. The net loan proceeds, together with borrowings under the revolving portion of the senior credit facility and cash on hand, were used to fund the redemption of all $400,000 in aggregate principal amount of Lamar Media’s 7 7/8% Notes due 2018 on April 21, 2014.

The Term A Loans began amortizing on June 30, 2014 in quarterly installments on each September 30, December 31, March 31, and June 30 thereafter, as follows:

Principal Payment Date	Principal Amount
September 30, 2014-March 31, 2016	$3,750
June 30, 2016- March 31, 2017	$5,625
June 30, 2017-December 31, 2018	$11,250
Term A Loan Maturity Date	$168,750

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

As of June 30, 2014, there was $85,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $6,973 letters of credit outstanding as of June 30, 2014 resulting in $308,027 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 2, 2019, and bear interest, at Lamar Media’s option, at the Adjusted LIBOR Rate or the Adjusted Base Rate plus applicable margins, such margins are set at an initial rate with the possibility of a step down based on Lamar Media’s ratio of debt to trailing four quarters EBITDA, as defined in the senior credit facility.

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

9. Fair Value of Financial Instruments

At June 30, 2014 and December 31, 2013, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $1,982,661 which exceeded both the gross and carrying amount of $1,927,867 as of June 30, 2014. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

10. Adjustments to Previously Reported Amounts

Immaterial Correction of an Error. Commencing with the fourth quarter of 2013, the Company revised previously reported amounts due to a change from recognizing revenue on a monthly basis over the term of the advertising contract to recognizing revenue on a daily basis over the term of the advertising contract. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods. The correction of the immaterial error resulted in an increase (decrease) of net revenue and net income of $3,060 and $1,867 and $(3,814) and $(2,326) for the three and six months ended June 30, 2013, respectively. The correction also resulted in an increase (decrease) of $0.02 and ($0.03) in earnings per basic and dilutive share for the three months and six months ended June 30, 2013, respectively.

The Company revised its historical financial statements as published in our 2013 Combined 10-K for fiscal 2011 and 2012, and the three and six months ended June 30, 2013 contained therein. The Company will revise the quarter ended September 30, 2013, when it’s published in a future filing.

11. New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

12. Distributions

During the period ended June 30, 2014 the Company paid a cash distribution to holders of its common stock of $79,013, or $0.83 per share, in anticipation of commencing to operate as a REIT effective January 1, 2014. As a REIT the Company must distribute to its stockholders by the end of 2014 all if its pre-REIT accumulated earnings and profits, if any. In addition, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs) and other factors that the Board of Directors may deem relevant. During the period ended June 30, 2014, the Company paid a cash dividend distribution to holders of its Series AA Preferred Stock of $182 or $31.90 per share.

13. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $16,106 and $15,988 for the six months ended June 30, 2014 and 2013, respectively. Net carrying value of long lived assets located in foreign countries totaled $8,027 and $8,838 for the periods ended June 30, 2014 and December 31, 2013, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,917	$32,712
Receivables, net of allowance for doubtful accounts of $8,113 and $7,615 in 2014 and 2013, respectively.	184,405	161,741
Prepaid expenses	62,800	42,048
Deferred income tax assets	9,973	10,378
Other current assets	40,566	34,679

Total current assets	331,661	281,558

Property, plant and equipment	3,077,518	3,036,456
Less accumulated depreciation and amortization	(1,981,276)	(1,914,527)

Net property, plant and equipment	1,096,242	1,121,929

Goodwill	1,493,512	1,493,401
Intangible assets	371,440	418,919
Deferred financing costs net of accumulated amortization of $3,160 and $15,893 in 2014 and 2013, respectively	32,727	28,336
Other assets	32,530	39,118

Total assets	$3,358,112	$3,383,261

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$18,119	$13,341
Current maturities of long-term debt	15,636	55,935
Accrued expenses	93,461	95,632
Deferred income	104,357	77,153

Total current liabilities	231,573	242,061

Long-term debt	1,912,231	1,882,867
Deferred income tax liabilities	150,806	152,541
Asset retirement obligation	202,773	200,831
Other liabilities	23,232	20,471

Total liabilities	2,520,615	2,498,771

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2014 and 2013	—	—
Additional paid-in-capital	2,668,035	2,644,015
Accumulated comprehensive income	4,152	3,867
Accumulated deficit	(1,834,690)	(1,763,392)

Stockholder’s equity	837,497	884,490

Total liabilities and stockholder’s equity	$3,358,112	$3,383,261

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net revenues	$330,433	$327,744	$615,366	$604,349

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	114,277	110,723	225,785	217,242
General and administrative expenses (exclusive of depreciation and amortization)	56,054	55,987	113,731	119,125
Corporate expenses (exclusive of depreciation and amortization)	16,942	15,922	32,124	30,427
Depreciation and amortization	71,049	72,408	140,575	146,309
Gain on disposition of assets	(1,020)	(701)	(1,226)	(1,307)

	257,302	254,339	510,989	511,796

Operating income	73,131	73,405	104,377	92,553
Other expense (income)
Loss on extinguishment of debt	20,847	—	26,023	—
Other-than-temporary impairment of investment	—	—	4,069	—
Interest income	(43)	(51)	(88)	(79)
Interest expense	26,086	37,887	56,354	74,587

	46,890	37,836	86,358	74,508

Income before income tax expense	26,241	35,569	18,019	18,045
Income tax expense	10,761	12,391	7,317	5,079

Net income	$15,480	$23,178	$10,702	$12,966

Statements of Comprehensive Income
Net income	$15,480	$23,178	$10,702	$12,966
Other comprehensive income (loss)
Foreign currency translation adjustments	669	(873)	285	(1,539)

Comprehensive income	$16,149	$22,305	$10,987	$11,427

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$10,702	$12,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,575	146,309
Non-cash equity based compensation	10,513	17,195
Amortization included in interest expense	2,451	7,092
Gain on disposition of assets and investments	(1,226)	(1,307)
Other-than-temporary impairment of investment	4,069	—
Loss on extinguishment of debt	26,023	—
Deferred tax (benefit) expense	(2,137)	3,694
Provision for doubtful accounts	2,750	3,101
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(25,420)	(18,979)
Prepaid expenses	(20,941)	(19,948)
Other assets	(5,378)	(4,062)
Increase (decrease) in:
Trade accounts payable	2,846	2,570
Accrued expenses	2,321	(2,811)
Other liabilities	13,993	(7,201)

Net cash provided by operating activities	161,141	138,619

Cash flows from investing activities:
Acquisitions	(9,195)	(32,827)
Capital expenditures	(54,255)	(52,721)
Proceeds from disposition of assets and investments	1,664	3,278
Payment received on notes receivable	4,477	18

Net cash used in investing activities	(57,309)	(82,252)

Cash flows from financing activities:
Principal payments on long-term debt	(3,797)	(16,294)
Payment on revolving credit facility	(220,000)	—
Proceeds received from revolving credit facility	155,000	—
Payment on senior subordinated notes	(415,752)	—
Proceeds received from note offering	510,000	—
Proceeds received from senior credit facility	300,000	—
Payment on senior credit facility	(352,106)	—
Debt issuance costs	(17,081)	(82)
Distributions	(734)	—
Contributions from parent	24,020	25,100
Dividend to parent	(82,000)	(4,200)

Net cash (used in) provided by financing activities	(102,450)	4,524

Effect of exchange rate changes in cash and cash equivalents	(177)	(922)
Net increase in cash and cash equivalents	1,205	59,969
Cash and cash equivalents at beginning of period	32,712	58,411

Cash and cash equivalents at end of period	$33,917	$118,380

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,570	$67,527

Cash paid for foreign, state and federal income taxes	$9,295	$1,491

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

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 8, 9, 10, 11 and 13 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

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

Adjustment to Previously Reported Amounts

Immaterial Correction of an Error. During the fourth quarter of 2013, the Company identified an error in its revenue recognition. The Company determined that its policy of recognizing revenue on a monthly basis was in error and that revenue should be recognized on a daily basis over the term of the advertising contract. The result of the error was an immaterial understatement of deferred income liability and net revenue as of and for the year ended December 31, 2013. In accordance with SAB No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from both qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods.

Consequently, the Company revised its historical financial statements for three and six months ended June 30, 2013 herein, and will revise each quarter within fiscal 2013, when published in future filings. For more information see Note (1) (c) of the Notes to Consolidated Financial Statements included in our 2013 Combined 10K, filed on February 27, 2014.

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Historically, the Company made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources” below. During the six months ended June 30, 2014, the Company completed acquisitions for a total cash purchase price of approximately $9.2 million.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.

The following table presents a breakdown of capitalized expenditures for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2014	2013	2014	2013
Total capital expenditures:
Billboard — traditional	$6,584	$6,258	$11,202	$12,476
Billboard — digital	18,060	11,980	27,858	23,603
Logos	2,002	2,244	3,870	4,107
Transit	178	8	268	28
Land and buildings	2,401	2,824	5,702	5,608
Operating equipment	2,632	3,619	5,355	6,899

Total capital expenditures	$31,857	$26,933	$54,255	$52,721

Non-GAAP Financial Measures

Included in our analysis of our results of operations are discussions regarding earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), Funds From Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts, Adjusted Funds From Operations (“AFFO”) and acquisition-adjusted net revenue.

We define Adjusted EBITDA as net income before income tax expense (benefit), interest expense (income), gain (loss) on extinguishment of debt and investments, stock-based compensation, depreciation and amortization and gain or loss on disposition of assets and investments.

FFO is defined as net income before gains or losses from the sale or disposal of real estate assets and investments and real estate related depreciation and amortization and including adjustments to eliminate non-controlling interest.

We define AFFO as FFO before (i) straight-line revenue and expense; (ii) stock-based compensation expense; (iii) non-cash tax expense (benefit); (iv) non-real estate related depreciation and amortization; (v) amortization of deferred financing and debt issuance costs, (vi) loss on extinguishment of debt; (vii) non-recurring infrequent or unusual losses (gains); (viii) less maintenance capital expenditures; and an adjustment for non-controlling interest.

Acquisition-adjusted net revenue adjusts our 2013 net revenue for the three and six months ended June 30, 2013, by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and six months ended June 30, 2014. In calculating acquisition-adjusted revenue, therefore, we include revenue generated by assets that we did not own in the 2013 period but acquired in the 2014 period. We refer to the amount of pre-acquisition revenue generated by the acquired assets during the period in 2013 that corresponds with the 2014 period in which we owned the assets (to the extent within the period to which this report relates) as “acquisition net revenue”. In addition, we also adjust the 2013 period to reflect assets that have been divested since the 2013 period and, therefore, no revenue derived from those assets is reflected in the 2014 period.

Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue are not intended to replace net income or any other performance measures determined in accordance with GAAP. Neither FFO nor AFFO represent cash flows from operating activities in accordance with GAAP and, therefore, these measures should not be considered indicative of cash flows from operating activities as a measure of liquidity or of funds available to fund our cash needs, including our ability to make cash distributions. Rather, Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue are presented as we believe each is a useful indicator of our current operating performance. We believe that these metrics are useful to an investor in evaluating our operating performance because (1) each is a key measure used by our management team for purposes of decision making and for evaluating the performance of our operating segments; (2) Adjusted EBITDA is a component of the calculation used by our lenders to determine compliance with certain debt covenants; (3) Adjusted EBITDA is widely used in the industry to measure operating performance as depreciation and amortization may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (4) acquisition-adjusted net revenue is a supplement to net revenue to enable investors to compare periods in 2014 and 2013 on a more consistent basis without the effects of acquisitions and divestures, which reflects our core performance of the same assets over the comparable periods; (5) Adjusted EBITDA, FFO and AFFO each provides investors with a meaningful measure for evaluating our period-to-period operating performance by eliminating items that are not operational in nature; and (6) each provides investors with a measure for comparing our results of operations to those of other companies.

Our measurement of Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue may not, however, be fully comparable to similarly titled measures used by other companies. Reconciliations of Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue to net income, the most directly comparable GAAP measure, have been included herein.

RESULTS OF OPERATIONS

Six Months ended June 30, 2014 compared to Six Months ended June 30, 2013

Net revenues increased $11.1 million or 1.8% to $615.4 million for the six months ended June 30, 2014 from $604.3 million for the same period in 2013. This increase was attributable primarily to an increase in billboard net revenues of $9.4 million, which represents an increase of 1.7% over the prior period, an increase in logo sign revenue of $1.3 million, which represents an increase of 3.9% over the prior period, and a $0.4 million increase in transit revenue, which represents an increase of 1.2% over the prior period.

For the six months ended June 30, 2014, there was a $3.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2014, which represents an increase of 0.6%. See “Reconciliations” below. The $3.7 million increase in revenue primarily consists of a $3.0 million increase in billboard revenue, a $0.5 million net decrease in transit revenue and a $1.2 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2013.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $4.9 million for the six months ended June 30, 2014 over same period in 2013. The $4.9 million increase over the prior year is comprised of a $6.7 million decrease in non-cash stock based compensation expense offset by an increase in direct and general and administrative expenses related to the operations of our outdoor advertising assets of $10.4 million and corporate expense increases of $1.2 million of which $0.5 million was directly related to the Company’s conversion to real estate investment trust status.

Depreciation and amortization expense decreased $5.7 million, or 3.9% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Due to the above factors, operating income increased by $11.8 million, or 12.8%, to $104.2 million for the six months ended June 30, 2014 as compared to $92.4 million for the same period in 2013.

During the six months ended June 30, 2014, the Company recognized a loss on debt extinguishment of $26.0 million related to the redemption of Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018 and the amendment of its senior credit facility. Approximately $10.3 million was a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the then existing senior credit facility and the 7 7/8% Notes.

Interest expense decreased $18.2 million from $74.6 million for the six months ended June 30, 2013, to $56.4 million for the six months ended June 30, 2014, primarily resulting from the Company’s refinancing transactions during 2013 and 2014.

The increase in operating income and decrease in interest expense, offset by the increases in other-than-temporary impairment of investment and loss on debt extinguishment resulted in net income before taxes remaining relatively constant. Income tax expense increased $2.2 million, primarily resulting from a increase in the effective tax rate which was largely due to changes in tax rates in Puerto Rico. For the six months ended June 30, 2014, the Company’s net income decreased to $10.6 million as compared to $12.9 million for the same period in 2013.

Reconciliations:

Because acquisitions occurring after December 31, 2012 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2013 acquisition-adjusted net revenue, which adjusts our 2013 net revenue for the six months ended June 30, 2013 by adding or subtracting to it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2014.

Reconciliations of 2013 reported net revenue to 2013 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2013 acquisition-adjusted net revenue to 2014 reported net revenue for the six months ended June 30, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Six months ended June 30, 2013
(in thousands)
Reported net revenue	$604,349
Acquisition net revenue	7,360

Acquisition-adjusted net revenue	$611,709

Comparison of 2014 Reported Net Revenue to 2013 Acquisition-Adjusted Net Revenue

	Six months ended June 30,
	2014	2013
	(in thousands)
Reported net revenue	$615,366	$604,349
Acquisition net revenue	—	7,360

Adjusted totals	$615,366	$611,709

Key Performance Indicators

Our management reviews our performance by focusing on the indicators described below.

Several of our key performance indicators are not prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”). We believe these non-GAAP performance indicators are meaningful supplemental measures of our operating performance and should not be considered in isolation of, or as a substitute for, their most directly comparable GAAP financial measures.

Net Income/Adjusted EBITDA

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)
Net income	$10,585	$12,859	$(2,274)	(17.7)%
Income tax expense (benefit)	7,239	5,005	2,234
Loss on other than temporary impairment of investment	4,069	—	4,069
Loss on debt extinguishment	26,023	—	26,023
Interest expense (income)	56,266	74,508	(18,242)
Gain on disposition of assets	(1,226)	(1,307)	81
Depreciation and amortization	140,575	146,309	(5,734)
Stock-based compensation expense	10,513	17,195	(6,682)

Adjusted EBITDA	$254,044	$254,569	$(525)	(0.2)%

Adjusted EBITDA for the six months ended June 30, 2014 decreased 0.2% to $254.0 million. Adjusted EBITDA decline was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $2.5 million, and was partially offset by an increase in general administrative and corporate expenses of $3.0 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)
Net income	$10,585	$12,859	$(2,274)	(17.7)%
Depreciation and amortization related to real estate	132,071	138,070	(5,999)
Gain from sale or disposal of real estate	(595)	(1,276)	681
Adjustments for unconsolidated affiliates and non-controlling interest	299	544	(245)

FFO	$142,360	$150,197	$(7,837)	(5.2)%

Straight line expense	(228)	(321)	93
Stock-based compensation expense	10,513	17,195	(6,682)
Non-cash portion of tax provision	3,025	3,620	(595)
Non-real estate related depreciation and amortization	8,504	8,239	265
Amortization of deferred financing costs	2,451	7,092	(4,641)
Loss on other than temporary impairment of investment	4,069	—	4,069
Loss on extinguishment of debt	26,023	—	26,023
Capital expenditures – maintenance	(34,697)	(35,567)	870
Adjustments for unconsolidated affiliates and non-controlling interest	(299)	(544)	245

AFFO	$161,721	$149,911	$11,810	7.9%

FFO for the six months ended June 30, 2014 was $142.4 million as compared to FFO of $150.2 million for the same period in 2013. AFFO for the six months ended June 30, 2014 increased 7.9% to $161.7 million as compared to $149.9 million for the same period in 2013. AFFO growth was primarily attributable to the increase in our operating margin (net revenue less direct advertising expense) and decrease in interest expense, partially offset by increases in general and administrative expenses and corporate expenses.

RESULTS OF OPERATIONS

Three Months ended June 30, 2014 compared to Three Months ended June 30, 2013

Net revenues increased $2.7 million or 0.8% to $330.4 million for the three months ended June 30, 2014 from $327.7 million for the same period in 2013. This increase was attributable primarily to an increase in billboard net revenues of $2.1 million, which represents an increase of 0.7% over the prior period, an increase in logo sign revenue of $0.7 million, which represents an increase of 4.4% over the prior period, and a $0.1 million decrease in transit revenue, which represents a decrease of 0.9% over the prior period.

For the three months ended June 30, 2014, there was a $0.7 million decrease in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2013, which represents a decrease of 0.2%. See “Reconciliations” below. The $0.7 million decrease in revenue primarily consists of a $0.7 million decrease in billboard revenue, a $0.6 million net decrease in transit revenue and a $0.6 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2013.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $4.6 million for the three months ended June 30, 2014 over same period in 2013. The $4.6 million increase over the prior year is comprised of an increase in direct and general and administrative expenses related to the operations of our outdoor advertising assets of $3.6 million and corporate expense increases $1.0 million.

Depreciation and amortization expense decreased $1.4 million, or 1.9% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

Due to the above factors, operating income remained relatively constant at $73.0 million for the three months ended June 30, 2014 compared to $73.3 million for the same period in 2013.

During the three months ended June 30, 2014, the Company recognized a $20.8 million loss related to the redemption of Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018. Approximately $5.1 million was a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the Notes.

Interest expense decreased $11.8 million from $37.9 million for the three months ended June 30, 2013, to $26.1 million for the three months ended June 30, 2014, primarily resulting from the Company’s refinancing transactions during 2013 and 2014.

While operating income remained relatively the same, the decrease in interest expense, offset by the increase in loss on debt extinguishment resulted in a $9.3 million decrease in net income before income taxes. This decrease in income resulted in a decrease in income taxes of $1.6 million for the three months ended June 30, 2014 over the same period in 2013 primarily due to a change in the tax rates in Puerto Rico in 2013. The effective tax rate for the three months ended June 30, 2014 was 41.0%, which is higher than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.

As a result of the above factors, the Company recognized net income for the three months ended June 30, 2014 of $15.4 million, as compared to net income of $23.1 million for the same period in 2013.

Reconciliations:

Because acquisitions occurring after December 31, 2012 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2013 acquisition-adjusted net revenue, which adjusts our 2013 net revenue for the three months ended June 30, 2013 by adding or subtracting to it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2014.

Reconciliations of 2013 reported net revenue to 2013 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2013 acquisition-adjusted net revenue to 2014 reported net revenue for the three months ended June 30, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Three months ended June 30, 2013
(in thousands)
Reported net revenue	$327,744
Acquisition net revenue	3,403

Acquisition-adjusted net revenue	$331,147

Comparison of 2014 Reported Net Revenue to 2013 Acquisition-Adjusted Net Revenue

	Three months ended June 30,
	2014	2013
	(in thousands)
Reported net revenue	$330,433	$327,744
Acquisition net revenue	—	3,403

Adjusted totals	$330,433	$331,147

Key Performance Indicators

Our management reviews our performance by focusing on the indicators described below.

Several of our key performance indicators are not prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”). We believe these non-GAAP performance indicators are meaningful supplemental measures of our operating performance and should not be considered in isolation of, or as a substitute for, their most directly comparable GAAP financial measures.

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)
Net income	$15,422	$23,122	$(7,700)	(33.3)%
Income tax expense (benefit)	10,726	12,359	(1,633)
Loss on debt extinguishment	20,847	—	20,847
Interest expense (income)	26,043	37,836	(11,793)
Gain on disposition of assets	(1,020)	(701)	(319)
Depreciation and amortization	71,049	72,408	(1,359)
Stock-based compensation expense	6,601	6,422	179

Adjusted EBITDA	$149,668	$151,446	$(1,778)	(1.2)%

Adjusted EBITDA for the three months ended June 30, 2014 decreased 1.2% to $149.7 million. Adjusted EBITDA decline of $1.8 million was primarily attributable to the decrease in our gross margin (net revenue less direct advertising expense) of $0.9 million and increases in general administrative and corporate expenses of $0.9 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)
Net income	$15,422	$23,122	$(7,700)	(33.3)%
Depreciation and amortization related to real estate	66,896	68,188	(1,292)
Gain from sale or disposal of real estate	(571)	(758)	187
Adjustments for unconsolidated affiliates and non-controlling interest	222	323	(101)

FFO	$81,969	$90,875	$(8,906)	(9.8)%

Straight line expense	(176)	(185)	9
Stock-based compensation expense	6,601	6,422	179
Non-cash portion of tax provision	8,390	11,387	(2,997)
Non-real estate related depreciation and amortization	4,153	4,220	(67)
Amortization of deferred financing costs	1,168	4,186	(3,018)
Loss on extinguishment of debt	20,847	—	20,847
Capital expenditures – maintenance	(19,823)	(16,861)	(2,962)
Adjustments for unconsolidated affiliates and non-controlling interest	(222)	(323)	101

AFFO	$102,907	$99,721	$3,186	3.2%

FFO for the three months ended June 30, 2014 was $82.0 million as compared to FFO of $90.9 million for the same period in 2013. AFFO for the three months ended June 30, 2014 increased 3.2% to $102.9 million as compared to $99.7 million for the same period in 2013. AFFO increase was primarily attributable to the decrease in our interest expense, offset by a decrease in our operating margin and increases in general administrative expenses, corporate expenses and maintenance capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company has historically satisfied its working capital requirements with cash from operations and borrowings under the senior credit facility. The Company’s wholly owned subsidiary, Lamar Media, is the borrower under the senior credit facility and maintains all corporate operating cash balances. Any cash requirements of the Company, therefore, must be funded by distributions from Lamar Media.

Sources of Cash

Total Liquidity at June 30, 2014. As of June 30, 2014, we had approximately $342.4 million of total liquidity, which is comprised of approximately $34.4 million in cash and cash equivalents and approximately $308.0 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the six months ended June 30, 2014 and 2013 our cash provided by operating activities was $173.4 million and $152.0 million, respectively. While our net income was approximately $10.6 million for the six months ended June 30, 2014, we generated cash from operating activities of $173.4 million primarily due to adjustments needed to reconcile net income to cash provided by operating activities of $182.9 million, which primarily consisted of depreciation and amortization of $140.6 million, loss on extinguishment of debt and other-than-temporary-impairment of investments of $30.1 million and non-cash equity based compensation of $10.5 million. In addition, there was an increase in working capital of $20.1 million. We expect to generate cash flows from operations during 2014 in excess of our cash needs for operations and capital expenditures as described herein.

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

Credit Facilities. On February 3, 2014, Lamar Media entered into the Second Restatement Agreement with the Company, certain of Lamar Media’s subsidiaries as Guarantors, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, under which the parties agreed to amend and restate Lamar Media’s existing senior credit facility on the terms set forth in the second amended and restated credit agreement included in the Second Restatement Agreement. The senior credit agreement was entered into on April 28, 2010, amended and restated on February 9, 2012 and further amended and restated on February 3, 2014 and is referred to herein as the “senior credit facility”. Among other things, the second amendment and restatement of the credit agreement increased the revolving credit facility by $150 million and extended its maturity date to February 2, 2019. The senior credit facility currently consists of a $400 million revolving credit facility and a $500 million incremental facility. Lamar Media is the borrower under the senior credit facility and may also from time to time designate wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

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

The Term A Loans mature on February 2, 2019 and began amortizing on June 30, 2014 in quarterly installments paid on such date and on each September 30, December 31, March 31 and June 30 thereafter, as follows:

Principal Payment Date	Principal Amount
September 30, 2014-March 31, 2016	$3,750,000
June 30, 2016- March 31, 2017	$5,625,000
June 30, 2017-December 31, 2018	$11,250,000
Term A Loan Maturity Date	$168,750,000

The Term A Loans bears interest at rates based on the Adjusted LIBO Rate (“Eurodollar Term A Loans”) or the Adjusted Base Rate (“Base Rate Term A Loans”), at Lamar Media’s option. Eurodollar Term A Loans shall bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 2.00% (or the Adjusted LIBO Rate plus 1.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). Base Rate Term A Loans shall bear interest at a rate per annum equal to the Adjusted Base Rate plus 1.00% (or the Adjusted Base Rate plus 0.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). The guarantees, covenants, events of default and other terms of the Second Amended and Restated Credit Agreement apply to the Term A Loans.

As of June 30, 2014, Lamar Media had approximately $308.0 million of availability under the revolving credit facility included in the senior credit facility and approximately $7 million in letters of credit outstanding. As of June 30, 2014, Lamar Media had $296.3 million outstanding in Term A Loans and $85 million outstanding under the revolving credit facility.

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

Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding $500 million 5 7/8% Senior Subordinated Notes issued in February 2012 (the “5 7/8% Senior Subordinated Notes”), $535 million 5% Senior Subordinated Notes issued in October 2012 (the “5% Senior Subordinated Notes”) and $510 million 5 3/8% Senior Notes issued in January 2014 (the “5 3/8% Senior Notes”).

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

Lamar Media must maintain a senior debt ratio, defined as total consolidated debt (other than subordinated indebtedness) of Lamar Advertising and its restricted subsidiaries, minus the lesser of (x) $100 million and (y) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising and its restricted subsidiaries to EBITDA, as defined below, for the period of four consecutive fiscal quarters then ended, of less than or equal to 3.5 to 1.0.

Lamar Media is also restricted from incurring additional indebtedness under certain circumstances unless, after giving to the incurrence of such indebtedness, it is in compliance with the senior debt ratio covenant and its total debt ratio, defined as (a) total consolidated debt of Lamar Advertising and its restricted subsidiaries as of any date minus the lesser of (i) $100 million and (ii) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising and its restricted subsidiaries to (b) EBITDA, as defined below, for the most recent four fiscal quarters then ended is less than 6.0 to 1.0.

Under the senior credit facility “EBITDA” means, for any period, operating income for the Company and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before (i) taxes, (ii) interest expense, (iii) depreciation, (iv) amortization, (v) any other non-cash income or charges accrued for such period, (vi) charges and expenses in connection with the credit facility transactions, (vii) costs and expenses of Lamar Advertising associated with the REIT conversion, provided that the aggregate amount of costs and expenses that may be added back pursuant to this clause (vii) shall not exceed $10 million in the aggregate and (viii) the amount of cost savings, operating expense reductions and other operating improvements or synergies projected by the Lamar Media in good faith to be realized as a result of any acquisition, investment, merger, amalgamation or disposition within 12 months of any such acquisition, investment, merger, amalgamation or disposition, net of the amount of actual benefits realized during such period from such action: provided, (a) the aggregate amount for all such cost savings, operating expense reductions and other operating improvements or synergies shall not exceed an amount equal to 15% of EBITDA for the applicable four quarter period and (b) any such adjustment to EBITDA may only take into account cost savings, operating expense reductions and other operating improvements synergies that are (I) directly attributable to such acquisition, investment, merger, amalgamation or disposition, (II) expected to have a continuing impact on the Lamar Media and its restricted subsidiaries and (III) factually supportable, in each case all as certified by the chief financial officer of the Lamar Media on behalf of the Lamar Media, and (ix) any loss or gain relating to amounts paid or earned in cash prior to the stated settlement date of any swap agreement that has been reflected in operating income for such period) and (except to the extent received or paid in cash by the Company and its restricted subsidiaries income or loss attributable to equity in affiliates for such period), excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions. For purposes of calculating EBITDA, the effect on such calculation of any adjustments required under Statement of Financial Accounting Standards No. 141R is excluded.

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

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $54.3 million for the six months ended June 30, 2014. We anticipate our 2014 total capital expenditures will be approximately $100 million.

Acquisitions. During the six months ended June 30, 2014, the Company financed its acquisition activity of $9.2 million with cash on hand.

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

Dividends

During the period ended June 30, 2014 the Company paid a cash distribution to its common stockholders of approximately $79.0 million or $0.83 per share common stock, in anticipation of commencing to operate as a REIT effective January 1, 2014. As a REIT the Company must distribute to its stockholders by the end of 2014 all if its pre-REIT accumulated earnings and profits, if any. In addition, the company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements with the exception of operating leases.

Commitments and Contingencies

In our Annual Report on Form 10-K for the year ended December 31, 2013, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Debt Service and Contractual Obligations,” we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three and six months ended June 30, 2014.

REIT Election

On April 23, 2014, the Company received its requested private letter ruling from the IRS regarding certain matters relevant to its intended election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As previously announced, the Company intends to make an election under §1033(g)(3) of the Code to treat its outdoor advertising displays as real property for tax purposes. The private letter ruling confirms, among other matters, that the Company’s income from renting space on such outdoor advertising displays qualifies as rents from real property for REIT purposes.

On May 21, 2014, the Company’s Board of Directors authorized the commencement of the steps necessary to reorganize Lamar Advertising to position itself to elect taxation as a REIT for federal income tax purposes no earlier than January 1, 2014. In connection with this reorganization, we propose to merge with and into Lamar Advertising REIT Company (“Lamar REIT”), a newly formed, wholly owned subsidiary of Lamar Advertising, at which time the separate existence of Lamar Advertising will cease and Lamar REIT will be the surviving entity of the merger. Upon the effectiveness of the merger, Lamar REIT will change its name to “Lamar Advertising Company” and will continue the business and assume the obligations of Lamar Advertising.

The merger will facilitate our compliance with REIT tax rules by ensuring the effective adoption by Lamar REIT of a certificate of incorporation that implements share ownership and transfer restrictions that are intended to facilitate compliance with certain REIT rules related to share ownership. Lamar REIT filed a proxy statement/prospectus on Form S-4 with the Securities and Exchange Commission on June 27, 2014, which describes the merger and REIT election. Lamar Advertising expects to hold a special meeting of stockholders in the fourth quarter of 2014 for the purpose of voting on that proposed merger. We continue to anticipate electing REIT status for the taxable year beginning January 1, 2014, subject to final approval of the Company’s Board of Directors. Although the Company has received its requested private letter ruling from the IRS, this does not guarantee that the Company will succeed in qualifying as a REIT and there is no certainty as to the timing of a REIT election. The Company may not ultimately pursue a conversion to a REIT, and it can provide no assurance that a REIT conversion, if completed, will be successfully implemented or achieve the intended benefits.

If the Company converts to a REIT, it will be required to distribute to its stockholders with respect to each taxable year at least 90% of its taxable income (net of any available net operating loss carry forwards) in order to qualify as a REIT, and 100% of its taxable income (net of any available net operating loss carry forwards) in order to avoid U.S. federal income and excise taxes. The Company commenced regular distributions in the second quarter of 2014. The amount, timing and frequency of any future distributions, however, will be at the sole discretion of the Company’s Board of Directors and will be declared based upon various factors, including our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize NOLs to offset our distribution requirements and other factors that our Board of Directors may deem relevant.

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and six months ended June 30, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Six Months ended June 30, 2014 compared to Six Months ended June 30, 2013

Net revenues increased $11.1 million or 1.8% to $615.4 million for the six months ended June 30, 2014 from $604.3 million for the same period in 2013. This increase was attributable primarily to an increase in billboard net revenues of $9.4 million, which represents an increase of 1.7% over the prior period, an increase in logo sign revenue of $1.3 million, which represents an increase of 3.9% over the prior period, and a $0.4 million increase in transit revenue, which represents an increase of 1.2% over the prior period.

For the six months ended June 30, 2014, there was a $3.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2014, which represents an increase of 0.6%. See “Reconciliations” below. The $3.7 million increase in revenue primarily consists of a $3.0 million increase in billboard revenue, a $0.5 million net decrease in transit revenue and a $1.2 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2013.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $4.8 million for the six months ended June 30, 2014 over same period in 2013. The $4.8 million increase over the prior year is comprised of a $6.7 million decrease in non-cash compensation expense offset by an increase in direct and general and administrative expenses related to the operations of our outdoor advertising assets of $10.4 million and corporate expense increases $1.1 million of which $0.5 million was directly related to the Company’s conversion to real estate investment trust status.

Depreciation and amortization expense decreased $5.7 million, or 3.9% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Due to the above factors, operating income increased to $104.4 million, or 12.8% for the six months ended June 30, 2014 compared to $92.6 million for the same period in 2013.

During the first half of 2014, Lamar Media recognized a loss on debt extinguishment of $26.0 million related to the redemption of our 7 7/8% Senior Subordinated Notes and the amendment of its senior credit facility. Approximately $10.3 million was a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the then existing senior credit facility and the 7 7/8% Notes.

Interest expense decreased $18.2 million from $74.6 million for the six months ended June 30, 2013, to $56.4 million for the six months ended June 30, 2014, primarily resulting from Lamar Media’s refinancing transactions during 2013 and 2014.

The increase in operating income and decrease in interest expense, offset by the increases in other-than-temporary impairment of investment and loss on debt extinguishment resulted in net income before taxes remaining relatively constant. Income tax expense increased $2.2 million, primarily resulting from a increase in the effective tax rate which was largely due to changes in tax rates in Puerto Rico. For the six months ended June 30, 2014, Lamar Media’s net income decreased to $10.7 million as compared to $13.0 million for the same period in 2013.

Reconciliations:

Because acquisitions occurring after December 31, 2012 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2013 acquisition-adjusted net revenue, which adjusts our 2013 net revenue for the six months ended June 30, 2013 by adding or subtracting to it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2014.

Reconciliations of 2013 reported net revenue to 2013 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2013 acquisition-adjusted net revenue to 2014 reported net revenue for the six months ended June 30, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Six months ended June 30, 2013
(in thousands)
Reported net revenue	$604,349
Acquisition net revenue	7,360

Acquisition-adjusted net revenue	$611,709

Comparison of 2014 Reported Net Revenue to 2013 Acquisition-Adjusted Net Revenue

	Six months ended June 30,
	2014	2013
	(in thousands)
Reported net revenue	$615,366	$604,349
Acquisition net revenue	—	7,360

Adjusted totals	$615,366	$611,709

RESULTS OF OPERATIONS

Three Months ended June 30, 2014 compared to Three Months ended June 30, 2013

Net revenues increased $2.7 million or 0.8% to $330.4 million for the three months ended June 30, 2014 from $327.7 million for the same period in 2013. This increase was attributable primarily to an increase in billboard net revenues of $2.1 million, which represents an increase of 0.7% over the prior period, an increase in logo sign revenue of $0.7 million, which represents an increase of 4.4% over the prior period, and a $0.1 million decrease in transit revenue, which represents a decrease of 0.9% over the prior period.

For the three months ended June 30, 2014, there was a $0.7 million decrease in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2013, which represents a decrease of 0.2%. See “Reconciliations” below. The $0.7 million decrease in revenue primarily consists of a $0.7 million decrease in billboard revenue, a $0.6 million net decrease in transit revenue and a $0.6 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2013.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $4.6 million for the three months ended June 30, 2014 over same period in 2013. The $4.6 million increase over the prior year is comprised of an increase in general administrative and direct expenses related to the operations of our outdoor advertising assets of $3.6 million and corporate expense increases $1.0 million.

Depreciation and amortization expense decreased $1.4 million, or 1.9% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

Due to the above factors, operating income remained relatively constant at $73.1 million for the three months ended June 30, 2014 compared to $73.4 million for the same period in 2013.

During the second quarter of 2014, Lamar Media recognized a $20.8 million loss related to the redemption of our 7 7/8% Senior Subordinated Notes. Approximately $5.1 million was a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the notes.

Interest expense decreased $11.8 million from $37.9 million for the three months ended June 30, 2013, to $26.1 million for the three months ended June 30, 2014, primarily resulting from Lamar Media’s refinancing transactions during 2013 and 2014.

While operating income remained relatively the same, the decrease in interest expense, offset by the increase in loss on debt extinguishment resulted in a $9.3 million decrease in net income before income taxes. This decrease in income resulted in a decrease in income taxes of $1.6 million for the three months ended June 30, 2014 over the same period in 2013 primarily due to a change in the tax rates in Puerto Rico in 2013. The effective tax rate for the three months ended June 30, 2014 was 41.0%, which is higher than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.

As a result of the above factors, Lamar Media recognized net income for the three months ended June 30, 2014 of $15.5 million, as compared to net income of $23.2 million for the same period in 2013.

Reconciliations:

Because acquisitions occurring after December 31, 2012 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2013 acquisition-adjusted net revenue, which adjusts our 2013 net revenue for the three and six months ended June 30, 2013 by adding or subtracting to it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three and six months ended June 30, 2014.

Reconciliations of 2013 reported net revenue to 2013 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2013 acquisition-adjusted net revenue to 2014 reported net revenue for the three months ended June 30, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Three months ended June 30, 2013
(in thousands)
Reported net revenue	$327,744
Acquisition net revenue	3,403

Acquisition-adjusted net revenue	$331,147

Comparison of 2014 Reported Net Revenue to 2013 Acquisition-Adjusted Net Revenue

	Three months ended June 30,
	2014	2013
	(in thousands)
Reported net revenue	$330,433	$327,744
Acquisition net revenue	—	3,403

Adjusted totals	$330,433	$331,147

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2014, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2013 Combined Form 10-K.

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

At June 30, 2014, there was approximately $381.3 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 19.9% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2014 with respect to borrowings under the senior credit facility was $3.0 million, and the weighted average interest rate applicable to borrowings under this credit facility during the six months ended June 30, 2014 was 2.5%. Assuming that the weighted average interest rate was 200-basis points higher (that is 4.5% rather than 2.5%), then the Company’s six months ended June 30, 2014 interest expense would have been approximately $1.7 million higher resulting in a $1.0 million decrease in the Company’s six months ended June 30, 2014 net income.

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

LAMAR ADVERTISING COMPANY

DATED: August 7, 2014	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: August 7, 2014	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

10.1	Amendment No.1, dated as of April 18, 2014, to the Second Amended and Restated Credit Agreement, dated as of February 3, 2014, by and among Lamar Media, the Company, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 22, 2014 and incorporated herein by reference.

12(a)	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2014 and 2013 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media.