Form 10-Q
period 2014-09-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2014-11-06
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☐    No  ☒

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of October 31, 2014: 80,820,342

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of October 31, 2014: 14,610,365

The number of shares of Lamar Media Corp. common stock outstanding as of October 31, 2014: 100

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

The forward-looking statements in this report are based on our current good faith beliefs; however, actual results may differ due to inaccurate assumptions, the factors listed above or other foreseeable or unforeseeable factors. Consequently, we cannot guarantee that any of the forward-looking statements will prove to be accurate. The forward-looking statements in this report speak only as of the date of this report, and Lamar Advertising Company and Lamar Media expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report, except as required by law.

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2013 of the Company and Lamar Media (the “2013 Combined Form 10-K”), filed on February 27, 2014, including as such risk factors may be updated or supplemented, from time to time, in our combined Quarterly Reports on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,957	$33,212
Receivables, net of allowance for doubtful accounts of $8,480 and $7,615 in 2014 and 2013, respectively	180,584	161,741
Prepaid expenses	60,956	42,048
Deferred income tax assets	10,763	10,378
Other current assets	34,616	34,679

Total current assets	314,876	282,058

Property, plant and equipment	3,102,112	3,036,456
Less accumulated depreciation and amortization	(2,006,749)	(1,914,527)

Net property, plant and equipment	1,095,363	1,121,929

Goodwill	1,512,206	1,503,553
Intangible assets	376,091	419,385
Deferred financing costs, net of accumulated amortization of $13,608 and $25,180 in 2014 and 2013, respectively	33,800	30,290
Other assets	37,424	44,403

Total assets	$3,369,760	$3,401,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,981	$13,341
Current maturities of long-term debt	15,604	55,935
Accrued expenses	93,891	98,924
Deferred income	97,324	77,153

Total current liabilities	224,800	245,353

Long-term debt	1,925,476	1,882,867
Deferred income tax liabilities	145,685	119,150
Asset retirement obligation	203,668	200,831
Other liabilities	22,918	20,471

Total liabilities	2,522,547	2,468,672

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2014 and 2013	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2014 and 2013	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 98,083,772 and 97,426,144 shares issued at 2014 and 2013, respectively; 80,812,842 and 80,209,509 issued and outstanding at 2014 and 2013, respectively	98	97
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,610,365 shares issued and outstanding at 2014 and 2013	15	15
Additional paid-in capital	2,500,984	2,470,375
Accumulated comprehensive income	3,352	3,867
Accumulated deficit	(760,418)	(647,577)
Cost of shares held in treasury, 17,270,930 and 17,216,635 shares in 2014 and 2013, respectively	(896,818)	(893,831)

Stockholders’ equity	847,213	932,946

Total liabilities and stockholders’ equity	$3,369,760	$3,401,618

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net revenues	$334,998	$321,141	$950,364	$925,490

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	112,388	109,640	338,173	326,882
General and administrative expenses (exclusive of depreciation and amortization)	58,181	57,033	171,912	176,158
Corporate expenses (exclusive of depreciation and amortization)	16,505	14,843	48,824	45,451
Depreciation and amortization	62,675	73,183	203,250	219,492
Gain on disposition of assets	(775)	(787)	(2,001)	(2,094)

	248,974	253,912	760,158	765,889

Operating income	86,024	67,229	190,206	159,601
Other expense (income)
Loss on extinguishment of debt	—	—	26,023	—
Other-than-temporary impairment of investment	—	—	4,069	—
Interest income	(11)	(42)	(99)	(121)
Interest expense	24,418	37,677	80,772	112,264

	24,407	37,635	110,765	112,143

Income before income tax expense	61,617	29,594	79,441	47,458
Income tax expense	26,567	12,500	33,806	17,505

Net income	35,050	17,094	45,635	29,953
Preferred stock dividends	91	91	273	273

Net income applicable to common stock	$34,959	$17,003	$45,362	$29,680

Earnings per share:
Basic earnings per share	$0.37	$0.18	$0.48	$0.31

Diluted earnings per share	$0.37	$0.18	$0.48	$0.31

Cash dividends declared per share common stock	$0.83	$—	$1.66	$—

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	95,330,141	94,528,877	95,138,504	94,282,629
Incremental common shares from dilutive stock options	423,381	398,192	409,594	409,500

Weighted average common shares diluted	95,753,522	94,927,069	95,548,098	94,692,129

Statements of Comprehensive Income
Net income	$35,050	$17,094	$45,635	$29,953
Other comprehensive income (loss), net of tax Foreign currency translation adjustments	(800)	534	(515)	(1,005)

Comprehensive income	$34,250	$17,628	$45,120	$28,948

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$45,635	$29,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203,250	219,492
Non-cash equity based compensation	15,987	23,107
Amortization included in interest expense	3,623	11,354
Gain on disposition of assets and investments	(2,001)	(2,094)
Other-than-temporary impairment of investment	4,069	—
Loss on extinguishment of debt	26,023	—
Deferred tax expense	25,042	14,752
Provision for doubtful accounts	4,457	4,949
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(23,218)	(22,485)
Prepaid expenses	(18,366)	(17,852)
Other assets	199	1,204
Increase (decrease) in:
Trade accounts payable	2,695	2,236
Accrued expenses	(3,048)	18,116
Other liabilities	18,857	11,952

Net cash provided by operating activities	303,204	294,684

Cash flows from investing activities:
Acquisitions	(54,138)	(83,776)
Capital expenditures	(83,876)	(77,677)
Proceeds from disposition of assets	2,623	4,771
Decrease (increase) in notes receivable	4,455	(361)

Net cash used in investing activities	(130,936)	(157,043)

Cash flows from financing activities:
Debt issuance costs	(17,362)	(90)
Cash used for purchase of treasury stock	(2,987)	(4,200)
Net proceeds from issuance of common stock	16,382	15,711
Proceeds received under revolving credit facility	260,000	—
Payment on revolving credit facility	(308,000)	—
Principal payments on long term debt	(7,571)	(24,441)
Proceeds received from note offering	510,000	—
Payment on senior credit facility	(352,106)	—
Payment on senior subordinated notes	(415,752)	—
Proceeds received from senior credit facility	300,000	—
Distributions	(914)	—
Dividends	(158,476)	(273)

Net cash used in financing activities	(176,786)	(13,293)

Effect of exchange rate changes in cash and cash equivalents	(737)	(594)
Net (decrease) increase in cash and cash equivalents	(5,255)	123,754
Cash and cash equivalents at beginning of period	33,212	58,911

Cash and cash equivalents at end of period	$27,957	$182,665

Supplemental disclosures of cash flow information:
Cash paid for interest	$78,775	$85,170

Cash paid for foreign, state and federal income taxes	$9,860	$2,467

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 69,000 shares of its Class A common stock during the nine months ended September 30, 2014.

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

The following is a summary of the 2009 ESPP share activity for the nine months ended September 30, 2014:

Shares
Available for future purchases, January 1, 2014	327,689
Additional shares reserved under 2009 ESPP	80,209
Purchases	(76,067)

Available for future purchases, September 30, 2014	331,831

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2014 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2015. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the nine months ended September 30, 2014, the Company has recorded $8,439 as non-cash compensation expense related to performance-based awards. In addition, each of our non-employee directors automatically receive upon election or re-election a restricted stock award of our Class A common stock. These awards vest 50% on grant date and 50% on the last day of each director’s one year term. The Company recorded $224 non-cash compensation expense related to these awards for the nine months ended September 30, 2014.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

3. Acquisitions

During the nine months ended September 30, 2014, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $54,138 in cash.

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

Total
Property, plant and equipment	$8,652
Goodwill	8,778
Site locations	29,458
Non-competition agreements	105
Customer lists and contracts	6,471
Other assets	830
Current liabilities	(156)

$54,138

4. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Operations are:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Direct advertising expenses	$58,562	$69,040	$191,100	$207,265
General and administrative expenses	1,082	1,151	3,183	2,921
Corporate expenses	3,031	2,992	8,967	9,306

	$62,675	$73,183	$203,250	$219,492

5. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at September 30, 2014 and December 31, 2013.

	Estimated	September 30, 2014		December 31, 2013
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and contracts	7—10	$498,664	$468,423	$492,299	$463,188
Non-competition agreements	3—15	64,035	63,127	63,933	62,914
Site locations	15	1,524,344	1,179,936	1,495,635	1,106,947
Other	5—15	14,008	13,474	14,008	13,441

		$2,101,051	$1,724,960	$2,065,875	$1,646,490
Unamortizable intangible assets:
Goodwill		$1,765,742	$253,536	$1,757,089	$253,536

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

6. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2013	$200,831
Additions to asset retirement obligations	1,057
Accretion expense	3,953
Liabilities settled	(2,173)

Balance at September 30, 2014	$203,668

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

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of September 30, 2014 and December 31, 2013, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,226,353 and $2,072,542, respectively.

As of September 30, 2014, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein, unless, after giving effect such distributions, (i) the total debt ratio is equal to or greater than 6.0 to 1 or (ii) the senior debt ratio is equal to or greater than 3.5 to 1. As of September 30, 2014, the total debt ratio was less than 6.0 to 1 and Lamar Media’s senior debt ratio was less than 3.5 to 1; therefore, dividends or distributions to Lamar Advertising were not subject to any additional restrictions under the senior credit facility. In addition, as of September 30, 2014 the senior credit facility allows Lamar Media to conduct its affairs in a manner that would allow Lamar Advertising to qualify and remain qualified for taxation as a REIT, including by allowing Lamar Media to make distributions to Lamar Advertising required for Lamar Advertising to qualify and remain qualified for taxation as a REIT, subject to certain restrictions.

8. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. For the three and nine months ended September 30, 2014 and 2013 there were no dilutive shares excluded from this calculation resulting from the anti-dilutive effect of stock options.

9. Long-term Debt

Long-term debt consists of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Senior Credit Facility	$394,500	$502,106
7 7/8% Senior Subordinated Notes	—	400,000
5 7/8% Senior Subordinated Notes	500,000	500,000
5% Senior Subordinated Notes	535,000	535,000
5 3/8% Senior Notes	510,000	—
Other notes with various rates and terms	1,580	1,696

	1,941,080	1,938,802
Less current maturities	(15,604)	(55,935)

Long-term debt, excluding current maturities	$1,925,476	$1,882,867

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

7 7/8% Senior Subordinated Notes

On April 22, 2010, Lamar Media issued $400,000 in aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $392,000. On or after April 15, 2014, Lamar Media may redeem the 7 7/8% Notes, in whole or part, in cash at redemption prices specified in the 7 7/8% Notes. On April 21, 2014, Lamar Media redeemed in full all $400,000 in aggregate principal amount of the 7 7/8% Notes. A loss of $20,847 was recorded as a result of this transaction, of which $5,095 was non-cash. No 7 7/8% Notes remained outstanding as of September 30, 2014.

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

The Term A Loans began amortizing on June 30, 2014 in quarterly installments on each September 30, December 31, March 31, and June 30 thereafter, as follows:

Principal Payment Date	Principal Amount
December 31, 2014-March 31, 2016	$3,750
June 30, 2016- March 31, 2017	$5,625
June 30, 2017-December 31, 2018	$11,250
Term A Loan Maturity Date	$168,750

The Term A loans and revolving credit facility bear interest at rates based on the Adjusted LIBO Rate (“Eurodollar loans”) or the Adjusted Base Rate (“Base Rate loans”), at Lamar Media’s option. Eurodollar loans bear interest at a rate per annum equal to the Adjusted LIBO rate plus 2.25% (or the Adjusted LIBO Rate plus 2.00% at any time the Total Debt Ratio is less than or equal to 4.25 to 1; or the Adjusted LIBO Rate plus 1.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). Base Rate Loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 1.00% (or the Adjusted Base Rate plus 0.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). The guarantees, covenants, events of default and other terms of the senior credit facility apply to the Term A Loans and revolving credit facility.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

As of September 30, 2014, there was $102,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $6,846 letters of credit outstanding as of September 30, 2014 resulting in $291,154 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 2, 2019, and bear interest, at Lamar Media’s option, at the Adjusted LIBOR Rate or the Adjusted Base Rate plus applicable margins, such margins are set at an initial rate with the possibility of a step down based on Lamar Media’s ratio of debt to trailing four quarters EBITDA, as defined in the senior credit facility.

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

10. Fair Value of Financial Instruments

At September 30, 2014 and December 31, 2013, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $1,930,189, which is less than both the gross and carrying amount of $1,941,080 as of September 30, 2014. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

11. Adjustments to Previously Reported Amounts

Immaterial Correction of an Error. Commencing with the fourth quarter of 2013, the Company revised previously reported amounts due to a change from recognizing revenue on a monthly basis over the term of the advertising contract to recognizing revenue on a daily basis over the term of the advertising contract. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods. The correction of the immaterial error resulted in a decrease of net revenue and net income of $2,043 and $1,246 and $5,857 and $3,572 for the three and nine months ended September 30, 2013, respectively. The correction also resulted in a decrease of $0.01 and $0.04 in earnings per basic and dilutive share for the three months and nine months ended September 30, 2013, respectively.

The Company revised its historical financial statements as published in our 2013 Combined 10-K for fiscal 2011 and 2012, and the three and nine months ended September 30, 2013 contained therein.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

12. Distributions

During the three and nine months ended September 30, 2014 the Company paid a cash distribution to holders of its common stock of $79,190 and $158,203, or $0.83 and $1.66 per share, respectively, in anticipation of commencing to operate as a REIT effective January 1, 2014. As a REIT the Company must distribute to its stockholders by the end of 2014 all if its pre-REIT accumulated earnings and profits, if any. In addition, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs) and other factors that the Board of Directors may deem relevant. During the three and nine months ended September 30, 2014, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock of $91 and $273, or $15.95 and $47.85 per share, respectively.

13. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $24,314 and $24,990 for the nine months ended September 30, 2014 and 2013, respectively. Net carrying value of long lived assets located in foreign countries totaled $7,956 and $8,838 as of September 30, 2014 and December 31, 2013, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

14. New Accounting Pronouncements

In January 2014, the FASB issued guidance on the accounting for service concession arrangements with public sector entities. This guidance specifies that an operating entity should not account for a service concession arrangement as a lease and the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment. This guidance applies when the public sector entity controls the services that the operating entity must provide within the infrastructure and also controls any residual interest in the infrastructure at the end of the term of the arrangement. We are currently evaluating the impact of this guidance, which is effective for reporting periods beginning after December 15, 2014, on our consolidated financial statements.

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

15. Subsequent Events

On October 17, 2014 the Company announced that the registration statement on Form S-4 filed by its wholly owned subsidiary, Lamar Advertising REIT Company (“Lamar REIT”), which contains a proxy statement of Lamar, was declared effective on October 16, 2014 by the Securities and Exchange Commission. The proxy statement relates to a special meeting of Lamar’s stockholders scheduled to be held on November 17, 2014, at 9:00 a.m., Central Standard Time, at the offices of Lamar to consider and vote on, among other things, a proposal to adopt the Agreement and Plan of Merger dated August 27, 2014 (the “Merger Agreement”), by and between Lamar and Lamar REIT. Stockholders of record of Lamar at the close of business on October 3, 2014, will be entitled to vote by proxy or in person at the special meeting.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,457	$32,712
Receivables, net of allowance for doubtful accounts of $8,480 and 7,615 in 2014 and 2013, respectively	180,584	161,741
Prepaid expenses	60,956	42,048
Deferred income tax assets	10,763	10,378
Other current assets	34,616	34,679

Total current assets	314,376	281,558

Property, plant and equipment	3,102,112	3,036,456
Less accumulated depreciation and amortization	(2,006,749)	(1,914,527)

Net property, plant and equipment	1,095,363	1,121,929

Goodwill	1,502,055	1,493,401
Intangible assets	375,623	418,919
Deferred financing costs net of accumulated amortization of $4,321 and $15,893 in 2014 and 2013, respectively	31,846	28,336
Other assets	32,139	39,118

Total assets	$3,351,402	$3,383,261

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$17,981	$13,341
Current maturities of long-term debt	15,604	55,935
Accrued expenses	90,059	95,632
Deferred income	97,324	77,153

Total current liabilities	220,968	242,061

Long-term debt	1,925,476	1,882,867
Deferred income tax liabilities	179,173	152,541
Asset retirement obligation	203,668	200,831
Other liabilities	22,918	20,471

Total liabilities	2,552,203	2,498,771

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2014 and 2013	—	—
Additional paid-in-capital	2,674,623	2,644,015
Accumulated comprehensive income	3,352	3,867
Accumulated deficit	(1,878,776)	(1,763,392)

Stockholder’s equity	799,199	884,490

Total liabilities and stockholder’s equity	$3,351,402	$3,383,261

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net revenues	$334,998	$321,141	$950,364	$925,490

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	112,388	109,640	338,173	326,882
General and administrative expenses (exclusive of depreciation and amortization)	58,181	57,033	171,912	176,158
Corporate expenses (exclusive of depreciation and amortization)	16,433	14,763	48,557	45,190
Depreciation and amortization	62,675	73,183	203,250	219,492
Gain on disposition of assets	(775)	(787)	(2,001)	(2,094)

	248,902	253,832	759,891	765,628

Operating income	86,096	67,309	190,473	159,862
Other expense (income)
Loss on extinguishment of debt	—	—	26,023	—
Other-than-temporary impairment of investment	—	—	4,069	—
Interest income	(11)	(42)	(99)	(121)
Interest expense	24,418	37,677	80,772	112,264

	24,407	37,635	110,765	112,143

Income before income tax expense	61,689	29,674	79,708	47,719
Income tax expense	26,586	12,530	33,903	17,609

Net income	$35,103	$17,144	$45,805	$30,110

Statements of Comprehensive Income
Net income	$35,103	$17,144	$45,805	$30,110
Other comprehensive income (loss), net of tax Foreign currency translation adjustments	(800)	534	(515)	(1,005)

Comprehensive income	$34,303	$17,678	$45,290	$29,105

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$45,805	$30,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203,250	219,492
Non-cash equity based compensation	15,987	23,107
Amortization included in interest expense	3,623	11,354
Gain on disposition of assets and investments	(2,001)	(2,094)
Other-than-temporary impairment of investment	4,069	—
Loss on extinguishment of debt	26,023	—
Deferred tax expense	25,139	14,857
Provision for doubtful accounts	4,457	4,949
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(23,218)	(22,485)
Prepaid expenses	(18,366)	(17,852)
Other assets	199	1,204
Increase (decrease) in:
Trade accounts payable	2,695	2,236
Accrued expenses	(3,048)	18,116
Other liabilities	4,089	(3,484)

Net cash provided by operating activities	288,703	279,510

Cash flows from investing activities:
Acquisitions	(54,138)	(83,776)
Capital expenditures	(83,876)	(77,677)
Proceeds from disposition of assets	2,623	4,771
Decrease (increase) in notes receivable	4,455	(361)

Net cash used in investing activities	(130,936)	(157,043)

Cash flows from financing activities:
Principal payments on long-term debt	(7,571)	(24,441)
Payment on senior subordinated notes	(415,752)	—
Proceeds received from note offering	510,000	—
Proceeds received from senior credit facility	300,000	—
Payment on senior credit facility	(352,106)	—
Proceeds received under revolving credit facility	260,000	—
Payment on revolving credit facility	(308,000)	—
Debt issuance costs	(17,362)	(90)
Distributions	(914)	—
Contributions from parent	30,609	30,612
Dividend to parent	(161,189)	(4,200)

Net cash (used in) provided by financing activities	(162,285)	1,881

Effect of exchange rate changes in cash and cash equivalents	(737)	(594)
Net (decrease) increase in cash and cash equivalents	(5,255)	123,754
Cash and cash equivalents at beginning of period	32,712	58,411

Cash and cash equivalents at end of period	$27,457	$182,165

Supplemental disclosures of cash flow information:
Cash paid for interest	$78,775	$85,170

Cash paid for foreign, state and federal income taxes	$9,860	$2,467

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

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 9, 10, 11, 13, 14 and 15 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

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

Consequently, the Company revised its historical financial statements for three and nine months ended September 30, 2013 herein. For more information see Note (1) (c) of the Notes to Consolidated Financial Statements included in our 2013 Combined 10K, filed on February 27, 2014.

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Historically, the Company made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources” below. During the nine months ended September 30, 2014, the Company completed acquisitions for a total cash purchase price of approximately $54.1 million.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.

The following table presents a breakdown of capitalized expenditures for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2014	2013	2014	2013
Total capital expenditures:
Billboard — traditional	$7,862	$6,795	$19,064	$19,271
Billboard — digital	13,952	11,362	41,810	34,965
Logos	3,675	3,050	7,545	7,157
Transit	41	26	309	54
Land and buildings	1,800	428	7,502	6,036
Operating equipment	2,291	3,295	7,646	10,194

Total capital expenditures	$29,621	$24,956	$83,876	$77,677

Non-GAAP Financial Measures

Our management reviews our performance by focusing on several key performance indicators not prepared in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”). We believe these non-GAAP performance indicators are meaningful supplemental measures of our operating performance and should not be considered in isolation of, or as a substitute for their most directly comparable GAAP financial measures.

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

We define AFFO as FFO adjusted for (i) straight-line revenue and expense; (ii) stock-based compensation expense; (iii) non-cash tax expense (benefit); (iv) non-real estate related depreciation and amortization; (v) amortization of deferred financing and debt issuance costs, (vi) loss on extinguishment of debt; (vii) non-recurring infrequent or unusual losses (gains); (viii) less maintenance capital expenditures; and (ix) an adjustment for non-controlling interest.

Acquisition-adjusted net revenue adjusts our 2013 net revenue for the three and nine months ended September 30, 2013, by adding to it the net revenue generated by the acquired assets before our acquisition of these assets for the same time frame that those assets were owned in the three and nine months ended September 30, 2014. In calculating acquisition-adjusted revenue, therefore, we include revenue generated by assets that we did not own in the 2013 period but acquired in the 2014 period. We refer to the amount of pre-acquisition revenue generated by the acquired assets during the period in 2013 that corresponds with the 2014 period in which we owned the assets (to the extent within the period to which this report relates) as “acquisition net revenue”. In addition, we also adjust the 2013 period to reflect assets that have been divested since the 2013 period and, therefore, no revenue derived from those assets is reflected in the 2014 period.

Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue are not intended to replace net income or any other performance measures determined in accordance with GAAP. Neither FFO nor AFFO represent cash flows from operating activities in accordance with GAAP and, therefore, these measures should not be considered indicative of cash flows from operating activities as a measure of liquidity or of funds available to fund our cash needs, including our ability to make cash distributions. Rather, Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue are presented as we believe each is a useful indicator of our current operating performance. We believe that these metrics are useful to an investor in evaluating our operating performance because (1) each is a key measure used by our management team for purposes of decision making and for evaluating our core operating results; (2) Adjusted EBITDA is widely used in the industry to measure operating performance as depreciation and amortization may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (3) acquisition-adjusted net revenue is a supplement to net revenue to enable investors to compare periods in 2014 and 2013 on a more consistent basis without the effects of acquisitions and divestures, which reflects our core performance and organic growth (if any) during the period in which the assets were owned and managed by us; (4) Adjusted EBITDA, FFO and AFFO each provides investors with a meaningful measure for evaluating our period-to-period operating performance by eliminating items that are not operational in nature; and (5) each provides investors with a measure for comparing our results of operations to those of other companies.

Our measurement of Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue may not, however, be fully comparable to similarly titled measures used by other companies. Reconciliations of Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue to net income, the most directly comparable GAAP measure, have been included herein.

RESULTS OF OPERATIONS

Nine Months ended September 30, 2014 compared to Nine Months ended September 30, 2013

Net revenues increased $24.9 million or 2.7% to $950.4 million for the nine months ended September 30, 2014 from $925.5 million for the same period in 2013. This increase was attributable primarily to an increase in billboard net revenues of $22.0 million, which represents an increase of 2.7% over the prior period primarily resulting from higher pricing and occupancy rates as well as growth attributable to the addition of over 150 additional digital billboard displays, an increase in logo sign revenue of $2.8 million, which represents an increase of 5.5% over the prior period, and a $0.1 million increase in transit revenue, which represents an increase of 0.3% over the prior period.

For the nine months ended September 30, 2014, there was a $14.3 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2014, which represents an increase of 1.5%. See “Reconciliations” below. The $14.3 million increase in revenue primarily consists of a $13.0 million increase in billboard revenue, a $1.2 million net decrease in transit revenue and a $2.5 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2013.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $10.4 million for the nine months ended September 30, 2014 over same period in 2013. The $10.4 million increase over the prior year is comprised of a $7.1 million decrease in non-cash stock based compensation expense offset by an increase in direct and general and administrative expenses related to the operations of our outdoor advertising assets of $15.3 million and corporate expense increases of $2.2 million of which $0.8 million was directly related to the Company’s conversion to real estate investment trust status.

Depreciation and amortization expense decreased $16.2 million, or 7.4% for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Due to the above factors, operating income increased by $30.6 million, or 19.2%, to $190.2 million for the nine months ended September 30, 2014 as compared to $159.6 million for the same period in 2013.

During the nine months ended September 30, 2014, the Company recognized a loss on debt extinguishment of $26.0 million related to the redemption of Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018 and the amendment of its senior credit facility. Approximately $10.3 million was a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the then existing senior credit facility and the 7 7/8% Senior Subordinated Notes.

Interest expense decreased $31.5 million from $112.3 million for the nine months ended September 30, 2013, to $80.8 million for the nine months ended September 30, 2014, primarily resulting from the Company’s refinancing transactions during 2013 and 2014.

The increase in operating income and decrease in interest expense, offset by the increases in other-than-temporary impairment of investment and loss on debt extinguishment resulted in an increase in net income before taxes of $32.0 million. Income tax expense increased $16.3 million. For the nine months ended September 30, 2014, the Company’s net income increased to $45.6 million as compared to $30.0 million for the same period in 2013.

Reconciliations:

Because acquisitions occurring after December 31, 2012 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2013 acquisition-adjusted net revenue, which adjusts our 2013 net revenue for the nine months ended September 30, 2013 by adding to or subtracting from it the net revenue generated by the acquired or divested assets before our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2014.

Reconciliations of 2013 reported net revenue to 2013 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2013 acquisition-adjusted net revenue to 2014 reported net revenue for the nine months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine months ended September 30,
	2014	2013
	(in thousands)
Reported net revenue	$950,364	$925,490
Acquisition net revenue	—	10,537

Adjusted totals	$950,364	$936,027

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)
Net income	$45,635	$29,953	$15,682	52.4%
Income tax expense	33,806	17,505	16,301
Loss on other than temporary impairment of investment	4,069	—	4,069
Loss on debt extinguishment	26,023	—	26,023
Interest expense (income), net	80,673	112,143	(31,470)
Gain on disposition of assets	(2,001)	(2,094)	93
Depreciation and amortization	203,250	219,492	(16,242)
Stock-based compensation expense	15,987	23,107	(7,120)

Adjusted EBITDA	$407,442	$400,106	$7,336	1.8%

Adjusted EBITDA for the nine months ended September 30, 2014 increased 1.8% to $407.4 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $13.6 million, and was partially offset by an increase in general administrative and corporate expenses of $6.2 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)
Net income	$45,635	$29,953	$15,682	52.4%
Depreciation and amortization related to real estate	190,761	207,168	(16,407)
Gain from sale or disposal of real estate	(919)	(1,374)	455
Adjustments for unconsolidated affiliates and non-controlling interest	431	790	(359)

FFO	$235,908	$236,537	$(629)	(0.3)%

Straight line expense	(369)	(1,049)	680
Stock-based compensation expense	15,987	23,107	(7,120)
Non-cash portion of tax provision	25,042	14,752	10,290
Non-real estate related depreciation and amortization	12,489	12,324	165
Amortization of deferred financing costs	3,623	11,354	(7,731)
Loss on other than temporary impairment of investment	4,069	—	4,069
Loss on extinguishment of debt	26,023	—	26,023
Capital expenditures – maintenance	(51,162)	(49,030)	(2,132)
Adjustments for unconsolidated affiliates and non-controlling interest	(431)	(790)	359

AFFO	$271,179	$247,205	$23,974	9.7%

FFO for the nine months ended September 30, 2014 was $235.9 million as compared to FFO of $236.5 million for the same period in 2013. AFFO for the nine months ended September 30, 2014 increased 9.7% to $271.2 million as compared to $247.2 million for the same period in 2013. AFFO growth was primarily attributable to the increase in our operating margin (net revenue less direct advertising expense) and decrease in interest expense, partially offset by increases in general and administrative expenses and corporate expenses.

RESULTS OF OPERATIONS

Three Months ended September 30, 2014 compared to Three Months ended September 30, 2013

Net revenues increased $13.9 million or 4.3% to $335.0 million for the three months ended September 30, 2014 from $321.1 million for the same period in 2013. This increase was attributable primarily to an increase in billboard net revenues of $12.7 million, which represents an increase of 4.5% over the prior period primarily resulting from higher pricing and occupancy rates as well as growth attributable to the addition of over 150 additional digital billboard displays, an increase in logo sign revenue of $1.4 million, which represents an increase of 8.7% over the prior period, and a $0.2 million decrease in transit revenue, which represents a decrease of 1.3% over the prior period.

For the three months ended September 30, 2014, there was a $10.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2013, which represents an increase of 3.3%. See “Reconciliations” below. The $10.7 million increase in revenue primarily consists of a $10.1 million increase in billboard revenue, a $0.7 million net decrease in transit revenue and a $1.3 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2013.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $5.6 million for the three months ended September 30, 2014 over same period in 2013. The $5.6 million increase over the prior year is comprised of a decrease of $0.4 million in non-cash stock-based compensation expense offset by an increase in direct and general and administrative expenses related to the operations of our outdoor advertising assets of $4.9 million and corporate expense increases $1.1 million.

Depreciation and amortization expense decreased $10.5 million, or 14.4% for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Due to the above factors, operating income increased to $86.0 million for the three months ended September 30, 2014 compared to $67.2 million for the same period in 2013.

Interest expense decreased $13.3 million from $37.7 million for the three months ended September 30, 2013, to $24.4 million for the three months ended September 30, 2014, primarily resulting from the Company’s refinancing transactions during 2013 and 2014.

The increase in operating income and the decrease in interest expense resulted in a $32.0 million increase in net income before income taxes. This increase in income resulted in an increase in income taxes of $14.1 million for the three months ended September 30, 2014 over the same period in 2013. The effective tax rate for the three months ended September 30, 2014 was 43.2%, which is higher than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.

As a result of the above factors, the Company recognized net income for the three months ended September 30, 2014 of $35.1 million, as compared to net income of $17.1 million for the same period in 2013.

Reconciliations:

Because acquisitions occurring after December 31, 2012 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2013 acquisition-adjusted net revenue, which adjusts our 2013 net revenue for the three months ended September 30, 2013 by adding to or subtracting from it the net revenue generated by the acquired or divested assets before our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2014.

Reconciliations of 2013 reported net revenue to 2013 acquisition-adjusted net revenue for the three months ended September 30, as well as a comparison of 2013 acquisition-adjusted net revenue to 2014 reported net revenue for the three months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended September 30,
	2014	2013
	(in thousands)
Reported net revenue	$334,998	$321,141
Acquisition net revenue	—	3,177

Adjusted totals	$334,998	$324,318

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)
Net income	$35,050	$17,094	$17,956	105.0%
Income tax expense	26,567	12,500	14,067
Interest expense (income)	24,407	37,635	(13,228)
Gain on disposition of assets	(775)	(787)	12
Depreciation and amortization	62,675	73,183	(10,508)
Stock-based compensation expense	5,474	5,912	(438)

Adjusted EBITDA	$153,398	$145,537	$(7,861)	5.4%

Adjusted EBITDA for the three months ended September 30, 2014 increased 5.4% to $153.4 million. The increase in Adjusted EBITDA of $7.9 million was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $11.1 million offset by increases in general administrative and corporate expenses of $5.4 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)
Net income	$35,050	$17,094	$17,956	105.0%
Depreciation and amortization related to real estate	58,690	69,098	(10,408)
Gain from sale or disposal of real estate	(324)	(98)	(226)
Adjustments for unconsolidated affiliates and non-controlling interest	132	246	(114)

FFO	$93,548	$86,340	$7,208	8.3%

Straight line expense	(141)	(728)	587
Stock-based compensation expense	5,474	5,912	(438)
Non-cash portion of tax provision	22,017	11,132	10,885
Non-real estate related depreciation and amortization	3,985	4,085	(100)
Amortization of deferred financing costs	1,172	4,262	(3,090)
Capital expenditures – maintenance	(16,465)	(13,463)	(3,002)
Adjustments for unconsolidated affiliates and non-controlling interest	(132)	(246)	114

AFFO	$109,458	$97,294	$12,164	12.5%

FFO for the three months ended September 30, 2014 was $93.5 million as compared to FFO of $86.3 million for the same period in 2013. AFFO for the three months ended September 30, 2014 increased 12.5% to $109.5 million as compared to $97.3 million for the same period in 2013. AFFO increase was primarily attributable to the decrease in our interest expense and the increase in our operating margin, offset by increases in general administrative expenses, corporate expenses and maintenance capital expenditures.

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

Sources of Cash

Total Liquidity at September 30, 2014. As of September 30, 2014, we had approximately $319.1 million of total liquidity, which is comprised of approximately $28.0 million in cash and cash equivalents and approximately $291.1 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the nine months ended September 30, 2014 and 2013 our cash provided by operating activities was $303.2 million and $294.7 million, respectively. While our net income was approximately $45.6 million for the nine months ended September 30, 2014, we generated cash from operating activities of $303.2 million primarily due to adjustments needed to reconcile net income to cash provided by operating activities of $280.5 million, which primarily consisted of depreciation and amortization of $203.3 million, loss on extinguishment of debt and other-than-temporary-impairment of investments of $30.1 million and non-cash equity based compensation of $16.0 million. In addition, there was an increase in working capital of $22.9 million. We expect to generate cash flows from operations during 2014 in excess of our cash needs for operations and capital expenditures as described herein.

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

Credit Facilities. On February 3, 2014, Lamar Media entered into the second restatement agreement with the Company, certain of Lamar Media’s subsidiaries as guarantors, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, under which the parties agreed to amend and restate Lamar Media’s existing senior credit facility on the terms set forth in the second amended and restated credit agreement included in the second restatement agreement. The senior credit agreement was entered into on April 28, 2010, amended and restated on February 9, 2012 and further amended and restated on February 3, 2014. Among other things, the second amendment and restatement of the senior credit agreement increased the revolving credit facility by $150 million and extended its maturity date to February 2, 2019. On April 18, 2014, Lamar Media entered into Amendment No. 1 to the second amended and restated credit agreement with Lamar Advertising, certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders named therein, which is referred to herein as the “senior credit facility”, under which the parties agreed to amend the senior credit facility to create a new $300 million Term A Loan facility and provide for certain other amendments. The senior credit facility currently consists of a $400 million revolving credit facility, a $300 million Term A Loan facility (the “Term A Loans”) and a $500 million incremental facility. Lamar Media is the borrower under the senior credit facility and may also from time to time designate wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

As of September 30, 2014, Lamar Media had approximately $291.1 million of availability under the revolving credit facility included in the senior credit facility and approximately $6.9 million in letters of credit outstanding. As of September 30, 2014, Lamar Media had $292.5 million outstanding in Term A Loans and $102.0 million outstanding under the revolving credit facility.

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

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $83.9 million for the nine months ended September 30, 2014. We anticipate our 2014 total capital expenditures will be approximately $100 million.

Acquisitions. During the nine months ended September 30, 2014, the Company financed its acquisition activity of $54.1 million with cash on hand.

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

Term A Loans. The Term A Loans mature on February 2, 2019 and began amortizing on June 30, 2014 in quarterly installments paid on such date and on each September 30, December 31, March 31 and June 30 thereafter, as follows:

Principal Payment Date	Principal Amount
December 31, 2014-March 31, 2016	$3,750,000
June 30, 2016- March 31, 2017	$5,625,000
June 30, 2017-December 31, 2018	$11,250,000
Term A Loan Maturity Date	$168,750,000

The Term A loans and revolving credit facility bear interest at rates based on the Adjusted LIBO Rate (“Eurodollar loans”) or the Adjusted Base Rate (“Base Rate loans”), at Lamar Media’s option. Eurodollar loans bear interest at a rate per annum equal to the Adjusted LIBO rate plus 2.25% (or the Adjusted LIBO Rate plus 2.00% at any time the Total Debt Ratio is less than or equal to 4.25 to 1; or the Adjusted LIBO Rate plus 1.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). Base Rate Loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 1.00% (or the Adjusted Base Rate plus 0.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). The guarantees, covenants, events of default and other terms of the senior credit facility apply to the Term A Loans and revolving credit facility.

Dividends. During the nine months ended September 30, 2014 the Company made two cash distributions to its common stockholders totaling approximately $158.5 million or $1.66 per share common stock, in anticipation of commencing to operate as a REIT effective January 1, 2014. As a REIT the Company must distribute to its stockholders by the end of 2014 all if its pre-REIT accumulated earnings and profits, if any. In addition, the company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements with the exception of operating leases.

Commitments and Contingencies

In our Annual Report on Form 10-K for the year ended December 31, 2013, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Debt Service and Contractual Obligations,” we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three and nine months ended September 30, 2014.

REIT Election

On September 25, 2014, our Board of Directors determined the Company’s conversion to a REIT is advisable and in the best interest of the Company and its stockholders and approved the remaining steps necessary for the Company to commence operating as a REIT effective January 1, 2014. In connection with this reorganization, we plan to merge with and into Lamar Advertising REIT Company (“Lamar REIT”), a newly formed, wholly owned subsidiary of Lamar Advertising, at which time the separate existence of Lamar Advertising will cease and Lamar REIT will be the surviving entity of the merger. Upon the effectiveness of the merger, Lamar REIT will change its name to “Lamar Advertising Company” and will continue the business and assume the obligations of Lamar Advertising.

The merger will facilitate our compliance with REIT tax rules by ensuring the effective adoption by Lamar REIT of a certificate of incorporation that implements share ownership and transfer restrictions that are intended to facilitate compliance with certain REIT rules related to share ownership. Lamar REIT filed a proxy statement/prospectus on Form S-4 with the Securities and Exchange Commission on June 27, 2014, as amended, which describes the merger and REIT election. The Form S-4 was declared effective by the Securities and Exchange Commission on October 16, 2014. We will hold a special meeting of stockholders on November 17, 2014 to vote on the proposed merger. Stockholders of record as of October 3, 2014 will be entitled to vote at the special meeting. We can provide no assurance that the REIT conversion, if completed, will be successfully implemented or achieve the intended benefits.

If we convert to a REIT, we will be required to distribute to our stockholders with respect to each taxable year at least 90% of our taxable income (net of any available net operating loss carry forwards) in order to qualify as a REIT, and 100% of our taxable income (net of any available net operating loss carry forwards) in order to avoid U.S. federal income and excise taxes. We commenced regular distributions to stockholders in the second quarter of 2014. The amount, timing and frequency of any future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, including our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize NOLs to offset our distribution requirements and other factors that our Board of Directors may deem relevant.

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and nine months ended September 30, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Nine Months ended September 30, 2014 compared to Nine Months ended September 30, 2013

Net revenues increased $24.9 million or 2.7% to $950.4 million for the nine months ended September 30, 2014 from $925.5 million for the same period in 2013. This increase was attributable primarily to an increase in billboard net revenues of $22.0 million, which represents an increase of 2.7% over the prior period primarily resulting from higher pricing and occupancy rates as well as growth attributable to the addition of over 150 additional digital billboard displays, an increase in logo sign revenue of $2.8 million, which represents an increase of 5.5% over the prior period, and a $0.1 million increase in transit revenue, which represents an increase of 0.3% over the prior period.

For the nine months ended September 30, 2014, there was a $14.3 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2014, which represents an increase of 1.5%. See “Reconciliations” below. The $14.3 million increase in revenue primarily consists of a $13.0 million increase in billboard revenue, a $1.2 million net decrease in transit revenue and a $2.5 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2013.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $10.4 million for the nine months ended September 30, 2014 over same period in 2013. The $10.4 million increase over the prior year is comprised of a $7.1 million decrease in non-cash stock based compensation expense offset by an increase in direct and general and administrative expenses related to the operations of our outdoor advertising assets of $15.3 million and corporate expense increases of $2.2 million of which $0.8 million was directly related to the Company’s conversion to real estate investment trust status.

Depreciation and amortization expense decreased $16.2 million, or 7.4% for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Due to the above factors, operating income increased by $30.6 million, or 19.1%, to $190.5 million for the nine months ended September 30, 2014 as compared to $159.9 million for the same period in 2013.

During the nine months ended September 30, 2014, Lamar Media recognized a loss on debt extinguishment of $26.0 million related to the redemption of our 7 7/8% Senior Subordinated Notes due 2018 and the amendment of its senior credit facility. Approximately $10.3 million was a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the then existing senior credit facility and the 7 7/8% Senior Subordinated Notes.

Interest expense decreased $31.5 million from $112.3 million for the nine months ended September 30, 2013, to $80.8 million for the nine months ended September 30, 2014, primarily resulting from the Company’s refinancing transactions during 2013 and 2014.

The increase in operating income and decrease in interest expense, offset by the increases in other-than-temporary impairment of investment and loss on debt extinguishment resulted in an increase in net income before taxes of $32.0 million. Income tax expense increased $16.3 million. For the nine months ended September 30, 2014, Lamar Media’s net income increased to $45.8 million as compared to $30.1 million for the same period in 2013.

Reconciliations:

Because acquisitions occurring after December 31, 2012 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2013 acquisition-adjusted net revenue, which adjusts our 2013 net revenue for the nine months ended September 30, 2013 by adding to or subtracting from it the net revenue generated by the acquired or divested assets before our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2014.

Reconciliations of 2013 reported net revenue to 2013 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2013 acquisition-adjusted net revenue to 2014 reported net revenue for the nine months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine months ended September 30,
	2014	2013
	(in thousands)
Reported net revenue	$950,364	$925,490
Acquisition net revenue	—	10,537

Adjusted totals	$950,364	$936,027

RESULTS OF OPERATIONS

Three Months ended September 30, 2014 compared to Three Months ended September 30, 2013

Net revenues increased $13.9 million or 4.3% to $335.0 million for the three months ended September 30, 2014 from $321.1 million for the same period in 2013. This increase was attributable primarily to an increase in billboard net revenues of $12.7 million, which represents an increase of 4.5% over the prior period primarily resulting from higher pricing and occupancy rates as well as growth attributable to the addition of over 150 additional digital billboard displays, an increase in logo sign revenue of $1.4 million, which represents an increase of 8.7% over the prior period, and a $0.2 million decrease in transit revenue, which represents a decrease of 1.3% over the prior period.

For the three months ended September 30, 2014, there was a $10.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2013, which represents an increase of 3.3%. See “Reconciliations” below. The $10.7 million increase in revenue primarily consists of a $10.1 million increase in billboard revenue, a $0.7 million net decrease in transit revenue and a $1.3 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2013.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $5.6 million for the three months ended September 30, 2014 over same period in 2013. The $5.6 million increase over the prior year is comprised of a decrease of $0.4 million in non-cash stock-based compensation expense offset by an increase in direct and general and administrative expenses related to the operations of our outdoor advertising assets of $4.9 million and corporate expense increases $1.1 million.

Depreciation and amortization expense decreased $10.5 million, or 14.4% for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Due to the above factors, operating income increased to $86.1 million for the three months ended September 30, 2014 compared to $67.3 million for the same period in 2013.

Interest expense decreased $13.3 million from $37.7 million for the three months ended September 30, 2013, to $24.4 million for the three months ended September 30, 2014, primarily resulting from the Lamar Media’s refinancing transactions during 2013 and 2014.

The increase in operating income and the decrease in interest expense resulted in a $32.0 million increase in net income before income taxes. This increase in income resulted in an increase in income taxes of $14.1 million for the three months ended September 30, 2014 over the same period in 2013. The effective tax rate for the three months ended September 30, 2014 was 43.1%, which is higher than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.

As a result of the above factors, Lamar Media recognized net income for the three months ended September 30, 2014 of $35.1 million, as compared to net income of $17.1 million for the same period in 2013.

Reconciliations:

Because acquisitions occurring after December 31, 2012 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2013 acquisition-adjusted net revenue, which adjusts our 2013 net revenue for the three months ended September 30, 2013 by adding to or subtracting from it the net revenue generated by the acquired or divested assets before our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2014.

Reconciliations of 2013 reported net revenue to 2013 acquisition-adjusted net revenue for the three months ended September 30, as well as a comparison of 2013 acquisition-adjusted net revenue to 2014 reported net revenue for the three months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended September 30,
	2014	2013
	(in thousands)
Reported net revenue	$334,998	$321,141
Acquisition net revenue	—	3,177

Adjusted totals	$334,998	$324,318

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2014, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2013 Combined Form 10-K.

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

At September 30, 2014, there was approximately $394.5 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 20.5% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2014 with respect to borrowings under the senior credit facility was $5.4 million, and the weighted average interest rate applicable to borrowings under this credit facility during the nine months ended September 30, 2014 was 2.4%. Assuming that the weighted average interest rate was 200-basis points higher (that is 4.4% rather than 2.4%), then the Company’s nine months ended September 30, 2014 interest expense would have been approximately $3.4 million higher resulting in a $1.9 million decrease in the Company’s nine months ended September 30, 2014 net income.

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

LAMAR ADVERTISING COMPANY

DATED: November 6, 2014	BY:	/s/ KEITH A. ISTRE

Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 6, 2014	BY:	/s/ KEITH A. ISTRE

Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

10.1	Agreement and Plan of Merger, dated as of August 27, 2014, by and among the Company and Lamar Advertising REIT Company. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on September 2, 2014 and incorporated herein by reference.

12(a)	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2014 and 2013 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media.