Form 10-K
period 2014-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2015-02-26
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-36756

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

Indicate by check mark if either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $4,250,861,661.00 based on $53.00 per share as reported at the close of trading on the NASDAQ Global Select Market on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2014, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2015
Lamar Advertising Company Class A common stock, $0.001 par value per share	80,933,071 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	14,610,365 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 28, 2015 (Proxy Statement)	Part III

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about: (i) our future financial performance and condition; (ii) our business plans, objectives, prospects, growth and operating strategies; (iii) our future capital expenditures and level of acquisition activity; (iv) market opportunities and competitive positions; (v) our future cash flows and expected cash requirements; (vi) expected timing and amount of distributions to our stockholders; (vii) our intention to repurchase shares of our Class A common stock under our stock repurchase program; (viii) estimated risks; (ix) our ability to maintain compliance with applicable covenants and restrictions included in Lamar Media Corp’s (“Lamar Media”) senior credit facility and the indentures relating to its outstanding notes; (x) stock price; and (xi) our ability to remain qualified as a real estate investment trust (“REIT”).

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements: (i) the state of the economy and financial markets generally and their effects on the markets in which we operate and the broader demand for advertising; (ii) the levels of expenditures on advertising in general and outdoor advertising in particular; (iii) risks and uncertainties relating to our significant indebtedness; (iv) the demand for outdoor advertising and its continued popularity as an advertising medium; (v) our need for, and ability to obtain, additional funding for acquisitions, operations and debt refinancing; (vi) increased competition within the outdoor advertising industry; (vii) the regulation of the outdoor advertising industry by federal, state and local governments; (viii) our ability to renew expiring contracts at favorable rates; (ix) the integration of businesses that we acquire and our ability to recognize cost savings and operating efficiencies as a result of these acquisitions; (x) our ability to successfully implement our digital deployment strategy; (xi) the market for our Class A common stock; (xii) changes in accounting principles, policies or guidelines; (xiii) our ability to effectively mitigate the threat of and damages caused by hurricanes and other kinds of severe weather; (xiv) our ability to maintain our status as a REIT; and (xv) changes in tax laws applicable to REITs or in the interpretation of those laws.

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

GENERAL

Lamar Advertising Company is one of the largest outdoor advertising companies in the United States based on number of displays and has operated under the Lamar name since 1902. We operate in a single operating and reporting segment, advertising. We lease space for advertising on billboards, buses, shelters, benches and logo plates. We offer our customers a fully integrated service, satisfying all aspects of their billboard display requirements from ad copy production to placement and maintenance.

We operate three types of outdoor advertising displays: billboards, logo signs and transit advertising displays.

Billboards. As of December 31, 2014, we owned and operated approximately 144,000 billboard advertising displays in 44 states, Canada and Puerto Rico. We lease most of our advertising space on two types of billboards: bulletins and posters.

•	Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic.

•	Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic.

In addition to these traditional billboards, we also lease space on digital billboards, which are generally located on major traffic arteries and city streets. As of December 31, 2014, we owned and operated over 2,100 digital billboard advertising displays in 41 states, Canada and Puerto Rico.

Logo signs. We lease advertising space on logo signs located near highway exits.

•	Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.

We are the largest provider of logo signs in the United States, operating 23 of the 26 privatized state logo sign contracts. As of December 31, 2014, we operated approximately 132,000 logo sign advertising displays in 23 states and Canada.

Transit advertising displays. We also lease advertising space on the exterior and interior of public transportation vehicles, transit shelters and benches in over 60 markets. As of December 31, 2014, we operated over 41,000 transit advertising displays in 17 states, Canada and Puerto Rico.

CORPORATE HISTORY

We have operated under the Lamar name since our founding in 1902 and have been publicly traded on NASDAQ under the symbol “LAMR” since 1996. We completed a reorganization on July 20, 1999 that created a holding company structure. At that time, the operating company (then called Lamar Advertising Company) was renamed Lamar Media Corp., and all of the operating company’s stockholders became stockholders of a new holding company. The new holding company then took the Lamar Advertising Company name, and Lamar Media Corp. became a wholly owned subsidiary of Lamar Advertising Company.

During 2014, we completed a reorganization in order to qualify as a REIT for federal income tax purposes. As part of the plan to reorganize our business operations so that we could elect to qualify as a REIT for the taxable year commencing January 1, 2014, we completed a merger with our predecessor that was approved by our stockholders on November 17, 2014. At the time of the merger each outstanding share of our predecessor’s Class A common stock, Class B common stock and Series AA preferred stock was converted into the right to receive an equal number of shares of Class A common stock, Class B common and Series AA preferred stock of the surviving corporation, respectively. Accordingly, references herein to our Class A common stock, Class B common and Series AA preferred stock refer to our capital stock and the capital stock of our predecessor, as applicable. We hold and operate certain assets through one or more taxable REIT subsidiaries (“TRSs”). The non-REIT qualified businesses that we hold through TRSs include most of our transit and foreign operations.

We may, from time to time, change the election of previously designated TRSs to be treated as qualified REIT subsidiaries or other disregarded entities (“QRSs”), and may reorganize and transfer certain assets or operations from our TRSs to other subsidiaries, including QRSs.

In this Annual Report, unless the context otherwise requires, we refer to Lamar Advertising Company and its consolidated subsidiaries (and its predecessor and its consolidated subsidiaries), as applicable, as the “Company”, “Lamar Advertising” or “we”, we refer to Lamar Advertising’s wholly owned subsidiary Lamar Media Corp. as “Lamar Media.”

OPERATING STRATEGIES

We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:

Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our tenants and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 79% of our net revenues for the year ended December 31, 2014, which management believes is higher than the industry average. We believe that the experience of our regional, territory and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 31 years. In an effort to provide high quality sales and service at the local level, we employed approximately 890 local account executives as of December 31, 2014. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of our central office, as well as our offices in other markets, in the event business opportunities or customers’ needs support such an allocation of resources.

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

In addition, we routinely invest in upgrading our existing displays and constructing new displays. During the last ten years we invested approximately $1.3 billion in capitalized expenditures, which include improvements to our existing real estate portfolio and the construction of new locations. Our regular improvement and expansion of our advertising display inventory allows us to provide high quality service to our current tenants and to attract new tenants.

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

Reinvesting in capital expenditures including digital technology. We have historically invested in capital expenditures, however, during 2009 and 2010, we significantly reduced our capital expenditures to position the Company to manage through the economic recession. As a result of the economic recovery, the Company began to reinvest in capital expenditures beginning in 2011. We spent approximately $107.6 million in total capital expenditures in fiscal 2014, of which $53.5 million was spent on digital technology. We expect our 2015 capitalized expenditures to closely approximate our spending in 2014.

CAPITAL ALLOCATION STRATEGY

The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital. To maintain our REIT status we are required to distribute to our stockholders annually an amount equal to at least 90% of our REIT taxable income. After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. In addition, we intend to return capital to stockholders through our stock repurchase program. During 2014, we generated $452.5 million of cash from operating activities, which was used to fund $65.0 million of acquisitions and $107.6 million of capital expenditures. In addition, in 2014, we paid regular cash distributions in the aggregate of approximately $238.8 million to our stockholders.

•	Capital expenditures program. We will continue to reinvest in our existing assets and expand our outdoor advertising display portfolio through new construction. This includes maintenance and growth capital expenditures associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.

•	Acquisitions. We will seek to pursue strategic acquisitions of outdoor advertising businesses and assets. This includes acquisitions in our existing markets and in new markets where we can meet our return on investment criteria. When evaluating investments in new markets, our return on investment criteria reflects the additional risks inherent to the particular geographic area.

COMPANY OPERATIONS

Billboard Advertising

We lease most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2014, we owned and operated approximately 144,000 billboard advertising displays in 44 states, Canada and Puerto Rico. In 2014, we derived approximately 73% of our billboard advertising net revenues from bulletin rentals and 27% from poster rentals.

Bulletins are large, advertising structures (the most common size is fourteen feet high by forty-eight feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2014, we operated approximately 67,000 bulletin displays.

We generally lease individually-selected bulletin space to advertisers for the duration of the contract (usually one to twelve months). We also lease bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.

Posters are smaller advertising structures (the most common size is eleven feet high by twenty-three feet wide, or 250 square feet; we also operate junior posters, which are five feet high by eleven feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts into the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2014, we operated approximately 75,000 poster displays.

We generally lease poster space for thirty- and sixty-day periods in packages called “showings,” which comprise a given number of displays in a specified market area. We place and spread out the displays making up a showing in well-traveled areas to reach a wide audience in the particular market.

In addition to the traditional displays described above, we also rent digital billboards. Digital billboards are large electronic light emitting diode (“LED”) displays (the most common sizes are fourteen feet high by forty feet wide, or 560 square feet; ten and a half feet high by thirty six feet wide, or 378 square feet; and ten feet high by twenty-one feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds. At December 31, 2014, we operated over 2,100 digital billboards in various markets, which represents approximately 18% of billboard advertising net revenue.

We own the physical structures on which the advertising copy is displayed. We build the structures on locations we either own or lease. In each local office, one employee typically performs site leasing activities for the markets served by that office. See Item 2. — “Properties.”

In the majority of our markets, our local production staffs perform the full range of activities required to create and install billboard advertising displays. Production work includes creating the advertising copy design and layout, coordinating its printing and installing the designs on the displays. Our talented design staff uses state-of-the-art technology to prepare creative, eye-catching displays for our tenants. We can also help with the strategic placement of advertisements throughout an advertiser’s market by using software that allows us to analyze the target audience and its demographics. Our artists also assist in developing marketing presentations, demonstrations and strategies to attract new tenant advertisers.

In marketing billboard displays to advertisers, we compete with other forms of out-of-home advertising and other media. When selecting the media and provider through which to advertise, advertisers consider a number of factors and advertising providers, which are described in the section entitled — “Competition” below.

Logo Sign Advertising

We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 23 of the 26 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2014, we operated over 42,500 logo sign structures containing approximately 132,000 logo advertising displays in the United States and Canada.

We operate the logo sign contracts in the province of Ontario, Canada and in the following states:

Colorado	Georgia	Louisiana	Minnesota	Montana	New Jersey	Oklahoma
Delaware	Kansas	Maine	Mississippi	Nebraska	New Mexico	South Carolina
Florida	Kentucky	Michigan	Missouri(1)	Nevada	Ohio	Utah
Virginia	Wisconsin

(1)	The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.

We also operate the tourist oriented directional signing (“TODS”) programs for the states of Colorado, Kansas, Kentucky, Louisiana, Michigan, Missouri, Montana, Nebraska, Nevada, New Jersey, Ohio, South Carolina, Virginia and the province of Ontario, Canada.

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

State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the Company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our 24 logo sign contracts in place, in the United States and Canada, at December 31, 2014, five are subject to renewal in 2015.

States usually award new logo sign contracts and renew expiring logo sign contracts through an open proposal process. In bidding for new and renewal contracts, we compete against other logo sign providers, as well as local companies based in the state soliciting proposals.

In marketing logo signs to advertisers, we compete with other forms of out-of-home advertising and other media. When selecting the media and provider through which to advertise, advertisers consider a number of factors and advertising providers which are described in the section entitled — “Competition” below.

Transit Advertising

We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. Transit contracts are generally with the local municipalities and allow us the exclusive right to rent advertising space to customers on buses, benches or shelters. The terms of the contracts vary but generally range between 3-15 years, many with renewable options for contract extension. We rent transit advertising displays on bus shelters, benches and buses in over 60 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising tenants. As of December 31, 2014, we operated over 41,000 transit advertising displays in 16 states, Canada and Puerto Rico.

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

Although we primarily focus on small to mid-size markets where we can attain a strong market share, in each of our markets, we compete against other providers of outdoor advertising and other types of media, including:

•	Larger outdoor advertising providers, such as (i) Clear Channel Outdoor Holdings, Inc., which operates billboards, street furniture displays, transit displays and other out-of-home advertising displays in North America and worldwide and (ii) Outfront Media, Inc. (formerly CBS Outdoor), which operates traditional outdoor, street furniture and transit advertising properties in North America and worldwide. Clear Channel Outdoor and Outfront Media each have corporate relationships with large media conglomerates and may have greater total resources, product offerings and opportunities for cross-selling than we do.

•	Broadcast and cable television, radio, print media, direct mail marketing, the internet, social media and applications used in conjunction with wireless devices.

•	An increasing variety of out-of-home advertising media, such as advertising displays in shopping centers, malls, airports, stadiums, movie theaters, supermarkets and advertising displays on taxis, trains and buses.

In selecting the form of media through which to advertise, advertisers evaluate their ability to target audiences having a specific demographic profile, lifestyle, brand or media consumption or purchasing behavior or audiences located in, or traveling through, a particular geography. Advertisers also compare the relative costs of available media, evaluating the number of impressions (potential viewings), exposure (the opportunity for advertising to be seen) and circulation (traffic volume in a market), as well as potential effectiveness, quality of related services (such as advertising copy design and layout) and customer service. In competing with other media, we believe that outdoor advertising is relatively more cost-efficient than other media, allowing advertisers to reach broader audiences and target specific geographic areas or demographic groups within markets.

We believe that our strong emphasis on sales and customer service and our position as a major provider of advertising services in each of our primary markets enables us to compete effectively with the other outdoor advertising companies, as well as with other media, within those markets.

GEOGRAPHIC DIVERSIFICATION

Our advertising displays are geographically diversified across the United States, Canada and Puerto Rico. The following table sets forth information regarding the geographic diversification of our advertising displays, which are listed in order of contributions to total revenue. Markets with less than 1% of total displays are grouped in the category “all other United States and Puerto Rico”.

	Percentage of Revenues for the year ended, December 31, 2014					Number of Displays for the year ended, December 31, 2014
Market	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Percentage of Total Displays
Pittsburgh, PA	2.6%	4.1%	2.4%	0.0%	2.7%	3,215	52	823	—	4,090	1.3%
New York, NY	3.4%	0.7%	0.0%	0.0%	2.6%	1,264	16	—	—	1,280	0.4%
Gary, IN	2.0%	4.2%	0.0%	0.0%	2.1%	1,846	87	—	—	1,933	0.6%
Oklahoma City, OK	2.0%	1.9%	0.0%	0.0%	1.8%	2,613	26	—	—	2,639	0.8%
San Bernardino, CA	1.9%	1.5%	1.5%	0.0%	1.7%	1,013	16	1,179	—	2,208	0.7%
Las Vegas, NV	1.8%	2.4%	0.0%	0.0%	1.7%	880	32	—	—	912	0.3%
Cincinnati, OH	1.2%	3.1%	0.0%	0.0%	1.4%	1,263	30	—	—	1,293	0.4%
Vancouver, Canada	0.0%	0.0%	23.3%	0.0%	1.4%	—	—	6,278	—	6,278	2.0%
Hartford, CT	1.4%	2.0%	0.2%	0.0%	1.4%	998	20	92	—	1,110	0.3%
Richmond, VA	1.5%	1.9%	0.0%	0.0%	1.4%	1,378	33	—	—	1,411	0.4%
Dallas, TX	1.6%	0.7%	0.0%	0.0%	1.3%	1,186	10	—	—	1,196	0.4%
Knoxville, TN	1.6%	0.5%	0.0%	0.0%	1.2%	2,136	11	—	—	2,147	0.7%
Birmingham, AL	1.4%	1.6%	0.0%	0.0%	1.2%	1,676	25	—	—	1,701	0.5%
Baton Rouge, LA	1.3%	1.7%	0.0%	0.0%	1.2%	1,570	36	—	—	1,606	0.5%
Nashville, TN	1.4%	1.7%	0.0%	0.0%	1.2%	1,791	34	—	—	1,825	0.6%
Atlanta, GA	1.1%	2.3%	0.0%	0.0%	1.2%	810	41	—	—	851	0.3%
Buffalo, NY	1.2%	1.1%	2.8%	0.0%	1.2%	983	17	2,145	—	3,145	1.0%
Austin, TX	1.5%	0.4%	0.0%	0.0%	1.1%	944	5	—	—	949	0.3%
Gulfport, MS	1.3%	0.9%	0.0%	0.0%	1.1%	1,035	13	—	—	1,048	0.3%
Tulsa, OK	1.2%	1.6%	0.0%	0.0%	1.1%	1,811	23	—	—	1,834	0.6%
Providence, RI	1.0%	1.8%	1.3%	0.0%	1.1%	603	15	—	—	618	0.2%

All US Logo Programs	0.0%	0.0%	0.0%	91.1%	5.0%	—	—	—	127,277	127,277	40.1%
All Other United States and Puerto Rico	67.5%	63.8%	54.0%	0.0%	62.4%	112,876	1,570	26,631	—	141,077	44.4%

All Other Canada	0.1%	0.1%	14.5%	8.9%	1.5%	152	2	4,513	4,502	9,169	2.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	142,043	2,114	41,661	131,779	317,597	100.0%
Total Revenue (in millions)	$931.8	$207.4	$76.6	$71.3	$1,287.1

TAXABLE REIT SUBSIDIARIES

We hold and operate certain of our assets that cannot be held and operated directly by a REIT through taxable REIT subsidiaries, or TRSs. A TRS is a subsidiary of a REIT that pays corporate taxes on its taxable income. The assets held in our TRSs primarily consist of our transit advertising business, advertising services business and our foreign operations in Canada and Puerto Rico. Our TRS assets and operations will continue to be subject, as applicable, to U.S. federal and state corporate income taxes. Furthermore, our assets and operations outside the United States will continue to be subject to foreign taxes in the jurisdictions in which those assets and operations are located. Net income from our TRSs will either be retained by our TRSs and used to fund their operations, or distributed to us, where it will be reinvested in our business or be available for distribution to Lamar Advertising’s stockholders. As of December 31, 2014, the annual revenue generated by our TRSs in the aggregate was approximately $168 million.

ADVERTISING TENANTS

Our tenant base is diverse. The table below sets forth the ten industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2014, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 76% of our billboard advertising net revenues in the year ended December 31, 2014. No individual tenant accounted for more than 1.0% of our billboard advertising net revenues in that period.

Categories	Percentage of Net Billboard Advertising Revenues
Restaurants	13%
Retailers	10%
Health Care	10%
Service	10%
Amusement — Entertainment/Sports	7%
Automotive	6%
Gaming	5%
Education	5%
Financial — Banks, Credit Unions	4%
Telecommunications	3%
Hotels and Motels	3%

76%

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

In January 2013, Scenic America, Inc., a nonprofit membership organization, filed a lawsuit against the U.S. Department of Transportation (USDOT) and the Federal Highway Administration (FHWA). The complaint alleged that (i) the FHWA exceeded its authority when the agency issued the 2007 Guidance to assist its division offices in evaluating state regulations that authorize the construction and operation of digital billboards that are in conformance with restrictions on “intermittent”, “flashing” or “moving” lights, which restrictions are contained in the individual Federal/State Agreements that implement the provisions of the HBA and in issuing the 2007 Guidance, the FHWA violated the Administrative Procedures Act (APA) by not first engaging in formal rulemaking, (ii) the 2007 Guidance violated the HBA because it adopted “a new lighting standard” without first amending the provisions of the Federal/State Agreements and (iii) the 2007 Guidance violates the HBA (the “2007 Guidance”) because digital billboards are themselves “inconsistent with customary use” of outdoor advertising, as that term is used in the HBA. As the principal remedy for these alleged violations, the complaint sought an injunction vacating the 2007 Guidance. On June 20, 2014, the U.S. District Court for the District of Columbia dismissed all challenges made by Scenic America to the 2007 Guidance finding that (i) the 2007 Guidance was an interpretive and not a substantive rule and, therefore, did not violate the APA, (ii) the 2007 Guidance did not infringe on the Federal/State Agreements and (iii) the 2007 Guidance is consistent with “customary use” and, therefore, did not violate the HBA. Scenic America filed a notice of appeal from the District Court’s judgment to the D.C. Circuit Court of Appeals on August 7, 2014. This appeal is pending as of February 23, 2015.

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

LEGAL PROCEEDINGS

From time to time, we are involved in litigation in the ordinary course of business, including disputes involving advertising contracts, site leases, employment claims and construction matters. We are also involved in routine administrative and judicial proceedings regarding billboard permits, fees and compensation for condemnations. We are not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

REAL ESTATE PORTFOLIO

Our management headquarters is located in Baton Rouge, Louisiana. We also own 120 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, we lease an additional 118 operating facilities at an aggregate lease expense for 2014 of approximately $7.3 million.

We own approximately 7,000 parcels of property beneath our advertising displays. As of December 31, 2014, we leased approximately 75,200 outdoor sites, accounting for an annualized lease expense of approximately $213.6 million. This amount represented approximately 19% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide us with renewal options. Our lease agreements generally permit us to use the land for the construction, repair and relocation of outdoor advertising displays, including all rights necessary to access and maintain the site. Approximately 64% of our leases will expire or be subject to renewal in the next 5 years, 13% will expire or be subject to renewal in 6 to 10 years and 23% thereafter. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

The following table illustrates the number of leased and owned sites by state as of December 31, 2014, which is sorted from greatest to least in number and percentage of leased sites. States in which we lease less than 2% of our portfolio are grouped in the category “All Other States”.

State	# of billboard leased sites	% of total	# of owned billboard sites	% of total

Pennsylvania	6,491	8.6%	1,172	16.7%
Texas	6,350	8.4%	632	9.0%
California	5,123	6.8%	129	1.8%
Ohio	3,797	5.0%	359	5.1%
Louisiana	3,702	4.9%	450	6.4%
Alabama	3,505	4.7%	449	6.4%
Tennessee	3,176	4.2%	268	3.8%
Florida	3,101	4.1%	383	5.5%
North Carolina	2,953	3.9%	133	1.9%
New York	2,561	3.4%	187	2.7%
Missouri	2,496	3.3%	226	3.2%
Wisconsin	2,406	3.2%	266	3.8%
Mississippi	2,275	3.0%	301	4.3%
Georgia	2,234	3.0%	180	2.6%
Indiana	2,185	2.9%	237	3.4%
Michigan	2,034	2.7%	189	2.7%
Oklahoma	2,001	2.7%	109	1.6%
Virginia	1,843	2.5%	120	1.7%
All Other States	16,967	22.7%	1,231	17.4%

	75,200	100%	7,021	100%

CONTRACT EXPIRATIONS

We derive revenues primarily from renting advertising space to customers on our advertising displays. Our contracts with customers generally cover periods ranging from one week to one year and are generally billed every four weeks. Since contract terms are short-term in nature, we do not consider revenues by year of contract expiration to be meaningful.

EMPLOYEES

We employed approximately 3,200 people as of December 31, 2014. Approximately 220 employees were engaged in overall management and general administration at our management headquarters in Baton Rouge, Louisiana, and the remainder, including approximately 890 local account executives were employed in our operating offices.

Fifteen of our local offices employ billposters and construction personnel who are covered by collective bargaining agreements. We believe that our relationship with our employees, including our 129 unionized employees, is good, and we have never experienced a strike or work stoppage.

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

AVAILABLE INFORMATION

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

The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2014, Lamar Advertising Company’s wholly owned subsidiary, Lamar Media, had approximately $1.9 billion of total debt outstanding, consisting of approximately $353.8 million in bank debt outstanding under Lamar Media’s senior credit facility, $1.0 billion in various series of senior subordinated notes and $510 million in senior notes. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility allow Lamar Media to incur substantially more debt, including approximately $328.2 million available for borrowing as of December 31, 2014 under the revolving senior credit facility.

The Company’s substantial debt and its use of cash flow from operations to make principal and interest payments on its debt may, among other things:

•	make it more difficult for the Company to comply with the financial covenants in its senior credit facility, which could result in a default and an acceleration of all amounts outstanding under the facility;

•	limit the cash flow available to fund the Company’s working capital, capital expenditures, acquisitions or other general corporate requirements;

•	limit the Company’s ability to obtain additional financing to fund future dividend distributions, working capital, capital expenditures or other general corporate requirements;

•	place the Company at a competitive disadvantage relative to those of its competitors that have less debt;

•	force the Company to seek and obtain alternate or additional sources of funding, which may be unavailable, or may be on less favorable terms, or may require the Company to obtain the consent of lenders under its senior credit facility or the holders of its other debt;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and industry; and

•	increase the Company’s vulnerability to general adverse economic and industry conditions.

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

At December 31, 2014, the terms of Lamar Media’s senior credit facility also restrict the Company from exceeding a specified senior debt ratio. Lamar Media is also subject to certain other financial covenants relating to the incurrence of additional debt. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of the specific financial ratio requirements under the senior credit facility.

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

The Company rents advertising space on outdoor structures to generate revenues. Advertising spending is particularly sensitive to changes in economic conditions.

Additionally, the occurrence of any of the following external events could further depress the Company’s revenues:

•	a widespread reallocation of advertising expenditures to other available media by significant renters of the Company’s displays; and

•	a decline in the amount spent on advertising in general or outdoor advertising in particular.

The Company’s growth through acquisitions may be difficult, which could adversely affect our future financial performance. In addition, if we are unable to successfully integrate any completed acquisitions, our financial performance would also be adversely affected.

The Company has historically grown through acquisitions. During the year ended December 31, 2014, we completed acquisitions for a total cash purchase price of approximately $65.0 million. We intend to continue to evaluate strategic acquisition opportunities as they arise.

The future success of our acquisition strategy could be adversely affected by many factors, including the following:

•	the pool of suitable acquisition candidates is dwindling, and we may have a more difficult time negotiating acquisitions on favorable terms;

•	we may face increased competition for acquisition candidates from other outdoor advertising companies, some of which have greater financial resources than we do, which may result in higher prices for those businesses and assets;

•	we may not have access to the capital needed to finance potential acquisitions and may be unable to obtain any required consents from our current lenders to obtain alternate financing;

•	compliance with REIT requirements may hinder our ability to make certain investments and to that extent may limit our acquisition opportunities;

•	we may be unable to integrate acquired businesses and assets effectively with our existing operations and systems as a result of unforeseen difficulties that could divert significant time, attention and effort from management that could otherwise be directed at developing existing business;

•	we may be unable to retain key personnel of acquired businesses;

•	we may not realize the benefits and cost savings anticipated in our acquisitions; and

•	as the industry consolidates further, larger mergers and acquisitions may face substantial scrutiny under antitrust laws.

These obstacles to our opportunistic acquisition strategy may have an adverse effect on our future financial results.

The Company could suffer losses due to asset impairment charges for goodwill and other intangible assets.

The Company tested goodwill for impairment on December 31, 2014. Based on the Company’s review at December 31, 2014, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or both of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350 “Goodwill and Other Intangible Assets” and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.

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

In January 2013, Scenic America, Inc., a nonprofit membership organization, filed a lawsuit against the U.S. Department of Transportation (USDOT) and the Federal Highway Administration. The complaint alleged that (i) the FHWA exceeded its authority when the agency issued the 2007 Guidance to assist its division offices in evaluating state regulations that authorize the construction and operation of digital billboards that are in conformance with restrictions on “intermittent”, “flashing” or “moving” lights, which restrictions are contained in the individual Federal/State Agreements that implement the provisions of the HBA (the “2007 Guidance”) and that in issuing the 2007 Guidance, the FHWA violated the Administrative Procedures Act by not first engaging in formal rulemaking, (ii) the 2007 Guidance violated the HBA because it adopted “a new lighting standard” without first amending the provisions of the Federal/State Agreements and (iii) the 2007 Guidance violated the HBA because digital billboards are themselves “inconsistent with customary use” of outdoor advertising, as that term is used in the HBA. As the principal remedy for these alleged violations, the complaint sought an injunction vacating the 2007 Guidance. On June 20, 2014, the U.S. District Court for the District of Columbia dismissed all challenges made by Scenic America to the 2007 Guidance finding that (i) the 2007 Guidance was an interpretive and not a substantive rule and, therefore, did not violate the APA, (ii) the 2007 Guidance did not infringe on the Federal/State Agreements and (iii) the 2007 Guidance is consistent with “customary use” and, therefore, did not violate the HBA. Scenic America filed a notice of appeal from the District Court’s judgment to the D.C. Circuit Court of Appeals on August 7, 2014. This appeal is pending as of February 23, 2015.

On December 30, 2013, USDOT and FHWA published a Notice encouraging states to work with the FHWA to review their Federal/State Agreements, most of which were put in place in the late 1960s and early 1970s, to determine if amendments are advisable. FHWA encouraged each state to work with their FHWA division offices to amend its Federal/State Agreement so that it is consistent with the state’s current outdoor advertising objectives and address the evolving technology being used or that could be used in the future by the outdoor industry. The Notice details a multi-step process to achieve this goal. The Notice does not make any reference to the 2007 Guidance, nor does it recommend or require any specific substantive amendments to a state’s Federal/State Agreement. It is uncertain whether the FHWA Notice will have any impact on current federal, state or local regulation of outdoor advertising signs. To the extent that any Federal/State Agreements are amended in a manner that places new restrictions on outdoor advertising it could have a material adverse effect on our business, results of operations or financial condition.

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

In 2014, the Company generated approximately 5% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against other national and local logo sign providers. A logo sign provider incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the logo sign provider for early termination. At the end of the contract term, the logo sign provider transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.

Of the Company’s 23 logo sign contracts in place at December 31, 2014, five are subject to renewal in 2015. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.

The Company is controlled by significant stockholders who have the power to determine the outcome of all matters submitted to the stockholders for approval and whose interest in the Company may be different than yours.

As of December 31, 2014, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Chairman and President, and Sean Reilly, the Company’s Chief Executive Officer, and their affiliates, owned in the aggregate approximately 16% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented approximately 65% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family and their affiliates the power to:

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

The Company has determined that it is uneconomical to insure against losses resulting from hurricanes and other natural disasters. Although the Company has developed contingency plans designed to mitigate the threat posed by hurricanes and other forms of inclement weather to its real estate portfolio (e.g., removing advertising faces at the onset of a storm, when possible, which better permits the structures to withstand high winds during the storm), these plans could fail and significant losses could result.

If Lamar Advertising fails to remain qualified as a REIT, both Lamar Advertising and Lamar Media would be taxed as regular C corporations and would not be able to deduct distributions to the stockholders of Lamar Advertising when computing their taxable income.

REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, (the “Code”) to Lamar Advertising’s operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although Lamar Advertising plans to operate in a manner consistent with the REIT qualification rules starting with its taxable year ending December 31, 2014, the Company cannot assure you that it will so qualify or remain so qualified.

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

Despite qualifying as a REIT, certain of Lamar Advertising’s business activities will be subject to U.S. and foreign taxes on its income and assets, which will continue to reduce its cash flows, and it will have potential deferred and contingent tax liabilities.

Despite qualifying as a REIT, Lamar Advertising may be subject to certain U.S. federal, state and local taxes and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, the Company could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT.

In order maintain its qualification as a REIT, the Company holds certain of its non-qualifying REIT assets and receives certain non-qualifying items of income through one or more TRSs. These non-qualifying REIT assets consist principally of the Company’s advertising services business and its transit advertising business. Those TRS assets and operations will continue to be subject, as applicable, to U.S. federal and state corporate income taxes. Furthermore, the Company’s assets and operations outside the United States are subject to foreign taxes in the jurisdictions in which those assets and operations are located. In addition, the Company may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease the Company’s earnings and its cash available for distributions to stockholders.

The Company will also be subject to a U.S. federal income tax at the highest regular corporate rate (currently 35%) on all or a portion of the gain recognized from a sale of assets occurring within a specified period (generally, ten years) after the 2014 effective date of our REIT conversion, to the extent of the built-in gain based on the fair market value of those assets held by the Company on the effective date of REIT conversion in excess of the Company’s then tax basis in those assets. Since the Company elected REIT status for the taxable year ending December 31, 2014, the tax on subsequently sold assets will be based on the fair market value and built-in gains of those assets as of January 1, 2014. The same rules apply to any assets we acquire from a “C” corporation in a carry-over basis transaction with built-in gain at the time of the acquisition by us. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. The Company currently does not expect to sell any asset if the sale would result in the imposition of a material tax liability. It cannot, however, assure you that the Company will not change its plans in this regard.

In addition, the IRS and any state or local tax authority may successfully assert liabilities against the Company for corporate income taxes for taxable years of Lamar Advertising prior to the effective time of the REIT election, in which case the Company will owe these taxes plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in non-REIT accumulated E&P, which could cause the Company to pay taxable distributions to its stockholders after the relevant determination.

As a REIT, Lamar Advertising is required to distribute at least 90% of its taxable income to its stockholders.

As a REIT, the Company is required to distribute to its stockholders with respect to each taxable year at least 90% of its taxable income (net of any available net operating loss carry forwards) in order to qualify as a REIT, and 100% of its taxable income (net of any available net operating loss carry forwards) in order to avoid U.S. federal income and excise taxes. For these purposes, most of Lamar Advertising’s subsidiaries, including Lamar Media, will be treated as part of the REIT and therefore Lamar Advertising also will be required to distribute out their taxable income.

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

Generally, the Company expects to distribute all or substantially all of its REIT taxable income. However, the Company may determine to utilize its existing NOLs to reduce all or a portion of its taxable income in lieu of making corresponding distributions to its stockholders. If the Company’s cash available for distribution falls short of its estimates, it may be unable to maintain the proposed quarterly distributions that approximate its taxable income and, as a result, may be subject to U.S. federal income tax on the shortfall in distributions or may fail to qualify for taxation as a REIT. The Company’s cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments. Because the REIT distribution requirements will prevent the Company from retaining earnings, it may be required to refinance debt at maturity with additional debt or equity, which may not be available on acceptable terms, or at all.

Covenants specified in our existing and future senior credit facility and debt instruments may limit Lamar Advertising’s ability to make required REIT distributions.

Although Lamar Media’s senior credit facility allows Lamar Media to conduct its affairs in a manner that allows Lamar Advertising to qualify and remain qualified as a REIT—including by allowing Lamar Media to make distributions to Lamar Advertising required for the Company to qualify and remain qualified for taxation as a REIT, subject to certain restrictions—the senior credit facility and the indentures relating to our outstanding notes contain certain covenants that could limit Lamar Advertising’s distributions to its stockholders.

Under the senior credit facility, Lamar Media is not permitted to make distributions to the Company in order to satisfy the Company’s REIT distribution requirements, or make additional distributions up to 100% of the Company’s REIT taxable income, if Lamar Media is in default due to the failure to make a required payment (subject to a cure period in the case of payments of interest, reimbursement obligations in respect of letters of credit and fees) or in the event of a voluntary or involuntary bankruptcy proceeding. Under the indentures governing its outstanding senior subordinated notes and senior notes, Lamar Media may make distributions to the Company to satisfy the Company’s REIT distribution requirements and additional amounts intended to distribute up to 100% of the Company’s REIT taxable income, so long as Lamar Media is in compliance with certain restricted payment baskets and certain other conditions are met, including that no default or event of default exists or would result there from. As of December 31, 2014, Lamar Media is permitted to make up to approximately $2.3 billion in distributions pursuant to these baskets. In addition, under the indenture governing Lamar Media’s senior notes, Lamar Media is permitted to make distributions to the Company outside of such restricted payment baskets to the extent that the Company believes in good faith that it qualifies as a REIT and such distributions are necessary to maintain its status as a REIT, subject to the conditions that (i) no payment or bankruptcy event of default exists and the obligations in respect of the senior notes have not otherwise been accelerated and (ii) two consecutive distributions pursuant to this provision shall not be permitted during the continuance of any single event of default. If these limits prevent the Company from satisfying its REIT distribution requirements, the Company could fail to qualify for taxation as a REIT. If these limits do not jeopardize its qualification for taxation as a REIT but do nevertheless prevent it from distributing 100% of its REIT taxable income, it will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

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

Our cash distributions are not guaranteed and may fluctuate

A REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders. The Company may have available NOLs that could reduce or substantially eliminate its REIT taxable income, and thus it may not be required to distribute material amounts of cash to qualify for taxation as a REIT. The Company expects that, for the foreseeable future, it may utilize available NOLs to reduce its REIT taxable income.

The board of directors of the Company, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to its stockholders based on a number of factors including, but not limited to, the Company’s results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, any stock repurchase program, and general market demand for its advertising space available for lease. Consequently, the Company’s distribution levels may fluctuate.

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

Ownership limitations contained in the Lamar Advertising charter may restrict stockholders from acquiring or transferring certain amounts of shares.

In order for Lamar Advertising to remain qualified as a REIT, no more than 50% of the value of the outstanding shares of its stock may be owned, directly or indirectly or through application of certain attribution rules by five or fewer “individuals” (as defined in the Code) at any time during the last half of a taxable year (other than the first taxable year for which an election to be a REIT has been made). To preserve its REIT qualification, the Lamar Advertising charter generally prohibits any person or entity from owning actually and by virtue of the applicable constructive ownership provisions more than 5% of the outstanding shares of Lamar Advertising common stock. These ownership limitations could restrict stockholders from acquiring or transferring certain amounts of shares of its stock. The Lamar Advertising charter also provides a separate share ownership limitation for certain members of the Reilly family and their affiliates that allows them to own actually and by virtue of the applicable constructive ownership provisions no more than 19% of the outstanding shares of Lamar Advertising common stock and, during the second half of any taxable year other than its first taxable year as a REIT, no more than 33% in value of the aggregate of the outstanding shares of all classes and series of its stock, in each case excluding any shares of its stock that are not treated as outstanding for federal income tax purposes.

Complying with REIT requirements may limit the Company’s ability to hedge effectively and increase the cost of its hedging, and may cause us to incur tax liabilities.

The REIT provisions of the Code limit the Company’s ability to hedge liabilities. Generally, income from hedging transactions that the Company enters into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets and income from certain currency hedging transactions related to its non-U.S. operations do not constitute “gross income” for purposes of the REIT gross income tests, provided certain requirements are satisfied. To the extent that the Company enters into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, the Company may need to limit its use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of the Company’s hedging activities because its TRSs would be subject to tax on income or gains resulting from hedges entered into by them or expose the Company to greater risks associated with changes in interest rates than it would otherwise want to bear. In addition, losses in any of the Company’s TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the applicable TRS.

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

The Lamar Advertising charter, the Lamar Advertising bylaws and Delaware law may inhibit a takeover that stockholders consider favorable and could also limit the market price of Lamar Advertising stock.

Provisions of the Lamar Advertising charter, the Lamar Advertising bylaws and applicable provisions of Delaware law may make it more difficult for or prevent a third party from acquiring control of Lamar Advertising without the approval of the board of directors. These provisions:

•	impose restrictions on ownership and transfer of Lamar Advertising common stock that are intended to facilitate the Company’s compliance with certain REIT rules relating to share ownership;

•	limit who may call a special meeting of stockholders;

•	establish advance notice and informational requirements and time limitations on any director nomination or proposal that a stockholder wishes to make at a meeting of stockholders;

•	do not permit cumulative voting in the election of its directors, which would otherwise permit less than a majority of stockholders to elect directors; and

•	provide the board of directors the ability to issue additional classes and shares of preferred stock and to set voting rights, preferences and other terms of the preferred stock without stockholder approval.

In addition, Section 203 of the DGCL generally limits the Company’s ability to engage in any business combination with certain persons who own 15% or more of its outstanding voting stock or any of its associates or affiliates who at any time in the past three years have owned 15% or more of its outstanding voting stock.

These provisions may have the effect of entrenching the Company’s management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of Lamar Advertising common stock.

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

The ability of the board of directors of Lamar Advertising to revoke its REIT election, without stockholder approval, may cause adverse consequences to its stockholders.

The Lamar Advertising charter provides that the board of directors may revoke or otherwise terminate the REIT election, without the approval of its stockholders, if the board determines that it is no longer in the Company’s best interest to continue to qualify as a REIT. If the Company ceases to be a REIT, it will not be allowed a deduction for dividends paid to stockholders in computing its taxable income, and it will be subject to federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on its total return to its stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our management headquarters is located in Baton Rouge, Louisiana. We also own approximately 120 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 118 operating facilities at an aggregate lease expense for 2014 of approximately $7.3 million.

We own approximately 7,000 parcels of property beneath our outdoor advertising structures. As of December 31, 2014, we leased approximately 75,200 active outdoor sites, accounting for a total annual lease expense of approximately $213.6 million. This amount represented approximately 19% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

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

The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the NASDAQ Global Select Market under the symbol “LAMR.” As of December 31, 2014, the Class A common stock was held by 167 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.

The following table sets forth, for the periods indicated, the high and low sale prices for the Class A common stock:

	High	Low
Year ended December 31, 2014
First Quarter	$54.09	$42.37
Second Quarter	54.34	47.36
Third Quarter	53.46	48.25
Fourth Quarter	55.11	43.37
Year ended December 31, 2013
First Quarter	$48.86	$39.10
Second Quarter	49.61	41.30
Third Quarter	47.31	41.36
Fourth Quarter	52.33	45.64

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

Dividends

As a REIT, we must annually distribute to our common stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as to not be subject to income tax or excise tax on undistributed REIT taxable income. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

During the year ended December 31, 2014, we declared and paid the following regular cash distributions to the holders of our Class A and Class B common stock:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
May 21, 2014	June 30, 2014	June 1, 2014	$0.83	$79.0
August 26, 2014	September 30,2014	September 22,2014	$0.83	$79.2
December 11, 2014	December 30, 2014	December 22, 2014	$0.84	$80.2

During the years ended December 31, 2013 and 2012, there were no dividends declared on its common stock.

Issuer Purchases of Equity Securities

On December 11, 2014, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $250 million of the Company’s Class A common stock.

The following table sets forth the Company’s repurchases of its securities during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 through December 31, 2014	—	$—	—	$250,000,000

ITEM 6.	SELECTED FINANCIAL DATA

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

	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Statement of Operations Data:
Net revenues	$1,287,060	$1,245,842	$1,179,736	$1,130,714	$1,094,146

Operating expenses:
Direct advertising expenses	453,269	436,844	418,538	409,052	398,467
General and administrative expenses	299,878	288,786	264,406	248,970	246,513
Depreciation and amortization	258,435	300,579	296,083	299,639	312,703
Gain on disposition of assets	(3,192)	(3,804)	(13,817)	(10,548)	(4,900)

Total operating expenses	1,008,390	1,022,405	965,210	947,113	952,783

Operating income	278,670	223,437	214,526	183,601	141,363

Other expense (income):
Loss on extinguishment of debt	26,023	14,345	41,632	677	17,398
Other-than-temporary impairment of investment	4,069	—	—	—	—
Interest income	(102)	(165)	(331)	(569)	(367)
Interest expense	105,254	146,277	157,093	171,093	186,048

Total other expense	135,244	160,457	198,394	171,201	203,079

Income (loss) before income taxes	143,426	62,980	16,132	12,400	(61,716)
Income tax expense (benefit)	(110,092)	22,841	8,242	5,542	(22,746)

Net income (loss)	253,518	40,139	7,890	6,858	(38,970)
Preferred stock dividends	365	365	365	365	365

Net income (loss) applicable to common stock	$253,153	$39,774	$7,525	$6,493	$(39,335)

Net income (loss) per share basic and diluted	$2.66	$0.42	$0.08	$0.07	$(0.43)

Cash dividends declared per common share	$2.50	$—	$—	$—	$—

Statement of Cash Flow Data:
Cash flows provided by operating activities	$452,529	$394,705	$375,909	$318,821	$322,820
Cash flows used in investing activities	$163,997	$191,869	$303,399	$117,255	$41,480
Cash flows used in financing activities	$294,315	$227,195	$47,417	$259,442	$302,429

Balance Sheet Data(1)
Cash and cash equivalents	$26,035	$33,212	$58,911	$33,503	$91,679
Working capital	47,803	36,705	82,127	76,795	140,116
Total assets	3,318,818	3,401,618	3,514,030	3,427,353	3,648,961
Total debt (including current maturities)	1,899,895	1,938,802	2,160,854	2,158,528	2,409,140
Total long-term obligations	2,112,011	2,223,319	2,433,297	2,419,802	2,670,730
Stockholders’ equity	981,466	932,946	861,625	827,721	808,938

(1)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2014, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

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

Historically, the Company made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources” below. During the year ended December 31, 2014, the Company completed acquisitions for a total cash purchase price of approximately $65.0 million.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past three years:

	2014	2013	2012
	(In thousands)
Billboard — Traditional	$25,829	$21,295	$29,061
Billboard — Digital	53,536	50,233	42,134
Logos	9,747	11,182	8,704
Transit	425	168	259
Land and buildings	8,668	9,471	12,797
PP&E	9,368	13,301	12,615

Total capital expenditures	$107,573	$105,650	$105,570

We expect our capital expenditures to be approximately $100 million in 2015.

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

Acquisition-adjusted net revenue adjusts our net revenue for the prior period by adding to it the net revenue generated by the acquired assets before our acquisition of these assets for the same time frame that those assets were owned in the current period. In calculating acquisition-adjusted revenue, therefore, we include revenue generated by assets that we did not own in the period but acquired in the current period. We refer to the amount of pre-acquisition revenue generated by the acquired assets during the prior period that corresponds with the current period in which we owned the assets (to the extent within the period to which this report relates) as “acquisition net revenue”. In addition, we also adjust the prior period to subtract revenue generated by the assets that have been divested since the prior period and, therefore, no revenue derived from those assets is reflected in the current period.

Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue are not intended to replace net income or any other performance measures determined in accordance with GAAP. Neither FFO nor AFFO represent cash flows from operating activities in accordance with GAAP and, therefore, these measures should not be considered indicative of cash flows from operating activities as a measure of liquidity or of funds available to fund our cash needs, including our ability to make cash distributions. Rather, Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue are presented as we believe each is a useful indicator of our current operating performance. We believe that these metrics are useful to an investor in evaluating our operating performance because (1) each is a key measure used by our management team for purposes of decision making and for evaluating our core operating results; (2) Adjusted EBITDA is widely used in the industry to measure operating performance as depreciation and amortization may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (3) acquisition-adjusted net revenue is a supplement to net revenue to enable investors to compare period over period results on a more consistent basis without the effects of acquisitions and divestures, which reflects our core performance and organic growth (if any) during the period in which the assets were owned and managed by us; (4) Adjusted EBITDA, FFO and AFFO each provides investors with a meaningful measure for evaluating our period-to-period operating performance by eliminating items that are not operational in nature; and (5) each provides investors with a measure for comparing our results of operations to those of other companies.

Our measurement of Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue may not, however, be fully comparable to similarly titled measures used by other companies. Reconciliations of Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue to net income, the most directly comparable GAAP measure, have been included herein.

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	35.2	35.1	35.5
General and administrative expenses	17.9	18.6	17.9
Corporate expenses	5.4	4.6	4.5
Depreciation and amortization	20.1	24.1	25.1
Operating income	21.7	17.9	18.2
Loss on extinguishment of debt	2.0	1.2	3.5
Interest expense	8.2	11.7	13.3
Income tax (benefit) expense	(8.6)	1.8	0.7
Net income	19.7	3.2	0.7

Year ended December 31, 2014 compared to Year ended December 31, 2013

Net revenues increased $41.2 million or 3.3% to $1.29 billion for the year ended December 31, 2014 from $1.25 billion for the same period in 2013. This increase was attributable primarily to an increase in billboard net revenues of $35.7 million or 3.2% over the prior period, which is primarily related to an increase in billboard units obtained through acquisitions in 2013 and 2014 as well as the addition of approximately 200 digital units during the year, an increase in logo sign revenue of $4.0 million, which represents an increase of 6.0% over the prior period due to the addition of the Wisconsin Logo program during 2014, and a $1.5 million increase in transit revenue, which represents an increase of 2.0% over the prior period.

For the year ended December 31, 2014, there was a $28.6 million increase in net revenues as compared to acquisition-adjusted net revenue for the year ended December 31, 2013. The $28.6 million increase in revenue primarily consists of a $25.3 million increase in billboard revenue, a $3.6 million increase in logo revenue and a $0.3 million decrease in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2013. The increase in revenue represents an increase of 2.3% over the comparable period in 2013. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $27.5 million or 3.8% to $753.1 million for the year ended December 31, 2014. Operating expenses related to the operations of our outdoor advertising assets increased $15.7 million and corporate expenses increased $11.8 million. Included in corporate expenses is approximately $3.1 million related to the Company’s conversion to real estate investment trust status.

Depreciation and amortization expense decreased $42.1 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to a significant number of assets purchased in the third quarter of 1999 being fully amortized.

Due primarily to the above factors, operating income increased $55.2 million to $278.7 million for the year ended December 31, 2014 compared to $223.4 million for the same period in 2013.

During the year ended December 31, 2014, the Company recognized a $26.0 million loss on debt extinguishment related to the early extinguishment of Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018 and the amendment of its senior credit facility. Approximately $10.3 million of the loss is a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the retired debt and the then existing senior credit facility. See — “Uses of Cash — Tender Offers and Debt Repayment” for more information.

Interest expense decreased approximately $41.0 million from $146.3 million for the year ended December 31, 2013 to $105.3 million for the year ended December 31, 2014, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from the Company’s 2013 and 2014 refinancing transactions. See —“Uses of Cash — Tender Offers and Debt Repayment” for more information.

The increase in operating income and decrease in interest expense, offset by the increase in loss on extinguishment of debt over the comparable period in 2013, resulted in an $80.4 million increase in net income before income taxes. The Company recorded an income tax benefit of $110.1 million for the year ended December 31, 2014, which is primarily the write off of a substantial amount of the Company’s deferred tax liabilities resulting from the Company’s conversion to a real estate investment trust.

As a result of the above factors, the Company recognized net income for the year ended December 31, 2014 of $253.5 million, as compared to net income of $40.1 million for the same period in 2013.

Reconciliations:

Because acquisitions occurring after December 31, 2012 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2013 acquisition-adjusted net revenue, which adjusts our 2013 net revenue for the year ended December 31, 2013 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2014.

Reconciliations of 2013 reported net revenue to 2013 acquisition-adjusted net revenue for the year ended December 31, 2013 as well as a comparison of 2013 acquisition-adjusted net revenue to 2014 reported net revenue for the year ended December 31, 2014, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2014	2013
	(in thousands)
Reported net revenue	$1,287,060	$1,245,842
Acquisition net revenue	—	12,641

Adjusted totals	$1,287,060	$1,258,483

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)
Net income	$253,518	$40,139	$213,379	531.6%
Income tax expense (benefit)	(110,092)	22,841	(132,933)
Loss on other-than-temporary impairment of investment	4,069	—	4,069
Loss on debt extinguishment	26,023	14,345	11,678
Interest expense (income), net	105,152	146,112	(40,960)
Gain on disposition of assets	(3,192)	(3,804)	612
Depreciation and amortization	258,435	300,579	(42,144)
Stock-based compensation expense	24,120	24,936	(816)

Adjusted EBITDA	$558,033	$545,148	$12,885	2.4%

Adjusted EBITDA for the year ended December 31, 2014 increased 2.4% to $558.0 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $24.8 million, and was partially offset by an increase in general administrative and corporate expenses of $11.9 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)
Net income	$253,518	$40,139	$213,379	531.6%
Depreciation and amortization related to real estate	241,294	283,424	(42,130)
Gain from sale or disposal of real estate	(2,681)	(1,949)	(732)
One time adjustment to taxes related to REIT conversion	(120,081)	—	(120,081)
Adjustments for unconsolidated affiliates and non-controlling interest	695	915	(220)

FFO	$372,745	$322,529	$50,216	15.6%

Straight line expense	(841)	(1,212)	371
Stock-based compensation expense	24,120	24,936	(816)
Non-cash portion of tax provision	(2,056)	18,749	(20,805)
Non-real estate related depreciation and amortization	17,141	17,155	(14)
Amortization of deferred financing costs	4,777	14,667	(9,890)
Loss on other-than-temporary impairment of investment	4,069	—	4,069
Loss on extinguishment of debt	26,023	14,345	11,678
Capital expenditures – maintenance	(56,820)	(64,073)	7,253
Adjustments for unconsolidated affiliates and non-controlling interest	(695)	(915)	220

AFFO	$388,463	$346,181	$42,282	12.2%

FFO for the year ended December 31, 2014 was $372.7 million as compared to FFO of $322.5 million for the same period in 2013. AFFO for the year ended December 31, 2014 increased 12.2% to $388.5 million as compared to $346.2 million for the same period in 2013. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) and decrease in interest expense, partially offset by increases in general and administrative expenses and corporate expenses.

Year ended December 31, 2013 compared to Year ended December 31, 2012

Net revenues increased $66.1 million or 5.6% to $1.25 billion for the year ended December 31, 2013 from $1.18 billion for the same period in 2012. This increase was attributable primarily to an increase in billboard net revenues of $52.1 million or 5.0% over the prior period, which reflects an increase in advertising rate of 1%, occupancy remaining relatively constant and growth attributable to the addition of 100 additional digital billboard displays, an increase in logo sign revenue of $6.0 million, which represents an increase of 9.5% over the prior period; and an $8.0 million increase in transit revenue, which represents an increase of 11.8% over the prior period.

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

Reconciliations:

Because acquisitions occurring after December 31, 2011 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2012 acquisition-adjusted net revenue, which adjusts our 2012 net revenue for the year ended December 31, 2012 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2013.

Reconciliations of 2012 reported net revenue to 2012 acquisition-adjusted net revenue for the year ended December 31, 2012 as well as a comparison of 2012 acquisition-adjusted net revenue to 2013 reported net revenue for the year ended December 31, 2013, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2013	2012
	(in thousands)
Reported net revenue	$1,245,842	$1,179,736
Acquisition net revenue	—	39,174

Adjusted totals	$1,245,842	$1,218,910

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2013	2012	(Decrease)	(Decrease)
Net income	$40,139	$7,890	$32,249	408.7%
Income tax expense (benefit)	22,841	8,242	14,599
Loss on debt extinguishment	14,345	41,632	(27,287)
Interest expense (income), net	146,112	156,762	(10,650)
Gain on disposition of assets	(3,804)	(13,817)	10,013
Depreciation and amortization	300,579	296,083	4,496
Stock-based compensation expense	24,936	14,466	10,470

Adjusted EBITDA	$545,148	$511,258	$33,890	6.6%

Adjusted EBITDA for the year ended December 31, 2013, increased 6.6% to $545.1 million. Adjusted EBITDA increase was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of 6.3% offset by increases in general and administrative and corporate expense over the same period in 2012.

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

Sources of Cash

Total Liquidity at December 31, 2014. As of December 31, 2014 we had approximately $354.2 million of total liquidity, which is comprised of approximately $26.0 million in cash and cash equivalents and approximately $328.2 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility, and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the years ended December 31, 2014, 2013, and 2012 our cash provided by operating activities was $452.5 million, $394.7 million and $375.9 million, respectively. While our net income was approximately $253.5 million for the year ended December 31, 2014, the Company generated cash from operating activities of $452.5 million during 2014 primarily due to adjustments needed to reconcile net income to cash provided by operating activities, which includes depreciation and amortization of $258.4 million, offset by deferred taxes of $122.1 million. We generated cash flows from operations during 2014 in excess of our cash needs for operations and capital expenditures as described herein. We used the excess cash generated principally to pay dividends, reduce our outstanding indebtedness and fund our acquisitions. See — “Cash Flows” for more information.

Credit Facilities. On February 3, 2014, Lamar Media entered into the second restatement agreement with the Company, certain of Lamar Media’s subsidiaries as guarantors, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, under which the parties agreed to amend and restate Lamar Media’s existing senior credit facility on the terms set forth in the second amended and restated credit agreement included in the second restatement agreement. The senior credit agreement was entered into on April 28, 2010, amended and restated on February 9, 2012 and further amended and restated on February 3, 2014. Among other things, the second amendment and restatement of the senior credit agreement increased the revolving credit facility by $150 million and extended its maturity date to February 2, 2019. On April 18, 2014, Lamar Media entered into Amendment No. 1 to the second amended and restated credit agreement with Lamar Advertising, certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank N.A. as Administrative Agent and the Lenders named therein, which is referred to herein as the “senior credit facility”, under which the parties agreed to amend the senior credit facility to create a new $300 million Term A Loan Facility and provide for certain other amendments. The senior credit facility currently consists of a $400 million revolving credit facility, a $300 million Term A Loan facility (the “Term A Loan”) and a $500 million incremental facility. Lamar Media is the borrower under the senior credit facility and may also from time to time designate wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

As of December 31, 2014, Lamar Media had approximately $328.2 million of unused capacity under the revolving credit facility included in the senior credit facility and the aggregate balance outstanding under the senior credit facility was $353.8 million.

Note Offerings. On January 10, 2014, Lamar Media completed an institutional private placement of $510 million aggregate principal amount of its 5 3/8% Senior Notes due 2024. The institutional private placement resulted in net proceeds to Lamar Media, after payment of fees and expenses, of approximately $502.3 million. Lamar Media used the proceeds of this offering to repay $502.1 million of indebtedness, including all outstanding term loans, under its senior credit facility.

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At December 31, 2014, and currently, we were in compliance with all such tests under the senior credit facility.

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

Under the senior credit facility “EBITDA” means, for any period, operating income for the Company and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before (i) taxes, (ii) interest expense, (iii) depreciation, (iv) amortization, (v) any other non-cash income or charges accrued for such period, (vi) charges and expenses in connection with the credit facility transactions, (vii) costs and expenses of Lamar Advertising associated with the REIT conversion, provided that the aggregate amount of costs and expenses that may be added back pursuant to this clause (viii) shall not exceed $10,000,000 in the aggregate and (ix) the amount of cost savings, operating expense reductions and other operating improvements or synergies projected by the Lamar Media in good faith to be realized as a result of any acquisition, investment, merger, amalgamation or disposition within 12 months of any such acquisition, investment, merger, amalgamation or disposition, net of the amount of actual benefits realized during such period from such action: provided, (a) the aggregate amount for all such cost savings, operating expense reductions and other operating improvements or synergies shall not exceed an amount equal to 15% of EBITDA for the applicable four quarter period and (b) any such adjustment to EBITDA may only take into account cost savings, operating expense reductions and other operating improvements synergies that are (I) directly attributable to such acquisition, investment, merger, amalgamation or disposition, (II) expected to have a continuing impact on the Lamar Media and its restricted subsidiaries and (III) factually supportable, in each case all as certified by the Chief Financial Officer of the Lamar Media on behalf of the Lamar Media, and (x) any loss or gain relating to amounts paid or earned in cash prior to the stated settlement date of any swap agreement that has been reflected in operating income for such period) and (except to the extent received or paid in cash by the Company and its restricted subsidiaries income or loss attributable to equity in affiliates for such period), excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions. For purposes of calculating EBITDA, the effect on such calculation of any adjustments required under Statement of Financial Accounting Standards No. 141R is excluded.

Excess Cash Flow Payments. The requirement to make certain mandatory prepayments on loans outstanding under the senior credit facility under certain circumstances was eliminated in conjunction with the second amendment and restatement of the senior credit agreement in February 2014.

The Company believes that its current level of cash on hand, availability under the senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2015. All debt obligations are reflected on the Company’s balance sheet.

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $107.6 million for the year ended December 31, 2014. We anticipate our 2015 total capital expenditures will be approximately $100 million.

Acquisitions. During the year ended December 31, 2014, the Company financed its acquisition activity of approximately $65.0 million with cash on hand.

Stock Repurchase Program. On December 11, 2014, the Company announced that its Board of Directors has authorized the repurchase of up to $250 million of the Company’s Class A common stock. There were no repurchases under the repurchase program for the year ended December 31, 2014.

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

Term A Loans. The Term A Loans mature on February 2, 2019 and began amortizing on June 30, 2014 in quarterly installments paid on such date and on each September 30, December 31, March 31 and June 30 thereafter, as follows:

Principal Payment Date	Principal Amount
March 31, 2015-March 31, 2016	$3,750,000
June 30, 2016- March 31, 2017	$5,625,000
June 30, 2017-December 31, 2018	$11,250,000
Term A Loan Maturity Date	$168,750,000

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

Dividends. On February 26, 2015, Lamar Advertising Company’s Board of Directors declared a quarterly cash dividend of $0.68 per share payable on March 31, 2015 to its stockholders of record of its Class A common stock and Class B common stock on March 17, 2015. The Company expects aggregate quarterly distributions to stockholders in 2015, including the dividend payable on March 31, 2015, will total $2.75 per common share.

During the year ended December 31, 2014 the Company made three cash distributions to its common stockholders totaling approximately $238.4 million or $2.50 per share of common stock. As a REIT the Company was required to distribute to its stockholders by the end of 2014 all if its pre-REIT accumulated earnings and profits, if any. In addition, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant.

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

Debt Service and Contractual Obligations. As of December 31, 2014, we had outstanding debt of approximately $1.9 billion. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under the senior credit facility. In addition, it has fixed commercial commitments. These commitments are detailed as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Long-Term Debt	$1,900.0	$15.6	$60.5	$278.8	$1,545.1
Interest obligations on long term debt (1)	747.9	97.5	194.0	183.1	273.3
Billboard site and other operating leases	1,208.1	162.8	240.3	182.4	622.6

Total payments due	$3,856.0	$275.9	$494.8	$644.3	$2,441.0

(1)	Interest rates on our variable rate instruments are assuming rates at the December 2014 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Revolving Bank Facility (2)	$400.0	$—	$—	$400.0	$—
Standby Letters of Credit (3)	$6.8	$5.9	$0.9	$—	$—

(2)	Lamar Media had $65.0 million outstanding under the revolving facility at December 31, 2014.
(3)	The standby letters of credit are issued under Lamar Media’s revolving bank facility and reduce the availability of the facility by the same amount.

Cash Flows

The Company’s cash flows provided by operating activities increased by $57.8 million for the year ended December 31, 2014 primarily resulting from an increase in operating income of $55.2 million as described in “Results of Operations” and by an increase in changes to operating net assets of $1.0 million.

Cash flows used in investing activities decreased $27.9 million from $191.9 million in 2013 to $164.0 million in 2014 primarily due to a decrease in acquisition activity of $27.2 million as compared to the same period in 2013.

Cash flows used in financing activities increased to $294.3 million for the year ended December 31, 2014, primarily due to an increase in cash distributions made during the period of $238.4 million. See “Liquidity and Capital Resources—Uses of Cash”.

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

Long-Lived Asset Recovery. Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company’s total assets. Purchases of property, plant and equipment are recorded at purchase cost, while acquired property, plant and equipment is recorded at fair value determined primarily through estimates of replacement costs. Property, plant and equipment of $1.1 billion and intangible assets of $367.0 million are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by that asset or asset group before interest expense. These undiscounted cash flow projections are based on management’s assumptions surrounding future operating results and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangible assets may exist and a charge to income would be made in the period such impairment is determined. During the year ended December 31, 2014, there were no indications that an impairment test was necessary.

Intangible Assets. The Company has significant intangible assets recorded on its balance sheet. Intangible assets primarily represent site locations of $336.5 million and customer relationships of $29.1 million associated with the Company’s acquisitions. The fair values of intangible assets recorded are determined using discounted cash flow models that require management to make assumptions related to future operating results, including projecting net revenue growth discounted using current cost of capital rates, of each acquisition and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangibles may exist and a charge to income would be made in the period such impairment is determined. Historically no impairment charge has been required with respect to the Company’s intangible assets.

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

We have identified two reporting units (Logo operations and Billboard operations) in accordance with Accounting Standards Codification (“ASC”) 350. No changes have been made to our reporting units from the prior period. The reporting units and their carrying amounts of goodwill as of December 31, 2014 and 2013 are as follows:

	Carrying Value of Goodwill (in thousands)
	December 31, 2014	December 31, 2013
Billboard operations	$1,511,807	$1,502,592
Logo operations	$961	$961

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

Consideration of market capitalization. The Company first considered its market capitalization as of its annual impairment testing date of December 31. The market capitalization of its Class A common stock as of December 31, 2014 was $5.1 billion compared to stockholders’ equity of $981.5 million as of that date, resulting in an excess of approximately $4.2 billion, which is substantially in excess of our book value. The Company considers market capitalization over book value a strong indicator that no impairment of goodwill exists as of the measurement date of December 31, 2014. The following table presents the market capitalization and aggregate book value of the reporting units as of December 31, 2014:

	Equity Book Value	Market Capitalization(1)
	(in thousands)
Aggregate Values as of December 31, 2014	$981,466	$5,156,670

(1)	Market capitalization was calculated using a 10-day average of the closing prices of the Class A common stock beginning 5 trading days prior to the measurement date.

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

Our discount rate assumption is based on our cost of capital, which we determine annually based on our estimated costs of debt and equity relative to our capital structure. As of December 31, 2014 our weighted average cost of capital (WACC) was approximately 9.5%.

In developing our revenue and EBITDA growth rates, we consider our historical performance and current market trends in the markets in which we operate. The five year projected Compound Annual Growth Rate (CAGR) used in our discounted cash flow analysis for billboard revenue and billboard EBITDA was 3.0% and 5.4%, respectively, and our logo operations revenue and EBITDA CAGR was 3.0% and 2.6%, respectively. The projected CAGR for revenue and EBITDA discussed above would have to deteriorate significantly, among other factors, before further testing of goodwill impairment would be necessary for our reporting units.

The fair values calculated as of December 31, 2014, using the discounted cash flow analysis described above for both reporting units were substantially in excess of their book values. Assumptions used in our impairment test, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecast and operating plans. The following table presents the aggregate fair value of our reporting units and aggregate book value of the reporting units as of December 31, 2014:

	Equity Book Value	Fair Value (1)
	(in thousands)
Aggregate Values as of December 31, 2014	$981,466	$4,452,854

(1)	Fair Value is calculated using the discounted cash flow analysis described above.

Based upon the Company’s annual review as of December 31, 2014, using both the market capitalization approach and discounted cash flow analysis, there was no indication of a potential impairment and, therefore, the second step of the impairment test was not required and no impairment charge was necessary.

Income Taxes. We elected to be taxed as a REIT under the U.S. Federal Tax Code effective January 1, 2014, and are generally not subject to federal and state income taxes on our QRSs’ taxable income that we distribute to our stockholders provided that we meet certain organizational and operating requirements. However, even as a REIT, we will remain obligated to pay income taxes on foreign earnings as well as earnings from our TRS assets.

Accounting for income taxes requires us to estimate the timing and impact of amounts recorded in our financial statements that may be recognized differently for tax purposes. To the extent that the timing of amounts recognized for financial reporting purposes differs from the timing of recognition for tax reporting purposes, deferred tax assets or liabilities are required to be recorded. Deferred tax assets and liabilities are measured based on the rate at which we expect these items to be reflected in our tax returns, which may differ from the current rate. We do not expect to pay federal taxes on our REIT taxable income.

We periodically review our deferred tax assets, and we record a valuation allowance to reduce our net deferred tax asset to the amount that management believes is more likely than not to be realized. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

We recognize the benefit of uncertain tax positions when, in management’s judgment, it is more likely than not that positions we have taken in our tax returns will be sustained upon examination, which are measured at the largest amount that is greater than 50% likely of being realized upon settlement. We adjust our tax liabilities when our judgment changes as a result of the evaluation of new information or information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which additional information is available or the position is ultimately settled under audit.

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Should we decide to repatriate the foreign earnings, we may have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside of the United States.

Asset Retirement Obligations. The Company had an asset retirement obligation of $204.3 million as of December 31, 2014. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.

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

Stock-based Compensation. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-Based Payment Accounting requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various assumptions, including volatility, expected life and interest rates. The expected life is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. Upon the adoption of Share-Based Payment Accounting, we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under Share-Based Payment Accounting. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. Share-Based Payment Accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. If factors change and we employ different assumptions in the application of Share-Based Payment Accounting in future periods, the compensation expense that we record under Share-Based Payment Accounting may differ significantly from what we have recorded in the current period. During 2014, we recorded $9.7 million as compensation expense related to stock options and employee stock purchases. We evaluate and adjust our assumptions on an annual basis. See Note 14 “Stock Compensation Plans” of the Notes to Consolidated Financial Statements for further discussion.

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts based on the payment patterns of its customers. Management analyzes historical results, the economic environment, changes in the credit worthiness of its customers, and other relevant factors in determining the adequacy of the Company’s allowance. Bad debt expense was $5.9 million, $6.0 million and $5.4 million or approximately 0.5% of net revenue for each of the years ended December 31, 2014, 2013, and 2012, respectively. If the future economic environment declines, the inability of customers to pay may occur and the allowance for doubtful accounts may need to be increased, which will result in additional bad debt expense in future years.

ACCOUNTING STANDARDS UPDATE

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

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2014, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	35.2	35.1	35.5
General and administrative expenses	17.9	18.6	17.9
Corporate expenses	5.3	4.6	4.5
Depreciation and amortization	20.1	24.1	25.1
Operating income	21.7	18.0	18.2
Loss on extinguishment of debt	2.0	1.2	3.5
Interest expense	8.2	11.7	13.3
Income tax (benefit) expense	(11.1)	1.8	0.7
Net income	22.3	3.2	0.7

Year ended December 31, 2014 compared to Year ended December 31, 2013

Net revenues increased $41.2 million or 3.3% to $1.29 billion for the year ended December 31, 2014 from $1.25 billion for the same period in 2013. This increase was attributable primarily to an increase in billboard net revenues of $35.7 million or 3.2% over the prior period which is primarily related to an increase in billboard units obtained through acquisitions in 2013 and 2014 as well as the addition of approximately 200 digital units during the year, an increase in logo sign revenue of $4.0 million, which represents an increase of 6.0% over the prior period due to the addition of the Wisconsin Logo program during 2014, and a $1.5 million increase in transit revenue, which represents an increase of 2.0% over the prior period.

For the year ended December 31, 2014, there was a $28.6 million increase in net revenues as compared to acquisition-adjusted net revenue for the year ended December 31, 2013. The $28.6 million increase in revenue primarily consists of a $25.3 million increase in billboard revenue, a $3.6 million increase in logo revenue and a $0.3 million decrease in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2013. The increase in revenue represents an increase of 2.3% over the comparable period in 2013. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $27.5 million or 3.8% to $752.8 million for the year ended December 31, 2014. Operating expenses related to the operations of our outdoor advertising assets increased $15.7 million and corporate expenses increased $11.8 million. Included in corporate expenses is approximately $3.1 million related to the Company’s conversion to real estate investment trust status.

Depreciation and amortization expense decreased $42.1 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to a significant number of assets purchased in the third quarter of 1999 being fully amortized.

Due primarily to the above factors, operating income increased $55.2 million to $279.0 million for the year ended December 31, 2014 compared to $223.8 million for the same period in 2013.

During the year ended December 31, 2014, the Company recognized a $26.0 million loss on debt extinguishment related to the early extinguishment of Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018 and the amendment of its senior credit facility. Approximately $10.3 million of the loss is a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the retired debt and the then existing senior credit facility. See — “Uses of Cash — Tender Offers and Debt Repayment” for more information.

Interest expense decreased approximately $41.0 million from $146.3 million for the year ended December 31, 2013 to $105.3 million for the year ended December 31, 2014, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from the Company’s 2013 and 2014 refinancing transactions. See —“Uses of Cash — Tender Offers and Debt Repayment” for more information.

The increase in operating income and decrease in interest expense, offset by the increase in loss on extinguishment of debt over the comparable period in 2013, resulted in an $80.5 million increase in net income before income taxes. The Company recorded an income tax benefit of $143.3 million for the year ended December 31, 2014, which is primarily the write off of a substantial amount of the Company’s deferred tax liabilities resulting from the Company’s conversion to a real estate investment trust.

As a result of the above factors, the Company recognized net income for the year ended December 31, 2014 of $287.0 million, as compared to net income of $40.3 million for the same period in 2013.

Reconciliations:

Because acquisitions occurring after December 31, 2012 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2013 acquisition-adjusted net revenue, which adjusts our 2013 net revenue for the year ended December 31, 2013 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2014.

Reconciliations of 2013 reported net revenue to 2013 acquisition-adjusted net revenue for the year ended December 31, 2013 as well as a comparison of 2013 acquisition-adjusted net revenue to 2014 reported net revenue for the year ended December 31, 2014, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2014	2013
	(in thousands)
Reported net revenue	$1,287,060	$1,245,842
Acquisition net revenue	—	12,641

Adjusted totals	$1,287,060	$1,258,483

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)
Net income	$287,035	$40,338	$246,697	611.6%
Income tax expense (benefit)	(143,264)	22,977	(166,241)
Loss on other-than-temporary impairment of investment	4,069	—	4,069
Loss on debt extinguishment	26,023	14,345	11,678
Interest expense (income), net	105,152	146,112	(40,960)
Gain on disposition of assets	(3,192)	(3,804)	612
Depreciation and amortization	258,435	300,579	(42,144)
Stock-based compensation expense	24,120	24,936	(816)

Adjusted EBITDA	$558,378	$545,483	$12,895	2.4%

Adjusted EBITDA for the year ended December 31, 2014 increased 2.4% to $558.4 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $24.8 million, and was partially offset by an increase in general administrative and corporate expenses of $11.9 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)
Net income	$287,035	$40,338	$246,697	611.6%
Depreciation and amortization related to real estate	241,294	283,424	(42,130)
Gain from sale or disposal of real estate	(2,681)	(1,949)	(732)
One time adjustment to taxes related to REIT conversion	(153,472)	—	(153,472)
Adjustments for unconsolidated affiliates and non-controlling interest	695	915	(220)

FFO	$372,871	$322,728	$50,143	15.5%

Straight line expense	(841)	(1,212)	371
Stock-based compensation expense	24,120	24,936	(816)
Non-cash portion of tax provision	(2,056)	18,885	(20,941)
Non-real estate related depreciation and amortization	17,141	17,155	(14)
Amortization of deferred financing costs	4,777	14,667	(9,890)
Loss on other-than-temporary impairment of investment	4,069	—	4,069
Loss on extinguishment of debt	26,023	14,345	11,678
Capital expenditures – maintenance	(56,820)	(64,073)	7,253
Adjustments for unconsolidated affiliates and non-controlling interest	(695)	(915)	220

AFFO	$388,589	$346,516	$42,073	12.1%

FFO for the year ended December 31, 2014 was $372.9 million as compared to FFO of $322.7 million for the same period in 2013. AFFO for the year ended December 31, 2014 increased 12.1% to $388.6 million as compared to $346.5 million for the same period in 2013. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) and decrease in interest expense, partially offset by increases in general and administrative expenses and corporate expenses.

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

Reconciliations:

Because acquisitions occurring after December 31, 2011 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2012 acquisition-adjusted net revenue, which adjusts our 2012 net revenue for the year ended December 31, 2012 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2013.

Reconciliations of 2012 reported net revenue to 2012 acquisition-adjusted net revenue for the year ended December 31, 2012 as well as a comparison of 2012 acquisition-adjusted net revenue to 2013 reported net revenue for the year ended December 31, 2013, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2013	2012
	(in thousands)
Reported net revenue	$1,245,842	$1,179,736
Acquisition net revenue	—	39,174

Adjusted totals	$1,245,842	$1,218,910

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2013	2012	(Decrease)	(Decrease)
Net income	$40,338	$8,115	$32,223	397.1%
Income tax expense (benefit)	22,977	8,353	14,624
Loss on debt extinguishment	14,345	41,632	(27,287)
Interest expense (income), net	146,112	156,762	(10,650)
Gain on disposition of assets	(3,804)	(13,817)	10,013
Depreciation and amortization	300,579	296,083	4,496
Stock-based compensation expense	24,936	14,466	10,470

Adjusted EBITDA	$545,483	$511,594	$33,889	6.6%

Adjusted EBITDA for the year ended December 31, 2013, increased 6.6% to $545.5 million. Adjusted EBITDA increase was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of 6.3% offset by increases in general and administrative and corporate expense over the same period in 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2014, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements.

Loans under Lamar Media Corp.’s senior credit facility bear interest at variable rates equal to the Adjusted LIBO Rate or Adjusted Base Rate plus the applicable margin. Because the Adjusted LIBO Rate or Adjusted Base Rate may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the senior credit facility. Increases in the interest rates applicable to borrowings under the senior credit facility would result in increased interest expense and a reduction in the Company’s net income.

At December 31, 2014 there was approximately $353.8 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 18.6% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2014 with respect to borrowings under the senior credit facility was $7.8 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2014 was 2.3%. Assuming that the weighted average interest rate was 200 basis points higher (that is 4.3% rather than 2.3%), then the Company’s 2014 interest expense would have increased by approximately $5.3 million for the years ended December 31, 2014.

The Company attempted to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the senior credit facility to fix the interest rates applicable to its borrowings at an amount equal to Adjusted LIBO Rate or Adjusted Base Rate plus the applicable margin for periods of up to twelve months (in certain cases with the consent of the lenders), which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.

ITEM 8.	FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

The management of Lamar Advertising Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2014, Lamar Advertising’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lamar Advertising Company:

We have audited Lamar Advertising Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Advertising Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lamar Advertising Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and the financial statement schedules, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements and schedules.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lamar Advertising Company:

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II and III. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Advertising Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 26, 2015

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

(In thousands, except share and per share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$26,035	$33,212
Receivables, net of allowance for doubtful accounts of $7,957 and $7,615 as of 2014 and 2013, respectively	169,610	161,741
Prepaid expenses	42,713	42,048
Deferred income tax assets (note 11)	729	10,378
Other current assets	34,057	34,679

Total current assets	273,144	282,058

Property, plant and equipment (note 4)	3,110,385	3,036,456
Less accumulated depreciation and amortization	(2,026,745)	(1,914,527)

Net property, plant and equipment	1,083,640	1,121,929

Goodwill (note 5)	1,512,768	1,503,553
Intangible assets, net (note 5)	366,985	419,385
Deferred financing costs, net of accumulated amortization of $14,764 and $25,180 as of 2014 and 2013, respectively	32,725	30,290
Deferred income tax assets (note 11)	12,496	—
Other assets	37,060	44,403

Total assets	$3,318,818	$3,401,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$16,368	$13,341
Current maturities of long-term debt (note 8)	15,625	55,935
Accrued expenses (note 7)	108,790	98,924
Deferred income	84,558	77,153

Total current liabilities	225,341	245,353
Long-term debt (note 8)	1,884,270	1,882,867
Deferred income tax liabilities (note 11)	—	119,150
Asset retirement obligation (note 9)	204,327	200,831
Other liabilities	23,414	20,471

Total liabilities	2,337,352	2,468,672

Stockholders’ equity (note 13):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2014 and 2013	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 0 and 10,000 shares authorized, 0 shares issued and outstanding at 2014 and 2013, respectively	—	—
Class A common stock, par value $.001, 362,500,000 and 175,000,000 shares authorized, 80,933,071 and 97,426,144 shares issued and 80,933,071 and 80,209,509 outstanding at 2014 and 2013, respectively	81	97
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,610,365 shares issued and outstanding at 2014 and 2013	15	15
Additional paid-in-capital	1,611,775	2,470,375
Accumulated comprehensive income	2,454	3,867
Accumulated deficit	(632,859)	(647,577)
Cost of shares held in treasury, 0 and 17,216,635 shares in 2014 and 2013, respectively	—	(893,831)

Stockholders’ equity	981,466	932,946

Total liabilities and stockholders’ equity	$3,318,818	$3,401,618

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share data)

	2014	2013	2012
Statements of Operations
Net revenues	$1,287,060	$1,245,842	$1,179,736

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	453,269	436,844	418,538
General and administrative expenses (exclusive of depreciation and amortization)	230,800	231,574	211,320
Corporate expenses (exclusive of depreciation and amortization)	69,078	57,212	53,086
Depreciation and amortization (note 10)	258,435	300,579	296,083
Gain on disposition of assets	(3,192)	(3,804)	(13,817)

	1,008,390	1,022,405	965,210

Operating income	278,670	223,437	214,526

Other expense (income):
Loss on extinguishment of debt	26,023	14,345	41,632
Other-than-temporary impairment of investment	4,069	—	—
Interest income	(102)	(165)	(331)
Interest expense	105,254	146,277	157,093

	135,244	160,457	198,394

Income before income tax expense	143,426	62,980	16,132
Income tax (benefit) expense (note 11)	(110,092)	22,841	8,242

Net income	253,518	40,139	7,890
Preferred stock dividends	365	365	365

Net income applicable to common stock	$253,153	$39,774	$7,525

Earnings per share:
Basic earnings per share	$2.66	$0.42	$0.08

Diluted earnings per share	$2.66	$0.42	$0.08

Cash dividends declared per share of common stock	$2.50	$—	$—

Weighted average common shares outstanding	95,218,083	94,387,230	93,379,246
Incremental common shares from dilutive stock options	66,043	358,285	287,395

Weighted average common shares assuming dilution	95,284,126	94,745,515	93,666,641

Statements of Comprehensive Income

Net income	$253,518	$40,139	$7,890
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,413)	(2,111)	652

Comprehensive income	$252,105	$38,028	$8,542

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2011	$—	—	95	15	(888,518)	2,405,679	5,326	(694,876)	827,721
Non-cash compensation	—	—	—	—	—	14,466	—	—	14,466
Exercise of 586,563 shares of stock options	—	—	1	—	—	10,355	—	—	10,356
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	3,499	—	—	3,499
Tax shortfall related to options exercised	—	—	—	—	—	(1,481)	—	—	(1,481)
Purchase of 36,553 shares of treasury stock	—	—	—	—	(1,113)	—	—	—	(1,113)
Foreign currency translation	—	—	—	—	—	—	652	—	652
Net income	—	—	—	—	—	—	—	7,890	7,890
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2012	$—	—	96	15	(889,631)	2,432,518	5,978	(687,351)	861,625
Non-cash compensation	—	—	—	—	—	18,179	—	—	18,179
Exercise of 682,263 shares of stock options	—	—	1	—	—	16,992	—	—	16,993
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	3,900	—	—	3,900
Tax shortfall related to options exercised	—	—	—	—	—	(1,214)	—	—	(1,214)
Purchase of 97,430 shares of treasury stock	—	—	—	—	(4,200)	—	—	—	(4,200)
Foreign currency translation	—	—	—	—	—	—	(2,111)	—	(2,111)
Net income	—	—	—	—	—	—	—	40,139	40,139
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2013	$—	—	97	15	(893,831)	2,470,375	3,867	(647,577)	932,946
Non-cash compensation	—	—	—	—	—	17,600	—	—	17,600
Exercise of 522,032 shares of stock options	—	—	1	—	—	16,246	—	—	16,247
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	4,368	—	—	4,368
Tax shortfall related to options exercised	—	—	—	—	—	(13)	—	—	(13)
Purchase of 54,295 shares of treasury stock	—	—	—	—	(2,987)	—	—	—	(2,987)
Retirement of 17,270,930 shares of treasury stock	—	—	(17)	—	896,818	(896,801)	—	—	—
Foreign currency translation	—	—	—	—	—	—	(1,413)	—	(1,413)
Net income	—	—	—	—	—	—	—	253,518	253,518
Dividends/distributions to common shareholders ($2.50 per common share)	—	—	—	—	—	—	—	(238,435)	(238,435)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2014	$—	—	81	15	—	1,611,775	2,454	(632,859)	981,466

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$253,518	$40,139	$7,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258,435	300,579	296,083
Non-cash compensation	24,120	24,936	14,466
Amortization included in interest expense	4,777	14,667	17,741
Gain on disposition of assets and investments	(3,192)	(3,804)	(13,817)
Other-than-temporary impairment of investment	4,069	—	—
Loss on extinguishment of debt	26,023	14,345	41,632
Deferred income tax (benefit) expense	(122,137)	18,749	6,316
Provision for doubtful accounts	5,947	6,034	5,484
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(13,553)	(6,663)	(13,783)
Prepaid expenses	524	788	1,903
Other assets	662	(4,970)	(2,876)
Increase (decrease) in:
Trade accounts payable	1,076	(89)	(127)
Accrued expenses	8,273	(6,371)	2,259
Other liabilities	3,987	(3,635)	12,738

Cash flows provided by operating activities	452,529	394,705	375,909

Cash flows from investing activities:
Capital expenditures	(107,573)	(105,650)	(105,570)
Acquisitions	(65,021)	(92,248)	(206,068)
Decrease (increase) in notes receivable	4,462	(840)	122
Proceeds from disposition of assets and investments	4,135	6,869	8,117

Cash flows used in investing activities	(163,997)	(191,869)	(303,399)

Cash flows from financing activities:
Net proceeds from issuance of common stock	20,615	20,893	13,855
Cash used for purchase of treasury shares	(2,987)	(4,200)	(1,113)
Proceeds received from revolving credit facility	325,000	184,000	15,000
Payments on revolving credit facility	(410,000)	(34,000)	(15,000)
Principal payments on long term debt	(11,750)	(33,051)	(311,275)
Proceeds received from senior credit facility	300,000	—	100,000
Debt issuance costs	(17,441)	(89)	(22,500)
Proceeds received from note offering	510,000	—	1,035,000
Payment on senior subordinated notes	(415,752)	(360,383)	(861,019)
Payment on senior credit facility	(352,106)	—	—
Distributions to non-controlling interest	(1,094)	—	—
Dividends/distributions	(238,800)	(365)	(365)

Cash flows used in financing activities	(294,315)	(227,195)	(47,417)

Effect of exchange rate changes in cash and cash equivalents	(1,394)	(1,340)	315

Net (decrease) increase in cash and cash equivalents	(7,177)	(25,699)	25,408
Cash and cash equivalents at beginning of period	33,212	58,911	33,503

Cash and cash equivalents at end of period	$26,035	$33,212	$58,911

Supplemental disclosures of cash flow information:
Cash paid for interest	$94,646	$140,048	$143,589

Cash paid for state and federal income taxes	$12,754	$4,096	$2,392

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Advertising Company (the Company) is engaged in the outdoor advertising business, operating over 144,000 billboard advertising displays in 44 states, Canada and Puerto Rico. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, the Company operates a logo sign business in 23 states throughout the United States and the province of Ontario, Canada and operates over 41,000 transit advertising displays in 16 states, Canada and Puerto Rico. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.

REIT Conversion

As previously announced, since January 1, 2014, the Company has been organized and has operated in a manner that enables it to qualify, and intends to continue to operate in a manner that will allow it to continue to qualify, as a Real Estate Investment Trust, or REIT, for federal income tax purposes. As part of the Company’s REIT conversion, the Company completed a merger with its predecessor which was approved by the Company’s stockholders in November 2014. At the time of the merger, all outstanding shares of the Company’s Class A common stock held in treasury ceased to be outstanding and a corresponding adjustment was recorded to additional paid-in capital and common stock.

As a REIT, the Company generally will not be subject to federal income taxes on its income and gains that the Company distributes to its stockholders, including the income derived from advertising rental revenue. However, even as a REIT, the Company will remain obligated to pay income taxes on earnings from the assets of its taxable REIT subsidiaries (“TRSs”). In addition, the Company’s foreign assets and operations continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

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

We operate in a single operating and reporting segment, advertising. We rent advertising space on billboards, buses, shelters and benches and logo plates.

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The Company is required to identify its reporting units and determine the carrying value of each reporting unit. The Company has indentified two reporting units, Billboard operations and Logo operations, by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. The fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on December 31, 2014 and 2013; therefore, the Company was not required to recognize an impairment loss.

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

(f) Acquisitions

For transactions that meet the definition of a business combination, the Company allocates the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, the Company must estimate the cost to replace the asset with a new asset, adjusted for an estimated reduction in fair value due to age of the asset, and the economic useful life. When determining the fair value of intangible assets acquired, the Company must estimate the applicable discount rate and the timing and amount of future cash flows. The determination of the final purchase price and the acquisition-date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period and result in adjustments to the preliminary estimate recognized in the prior period financial statements.

(g) Deferred Income

Deferred income consists principally of advertising revenue invoiced in advance and gains resulting from the sale of certain assets to related parties. Deferred advertising revenue is recognized in income over the term of the contract.

(h) Revenue Recognition

The Company recognizes outdoor advertising revenue on an accrual basis ratably over the term of the contracts. Production revenue and the related expense for the advertising copy are recognized upon completion of the sale.

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

	2014	2013	2012
Net revenues	$7,839	$7,862	$6,798
Direct advertising expenses	$2,928	$3,005	$2,900
General and administrative expenses	$4,675	$4,417	$3,699

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(i) Income Taxes

As a REIT, the Company is generally not subject to federal income taxes on income and gains distributed to the Company’s stockholders. However, the Company remains obligated to pay income taxes on earnings from domestic TRSs. In addition, the Company’s foreign assets and operations continue to be subject to taxation in the foreign jurisdictions where those assets are held or where those operations are conducted, including those designated as Qualified REIT Subsidiaries, or QRSs, for federal income tax purposes. Accordingly, the consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized in income in the period that includes the enactment date.

(j) Dividends/Distributions

During the year ended December 31, 2014, the Company included in its quarterly cash distributions to its common stockholders approximately $39,915 or $0.42 per share, of earnings and profits accumulated during the years it was taxed as a C corporation, in anticipation of commencing to operate as a REIT effective January 1, 2014. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). During the year ended December 31, 2014, the Company declared and paid distributions of its REIT taxable income of an aggregate of $198,520 or $2.08 per share. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including the financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant. During the years ended December 31, 2014, 2013 and 2012, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock of $365 or $63.80 per share.

(k) Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of stock options and convertible debt. For the years ended December 31, 2014, 2013 and 2012 there were no dilutive shares excluded from the calculation.

(l) Stock Based Compensation

Compensation expense for share-based awards is recognized based on the grant date fair value of those awards. Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized during the years ended December 31, 2014, 2013, and 2012 were $24,120, $24,936 and $14,466, respectively. The $24,120 expensed during the year ended December 31, 2014 consists of (i) $9,652 related to stock options, (ii) $14,210 related to stock grants, made under the Company’s performance-based stock incentive program in 2014 and (iii) $258 related to stock awards to directors. See Note 14 for information on the assumptions used to calculate the fair value of stock-based compensation.

(m) Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

(n) Foreign Currency Translation

Local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are recorded as a component of other comprehensive income in the Consolidated Statement of Operations and Comprehensive Income and as a component of accumulated other comprehensive income in the Consolidated Statement of Stockholders’ Equity.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(o) Asset Retirement Obligations

The Company is required to record the fair value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the dismantlement, removal, site reclamation and similar activities of its properties.

(p) Use of Estimates

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

(q) Comprehensive Income

Total comprehensive income is presented in the Consolidated Statements of Operations and Comprehensive Income and the components of accumulated other comprehensive income are presented in the Consolidated Statements of Stockholders’ Equity. Comprehensive Income is composed of foreign currency translation effects.

(r) Fair Value Measurements

The Company determines the fair value of its financial instruments using the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

(s) Subsequent Events

The Company has performed an evaluation of subsequent events through the date on which the financial statements are issued. There were no subsequent events identified through the date on which these financial statements are issued.

(2) Acquisitions

Year Ended December 31, 2014

During the twelve months ended December 31, 2014, the Company completed several acquisitions of outdoor advertising assets for a total cash purchase price of $65,021.

Each of these acquisitions was accounted for under the acquisition method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair market value estimates at the dates of acquisition. The following is a summary of the allocation of the acquisition costs in the above transactions.

Total
Property, plant and equipment	$10,542
Goodwill	9,457
Site locations	36,982
Non-competition agreements	135
Customer lists and contracts	7,216
Current assets	895
Current liabilities	(206)

$65,021

Total acquired intangible assets for the year ended December 31, 2014 were $53,790, of which $9,457 was assigned to goodwill. Although goodwill is not amortized for financial statement purposes, $9,457 is expected to be fully deductible for tax purposes. The remaining $44,333 of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $7,216 (7 year weighted average useful life) and site locations of $36,982 (15 year weighted average useful life). The aggregate amortization expense related to the 2014 acquisitions for the year ended December 31, 2014 was approximately $1,452.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The following unaudited pro forma financial information for the Company gives effect to the 2014 and 2013 acquisitions as if they had occurred on January 1, 2013. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2014	2013
	(unaudited)
Net revenues	$1,291,771	$1,262,506
Net income applicable to common stock	$256,785	$40,015
Net income per common share — basic	$2.70	$0.42
Net income per common share — diluted	$2.69	$0.42

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

Each of these acquisitions was accounted for under the acquisition method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair market value estimates at the dates of acquisition. The following is a summary of the allocation of the acquisition costs in the above transactions.

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

	2013	2012
	(unaudited)
Net revenues	$1,255,376	$1,225,958
Net income applicable to common stock	$40,725	$12,098
Net income per common share — basic	$0.43	$0.13
Net income per common share — diluted	$0.43	$0.13

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(3) Non-cash Financing and Investing Activities

For the years ended December 31, 2014 and December 31, 2013, the Company had $1,900 and $4,982 non-cash investing activities related to capital expenditures and acquisitions of outdoor advertising assets, respectively. During the year ended December 31, 2014, the Company had non-cash financing activity related to the retirement of 17,270,930 shares of treasury stock for $896,818 related to the Company’s conversion to a REIT. There were no significant non-cash financing activities during the year ended December 31, 2013.

(4) Property, Plant and Equipment

Major categories of property, plant and equipment at December 31, 2014 and 2013 are as follows:

	Estimated Life (Years)	2014	2013
Land	—	$316,798	$312,883
Building and improvements	10 — 39	132,360	125,724
Advertising structures	5 — 15	2,520,644	2,459,425
Automotive and other equipment	3 — 7	140,583	138,424

		$3,110,385	$3,036,456

(5) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2014 and December 31, 2013:

	Estimated Life (Years)	2014		2013
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$499,310	$470,170	$492,299	$463,188
Non-competition agreements	3 — 15	64,062	63,192	63,933	62,914
Site locations	15	1,531,161	1,194,709	1,495,635	1,106,947
Other	5 — 15	14,008	13,485	14,008	13,441

		$2,108,541	$1,741,556	$2,065,875	$1,646,490
Unamortizable Intangible Assets:
Goodwill		$1,766,304	$253,536	$1,757,089	$253,536

The changes in the gross carrying amount of goodwill for the year ended December 31, 2014 are as follows:

Balance as of December 31, 2013	$1,757,089
Goodwill acquired during the year	9,457
Purchase price adjustments and other	(242)
Impairment losses	—

Balance as of December 31, 2014	$1,766,304

Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $96,139, $106,533 and $102,941, respectively. The following is a summary of the estimated amortization expense for future years:

2015	$62,020
2016	51,809
2017	46,562
2018	41,849
2019	36,547
Thereafter	128,198

Total	$366,985

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(6) Leases

The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built. The leases expire at various dates, and have varying options to renew and to cancel and may contain escalation provisions. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of December 31, 2014:

2015	$162,840
2016	$128,145
2017	$112,157
2018	$97,166
2019	$85,174
Thereafter	$622,597

Rental expense related to the Company’s operating leases was $227,879, $222,638 and $209,110 for the years ended December 31, 2014, 2013 and 2012, respectively.

(7) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2014 and 2013:

	2014	2013
Payroll	$13,852	$11,311
Interest	29,281	23,451
Insurance benefits	12,853	13,090
Accrued lease expense	35,903	37,346
Other	16,901	13,726

	$108,790	$98,924

(8) Long-term Debt

Long-term debt consists of the following at December 31, 2014 and 2013:

	2014	2013
Senior Credit Facility	$353,750	$502,106
7 7/8% Senior Subordinated Notes	—	400,000
5 7/8% Senior Subordinated Notes	500,000	500,000
5% Senior Subordinated Notes	535,000	535,000
5 3/8% Senior Notes	510,000	—
Other notes with various rates and terms	1,145	1,696

	1,899,895	1,938,802
Less current maturities	(15,625)	(55,935)

Long-term debt excluding current maturities	$1,884,270	$1,882,867

Long-term debt matures as follows:

2015	$15,625
2016	$21,118
2017	$39,375
2018	$45,000
2019	$233,750
Later years	$1,545,027

7 7/8% Senior Subordinated Notes

On April 22, 2010, Lamar Media issued $400,000 in aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $392,000. On April 21, 2014, Lamar Media redeemed in full all $400,000 in aggregate principal amount of the 7 7/8% Notes. A loss of $20,847 was recorded as a result of this transaction, of which $5,095 was non-cash. No 7 7/8% Notes remained outstanding as of December 31, 2014.

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

On February 3, 2014, Lamar Media entered into a Second Restatement Agreement (the “Second Restatement Agreement”) with the Company, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and the Lenders named therein, under which the parties agreed to amend and restate Lamar Media’s existing senior credit facility on the terms set forth in the Second Amended and Restated Credit Agreement attached as Exhibit A to the Second Restatement Agreement (such Second and Amended and Restated Credit Agreement together with the Second Restatement Agreement being herein referred to as the “senior credit facility”). The senior credit facility consists of a $400,000 revolving credit facility and a $500,000 incremental facility. Lamar Media is the borrower under the senior credit facility. We may also from time to time designate wholly owned subsidiaries as subsidiary borrowers under the incremental loan facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

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

The Term A Loans began amortizing on June 30, 2014 in quarterly installments on each September 30, December 31, March 31, and June 30 thereafter, as follows:

Principal Payment Date	Principal Amount
March 31, 2015-March 31, 2016	$3,750
June 30, 2016- March 31, 2017	$5,625
June 30, 2017-December 31, 2018	$11,250
Term A Loan Maturity Date	$168,750

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

As of December 31, 2014, there was $65,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $6,846 letters of credit outstanding as of December 31, 2014 resulting in $328,154 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 2, 2019, and bear interest, at Lamar Media’s option, at the Adjusted LIBO Rate or the Adjusted Base Rate plus applicable margins, such margins are set at an initial rate with the possibility of a step down based on Lamar Media’s ratio of debt to trailing four quarters EBITDA, as defined in the senior credit facility.

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

(9) Asset Retirement Obligation

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2012	$189,659
Additions to asset retirement obligations	3,741
Accretion expense	11,046
Liabilities settled	(3,615)

Balance at December 31, 2013	200,831
Additions to asset retirement obligations	1,238
Accretion expense	5,262
Liabilities settled	(3,004)

Balance at December 31, 2014	$204,327

(10) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Operations are:

	Year Ended December 31,
	2014	2013	2012
Direct expenses	$241,471	$283,280	$277,662
General and administrative expenses	4,534	4,684	4,137
Corporate expenses	12,430	12,615	14,284

	$258,435	$300,579	$296,083

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(11) Income Taxes

The Company has filed, for prior taxable years through its taxable year ended December 31, 2014, a consolidated U.S. federal tax return, which includes all of its wholly owned domestic subsidiaries. For its taxable year commencing January 1, 2014, the Company intends to file as a REIT, and its TRSs intend to file as C corporations. The Company also files tax returns in various states and countries. The Company’s state tax returns reflect different combinations of the Company’s subsidiaries and are dependent on the connection each subsidiary has with a particular state. The following information pertains to the Company’s income taxes on a consolidated basis.

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2014:
U.S. federal	$8,721	$(119,014)	$(110,293)
State and local	2,632	(2,909)	(277)
Foreign	692	(214)	478

	$12,045	$(122,137)	$(110,092)

Year ended December 31, 2013:
U.S. federal	$930	$21,681	$22,611
State and local	1,609	1,165	2,774
Foreign	1,553	(4,097)	(2,544)

	$4,092	$18,749	$22,841

Year ended December 31, 2012:
U.S. federal	$—	$6,743	$6,743
State and local	823	826	1,649
Foreign	1,103	(1,253)	(150)

	$1,926	$6,316	$8,242

The income tax provision for the year ended December 31, 2014 is net of the deferred tax benefit due to the REIT conversion of $120,081. As of December 31, 2014 and 2013, the Company had income taxes payable of $308 and $848, respectively, included in accrued expenses. The U.S. and foreign components of earnings before income taxes are as follows:

	2014	2013	2012
U.S.	$144,298	$62,506	$17,279
Foreign	(872)	474	(1,147)

Total	$143,426	$62,980	$16,132

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 35 percent to income before taxes is as follows:

	2014	2013	2012
Income tax expense at U.S. federal statutory rate	$50,199	$22,043	$5,646
Tax adjustment related to REIT (a)	(44,891)	—	—
State and local income taxes, net of federal income tax benefit	1,017	3,585	1,541
Book expenses not deductible for tax purposes	2,061	1,351	1,058
Stock-based compensation	(33)	65	270
Valuation allowance	—	(1,097)	(331)
Rate change (b)	91	(2,565)	49
Deferred tax adjustment due to REIT conversion	(120,081)	—	—
Other differences, net	1,545	(541)	9

Income tax expense	$(110,092)	$22,841	$8,242

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(a)	Includes dividend paid deduction of $62,937.
(b)	In 2013, the “Tax Burden Adjustment and Redistribution Act” was signed into law. Under the enacted legislation, the Puerto Rico corporate income tax rate was increased to 39% from 30%. As a result, a non-cash benefit of $2,479 to income tax expense was recorded for the increase of the Puerto Rico net deferred tax asset. Also in 2013, British Columbia Bill 2 was signed into law. The enacted legislation increased the general corporate income tax rate to 11% from 10%. As a result, a non-cash benefit of $86 to income tax expense was recorded for the increase of the Canadian net deferred tax asset.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$255	$2,972
Accrued liabilities not deducted for tax purposes	4,703	37,764
Asset retirement obligation	79	70,166
Net operating loss carry forwards	11,881	138,865
Tax credit carry forwards	209	4,844
Charitable contributions carry forward	9	9
Property, plant and equipment	65	—
Investment in partnerships	354	—

Gross deferred tax assets	17,555	254,620
Less: valuation allowance	(9)	(2,331)

Net deferred tax assets	17,546	252,289

Deferred tax liabilities:
Property, plant and equipment	—	(45,160)
Intangibles	(4,321)	(314,382)
Investment in partnerships	—	(1,519)

Gross deferred tax liabilities	(4,321)	(361,061)

Net deferred tax assets (liabilities)	$13,225	$(108,772)

Classification in the consolidated balance sheets:
Current deferred tax assets	$729	$10,378
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	12,496	—
Noncurrent deferred tax liabilities	—	(119,150)

Net deferred tax assets (liabilities)	$13,225	$(108,772)

As of December 31, 2014, we have approximately $257,839 of U.S. net operating loss carry forwards to offset future taxable income. Of this amount, $6,063 is subject to an IRC §382 limitation. These carry forwards expire between 2020 through 2032. In addition, we have $4,822 of various credits available to offset future U.S. federal income tax.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

As of December 31, 2014 we have approximately $449,691 of state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $241 of various credits available to offset future state income tax. The valuation allowance related to state net operating loss carry forwards as of December 31, 2014 and 2013 was $0 and $2,323, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2014, 2013, and 2012 was a decrease of $2,322, $1,087 and $332, respectively. The decrease in 2014 was primarily due to the adjustment of deferred tax assets and related valuation allowance for assets and liabilities of REIT operations no longer subject to state income taxes at the REIT level, which had the effect of valuing these assets at an expected rate of 0%.

During 2014, we generated $1,454 of Puerto Rico net operating losses. As of December 31, 2014, we had approximately $28,354 of Puerto Rico net operating losses available to offset future taxable income. These carry forwards expire between 2016 and 2024. In addition, we have $209 of alternative minimum tax credits available to offset future Puerto Rico income tax.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings, the Company will generate the minimum amount of future taxable income to support the realization of the deferred tax assets. Additionally, the Company has deferred tax liabilities that will reverse during the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets. As a result, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances at December 31, 2014. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

We have not recognized a deferred tax liability of approximately $8,326 for the undistributed earnings of our Canadian operations that arose in 2014 and prior years as management considers these earnings to be indefinitely invested outside the U.S. As of December 31, 2014, the undistributed earnings of these subsidiaries were approximately $23,789.

Under ASC 740, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2012	$75
Additions for tax positions related to current year	1
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(41)
Settlements	—

Balance as of December 31, 2013	$35
Additions for tax positions related to current year	—
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(35)
Settlements	—

Balance as of December 31, 2014	$—

As of December 31, 2014, we do not have any unrecognized tax benefits that, if recognized in future periods, would impact our effective tax rate.

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

Prior to 1996, the Company entered into various related party transactions for the purchase and sale of advertising structures whereby any resulting gains were deferred at that date. As of December 31, 2014 and 2013, the deferred gains related to these transactions were $85, respectively, and are included in deferred income on the balance sheets. No gains related to these transactions have been realized in the Statements of Operations for the years ended December 31, 2014, 2013 and 2012.

In addition, the Company had receivables from employees of $246 and $126 at December 31, 2014 and 2013, respectively. These receivables are primarily relocation loans for employees. The Company does not have any receivables from its current executive officers.

In June 2011, the Company entered into a service contract with Joule Energy LA, LLC (“Joule”), of which Ross L. Reilly was a member and owned 26.66% interest. Mr. Reilly sold his entire interest in Joule during 2014. Joule provides services related to the Company’s installation of solar arrays in the State of Louisiana, which services were completed in 2014. In addition, from time to time beginning in 2012, Joule provides lighting installation services for certain of Lamar Advertising’s billboards in the state of Louisiana. As of December 31, 2014, the aggregate amount paid to Joule under the service contract was approximately $1,914. Ross L. Reilly is the son of Kevin P. Reilly, Jr., our Chairman of the Board of Directors and President.

(13) Stockholders’ Equity

On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock. The Class A preferred stock, par value $638, was exchanged for the new Series AA preferred stock and no shares of Class A preferred stock are currently outstanding. The new Series AA preferred stock and the class A preferred stock rank senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock and Class A preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock and the Class A preferred stock are also entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2014 was $3,649. The Series AA preferred stock and the Class A preferred stock are identical, except that the Series AA preferred stock is entitled to one vote per share and the Class A preferred stock is not entitled to vote.

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

For the year ended December 31, 2014, the Company completed its REIT conversion and merger. In connection with the merger each share of the Company’s then outstanding 17,270,930 treasury shares valued at $896,818, ceased to exist and returned to unissued status through a $17 and $896,801 reduction of Class A common stock and additional paid-in capital, respectively.

On December 11, 2014, the Company announced that its Board of Directors has authorized the repurchase of up to $250,000 of the Company’s Class A common stock (the “repurchase program”). There were no repurchases under the repurchase program for the year ended December 31, 2014.

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

In February 2013, the plan was amended to eliminate the provision that limited the amount of Class A Common Stock, including shares retained from an award, that could be withheld to satisfy tax withholding obligations to the minimum tax obligations required by law (except with respect to option awards). In accordance with ASC 718, the Company is required to classify the awards affected by the amendment as liability-classified awards at fair value each period prior to their settlement. As of December 31, 2014 and 2013, the Company recorded a liability, in accrued expenses, of $13,283 and $6,757, respectively, related to its equity incentive awards affected by this amendment.

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

We estimate the expected volatility of our Class A common stock at the grant date using a blend of 90% historical volatility of our Class A common stock and 10% implied volatility of publicly traded options with maturities greater than six months on our Class A common stock as of the option grant date. Our decision to use a blend of historical and implied volatility was based upon the volume of actively traded options on our common stock and our belief that historical volatility alone may not be completely representative of future stock price trends.

Our risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. We assumed an expected dividend yield of 2%.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2014	2%	48%	1%	6
2013	0%	51%	1%	6
2012	0%	52%	2%	5

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Information regarding the 1996 Plan for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, beginning of year	3,232,423	$32.89
Granted	87,000	51.04
Exercised	(522,032)	31.12
Forfeited	(12,200)	43.89
Expired	(10,600)	28.13

Outstanding, end of year	2,774,591	$33.76	6.66

Exercisable at end of year	1,622,891	$27.54	5.63

At December 31, 2014 there was $17,017 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 1.55 years.

Shares available for future stock option and restricted share grants to employees and directors under existing plans were 2,632,628 at December 31, 2014. The aggregate intrinsic value of options outstanding as of December 31, 2014 was $55,169, and the aggregate intrinsic value of options exercisable was $42,350. Total intrinsic value of options exercised was $10,806 for the year ended December 31, 2014.

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

The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 80,209 shares on January 1, 2014 pursuant to the automatic increase provisions of the 2009 ESPP. The following is a summary of 2009 ESPP share activity for the year ended December 31, 2014:

Shares
Available for future purchases, January 1, 2014	327,689
Additional shares reserved under 2009 ESPP	80,209
Purchases	(100,450)

Available for future purchases, December 31, 2014	307,448

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers and employees under our 1996 Plan based on certain Company performance measures for fiscal 2014. The number of shares to be issued; if any, are dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2014 results and were issued in the first quarter of 2015. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. Based on the Company’s performance measures achieved through December 31, 2014, the Company has accrued $14,210 as compensation expense related to these agreements.

(15) Benefit Plans

The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2014, the Company maintained $6,624 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Savings and Profit Sharing Plan

The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company has the option to match 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company matched contributions of $3,973, $3,581 and $3,184 for the years ended December 31, 2014, 2013 and 2012, respectively.

Deferred Compensation Plan

The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers that have attained the age of 30 and have a minimum of 10 years of service to the Company and satisfying additional eligibility guidelines are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the Plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. For the years ended December 31, 2014, 2013 and 2012, the Company contributed $1,400, $1,323 and $1,260, respectively.

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

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of December 31, 2014 and December 31, 2013, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,269,393 and $2,072,542, respectively.

As of December 31, 2014, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein, unless, after giving effect such distributions, (i) the total debt ratio is equal to or greater than 6.0 to 1 or (ii) the senior debt ratio is equal to or greater than 3.5 to 1. As of December 31, 2014, the total debt ratio was less than 6.0 to 1 and Lamar Media’s senior debt ratio was less than 3.5 to 1; therefore, dividends or distributions to Lamar Advertising were not subject to any additional restrictions under the senior credit facility. In addition, as of December 31, 2014 the senior credit facility allows Lamar Media to conduct its affairs in a manner that would allow Lamar Advertising to qualify and remain qualified for taxation as a REIT, including by allowing Lamar Media to make distributions to Lamar Advertising required for Lamar Advertising to qualify and remain qualified for taxation as a REIT, subject to certain restrictions.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(18) Fair Value of Financial Instruments

At December 31, 2014 and 2013, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and initial recognition of asset retirement obligations are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $1,933,254, which exceeded both the gross and carrying amount of $1,899,895 as of December 31, 2014. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

(19) Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $33,124, $34,013 and $32,761 for the years ended December 31, 2014, 2013 and 2012, respectively. Net carrying value of long lived assets located in foreign countries totaled $7,324 and $8,838 as of December 31, 2014 and 2013, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

(20) New Accounting Pronouncements

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

(21) Quarterly Financial Data (Unaudited)

The tables below represent the balances for the selected quarterly financial data of the Company for each reporting period in the years ended December 31, 2014 and 2013.

	Year 2014 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$284,933	$330,433	$334,998	$336,696
Net revenues less direct advertising expenses	$173,425	$216,156	$222,610	$221,600
Net (loss) income applicable to common stock	$(4,928)	$15,331	$34,959	$207,791
Net (loss) income per common share basic	$(0.05)	$0.16	$0.37	$2.18
Net (loss) income per common share — diluted	$(0.05)	$0.16	$0.37	$2.18

	Year 2013 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$276,605	$327,744	$321,141	$320,352
Net revenues less direct advertising expenses	$170,086	$217,021	$211,501	$210,390
Net (loss) income applicable to common stock	$(10,354)	$23,031	$17,003	$10,094
Net (loss) income per common share basic	$(0.11)	$0.24	$0.18	$0.11
Net (loss) income per common share — diluted	$(0.11)	$0.24	$0.18	$0.11

SCHEDULE II

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2014
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,615	5,947	5,605	$7,957
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,900,026	96,139	1,073	$1,995,092
Year ended December 31, 2013
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,615	6,034	6,034	$7,615
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,794,415	106,533	922	$1,900,026
Year ended December 31, 2012
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,500	5,484	5,369	$7,615
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,705,402	102,941	13,928	$1,794,415

SCHEDULE III

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Schedule of Real Estate and Accumulated Depreciation

December 31, 2014

(In thousands)

Description (1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount (3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives

317,597 Displays	—	—	$2,520,644	$(1,903,434)	Various	Various	5 to 20 years

(1)	no single asset exceeded 5% of the total gross carrying amount at December 31, 2014
(2)	This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)	Includes sites under construction

The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31,
	2014	2013
Gross real estate assets:
Balance at the beginning of the year	$2,459,425	$2,378,940
Additions for construction, acquisition, improvements to structures	98,857	112,459
Assets sold or written-off	(36,392)	(31,328)
Foreign exchange	(1,246)	(646)

Balance at the end of the year	$2,520,644	$2,459,425

Accumulated depreciation:
Balance at the beginning of the year	$1,799,325	$1,657,784
Depreciation	135,679	161,172
Assets sold or written-off	(30,994)	(19,213)
Foreign exchange	(576)	(418)

Balance at the end of the year	$1,903,434	$1,799,325

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Lamar Media’s management assessed the effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control Integrated Framework (1992). Based on this assessment, Lamar Media’s management has concluded that, as of December 31, 2014, Lamar Media’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Lamar Media Corp.:

We have audited Lamar Media Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Media Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lamar Media Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and the financial statement schedules, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements and schedules.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Lamar Media Corp.:

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II and III. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Media Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Media Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 26, 2015

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

(In thousands, except share and per share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$25,535	$32,712
Receivables, net of allowance for doubtful accounts of $7,957 and $7,615 as of 2014 and 2013, respectively	169,610	161,741
Prepaid expenses	42,713	42,048
Deferred income tax assets (note 6)	729	10,378
Other current assets	34,057	34,679

Total current assets	272,644	281,558

Property, plant and equipment	3,110,385	3,036,456
Less accumulated depreciation and amortization	(2,026,745)	(1,914,527)

Net property, plant and equipment	1,083,640	1,121,929

Goodwill (note 3)	1,502,616	1,493,401
Intangible assets, net (note 3)	366,518	418,919
Deferred financing costs, net of accumulated amortization of $5,476 and $15,893 as of 2014 and 2013, respectively	30,771	28,336
Deferred income tax assets (note 6)	12,496	—
Other assets	31,775	39,118

Total assets	$3,300,460	$3,383,261

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$16,368	$13,341
Current maturities of long-term debt (note 5)	15,625	55,935
Accrued expenses (note 4)	105,007	95,632
Deferred income	84,558	77,153

Total current liabilities	221,558	242,061

Long-term debt (note 5)	1,884,270	1,882,867
Deferred income tax liabilities (note 6)	—	152,541
Asset retirement obligation	204,327	200,831
Other liabilities	23,414	20,471

Total liabilities	2,333,569	2,498,771

Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2014 and 2013	—	—
Additional paid-in-capital	2,682,216	2,644,015
Accumulated comprehensive income	2,454	3,867
Accumulated deficit	(1,717,779)	(1,763,392)

Stockholder’s equity	966,891	884,490

Total liabilities and stockholder’s equity	$3,300,460	$3,383,261

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Statements of Operations
Net revenues	$1,287,060	$1,245,842	$1,179,736

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	453,269	436,844	418,538
General and administrative expenses (exclusive of depreciation and amortization)	230,800	231,574	211,320
Corporate expenses (exclusive of depreciation and amortization)	68,733	56,877	52,750
Depreciation and amortization	258,435	300,579	296,083
Gain on disposition of assets	(3,192)	(3,804)	(13,817)

	1,008,045	1,022,070	964,874

Operating income	279,015	223,772	214,862

Other expense (income):
Loss on extinguishment of debt	26,023	14,345	41,632
Other-than-temporary impairment of investment	4,069	—	—
Interest income	(102)	(165)	(331)
Interest expense	105,254	146,277	157,093

	135,244	160,457	198,394

Income before income tax expense	143,771	63,315	16,468
Income tax (benefit) expense (note 6)	(143,264)	22,977	8,353

Net income	$287,035	$40,338	$8,115

Statements of Comprehensive Income
Net income	$287,035	$40,338	$8,115
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,413)	(2,111)	652

Comprehensive income	$285,622	$38,227	$8,767

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2011	$—	$2,579,318	$5,326	$(1,806,532)	$778,112
Contribution from parent	—	26,839	—	—	26,839
Foreign currency translations	—	—	652	—	652
Net income	—	—	—	8,115	8,115
Dividend to parent	—	—	—	(1,113)	(1,113)

Balance, December 31, 2012	—	2,606,157	5,978	(1,799,530)	812,605
Contribution from parent	—	37,858	—	—	37,858
Foreign currency translations	—	—	(2,111)	—	(2,111)
Net income	—	—	—	40,338	40,338
Dividend to parent	—	—	—	(4,200)	(4,200)

Balance, December 31, 2013	—	2,644,015	3,867	(1,763,392)	884,490
Contribution from parent	—	38,201	—	—	38,201
Foreign currency translations	—	—	(1,413)	—	(1,413)
Net income	—	—	—	287,035	287,035
Dividend to parent	—	—	—	(241,422)	(241,422)

Balance, December 31, 2014	$—	$2,682,216	$2,454	$(1,717,779)	$966,891

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$287,035	$40,338	$8,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258,435	300,579	296,083
Non-cash compensation	24,120	24,936	14,466
Amortization included in interest expense	4,777	14,667	17,741
Gain on disposition of assets and investments	(3,192)	(3,804)	(13,817)
Other-than-temporary impairment of investment	4,069	—	—
Loss on extinguishment of debt	26,023	14,345	41,632
Deferred income tax (benefit) expense	(155,528)	18,885	6,426
Provision for doubtful accounts	5,947	6,034	5,484
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(13,553)	(6,663)	(13,233)
Prepaid expenses	524	788	1,903
Other assets	662	(4,970)	(2,876)
Increase (decrease) in:
Trade accounts payable	1,076	(89)	(127)
Accrued expenses	8,491	(6,371)	2,259
Other liabilities	(14,306)	(21,300)	5,301

Cash flows provided by operating activities	434,580	377,375	369,357

Cash flows from investing activities:
Capital expenditures	(107,573)	(105,650)	(105,570)
Acquisitions	(65,021)	(92,248)	(206,068)
Decrease (increase) in notes receivable	4,462	(840)	122
Proceeds from disposition of assets and investments	4,135	6,869	8,117

Cash flows used in investing activities	(163,997)	(191,869)	(303,399)

Cash flows from financing activities:
Proceeds received from revolving credit facility	325,000	184,000	15,000
Payments on revolving credit facility	(410,000)	(34,000)	(15,000)
Principal payments on long-term debt	(11,750)	(33,051)	(311,275)
Proceeds received from senior credit facility	300,000	—	100,000
Debt issuance costs	(17,442)	(89)	(22,500)
Proceeds received from note offering	510,000	—	1,035,000
Payment on senior subordinated notes	(415,752)	(360,383)	(861,019)
Payment on senior credit facility	(352,106)	—	—
Distributions to non-controlling interest	(1,094)	—	—
Dividends to parent	(241,422)	(4,200)	(1,113)
Contributions from parent	38,201	37,858	19,668

Cash flows used in financing activities	(276,365)	(209,865)	(41,239)

Effect of exchange rate changes in cash and cash equivalents	(1,395)	(1,340)	315

Net (decrease) increase in cash and cash equivalents	(7,177)	(25,699)	25,034
Cash and cash equivalents at beginning of period	32,712	58,411	33,377

Cash and cash equivalents at end of period	$25,535	$32,712	$58,411

Supplemental disclosures of cash flow information:
Cash paid for interest	$94,646	$140,048	$143,589

Cash paid for state and federal income taxes	$12,754	$4,096	$2,392

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Media Corp. is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media Corp. is engaged in the outdoor advertising business operating approximately 144,000 outdoor advertising displays in 44 states. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, Lamar Media operates a logo sign business in 23 states throughout the United States as well as the province of Ontario, Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 4, 6, 9, 10, 13, 14, 15, 16, 17, 18, 19 and 20 and portions of notes 1 and 12 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this filing are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.

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

(2) Non-cash Financing and Investing Activities

For the years ended December 31, 2014 and 2013, the Company had non-cash investing activities of $1,900 and $4,982 related to capital expenditures and acquisitions of outdoor advertising assets. There were no significant non-cash financing activities during the years ended December 31, 2014 and December 31, 2013.

(3) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2014 and December 31, 2013:

	Estimated	2014		2013
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7—10	$499,311	$470,170	$492,299	$463,188
Non-competition agreement	3—15	64,062	63,192	63,933	62,914
Site locations	15	1,531,161	1,194,709	1,495,635	1,106,945
Other	5—15	13,463	13,408	13,463	13,364

		$2,107,997	$1,741,479	$2,065,330	$1,646,411
Unamortizable Intangible Assets:
Goodwill		$1,755,283	$252,667	$1,746,068	$252,667

The changes in the gross carrying amount of goodwill for the year ended December 31, 2014 are as follows:

Balance as of December 31, 2013	$1,746,068
Goodwill acquired during the year	9,457
Purchase price adjustments and other	(242)
Impairment losses	—

Balance as of December 31, 2014	$1,755,283

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(4) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2014 and 2013:

	2014	2013
Payroll	$13,852	$11,311
Interest	29,281	23,451
Accrued lease expense	35,903	37,346
Other	25,971	23,524

	$105,007	$95,632

(5) Long-term Debt

Long-term debt consists of the following at December 31, 2014 and 2013:

	2014	2013
Senior Credit Agreement	$353,750	$502,106
7 7/8% Senior Subordinated Notes	—	400,000
5 7/8% Senior Subordinated Notes	500,000	500,000
5% Senior Subordinated Notes	535,000	535,000
5 3/8% Senior Notes	510,000	—
Other notes with various rates and terms	1,145	1,696

	1,899,895	1,938,802
Less current maturities	(15,625)	(55,935)

Long-term debt excluding current maturities	$1,884,270	$1,882,867

Long-term debt matures as follows:

2015	$15,625
2016	$21,118
2017	$39,375
2018	$45,000
2019	$233,750
Later years	$1,545,027

(6) Income Taxes

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2014:
U.S. federal	8,993	(151,191)	(142,198)
State and local	2,579	(4,124)	(1,545)
Foreign	692	(213)	479

	$12,264	$(155,528)	$(143,264)

Year ended December 31, 2013:
U.S. federal	$930	$21,798	$22,728
State and local	1,609	1,184	2,793
Foreign	1,553	(4,097)	(2,544)

	$4,092	$18,885	$22,977

Year ended December 31, 2012:
U.S. federal	$—	$6,859	$6,859
State and local	824	820	1,644
Foreign	1,103	(1,253)	(150)

	$1,927	$6,426	$8,353

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The income tax provision for the year ended December 31, 2014 is net of the deferred tax benefit due to REIT conversion of approximately $153,472. As of December 31, 2014 and December 31, 2013, the Company had income taxes payable of $308 and $630, respectively, included in accrued expenses.

The U.S. and foreign components of earnings before income taxes are as follows:

	2014	2013	2012
U.S.	$144,643	$62,841	$17,615
Foreign	(872)	474	(1,147)

Total	$143,771	$63,315	$16,468

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 35 percent to income before taxes is as follows:

	2014	2013	2012
Income tax expense at U.S. federal statutory rate	$50,320	$22,160	$5,764
Tax adjustment related to REIT (a)	(45,012)	—	—
State and local income taxes, net of federal income tax benefit	1,017	3,601	1,557
Book expenses not deductible for tax purposes	2,061	1,351	1,058
Stock-based compensation	(33)	65	270
Valuation allowance	—	(1,094)	(354)
Rate Change (b)	91	(2,565)	49
Deferred tax adjustment due to REIT conversion	(153,472)	—	—
Other differences, net	1,764	(541)	9

Income tax expense	$(143,264)	$22,977	$8,353

(a)	Includes dividend paid deduction of $63,058.
(b)	In 2013, the “Tax Burden Adjustment and Redistribution Act” was signed into law. Under the enacted legislation, the Puerto Rico corporate income tax rate was increased to 39% from 30%. As a result, a non-cash benefit of $2,479 to income tax expense was recorded for the increase of the Puerto Rico net deferred tax asset. Also in 2013, British Columbia Bill 2 was signed into law. The enacted legislation increased the general corporate income tax rate to 11% from 10%. As a result, a non-cash benefit of $86 to income tax expense was recorded for the increase of the Canadian net deferred tax asset.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$255	$2,972
Accrued liabilities not deducted for tax purposes	4,703	37,764
Asset retirement obligation	79	70,166
Net operating loss carry forwards	11,881	89,496
Tax credit carry forwards	209	19,615
Charitable contributions carry forward	9	9
Property, plant and equipment	65	—
Investment in partnership	354	—

Gross deferred tax assets	17,555	220,022
Less: valuation allowance	(9)	(1,760)

Net deferred tax assets	17,546	218,262

Deferred tax liabilities:
Property, plant and equipment	—	(45,160)
Intangibles	(4,321)	(313,746)
Investment in partnerships	—	(1,519)

Gross deferred tax liabilities	(4,321)	(360,425)

Net deferred tax assets (liabilities)	$13,225	$(142,163)

Classification in the consolidated balance sheets:
Current deferred tax assets	$729	$10,378
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	12,496	—
Noncurrent deferred tax liabilities	—	(152,541)

Net deferred tax liabilities	$13,225	$(142,163)

As of December 31, 2014, we have approximately $122,078 of U.S. net operating loss carry forwards to offset future taxable income. Of this amount, $6,063 is subject to an IRC §382 limitation. These carry forwards expire between 2020 and 2032. In addition, we have $19,593 of various credits available to offset future U.S. federal income tax.

As of December 31, 2014, we have approximately $411,970 state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $241 of various credits available to offset future state income tax. The valuation allowance for these deferred tax assets as of December 31, 2014 and December 31, 2013 was $0 and $1,751, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2014, 2013, and 2012 was a decrease of $1,751, $1,085 and $356, respectively. The decrease in 2014 was primarily due to the adjustment of deferred tax assets and related to valuation allowance for assets and liabilities of REIT operations no longer subject to state income taxes at the REIT level, which had the effect of valuing these assets at an expected rate of 0%.

During 2014, we generated $1,454 of Puerto Rico net operating losses. As of December 31, 2014, we had approximately $28,354 of Puerto Rico net operating losses available to offset future taxable income. These carry forwards expire between 2016 and 2024. In addition, we have $209 of alternative minimum tax credits available to offset future Puerto Rico income tax.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings for financial reporting purposes, we will generate the minimum amount of future taxable income to support the realization of the deferred tax assets. Additionally, the Company has deferred tax liabilities that will reverse during the same period and jurisdiction and is of the same character as the temporary differences giving rise to the deferred tax assets.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

As a result, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances at December 31, 2014. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

We have not recognized a deferred tax liability of approximately $8,326 for the undistributed earnings of our Canadian operations that arose in 2014 and prior years as management considers these earnings to be indefinitely invested outside the U.S. As of December 31, 2014, the undistributed earnings of these subsidiaries were approximately $23,789.

Under ASC 740, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2012	$75
Additions for tax positions related to current year	1
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(41)
Settlements	—

Balance as of December 31, 2013	$35
Additions for tax positions related to current year	—
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(35)
Settlements	—

Balance as of December 31, 2014	$—

As of December 31, 2014, we do not have any unrecognized tax benefits that, if recognized in future periods, would impact our effective tax rate.

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

As of December 31, 2014 and December 31, 2013, there was a payable to Lamar Advertising Company, its parent, in the amount of $6,955 and $7,665, respectively.

Effective December 31, 2014 and December 31, 2013, Lamar Advertising Company contributed $38,201 and $37,858 respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(8) Quarterly Financial Data (Unaudited)

The tables below represent the balances for the selected quarterly financial data of the Company for each reporting period in the years ended December 31, 2014 and 2013.

	Year 2014 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$284,933	$330,433	$334,998	$336,696
Net revenues less direct advertising expenses	$173,425	$216,156	$222,610	$221,600
Net (loss) income	$(4,778)	$15,480	$35,103	$241,230

	Year 2013 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$276,605	$327,744	$321,141	$320,352
Net revenues less direct advertising expenses	$170,086	$217,021	$211,501	$210,390
Net (loss) income	$(10,212)	$23,178	$17,144	$10,228

SCHEDULE II

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at end of Period
Year Ended December 31, 2014
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,615	5,947	5,605	$7,957
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,899,080	96,139	1,073	$1,994,146
Year Ended December 31, 2013
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,615	6,034	6,034	$7,615
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,793,476	106,533	929	$1,899,080
Year Ended December 31, 2012
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,500	5,484	5,369	$7,615
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,704,492	102,941	13,957	$1,793,476

SCHEDULE III

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Schedule of Real Estate and Accumulated Depreciation

December 31, 2014

(In thousands)

Description (1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount (3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
317,597 Displays	—	—	$2,520,644	$(1,903,434)	Various	Various	5 to 20 years

(1)	no single asset exceeded 5% of the total gross carrying amount at December 31, 2014
(2)	This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)	Includes sites under construction

The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31,
	2014	2013
Gross real estate assets:
Balance at the beginning of the year	$2,459,425	$2,378,940
Additions for construction, acquisition, improvements to structures	98,857	112,459
Assets sold or written-off	(36,392)	(31,328)
Foreign exchange	(1,246)	(646)

Balance at the end of the year	$2,520,644	$2,459,425

Accumulated depreciation:
Balance at the beginning of the year	$1,799,325	$1,657,784
Depreciation	135,679	161,172
Assets sold or written-off	(30,994)	(19,213)
Foreign exchange	(576)	(418)

Balance at the end of the year	$1,903,434	$1,799,325

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lamar Advertising Company

None.

Lamar Media Corp.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2014, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control Over Financial Reporting

Lamar Advertising Company

The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 43 of this combined Annual Report and is incorporated herein by reference.

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

Lamar Media Corp.

Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 71 of this combined Annual Report and is incorporated herein by reference.

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

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

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

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

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

LAMAR ADVERTISING COMPANY

February 25, 2015	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Reilly	Chief Executive Officer (Principal Executive Officer)	2/25/15
Sean E. Reilly

/s/ Keith A. Istre	Chief Financial Officer (Principal Financial and Accounting Officer)	2/25/15
Keith A. Istre

/s/ Kevin P. Reilly, Jr.	President and Director	2/25/15
Kevin P. Reilly, Jr.

/s/ Wendell S. Reilly	Director	2/25/15
Wendell S. Reilly

/s/ Stephen P. Mumblow	Director	2/25/15
Stephen P. Mumblow

/s/ John Maxwell Hamilton	Director	2/25/15
John Maxwell Hamilton

/s/ Thomas Reifenheiser	Director	2/25/15
Thomas Reifenheiser

/s/ Anna Reilly	Director	2/25/15
Anna Reilly

/s/ John E. Koerner, III	Director	2/25/15
John E. Koerner, III

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

February 25, 2015	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	President and Director	2/25/15
Kevin P. Reilly, Jr.

/s/ Sean E. Reilly	Chief Executive Officer and Director (Principal Executive Officer)	2/25/15
Sean E. Reilly

/s/ Keith A. Istre	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	2/25/15
Keith A. Istre

/s/ C. Brent McCoy	Executive Vice President of Business Development and Director	2/25/15
C. Brent McCoy

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

2(a)	Agreement and Plan of Merger by and between Lamar Advertising Company and Lamar Advertising REIT Company dated August 27, 2014.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on September 2, 2014 and incorporated herein by reference.

3(a)	Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of the State of Delaware effective as of November 18, 2014.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3(b)	Certificate of Merger, effective as of November 18, 2014.	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3(c)	Amended and Restated Bylaws of the Company, adopted as of November 18, 2014.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3(d)	Amended and Restated Certificate of Incorporation of Lamar Media.	Previously filed as Exhibit 3.2 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3(e)	Amended and Restated Bylaws of Lamar Media.	Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4(a)(1)	Specimen certificate for the shares of Class A common stock of the Company.	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

4(a)(2)	Specimen certificate for the shares of Class B common stock of the Company.	Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

4(b)(1)	Indenture, dated as of August 16, 2005, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2005 and incorporated herein by reference.

4(b)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (1-12407) filed on August 18, 2005 and incorporated herein by reference.

4(b)(3)	First Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of December 11, 2006, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2006 and incorporated herein by reference.

4(b)(4)	Release of Guaranty under the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, by the Trustee, dated as of December 30, 2005, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4.20 to Lamar Media’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12407) filed on March 15, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(b)(5)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(g)(5) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(b)(6)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-30242) filed on February 26, 2010 and incorporated herein by reference.

4(b)(7)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(b)(8)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(b)(9)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(9) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(c)(1)	Indenture, dated as of August 17, 2006, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 – Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006 and incorporated herein by reference.

4(c)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015 – Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006 and incorporated herein by reference.

4(c)(3)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 – Series B.	Previously filed as Exhibit 4(h)(3) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(c)(4)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-30242) filed on February 26, 2010 and incorporated herein by reference.

4(c)(5)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(c)(6)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(c)(7)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(d)(1)	Indenture, dated as of October 11, 2007, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 – Series C.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

4(d)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015 – Series C.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

4(d)(3)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 – Series C.	Previously filed as Exhibit 4(i)(3) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(d)(4)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-30242) filed on February 26, 2010 and incorporated herein by reference.

4(d)(5)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(d)(6)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(d)(7)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(e)(1)	Indenture, dated as of March 27, 2009, among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 27, 2009 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(e)(2)	Form of 9 3/4% Senior Exchange Notes due 2014.	Previously filed with the indenture dated March 27, 2009, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 27, 2009, and incorporated herein by reference.

4(e)(3)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(g)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(e)(4)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(g)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(e)(5)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(g)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(e)(6)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(e)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(e)(7)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(e)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(e)(8)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(e)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(e)(9)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 31, 2013, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 1-12407) filed on August 8, 2013 and incorporated herein by reference.

4(e)(10)	Supplemental Indenture to the Indenture dated as of March 27, 2009, among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 2, 2014, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4.2 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 1-12407) filed on May 7, 2014 and incorporated herein by reference.

4(f)(1)	Indenture, dated as of April 22, 2010, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(f)(2)	Form of 7 7/8% Senior Subordinated Notes due 2018.	Previously filed with the Indenture dated April 22, 2010, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

4(f)(3)	Form of 7 7/8% Senior Subordinated Exchange Notes due 2018.	Previously filed with the Indenture dated April 22, 2010, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

4(f)(4)	Amendment No. 1, dated as of August 27, 2010, to the Indenture dated as of April 22, 2010 among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(h)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(f)(5)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(h)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(f)(6)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(h)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(f)(7)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(h)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(f)(8)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(f)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(f)(9)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(f)(9) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(f)(10)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(f)(10) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(f)(11)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 31, 2013, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4.2 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 1-12407) filed on August 8, 2013 and incorporated herein by reference.

4(f)(12)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 2, 2014, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4.3 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 1-12407) filed on May 7, 2014 and incorporated herein by reference.

4(g)(1)	Indenture, dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012 and incorporated herein by reference.

4(g)(2)	Form of 5 7/8% Senior Subordinated Notes due 2022.	Previously filed with the Indenture dated February 9, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

4(g)(3)	Form of 5 7/8% Senior Subordinated Exchange Notes due 2022.	Previously filed with the Indenture dated February 9, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

4(g)(4)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4(g)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(g)(5)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4(g)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(g)(6)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4(g)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(g)(7)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 31, 2013, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4.3 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 1-12407) filed on August 8, 2013 and incorporated herein by reference.

4(g)(8)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 2, 2014, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4.4 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 1-12407) filed on May 7, 2014 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(h)(1)	Indenture, dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012 and incorporated herein by reference.

4(h)(2)	Form of 5% Senior Subordinated Notes due 2023.	Previously filed with the Indenture dated October 30, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012, and incorporated herein by reference.

4(h)(3)	Form of 5% Senior Subordinated Exchange Notes due 2023.	Previously filed with the Indenture dated October 30, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012, and incorporated herein by reference.

4(h)(4)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4(h)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(h)(5)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4(h)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(h)(6)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4(h)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(h)(7)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 31, 2013, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4.4 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 1-12407) filed on August 8, 2013 and incorporated herein by reference.

4(h)(8)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 2, 2014, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4.5 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 1-12407) filed on May 7, 2014 and incorporated herein by reference.

4(i)(1)	Indenture, dated as of January 10, 2014, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5 3/8% Senior Notes due 2024.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on January 15, 2014 and incorporated herein by reference.

4(i)(2)	Form of 5 3/8% Senior Notes due 2024.	Previously filed with the Indenture dated January 10, 2014, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on January 15, 2014 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(i)(3)	Form of 5 3/8% Senior Exchange Notes due 2024.	Previously filed with the Indenture dated January 10, 2014, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on January 15, 2014 and incorporated herein by reference.

10(a)(1)*	Lamar Advertising Company 1996 Equity Incentive Plan, as amended and restated.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 24, 2013 and incorporated herein by reference.

10(a)(2)*	Form of Stock Option Agreement under the 1996 Equity Incentive Plan, as amended.	Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-30242) filed on March 10, 2005 and incorporated herein by reference.

10(a)(3)*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

10(a)(4)*	Form of Restricted Stock Agreement for Non-Employee directors.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

10(b)*	2009 Employee Stock Purchase Plan, as amended.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 29, 2012 and incorporated herein by reference.

10(c)*	Lamar Advertising Company Non-Management Director Compensation Plan.	Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

10(d)(1)*	Lamar Deferred Compensation Plan (as amended).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

10(d)(2)*	Form of Trust Agreement for the Lamar Deferred Compensation Plan.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2005 and incorporated herein by reference.

10(d)(3)*	Amendment to the Lamar Deferred Compensation Plan dated December 13, 2013.	Previously filed as Exhibit 10(d)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-30242) filed on February 27, 2014 and incorporated herein by reference.

10(e)*	Summary of Compensatory Arrangements, dated March 20, 2014.	Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 24, 2014 and incorporated herein by reference.

10(f)(1)	Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 3, 2010, and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(f)(2)	Amendment No. 1, dated as of June 11, 2010, to the Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10(p)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-30242) filed on February 25, 2011 and incorporated herein by reference.

10(f)(3)	Amendment No. 2, dated as of November 18, 2010, to the Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10(p)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-30242) filed on February 25, 2011 and incorporated herein by reference.

10(f)(4)	Restatement Agreement, dated as of February 9, 2012, to the Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (including the Amended and Restated Credit Agreement).	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012 and incorporated herein by reference.

10(f)(5)	Amendment No. 1, dated as of October 24, 2013, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10(f)(11) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-30242) filed on February 27, 2014 and incorporated herein by reference.

10(f)(6)	Second Restatement Agreement, dated as of February 3, 2014, by and among Lamar Media, the Company, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (including the Second Amended and Restated Credit Agreement as Exhibit A thereto).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 7, 2014 and incorporated herein by reference.

10(f)(7)	Amendment No. 1, dated as of April 18, 2014, to the Second Amended and Restated Credit Agreement, dated as of February 3, 2014, by and among Lamar Media, the Company, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 22, 2014 and incorporated herein by reference.

10(f)(8)	Joinder Agreement, dated as of July 19, 2010, to the Credit Agreement dated as of April 28, 2010 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Arizona Logos, L.L.C.	Previously filed as Exhibit 10(p)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(f)(9)	Joinder Agreement, dated as of April 21, 2011, to the Credit Agreement dated as of April 28, 2010 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Wisconsin Logos, LLC.	Previously filed as Exhibit 10(p)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

10(f)(10)	Joinder Agreement, dated as of August 26, 2011, to the Credit Agreement dated as of April 28, 2010 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Montana Logos, LLC.	Previously filed as Exhibit 10(p)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

10(f)(11)	Joinder Agreement, dated as of November 14, 2012, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by NextMedia Northern Colorado, Inc.	Previously filed as Exhibit 10(f)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

10(f)(12)	Joinder Agreement, dated as of November 14, 2012, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by NextMedia Outdoor, Inc.	Previously filed as Exhibit 10(f)(9) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

10(f)(13)	Joinder Agreement, dated as of November 14, 2012, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by NMG Outdoor I Corp.	Previously filed as Exhibit 10(f)(10) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

10(f)(14)	Joinder Agreement, dated as of December 5, 2013, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar TRS Holdings, LLC.	Previously filed as Exhibit 10(f)(12) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-30242) filed on February 27, 2014 and incorporated herein by reference.

10(f)(15)	Joinder Agreement, dated as of December 5, 2013, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Service Company, LLC.	Previously filed as Exhibit 10(f)(13) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-30242) filed on February 27, 2014 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(f)(16)	Joinder Agreement, dated as of December 5, 2013, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Investments, LLC.	Previously filed as Exhibit 10(f)(14) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-30242) filed on February 27, 2014 and incorporated herein by reference.

10(f)(17)	Joinder Agreement, dated as of December 5, 2013, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Transit, LLC.	Previously filed as Exhibit 10(f)(15) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-30242) filed on February 27, 2014 and incorporated herein by reference.

10(g)	Registration Rights Agreement, dated as of February 9, 2012, between Lamar Media, the Guarantors named therein and the Initial Purchasers named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012 and incorporated herein by reference.

10(h)	Registration Rights Agreement, dated as of October 30, 2012, between Lamar Media, the Guarantors named therein and the Initial Purchasers named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012 and incorporated herein by reference.

10(i)	Registration Rights Agreement, dated as of January 10, 2014, between Lamar Media, the Guarantors named therein and J.P. Morgan Securities LLC, as representative for the Initial Purchasers named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on January 15, 2014 and incorporated herein by reference.

10(j)*	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company, dated as of November 18, 2014.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

11(a)	Statement regarding computation of per share earnings for the Company.	Filed herewith.

12(a)	Statement regarding computation of ratio of earnings to fixed charges for the Company.	Filed herewith.

12(b)	Statement regarding computation of ratio of earnings to fixed charges for Lamar Media.	Filed herewith.

14(a)	Lamar Advertising Company Code of Business Conduct and Ethics.	Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-30242) filed on March 10, 2004 and incorporated herein by reference.

21(a)	Subsidiaries of the Company.	Filed herewith.

23(a)	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

31(b)	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	The following materials from the combined Annual Report of the Company and Lamar Media Corp. on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013 of the Company and Lamar Media, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 of the Company and Lamar Media, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Deficit) for the years ended December 31, 2014, 2013 and 2012 of the Company and Lamar Media, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 of the Company and Lamar Media, and (v) Notes to Consolidated Financial Statements of the Company and Lamar Media.

*	Denotes management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.