Form 10-K
period 2015-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2016-02-25
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if Lamar Media Corp. is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Lamar Advertising Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark if either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $4,696,110,999.00 based on $57.48 per share as reported at the close of trading on the NASDAQ Global Select Market on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2015, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2016
Lamar Advertising Company Class A common stock, $0.001 par value per share	82,085,503 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	14,610,365 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 26, 2016 (Proxy Statement)	Part III

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

GENERAL

Lamar Advertising Company is one of the largest outdoor advertising companies in the United States based on number of displays and has operated under the Lamar name since 1902. We operate in a single operating and reporting segment, advertising. We lease space for advertising on billboards, buses, shelters, benches, logo plates and in airport terminals. We offer our customers a fully integrated service, satisfying all aspects of their billboard display requirements from ad copy production to placement and maintenance.

We operate three types of outdoor advertising displays: billboards, logo signs and transit advertising displays.

Billboards. As of December 31, 2015, we owned and operated approximately 144,000 billboard advertising displays in 44 states, Canada and Puerto Rico. We lease most of our advertising space on two types of billboards: bulletins and posters.

•	Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic.

•	Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic.

In addition to traditional billboards, we also lease space on digital billboards, which are generally located on major traffic arteries and city streets. As of December 31, 2015, we owned and operated approximately 2,300 digital billboard advertising displays in 42 states, Canada and Puerto Rico.

Logo signs. We lease advertising space on logo signs located near highway exits.

•	Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.

We are the largest provider of logo signs in the United States, operating 23 of the 26 privatized state logo sign contracts. As of December 31, 2015, we operated approximately 134,000 logo sign advertising displays in 23 states and Canada.

Transit advertising displays. We also lease advertising space on the exterior and interior of public transportation vehicles, in airport terminals, and on transit shelters and benches in approximately 75 markets. As of December 31, 2015, we operated over 42,000 transit advertising displays in 18 states, Canada and Puerto Rico.

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

OPERATING STRATEGIES

We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:

Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our tenants and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 79% of our net revenues for the year ended December 31, 2015, which management believes is higher than the industry average. We believe that the experience of our regional, territory and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 32 years. In an effort to provide high quality sales and service at the local level, we employed approximately 890 local account executives as of December 31, 2015. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of our central office, as well as our offices in other markets, in the event business opportunities or customers’ needs support such an allocation of resources.

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

In addition, we routinely invest in upgrading our existing displays and constructing new displays. Since January 1, 2006, we invested approximately $1.3 billion in capitalized expenditures, which include improvements to our existing real estate portfolio and the construction of new locations. Our regular improvement and expansion of our advertising display inventory allows us to provide high quality service to our current tenants and to attract new tenants.

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

Reinvesting in capital expenditures including digital technology. We have historically invested in capital expenditures, however, during 2009 and 2010, we significantly reduced our capital expenditures to position the Company to manage through the economic recession. As a result of the economic recovery, the Company began to reinvest in capital expenditures beginning in 2011. We spent approximately $110.4 million in total capital expenditures in fiscal 2015, of which approximately $50.0 million was spent on digital technology. We expect our 2016 capitalized expenditures to closely approximate our spending in 2015.

CAPITAL ALLOCATION STRATEGY

The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital. To maintain our REIT status we are required to distribute to our stockholders annually an amount equal to at least 90% of our REIT taxable income. After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. During 2015, we generated $477.7 million of cash from operating activities, which was used to fund $153.9 million of acquisitions and $110.4 million of capital expenditures. In addition, in 2015, we paid regular cash distributions in the aggregate of approximately $265.5 million to our stockholders.

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

COMPANY OPERATIONS

Billboard Advertising

We lease most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2015, we owned and operated approximately 144,000 billboard advertising displays in 44 states, Canada and Puerto Rico. In 2015, we derived approximately 73% of our billboard advertising net revenues from bulletin rentals and 27% from poster rentals.

Bulletins are large, advertising structures (the most common size is fourteen feet high by forty-eight feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2015, we operated approximately 67,200 bulletin displays.

We generally lease individually-selected bulletin space to advertisers for the duration of the contract (usually one to twelve months). We also lease bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.

Posters are smaller advertising structures (the most common size is eleven feet high by twenty-three feet wide, or 250 square feet; we also operate junior posters, which are five feet high by eleven feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts into the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2015, we operated approximately 74,300 poster displays.

We generally lease poster space for thirty- and sixty-day periods in packages called “showings,” which comprise a given number of displays in a specified market area. We place and spread out the displays making up a showing in well-traveled areas to reach a wide audience in the particular market.

In addition to the traditional displays described above, we also rent digital billboards. Digital billboards are large electronic light emitting diode (“LED”) displays (the most common sizes are fourteen feet high by forty feet wide, or 560 square feet; ten and a half feet high by thirty six feet wide, or 378 square feet; and ten feet high by twenty-one feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds. At December 31, 2015, we operated approximately 2,300 digital billboards in various markets, which represents approximately 19% of billboard advertising net revenue.

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

Logo Sign Advertising

We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 23 of the 26 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2015, we operated over 41,900 logo sign structures containing approximately 134,000 logo advertising displays in the United States and Canada.

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

State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the Company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our 24 logo sign contracts in place, in the United States and Canada, at December 31, 2015, five are subject to renewal in 2016.

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

Transit Advertising

We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. Transit contracts are generally with the local municipalities and airport authorities and allow us the exclusive right to rent advertising space to customers, in airports and on buses, benches or shelters. The terms of the contracts vary but generally range between 3-15 years, many with renewable options for contract extension. We rent transit advertising displays in airport terminals and on bus shelters, benches and buses in approximately 75 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising tenants. As of December 31, 2015, we operated over 42,000 transit advertising displays in 18 states, Canada and Puerto Rico.

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

Although we primarily focus on small to mid-size markets where we can attain a strong market share, in each of our markets, we compete against other providers of outdoor advertising and other types of media, including:

•	Larger outdoor advertising providers, such as (i) Clear Channel Outdoor Holdings, Inc., which operates billboards, street furniture displays, transit displays and other out-of-home advertising displays and (ii) Outfront Media, Inc. (formerly CBS Outdoor), which operates traditional outdoor, street furniture and transit advertising properties. Clear Channel Outdoor and Outfront Media each have corporate relationships with large media conglomerates and may have greater total resources, product offerings and opportunities for cross-selling than we do.

•	Broadcast and cable television, radio, print media, direct mail marketing, the internet, social media and applications used in conjunction with wireless devices.

•	An increasing variety of out-of-home advertising media, such as advertising displays in shopping centers, malls, airports, stadiums, movie theaters, supermarkets and advertising displays on taxis, trains and buses.

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

	Percentage of Revenues for the year ended, December 31, 2015					Number of Displays for the year ended, December 31, 2015
Market	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Percentage of Total Displays
New York, NY	3.9%	1.1%	0.0%	0.0%	3.0%	1,323	18	—	—	1,341	0.4%
Pittsburgh, PA	2.5%	4.1%	2.3%	0.0%	2.6%	3,163	51	815	—	4,029	1.3%
Gary, IN	1.9%	3.7%	0.0%	0.0%	2.0%	1,804	109	—	—	1,913	0.6%
Las Vegas, NV	1.8%	2.9%	3.3%	0.0%	2.0%	875	37	1,211	—	2,123	0.7%
San Bernardino, CA	1.9%	2.0%	1.7%	0.0%	1.8%	922	19	1,207	—	2,148	0.7%
Oklahoma City, OK	1.9%	1.5%	0.0%	0.0%	1.6%	2,470	29	—	—	2,499	0.8%
Richmond, VA	1.5%	1.9%	0.0%	0.0%	1.4%	1,357	34	—	—	1,391	0.4%
Hartford, CT	1.4%	1.9%	0.1%	0.0%	1.3%	982	19	100	—	1,101	0.3%
Vancouver, Canada	0.0%	0.0%	20.5%	0.0%	1.3%	—	—	5,922	—	5,922	1.9%
Nashville, TN	1.3%	1.9%	0.0%	0.0%	1.3%	1,764	38	—	—	1,802	0.6%
Dallas, TX	1.6%	0.7%	0.0%	0.0%	1.3%	1,171	11	—	—	1,182	0.4%
Knoxville, TN	1.6%	0.5%	0.0%	0.0%	1.2%	2,020	11	—	—	2,031	0.7%
Birmingham, AL	1.4%	1.6%	0.0%	0.0%	1.2%	1,660	25	—	—	1,685	0.5%
Buffalo, NY	1.2%	1.1%	3.6%	0.0%	1.2%	971	20	1,716	—	2,707	0.9%
Cincinnati, OH	1.1%	2.6%	0.0%	0.0%	1.2%	1,246	31	—	—	1,277	0.4%
Baton Rouge, LA	1.3%	1.5%	0.0%	0.0%	1.2%	1,562	37	—	—	1,599	0.5%
Atlanta, GA	1.1%	2.2%	0.0%	0.0%	1.1%	806	40	—	—	846	0.3%
Austin, TX	1.5%	0.6%	0.0%	0.0%	1.1%	935	5	—	—	940	0.3%
Gulfport, MS	1.3%	0.9%	0.0%	0.0%	1.0%	1,023	18	—	—	1,041	0.3%
Providence, RI	1.0%	1.6%	1.1%	0.0%	1.0%	611	26	660	—	1,297	0.4%
Tulsa, OK	1.1%	1.5%	0.0%	0.0%	1.0%	1,766	24	—	—	1,790	0.6%
All US Logo Programs	0.0%	0.0%	0.0%	93.7%	5.6%	—	—	—	129,493	129,493	40.1%
All Other United States and Puerto Rico	67.6%	64.1%	55.7%	0.0%	62.4%	112,864	1,682	26,052	—	140,598	44.0%
All Other Canada	0.1%	0.1%	11.7%	6.3%	1.2%	151	2	4,390	4,679	9,222	2.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	141,446	2,286	42,073	134,172	319,977	100.0%
Total Revenue (in millions)	$958.6	$228.3	$91.7	$74.8	$1,353.4

TAXABLE REIT SUBSIDIARIES

We hold and operate certain of our assets that cannot be held and operated directly by a REIT through taxable REIT subsidiaries, or TRSs. A TRS is a subsidiary of a REIT that pays corporate taxes on its taxable income. The assets held in our TRSs primarily consist of our transit advertising business, advertising services business and our foreign operations in Canada and Puerto Rico. Our TRS assets and operations will continue to be subject, as applicable, to U.S. federal and state corporate income taxes. Furthermore, our assets and operations outside the United States will continue to be subject to foreign taxes in the jurisdictions in which those assets and operations are located. Net income from our TRSs will either be retained by our TRSs and used to fund their operations, or distributed to us, where it will be reinvested in our business or be available for distribution to Lamar Advertising’s stockholders. As of December 31, 2015, the annual revenue generated by our TRSs in the aggregate was approximately $232 million.

ADVERTISING TENANTS

Our tenant base is diverse. The table below sets forth the ten industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2015, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 78% of our billboard advertising net revenues in the year ended December 31, 2015. No individual tenant accounted for more than 1.0% of our billboard advertising net revenues in that period.

Categories	Percentage of Net Billboard Advertising Revenues
Restaurants	13%
Service	11%
Health Care	11%
Retailers	10%
Amusement — Entertainment/Sports	7%
Automotive	6%
Gaming	5%
Education	5%
Financial — Banks, Credit Unions	4%
Telecommunications	3%
Real Estate	3%

78%

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

We have also introduced and intend to continue to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change every 6 to 8 seconds. We have encountered some existing regulations that restrict or prohibit these types of digital displays but it has not yet materially impacted our digital deployment. Since digital billboards have only recently been developed and introduced into the market on a large scale, existing regulations that currently do not apply to them by their terms could be revised to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

In January 2013, Scenic America, Inc., a nonprofit membership organization, filed a lawsuit against the U.S. Department of Transportation (USDOT) and the Federal Highway Administration (FHWA). The complaint alleged that (i) the FHWA exceeded its authority when the agency issued the 2007 Guidance to assist its division offices in evaluating state regulations that authorize the construction and operation of digital billboards that are in conformance with restrictions on “intermittent”, “flashing” or “moving” lights, which restrictions are contained in the individual Federal/State Agreements that implement the provisions of the HBA and in issuing the 2007 Guidance, the FHWA violated the Administrative Procedures Act (APA) by not first engaging in formal rulemaking, (ii) the 2007 Guidance violated the HBA because it adopted “a new lighting standard” without first amending the provisions of the Federal/State Agreements and (iii) the 2007 Guidance violates the HBA (the “2007 Guidance”) because digital billboards are themselves “inconsistent with customary use” of outdoor advertising, as that term is used in the HBA. As the principal remedy for these alleged violations, the complaint sought an injunction vacating the 2007 Guidance. On June 20, 2014, the U.S. District Court for the District of Columbia dismissed all challenges made by Scenic America to the 2007 Guidance finding that (i) the 2007 Guidance was an interpretive and not a substantive rule and, therefore, did not violate the APA, (ii) the 2007 Guidance did not infringe on the Federal/State Agreements and (iii) the 2007 Guidance is consistent with “customary use” and, therefore, did not violate the HBA. Scenic America filed a notice of appeal from the District Court’s judgment to the D.C. Circuit Court of Appeals on August 7, 2014. This appeal is pending as of February 23, 2016.

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

REAL ESTATE PORTFOLIO

Our management headquarters is located in Baton Rouge, Louisiana. We also own 117 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, we lease an additional 127 operating facilities at an aggregate lease expense for 2015 of approximately $7.6 million.

We own approximately 7,100 parcels of property beneath our advertising displays. As of December 31, 2015, we leased over 75,000 outdoor sites, accounting for an annualized lease expense of approximately $225.7 million. This amount represented approximately 19% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide us with renewal options. Our lease agreements generally permit us to use the land for the construction, repair and relocation of outdoor advertising displays, including all rights necessary to access and maintain the site. Approximately 64% of our leases will expire or be subject to renewal in the next 5 years, 13% will expire or be subject to renewal in 6 to 10 years and 23% thereafter. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

The following table illustrates the number of leased and owned sites by state as of December 31, 2015, which is sorted from greatest to least in number and percentage of leased sites. States in which we lease less than 2% of our portfolio are grouped in the category “All Other States”.

State	# of billboard leased sites	% of total	# of owned billboard sites	% of total
Pennsylvania	6,431	8.6%	1,176	16.4%
Texas	6,324	8.4%	643	9.0%
California	5,024	6.7%	128	1.8%
Ohio	3,778	5.0%	372	5.2%
Louisiana	3,666	4.9%	457	6.4%
Alabama	3,484	4.6%	462	6.4%
Florida	3,163	4.2%	400	5.5%
Tennessee	3,119	4.2%	270	3.8%
North Carolina	2,932	3.9%	136	1.9%
New York	2,652	3.5%	188	2.6%
Missouri	2,473	3.3%	229	3.2%
Wisconsin	2,374	3.2%	270	3.8%
Mississippi	2,257	3.0%	315	4.3%
Indiana	2,222	3.0%	247	3.4%
Georgia	2,220	3.0%	179	2.5%
Michigan	2,019	2.7%	194	2.7%
Oklahoma	1,958	2.6%	112	1.6%
Virginia	1,829	2.4%	126	1.7%
All Other States	17,075	22.8%	1,279	17.8%

	75,000	100%	7,183	100%

CONTRACT EXPIRATIONS

We derive revenues primarily from renting advertising space to customers on our advertising displays. Our contracts with customers generally cover periods ranging from one week to one year and are generally billed every four weeks. Since contract terms are short-term in nature, we do not consider revenues by year of contract expiration to be meaningful.

EMPLOYEES

We employed approximately 3,200 people as of December 31, 2015. Approximately 225 employees were engaged in overall management and general administration at our management headquarters in Baton Rouge, Louisiana, and the remainder, including approximately 890 local account executives were employed in our operating offices.

Thirteen of our local offices employ billposters and construction personnel who are covered by collective bargaining agreements. We believe that our relationship with our employees, including our 107 unionized employees, is good, and we have never experienced a strike or work stoppage.

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

The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2015, Lamar Advertising Company’s wholly owned subsidiary, Lamar Media, had approximately $1.92 billion of total debt outstanding, consisting of approximately $373.8 million in bank debt outstanding under Lamar Media’s senior credit facility, $1.0 billion in various series of senior subordinated notes and $510 million in senior notes. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility allow Lamar Media to incur substantially more debt, including approximately $291.1 million available for borrowing as of December 31, 2015 under the revolving senior credit facility. In January 2016, Lamar Media entered into an incremental term loan agreement under its senior credit facility and borrowed $300 million to fund acquisition activity. This term loan was subsequently repaid with the proceeds of Lamar Media’s issuance of $400 million in senior notes in January 2016.

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

At December 31, 2015, the terms of Lamar Media’s senior credit facility also restrict the Company from exceeding a specified senior debt ratio. Lamar Media is also subject to certain other financial covenants relating to the incurrence of additional debt. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of the specific financial ratio requirements under the senior credit facility.

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

The Company is currently in compliance with all financial covenants. However, if in the future there are economic declines the Company can make no assurance that these declines will not negatively impact the Company’s financial results and, in turn, its ability to meet these financial covenant requirements. If Lamar Media fails to comply with its financial covenants, the lenders under the senior credit facility could accelerate all of the debt outstanding, which would create serious financial problems and could lead to a default under the indentures governing Lamar Media’s outstanding notes. Any of these events could adversely affect the Company’s business, financial condition and financial results.

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

The Company has historically grown through acquisitions. During the year ended December 31, 2015, we completed acquisitions for a total cash purchase price of approximately $153.9 million.    In addition, in January 2016, the Company acquired assets in five markets from Clear Channel Outdoor Holdings, Inc. for an aggregate cash purchase price of approximately $458.5 million. We intend to continue to evaluate strategic acquisition opportunities as they arise.

The future success of our acquisition strategy could be adversely affected by many factors, including the following:

•	the pool of suitable acquisition candidates is dwindling, and we may have a more difficult time negotiating acquisitions on favorable terms;

•	we may face increased competition for acquisition candidates from other outdoor advertising companies, some of which have greater financial resources than we do, which may result in higher prices for those businesses and assets;

•	we may not have access to the capital needed to finance potential acquisitions and may be unable to obtain any required consents from our current lenders to obtain alternate financing;

•	compliance with REIT requirements may hinder our ability to make certain investments and may limit our acquisition opportunities;

•	we may be unable to integrate acquired businesses and assets effectively with our existing operations and systems as a result of unforeseen difficulties that could divert significant time, attention and effort from management that could otherwise be directed at developing existing business;

•	we may be unable to retain key personnel of acquired businesses;

•	we may not realize the benefits and cost savings anticipated in our acquisitions; and

•	as the industry consolidates further, larger mergers and acquisitions may face substantial scrutiny under antitrust laws.

These obstacles to our opportunistic acquisition strategy may have an adverse effect on our future financial results.

The Company could suffer losses due to asset impairment charges for goodwill and other intangible assets.

The Company tested goodwill for impairment on December 31, 2015. Based on the Company’s review at December 31, 2015, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or both of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350 “Goodwill and Other Intangible Assets” and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.

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

Federal law, principally the Highway Beautification Act of 1965, or the HBA, regulates outdoor advertising on Federal — Aid Primary, Interstate and National Highway Systems roads. The HBA requires states, through the adoption of individual Federal/State Agreements, to “effectively control” outdoor advertising along these roads, and mandates a state compliance program and state standards regarding size, spacing and lighting. The HBA requires any state or political subdivision that compels the removal of a lawful billboard along a Federal — Aid Primary or Interstate highway to pay just compensation to the billboard owner.

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

In January 2013, Scenic America, Inc., a nonprofit membership organization, filed a lawsuit against the U.S. Department of Transportation (“USDOT”) and the Federal Highway Administration. The complaint alleged that (i) the FHWA exceeded its authority when the agency issued the 2007 Guidance to assist its division offices in evaluating state regulations that authorize the construction and operation of digital billboards that are in conformance with restrictions on “intermittent”, “flashing” or “moving” lights, which restrictions are contained in the individual Federal/State Agreements that implement the provisions of the HBA (the “2007 Guidance”) and that in issuing the 2007 Guidance, the FHWA violated the Administrative Procedures Act by not first engaging in formal rulemaking, (ii) the 2007 Guidance violated the HBA because it adopted “a new lighting standard” without first amending the provisions of the Federal/State Agreements and (iii) the 2007 Guidance violated the HBA because digital billboards are themselves “inconsistent with customary use” of outdoor advertising, as that term is used in the HBA. As the principal remedy for these alleged violations, the complaint sought an injunction vacating the 2007 Guidance. On June 20, 2014, the U.S. District Court for the District of Columbia dismissed all challenges made by Scenic America to the 2007 Guidance finding that (i) the 2007 Guidance was an interpretive and not a substantive rule and, therefore, did not violate the APA, (ii) the 2007 Guidance did not infringe on the Federal/State Agreements and (iii) the 2007 Guidance is consistent with “customary use” and, therefore, did not violate the HBA. Scenic America filed a notice of appeal from the District Court’s judgment to the D.C. Circuit Court of Appeals on August 7, 2014. This appeal is pending as of February 23, 2016.

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

In 2015, the Company generated approximately 6% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against other national and local logo sign providers. A logo sign provider incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the logo sign provider for early termination. At the end of the contract term, the logo sign provider transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.

Of the Company’s 23 logo sign contracts in place at December 31, 2015, five are subject to renewal in 2016. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.

The Company is controlled by significant stockholders who have the power to determine the outcome of all matters submitted to the stockholders for approval and whose interest in the Company may be different than yours.

As of December 31, 2015, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Chairman and President, and Sean Reilly, the Company’s Chief Executive Officer, and their affiliates, owned in the aggregate approximately 16% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented approximately 65% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family and their affiliates the power to:

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

Lamar Advertising elected to qualify as a REIT for U.S. federal income tax purposes starting with its taxable year ended December 31, 2014. REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, (the “Code”) to Lamar Advertising’s assets and operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although Lamar Advertising plans to operate in a manner consistent with the REIT qualification, the Company cannot assure you that it will so qualify or remain so qualified. Lamar Media is treated as a qualified REIT subsidiary of Lamar Advertising that is disregarded as separate from its parent REIT for U.S. federal income tax purposes.

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

Any such corporate tax liability could be substantial and would reduce the amount of cash available for required distribution to Lamar Advertising’s stockholders, may require it to borrow funds (under Lamar Media’s senior credit facility or otherwise) or liquidate some investments to pay any such additional tax liability. This adverse impact could last for five or more years because, unless it is entitled to relief under certain statutory provisions, it will be taxable as a corporation, beginning in the year in which the failure occurs, and it will not be allowed to re-elect to be taxed as a REIT for the following four years.

Even it if qualifies as a REIT, certain of Lamar Advertising’s business activities will be subject to U.S. and foreign taxes on its income and assets, which will continue to reduce its cash flows, and it will have potential deferred and contingent tax liabilities.

Even if it qualifies as a REIT, Lamar Advertising may be subject to certain U.S. federal, state and local taxes and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, the Company could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT.

In order to maintain its qualification as a REIT, the Company holds certain of its non-qualifying REIT assets and receives certain non-qualifying items of income through one or more TRSs. These non-qualifying REIT assets consist principally of the Company’s advertising services business and its transit advertising business. Those TRS assets and operations will continue to be subject, as applicable, to U.S. federal and state corporate income taxes. Furthermore, the Company’s assets and operations outside the United States are subject to foreign taxes in the jurisdictions in which those assets and operations are located. In addition, the Company may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease the Company’s earnings and its cash available for distributions to stockholders.

The Company will also be subject to a U.S. federal income tax at the highest regular corporate rate (currently 35%) on all or a portion of the gain recognized from a sale of assets occurring within a specified period (currently, five years) after the effective date of our REIT conversion, to the extent of the built-in gain based on the fair market value of those assets held by the Company on the effective date of REIT conversion in excess of the Company’s then tax basis in those assets. Since the Company elected REIT status for the taxable year ending December 31, 2014, the tax on subsequently sold assets will be based on the fair market value and built-in gains of those assets as of January 1, 2014. The same rules apply to any assets we acquire from a “C” corporation in a carry-over basis transaction with built-in gain at the time of the acquisition by us. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. The Company currently does not expect to sell any asset if the sale would result in the imposition of a material tax liability. It cannot, however, assure you that the Company will not change its plans in this regard.

In addition, the IRS and any state or local tax authority may successfully assert liabilities against the Company for corporate income taxes for taxable years of Lamar Advertising prior to the effective time of the REIT election, in which case the Company will owe these taxes plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in non-REIT accumulated earnings and profits which could cause the Company to pay taxable distributions to its stockholders after the relevant determination.

Failure to make sufficient distributions would jeopardize Lamar Advertising’s qualification as a REIT and/or would subject it to U.S. federal income and excise taxes.

As a REIT, Lamar Advertising is required to distribute to its stockholders with respect to each taxable year at least 90% of its taxable income (net of any available net operating loss carry forwards) in order to qualify as a REIT, and 100% of its taxable income (net of any available net operating loss carry forwards) in order to avoid U.S. federal income and excise taxes. For these purposes, Lamar Advertising’s subsidiaries that are not TRSs, including Lamar Media, will be treated as part of the REIT and therefore Lamar Advertising also will be required to distribute out their taxable income.

Because the REIT distribution requirements will prevent us from retaining earnings, we may be required to refinance debt at maturity with additional debt or equity, which may not be available on acceptable terms, or at all.

Covenants specified in our existing and future debt instruments may limit Lamar Advertising’s ability to make required REIT distributions.

Lamar Media’s senior credit facility and the indentures relating to Lamar Media’s outstanding notes contain certain covenants that could limit Lamar Advertising’s distributions to its stockholders. If these limits prevent Lamar Advertising from satisfying its REIT distribution requirements, it could fail to qualify for taxation as a REIT. If these limits do not jeopardize its qualification for taxation as a REIT but do nevertheless prevent it from distributing 100% of its REIT taxable income, it will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

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

Lamar Advertising has limited experience operating as a REIT, which may adversely affect its financial condition, results of operations, cash flow, per share trading price of Lamar Class A common stock and ability to satisfy debt service obligations.

Lamar Advertising elected to qualify as a REIT for the taxable year ended December 31, 2014 and, therefore, has limited operating history as a REIT. In addition, its senior management team has limited experience operating a REIT. The Company cannot assure you that its management’s past experience will be sufficient to operate the Company successfully as a REIT. Failure to maintain REIT status could adversely affect Lamar Advertising’s and its subsidiaries’ financial condition, results of operations, cash flow, per share trading price of Lamar Advertising’s Class A common stock and ability to satisfy debt service obligations.

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

At any time, the U.S. federal income tax laws governing REITs or the administrative and judicial interpretations of those laws may be amended or interpreted in a different manner. Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the U.S. Department of the Treasury, and state taxing authorities. Changes to the tax laws, regulations and administrative and judicial interpretations, which may have retroactive application, could adversely affect Lamar Advertising and its subsidiaries. The Company cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations and administrative and judicial interpretations applicable to Lamar Advertising may be changed. Accordingly, the Company cannot assure you that any such change will not significantly affect Lamar Advertising’s ability to qualify for taxation as a REIT or the federal income tax consequences to it of such qualification.

The ability of the board of directors of Lamar Advertising to revoke its REIT election, without stockholder approval, may cause adverse consequences to its stockholders.

The Lamar Advertising charter provides that the board of directors may revoke or otherwise terminate the REIT election, without the approval of its stockholders, if the board determines that it is no longer in the Company’s best interest to continue to qualify as a REIT. If the Company ceases to be a REIT, it will be subject to federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on its total return to its stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our management headquarters is located in Baton Rouge, Louisiana. We also own 117 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 127 operating facilities at an aggregate lease expense for 2015 of approximately $7.6 million.

We own approximately 7,100 parcels of property beneath our outdoor advertising structures. As of December 31, 2015, we leased approximately 75,000 active outdoor sites, accounting for a total annual lease expense of approximately $225.7 million. This amount represented approximately 19% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

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

The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the NASDAQ Global Select Market under the symbol “LAMR.” As of December 31, 2015, the Class A common stock was held by 142 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.

The following table sets forth, for the periods indicated, the high and low sales prices for the Class A common stock:

	High	Low
Year ended December 31, 2015
First Quarter	$59.78	$52.71
Second Quarter	$61.73	$56.93
Third Quarter	$60.89	$51.03
Fourth Quarter	$60.76	$51.36
Year ended December 31, 2014
First Quarter	$54.12	$46.79
Second Quarter	$54.48	$47.37
Third Quarter	$53.47	$48.37
Fourth Quarter	$55.14	$43.39

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

Dividends

As a REIT, we must annually distribute to our common stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income to avoid being subject to income tax or excise tax on undistributed REIT taxable income. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

During the years ended December 31, 2015 and 2014, we declared and paid the following regular cash distributions to the holders of our Class A and Class B common stock:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
February 27, 2015	March 31, 2015	March 17, 2015	$0.68	$65.2
May 28, 2015	June 30, 2015	June 16, 2015	$0.69	$66.6
September 1, 2015	September 30, 2015	September 16, 2015	$0.69	$66.6
December 9, 2015	December 30, 2015	December 21, 2015	$0.69	$66.7

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
May 21, 2014	June 30, 2014	June 1, 2014	$0.83	$79.0
August 26, 2014	September 30,2014	September 22, 2014	$0.83	$79.2
December 11, 2014	December 30, 2014	December 22, 2014	$0.84	$80.2

During the year ended December 31, 2013, there were no dividends declared on its common stock.

Issuer Purchases of Equity Securities

On December 11, 2014, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $250 million of the Company’s Class A common stock. The stock repurchase program will expire on June 30, 2016 unless extended by the Board of Directors.

The following table sets forth the Company’s repurchases of its securities during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2015	—	$—	—	$250,000,000
November 1 through November 30, 2015	—	—	—	250,000,000
December 1 through December 31, 2015	—	—	—	250,000,000

ITEM 6.	SELECTED FINANCIAL DATA

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

	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Statement of Operations Data:
Net revenues	$1,353,396	$1,287,060	$1,245,842	$1,179,736	$1,130,714

Operating expenses:
Direct advertising expenses	473,760	453,269	436,844	418,538	409,052
General and administrative expenses	313,941	299,878	288,786	264,406	248,970
Depreciation and amortization	191,433	258,435	300,579	296,083	299,639
Gain on disposition of assets	(8,765)	(3,192)	(3,804)	(13,817)	(10,548)

Total operating expenses	970,369	1,008,390	1,022,405	965,210	947,113

Operating income	383,027	278,670	223,437	214,526	183,601

Other expense (income):
Loss on extinguishment of debt	—	26,023	14,345	41,632	677
Other-than-temporary impairment of investment	—	4,069	—	—	—
Interest income	(34)	(102)	(165)	(331)	(569)
Interest expense	98,433	105,254	146,277	157,093	171,093

Total other expense	98,399	135,244	160,457	198,394	171,201

Income before income taxes	284,628	143,426	62,980	16,132	12,400
Income tax expense (benefit)	22,058	(110,092)	22,841	8,242	5,542

Net income	262,570	253,518	40,139	7,890	6,858
Preferred stock dividends	365	365	365	365	365

Net income applicable to common stock	$262,205	$253,153	$39,774	$7,525	$6,493

Net income per share basic and diluted	$2.72	$2.66	$0.42	$0.08	$0.07

Cash dividends declared per common share	$2.75	$2.50	$—	$—	$—

Statement of Cash Flow Data:
Cash flows provided by operating activities	$477,650	$452,529	$394,705	$375,909	$318,821
Cash flows used in investing activities	$253,880	$163,997	$191,869	$303,399	$117,255
Cash flows used in financing activities	$224,808	$294,315	$227,195	$47,417	$259,442
Balance Sheet Data(1)
Cash and cash equivalents	$22,327	$26,035	$33,212	$58,911	$33,503
Working capital	40,079	47,803	36,705	82,127	76,795
Total assets	3,391,778	3,318,818	3,401,618	3,514,030	3,427,353
Total debt (including current maturities)	1,919,484	1,899,895	1,938,802	2,160,854	2,158,528
Total long-term obligations	2,129,066	2,112,011	2,223,319	2,433,297	2,419,802
Stockholders’ equity	1,021,059	981,466	932,946	861,625	827,721

(1)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2015, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

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

Historically, the Company made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources” below. During the year ended December 31, 2015, the Company completed acquisitions for a total cash purchase price of approximately $153.9 million. In addition, in January 2016, the Company acquired five new markets from Clear Channel Outdoor Holdings, Inc. for a cash purchase price of approximately $458.5 million.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past three years:

	2015	2014	2013
	(In thousands)
Billboard — Traditional	$32,283	$25,829	$21,295
Billboard — Digital	49,531	53,536	50,233
Logos	9,420	9,747	11,182
Transit	510	425	168
Land and buildings	10,629	8,668	9,471
PP&E	8,052	9,368	13,301

Total capital expenditures	$110,425	$107,573	$105,650

We expect our 2016 capital expenditures to approximate our 2015 spending.

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

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	35.0	35.2	35.1
General and administrative expenses	17.9	17.9	18.6
Corporate expenses	5.3	5.4	4.6
Depreciation and amortization	14.1	20.1	24.1
Operating income	28.3	21.7	17.9
Loss on extinguishment of debt	—	2.0	1.2
Interest expense	7.3	8.2	11.7
Income tax expense (benefit)	1.6	(8.6)	1.8
Net income	19.4	19.7	3.2

Year ended December 31, 2015 compared to Year ended December 31, 2014

Net revenues increased $66.3 million or 5.2% to $1.35 billion for the year ended December 31, 2015 from $1.29 billion for the same period in 2014. This increase was attributable primarily to an increase in billboard net revenues of $47.7 million or 4.2% over the prior period, which is primarily related to an increase in billboard panels through acquisitions in 2014 and 2015 as well as the addition of approximately 175 digital panels during the year, an increase in logo sign revenue of $3.5 million, which represents an increase of 5.0% over the prior period and a $15.2 million increase in transit revenue, which represents an increase of 19.8% over the prior period. The increase in transit revenue primarily resulted from the addition of 14 transit markets, which included 11 airport markets.

For the year ended December 31, 2015, there was a $39.4 million increase in net revenues as compared to acquisition-adjusted net revenue for the year ended December 31, 2014. The $39.4 million increase in revenue primarily consists of a $31.6 million increase in billboard revenue, a $2.8 million increase in logo revenue and a $4.9 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2014. The increase in revenue represents an increase of 3.0% over the comparable period in 2014. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $34.6 million or 4.6% to $787.7 million for the year ended December 31, 2015. Operating expenses related to the operations of our outdoor advertising assets increased $31.9 million and corporate expenses increased $2.7 million.

Depreciation and amortization expense decreased $67.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to a portion of our digital and traditional billboard structures being fully depreciated as well as our change to the straight-line method of depreciation effective January 1, 2015.

Gain on disposition of assets for the year ended December 31, 2015 increased $5.6 million over the same period in 2014 primarily due to a $4.3 million non-cash gain resulting from an exchange of outdoor advertising assets in the period.

Due primarily to the above factors, operating income increased $104.4 million to $383.0 million for the year ended December 31, 2015 compared to $278.7 million for the same period in 2014.

The Company did not have any financing transactions during the year ended December 31, 2015. However, during the year ended December 31, 2014, the Company recognized a loss on debt extinguishment of $26.0 million related to the redemption of Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”) and the amendment of its senior credit facility. Approximately $10.3 million of the loss was a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the then existing senior credit facility and the 7 7/8% Notes.

Interest expense decreased approximately $6.8 million from $105.3 million for the year ended December 31, 2014 to $98.4 million for the year ended December 31, 2015, primarily resulting from the Company’s April 2014 refinancing of the 7 7/8% Notes. See —“Uses of Cash — Tender Offers and Debt Repayment” for more information.

The increase in operating income and decrease in interest expense, and the decreases in other-than-temporary impairment of investments and loss on debt extinguishment over the comparable period in 2014, resulted in a $141.2 million increase in net income before income taxes. The Company recognized $22.1 million in income tax expense for the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2015 is approximately 7.7%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the year ended December 31, 2015 of $262.6 million, as compared to net income of $253.5 million for the same period in 2014.

Reconciliations:

Because acquisitions occurring after December 31, 2013 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2014 acquisition-adjusted net revenue, which adjusts our 2014 net revenue for the year ended December 31, 2014 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2015.

Reconciliations of 2014 reported net revenue to 2014 acquisition-adjusted net revenue for the year ended December 31, 2014 as well as a comparison of 2014 acquisition-adjusted net revenue to 2015 reported net revenue for the year ended December 31, 2015, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2015	2014
	(in thousands)
Reported net revenue	$1,353,396	$1,287,060
Acquisition net revenue	—	26,943

Adjusted totals	$1,353,396	$1,314,003

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Net income	$262,570	$253,518	$9,052	3.6%
Income tax expense (benefit)	22,058	(110,092)	132,150
Loss on other-than-temporary impairment of investment	—	4,069	(4,069)
Loss on extinguishment of debt	—	26,023	(26,023)
Interest expense (income), net	98,399	105,152	(6,753)
Gain on disposition of assets	(8,765)	(3,192)	(5,573)
Depreciation and amortization	191,433	258,435	(67,002)
Stock-based compensation expense	25,890	24,120	1,770

Adjusted EBITDA	$591,585	$558,033	$33,552	6.0%

Adjusted EBITDA for the year ended December 31, 2015 increased 6.0% to $591.6 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $45.8 million, and was partially offset by an increase in general administrative and corporate expenses of $12.3 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Net income	$262,570	$253,518	$9,052	3.6%
Depreciation and amortization related to real estate	176,132	241,294	(65,162)
Gain from sale or disposal of real estate	(8,467)	(2,681)	(5,786)
One time adjustment to taxes related to REIT conversion	—	(120,081)	120,081
Adjustments for unconsolidated affiliates and non-controlling interest	631	695	(64)

FFO	$430,866	$372,745	$58,121	15.6%

Straight line (income) expense	463	(841)	1,304
Stock-based compensation expense	25,890	24,120	1,770
Non-cash portion of tax provision	11,099	(2,056)	13,155
Non-real estate related depreciation and amortization	15,301	17,141	(1,840)
Amortization of deferred financing costs	4,682	4,777	(95)
Loss on other-than-temporary impairment of investment	—	4,069	(4,069)
Loss on extinguishment of debt	—	26,023	(26,023)
Capital expenditures – maintenance	(45,605)	(56,820)	11,215
Adjustments for unconsolidated affiliates and non-controlling interest	(631)	(695)	64

AFFO	$442,065	$388,463	$53,602	13.8%

FFO for the year ended December 31, 2015 was $430.9 million as compared to FFO of $372.7 million for the same period in 2014. AFFO for the year ended December 31, 2015 increased 13.8% to $442.1 million as compared to $388.5 million for the same period in 2014. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) and decrease in interest expense, partially offset by increases in general and administrative expenses and corporate expenses.

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

Reconciliations of 2013 reported net revenue to 2013 acquisition-adjusted net revenue for the year ended December 31, 2013 as well as a comparison of 2013 acquisition-adjusted net revenue to 2014 reported net revenue for the year ended December 31, 2014, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2014	2013
	(in thousands)
Reported net revenue	$1,287,060	$1,245,842
Acquisition net revenue	—	12,641

Adjusted totals	$1,287,060	$1,258,483

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2014	2013	(Decrease)	(Decrease)
Net income	$253,518	$40,139	$213,379	531.6%
Income tax (benefit) expense	(110,092)	22,841	(132,933)
Loss on other-than-temporary impairment of investment	4,069	—	4,069
Loss on extinguishment of debt	26,023	14,345	11,678
Interest expense (income), net	105,152	146,112	(40,960)
Gain on disposition of assets	(3,192)	(3,804)	612
Depreciation and amortization	258,435	300,579	(42,144)
Stock-based compensation expense	24,120	24,936	(816)

Adjusted EBITDA	$558,033	$545,148	$12,885	2.4%

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

Sources of Cash

Total Liquidity at December 31, 2015. As of December 31, 2015 we had approximately $313.4 million of total liquidity, which is comprised of approximately $22.3 million in cash and cash equivalents and approximately $291.1 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility, and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the years ended December 31, 2015, 2014 and 2013 our cash provided by operating activities was $477.7 million, $452.5 million and $394.7 million, respectively. The increase in cash provided by operating activities for the year ended December 31, 2015 over the same period in 2014 relates to an increase in revenues partially offset by an increase in operating expenses, excluding depreciation and amortization. We generated cash flows from operations during 2015 in excess of our cash needs for operations and capital expenditures as described herein. We used the excess cash generated principally to pay dividends, reduce our outstanding indebtedness and fund our acquisitions. See — “Cash Flows” for more information.

Credit Facilities. On January 7, 2016, Lamar Media entered into Incremental Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of February 3, 2014 with the Company, certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. The Incremental Amendment established a $300 million Term A-1 loan as a new class of incremental term loan. Lamar Media borrowed the $300 million in Term A-1 loans on January 7, 2016. The term A-1 loan was repaid in full with the proceeds of an intuitional private placement of senior notes on January 28, 2016. See—“Sources of Cash-Note Offerings” for more information.

Lamar Media’s Second Amended and Restated Credit Agreement dated as of February 3, 2014 and subsequently amended on April 18, 2014 (as so amended, the “senior credit facility”) currently consists of a $400 million revolving credit facility, a $300 million Term A loan facility (the “Term A Loans”) and a $500 million incremental facility. Lamar Media is the borrower under the senior credit facility and may also from time to time designate wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility. The availability under the incremental facility was reduced to $200 million following the Term A-1 loan borrowing discussed above. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

As of December 31, 2015, Lamar Media had approximately $291.1 million of unused capacity under the revolving credit facility included in the senior credit facility and the aggregate balance outstanding under the senior credit facility was $373.8 million.

Note Offerings. On January 28, 2016, Lamar Media completed an institutional private placement of $400 million aggregate principal amount of its 5 3/4% Senior Notes due 2026. The institutional private placement resulted in net proceeds to Lamar Media, after payment of fees and expenses of approximately $394.5 million. Lamar Media used the proceeds of this offering to repay the $300 million term A-1 loan, which it borrowed on January 7, 2016 in order to fund the acquisition of certain assets of Clear Channel Outdoor Holdings, Inc., and a portion of the borrowing outstanding under its revolving credit facility.

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

Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding $500 million 5 7/8% Senior Subordinated Notes issued in February 2012 (the “5 7/8% Senior Subordinated Notes”), $535 million 5% Senior Subordinated Notes issued in October 2012 (the “5% Senior Subordinated Notes”), $510 million 5 3/8% Senior Notes issued in January 2014 (the “5 3/8% Senior Notes”) and the $400 million 5 3/4% Senior Notes issued January 2016 (the “5 3/4% Senior Notes”).

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At December 31, 2015, and currently, we were in compliance with all such tests under the senior credit facility.

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

The Company believes that its current level of cash on hand, availability under the senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2016. All debt obligations are reflected on the Company’s balance sheet.

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $110.4 million for the year ended December 31, 2015. We anticipate our 2016 total capital expenditures will closely approximate our 2015 spending.

Acquisitions. During the year ended December 31, 2015, the Company financed its acquisition activity of approximately $153.9 million with cash on hand.

On January 7, 2016, the Company acquired the assets in five U.S. markets from Clear Channel Outdoor Holdings, Inc. for an aggregate cash purchase price of approximately $458.5 million. The cash purchase price was funded using borrowings from the Company’s revolving credit facility of $160 million and $300 million in borrowings under a Term A-1 incremental loan facility funded by JPMorgan Chase Bank, N.A. The Term A-1 loan and a portion of the borrowing under the revolving credit facility were subsequently paid off on January 28, 2016 using the net proceeds from Lamar Media’s issuance of $400 million in aggregate principal amount 5 3/4% Senior Notes. See—“Sources of Cash-Note Offerings” for more information.

Stock Repurchase Program. On December 11, 2014, the Company announced that its Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A common stock. There were no repurchases under the repurchase program for the years ended December 31, 2015 and 2014.

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

Term A Loans. The Term A Loans mature on February 2, 2019 The $373.8 million in principal amount outstanding as of December 31, 2015 will amortize in quarterly installments paid on each March 31, June 30, September 30 and December 31, thereafter, as follows:

Principal Payment Date	Principal Amount (in thousands)
March 31, 2016	$3,750
June 30, 2016- March 31, 2017	$5,625
June 30, 2017-December 31, 2018	$11,250
Term A Loan Maturity Date	$168,750

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

Dividends. On February 25, 2016, Lamar Advertising Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share payable on March 31, 2016 to its stockholders of record of its Class A common stock and Class B common stock on March 16, 2016. The Company expects aggregate quarterly distributions to stockholders in 2016, including the dividend payable on March 31, 2016, will total $3.02 per common share.

During the year ended December 31, 2015 the Company made four cash distributions to its common stockholders totaling approximately $265.1 million or $2.75 per share of common stock. The Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant.

Tender Offers and Debt Repayment. On December 4, 2013, Lamar Media redeemed in full all $350 million in aggregate principal amount of its 9 3/4% Senior Notes due 2014 at a redemption price equal to 100% of the aggregate principal amount of outstanding notes plus a make whole amount and accrued and unpaid interest up to but not including the redemption date. The total amount paid to redeem the notes was approximately $366.4 million, which was funded by using cash on hand of $182.4 million and $184.0 million of borrowings under the senior credit facility.

Debt Service and Contractual Obligations. As of December 31, 2015, we had outstanding debt of approximately $1.92 billion. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under the senior credit facility. In addition, it has fixed commercial commitments. These commitments are detailed as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Long-Term Debt	$1,919.5	$21.3	$84.4	$268.8	$1,545.0
Interest obligations on long term debt(1)	654.2	98.1	194.2	175.3	186.6
Billboard site and other operating leases	1,323.8	172.3	256.1	202.0	693.4

Total payments due	$3,897.5	$291.7	$534.7	$646.1	$2,425.0

(1)	Interest rates on our variable rate instruments are assuming rates at the December 2015 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Revolving Bank Facility(2)	$400.0	$—	$—	$400.0	$—
Standby Letters of Credit(3)	$8.9	$7.7	$1.2	$—	$—

(2)	Lamar Media had $100.0 million outstanding under the revolving facility at December 31, 2015.
(3)	The standby letters of credit are issued under Lamar Media’s revolving bank facility and reduce the availability of the facility by the same amount.

Cash Flows

The Company’s cash flows provided by operating activities increased by $25.1 million for the year ended December 31, 2015 primarily resulting from an increase in revenues of approximately $66.3 million, a reduction of interest expense of approximately $6.8 million, offset by an increase of operating expenses of approximately $32.8 million and an increase in operating net assets of $15.8 million, as compared to the comparable period in 2014.

Cash flows used in investing activities increased $89.9 million from $164.0 million in 2014 to $253.9 million in 2015 primarily due to an increase in acquisition activity of $88.9 million as compared to the same period in 2014.

Cash flows used in financing activities decreased $69.5 million to $224.8 million for the year ended December 31, 2015, primarily due to a decrease in cash used in debt refinancing transactions during 2015 compared to 2014. See “Liquidity and Capital Resources—Uses of Cash”.

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

Long-Lived Asset Recovery. Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company’s total assets. Purchases of property, plant and equipment are recorded at purchase cost, while acquired property, plant and equipment is recorded at fair value determined primarily through estimates of replacement costs. Property, plant and equipment of $1.1 billion and intangible assets of $402.9 million are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by that asset or asset group before interest expense. These undiscounted cash flow projections are based on management’s assumptions surrounding future operating results and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangible assets may exist and a charge to income would be made in the period such impairment is determined. During the year ended December 31, 2015, there were no indications that an impairment test was necessary.

Intangible Assets. The Company has significant intangible assets recorded on its balance sheet. Intangible assets primarily represent site locations of $364.5 million and customer relationships of $36.8 million associated with the Company’s acquisitions. The fair values of intangible assets recorded are determined using discounted cash flow models that require management to make assumptions related to future operating results, including projecting net revenue growth discounted using current cost of capital rates, of each acquisition and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangibles may exist and a charge to income would be made in the period such impairment is determined. Historically no impairment charge has been required with respect to the Company’s intangible assets.

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

We have identified two reporting units (Logo operations and Billboard operations) in accordance with Accounting Standards Codification (“ASC”) 350. No changes have been made to our reporting units from the prior period. The reporting units and their carrying amounts of goodwill as of December 31, 2015 and 2014 are as follows:

	Carrying Value of Goodwill (in thousands)
	December 31, 2015	December 31, 2014
Billboard operations	$1,545,633	$1,511,807
Logo operations	$961	$961

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

Consideration of market capitalization. The Company first considered its market capitalization as of its annual impairment testing date of December 31. The market capitalization of its Class A common stock as of December 31, 2015 was $6.2 billion compared to stockholders’ equity of $1.0 billion as of that date, resulting in an excess of approximately $5.2 billion, which is substantially in excess of our book value. Market capitalization was calculated using a 10-day average of the closing prices of the Class A common stock beginning five trading days prior to the measurement date. The Company considers market capitalization over book value a strong indicator that no impairment of goodwill exists as of the measurement date of December 31, 2015.

Calculations of Fair Value using Discounted Cash Flow Analysis. We also estimate fair value using a discounted cash flow analysis that compares the estimated future cash flows of each reporting unit to the book value of the reporting unit. The discount rate and projected revenue and EBITDA (earnings before interest, tax, depreciation and amortization) growth rates are significant assumptions utilized in our calculation of the present value of cash flows used to estimate fair value of the reporting units. These assumptions could be adversely impacted by certain risks including deterioration in industry and economic conditions. See discussion in “Risk Factors” in Item 1A of this Annual Report. For additional information about goodwill, see Note 5 to the Consolidated Financial Statements.

Our discount rate assumption is based on our cost of capital, which we determine annually based on our estimated costs of debt and equity relative to our capital structure. As of December 31, 2015 our weighted average cost of capital (WACC) was approximately 9.5%. In developing our revenue and EBITDA growth rates, we consider our historical performance and current market trends in the markets in which we operate. The assumptions used in our impairment test are based on the best available market information and are consistent with our internal forecast and operating plans. The five year projected Compound Annual Growth Rate (CAGR) used in our discounted cash flow analysis for billboard revenue and billboard EBITDA was 3.3% and 3.5%, respectively, and our logo operations revenue and EBITDA CAGR was 2.5% and 2.7%, respectively. The projected CAGR for revenue and EBITDA discussed above would have to deteriorate significantly, among other factors, before further testing of goodwill impairment would be necessary for our reporting units. The fair values calculated as of December 31, 2015, using the discounted cash flow analysis described above for both reporting units were substantially in excess of their book values.

Based upon the Company’s annual review as of December 31, 2015, using both the market capitalization approach and discounted cash flow analysis, there was no indication of a potential impairment and, therefore, the second step of the impairment test was not required and no impairment charge was necessary.

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

Asset Retirement Obligations. The Company had an asset retirement obligation of $206.2 million as of December 31, 2015. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.

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

Stock-based Compensation. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-Based Payment Accounting requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various assumptions, including volatility, expected life and interest rates. The expected life is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. Upon the adoption of Share-Based Payment Accounting, we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under Share-Based Payment Accounting. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. Share-Based Payment Accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. If factors change and we employ different assumptions in the application of Share-Based Payment Accounting in future periods, the compensation expense that we record under Share-Based Payment Accounting may differ significantly from what we have recorded in the current period. During 2015, we recorded $9.6 million as compensation expense related to stock options and employee stock purchases. We evaluate and adjust our assumptions on an annual basis. See Note 14 “Stock Compensation Plans” of the Notes to Consolidated Financial Statements for further discussion.

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts based on the payment patterns of its customers. Management analyzes historical results, the economic environment, changes in the credit worthiness of its customers, and other relevant factors in determining the adequacy of the Company’s allowance. Bad debt expense was $6.5 million, $5.9 million and $6.0 million or approximately 0.5% of net revenue for each of the years ended December 31, 2015, 2014, and 2013, respectively. If the future economic environment declines, the inability of customers to pay may occur and the allowance for doubtful accounts may need to be increased, which will result in additional bad debt expense in future years.

ACCOUNTING STANDARDS AND REGULATORY UPDATE

In January 2014, the FASB issued guidance on the accounting for service concession arrangements with public sector entities. This guidance specifies that an operating entity should not account for a service concession arrangement as a lease and the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment. This guidance applies when the public sector entity controls the services that the operating entity must provide within the infrastructure and also controls any residual interest in the infrastructure at the end of the term of the arrangement. This guidance did not have an impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of interest: Simplifying the Presentation of Debt Issuance Costs. The pronouncement requires reporting entities to present debt issuance costs related to a note as a direct deduction from the face amount of that note presented in the balance sheet. The pronouncement is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU retrospectively to all prior periods. The Company does not expect that the adoption of this pronouncement will have a material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 Income taxes – Balance Sheet Classification of Deferred Taxes. The amendments in this update require deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The amendments are effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this amendment will have a material impact on the consolidated balance sheet.

On December 18, 2015, the Unites States House of Representatives enacted the “Protecting Americans from Tax Hikes Act of 2015” (the “PATH Act”). The PATH Act contains several provisions pertaining to REIT qualification and taxation. While we are still evaluating the impact, we do not believe the provisions will have a material adverse impact on our REIT qualification and taxation.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2015, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	35.0	35.2	35.1
General and administrative expenses	17.9	17.9	18.6
Corporate expenses	5.3	5.3	4.6
Depreciation and amortization	14.1	20.1	24.1
Operating income	28.3	21.7	18.0
Loss on extinguishment of debt	—	2.0	1.2
Interest expense	7.3	8.2	11.7
Income tax expense (benefit)	1.6	(11.1)	1.8
Net income	19.4	22.3	3.2

Year ended December 31, 2015 compared to Year ended December 31, 2014

Net revenues increased $66.3 million or 5.2% to $1.35 billion for the year ended December 31, 2015 from $1.29 billion for the same period in 2014. This increase was attributable primarily to an increase in billboard net revenues of $47.7 million or 4.2% over the prior period, which is primarily related to an increase in billboard panels obtained through acquisitions in 2014 and 2015 as well as the addition of approximately 175 digital panels during the year; an increase in logo sign revenue of $3.5 million, which represents an increase of 5.0% over the prior period and a $15.2 million increase in transit revenue, which represents an increase of 19.8% over the prior period. The increase in transit revenue primarily resulted from the addition of 14 transit markets, which included 11 airport markets.

For the year ended December 31, 2015, there was a $39.4 million increase in net revenues as compared to acquisition-adjusted net revenue for the year ended December 31, 2014. The $39.4 million increase in revenue primarily consists of a $31.6 million increase in billboard revenue, a $2.8 million increase in logo revenue and a $4.9 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2014. The increase in revenue represents an increase of 3.0% over the comparable period in 2014. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $34.6 million or 4.6% to $787.4 million for the year ended December 31, 2015. Operating expenses related to the operations of our outdoor advertising assets increased $31.9 million and corporate expenses increased $2.7 million.

Depreciation and amortization expense decreased $67.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to a portion of our digital and traditional billboard structures being fully depreciated as well as our change to the straight-line method of depreciation effective January 1, 2015.

Gain on disposition of assets for the year ended December 31, 2015 increased $5.6 million over the same period in 2014 primarily due to a $4.3 million non-cash gain resulting from an exchange of outdoor advertising assets in the period.

Due primarily to the above factors, operating income increased $104.4 million to $383.4 million for the year ended December 31, 2015 compared to $279.0 million for the same period in 2014.

Lamar Media did not have any financing transactions during the year ended December 31, 2015. However, during the year ended December 31, 2014, Lamar Media recognized a loss on debt extinguishment of $26.0 million related to the redemption of its 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”) and the amendment of its senior credit facility. Approximately $10.3 million of the loss was a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the then existing senior credit facility and the 7 7/8% Notes.

Interest expense decreased approximately $6.8 million from $105.3 million for the year ended December 31, 2014 to $98.4 million for the year ended December 31, 2015, primarily resulting from our April 2014 refinancing of the 7 7/8% Notes. See —“Uses of Cash — Tender Offers and Debt Repayment” for more information.

The increase in operating income and the decreases in interest expense, other-than-temporary impairment of investments and loss on debt extinguishment over the comparable period in 2014, resulted in a $141.2 million increase in net income before income taxes. Lamar Media recognized $22.1 million in income tax expense for the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2015 is approximately 7.7%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2015 of $262.9 million, as compared to net income of $287.0 million for the same period in 2014.

Reconciliations:

Because acquisitions occurring after December 31, 2013 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2014 acquisition-adjusted net revenue, which adjusts our 2014 net revenue for the year ended December 31, 2014 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2015.

Reconciliations of 2014 reported net revenue to 2014 acquisition-adjusted net revenue for the year ended December 31, 2014 as well as a comparison of 2014 acquisition-adjusted net revenue to 2015 reported net revenue for the year ended December 31, 2015, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2015	2014
	(in thousands)
Reported net revenue	$1,353,396	$1,287,060
Acquisition net revenue	—	26,943

Adjusted totals	$1,353,396	$1,314,003

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Net income	$262,903	$287,035	$(24,132)	(8.4)%
Income tax expense (benefit)	22,058	(143,264)	165,322
Loss on other-than-temporary impairment of investment	—	4,069	(4,069)
Loss on extinguishment of debt	—	26,023	(26,023)
Interest expense (income), net	98,399	105,152	(6,753)
Gain on disposition of assets	(8,765)	(3,192)	(5,573)
Depreciation and amortization	191,433	258,435	(67,002)
Stock-based compensation expense	25,890	24,120	1,770

Adjusted EBITDA	$591,918	$558,378	$33,540	6.0%

Adjusted EBITDA for the year ended December 31, 2015 increased 6.0% to $591.9 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $45.8 million, and was partially offset by an increase in general administrative and corporate expenses of $12.3 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Net income	$262,903	$287,035	$(24,132)	(8.4)%
Depreciation and amortization related to real estate	176,132	241,294	(65,162)
Gain from sale or disposal of real estate	(8,467)	(2,681)	(5,786)
One time adjustment to taxes related to REIT conversion	—	(153,472)	153,472
Adjustments for unconsolidated affiliates and non-controlling interest	631	695	(64)

FFO	$431,199	$372,871	$58,328	15.6%

Straight line (income) expense	463	(841)	1,304
Stock-based compensation expense	25,890	24,120	1,770
Non-cash portion of tax provision	11,099	(2,056)	13,155
Non-real estate related depreciation and amortization	15,301	17,141	(1,840)
Amortization of deferred financing costs	4,682	4,777	(95)
Loss on other-than-temporary impairment of investment	—	4,069	(4,069)
Loss on extinguishment of debt	—	26,023	(26,023)
Capital expenditures – maintenance	(45,605)	(56,820)	11,215
Adjustments for unconsolidated affiliates and non-controlling interest	(631)	(695)	64

AFFO	$442,398	$388,589	$53,809	13.8%

FFO for the year ended December 31, 2015 was $431.2 million as compared to FFO of $372.9 million for the same period in 2014. AFFO for the year ended December 31, 2015 increased 13.8% to $442.4 million as compared to $388.6 million for the same period in 2014. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) and decrease in interest expense, partially offset by increases in general and administrative expenses and corporate expenses.

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

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $27.5 million or 3.8% to $752.8 million for the year ended December 31, 2014. Operating expenses related to the operations of our outdoor advertising assets increased $15.7 million and corporate expenses increased $11.8 million. Included in corporate expenses is approximately $3.1 million related the Company’s conversion to real estate investment trust status.

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

During the year ended December 31, 2014, Lamar Media recognized a $26.0 million loss on debt extinguishment related to the early extinguishment of its 7 7/8% Senior Subordinated Notes due 2018 and the amendment of its senior credit facility. Approximately $10.3 million of the loss is a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the retired debt and the then existing senior credit facility. See — “Uses of Cash — Tender Offers and Debt Repayment” for more information.

Interest expense decreased approximately $41.0 million from $146.3 million for the year ended December 31, 2013 to $105.3 million for the year ended December 31, 2014, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from our 2013 and 2014 refinancing transactions. See —“Uses of Cash — Tender Offers and Debt Repayment” for more information.

The increase in operating income and decrease in interest expense, offset by the increase in loss on extinguishment of debt over the comparable period in 2013, resulted in an $80.5 million increase in net income before income taxes. Lamar Media recorded an income tax benefit of $143.3 million for the year ended December 31, 2014, which is primarily the write off of a substantial amount of its deferred tax liabilities resulting from the Company’s conversion to a real estate investment trust.

As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2014 of $287.0 million, as compared to net income of $40.3 million for the same period in 2013.

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

Reconciliations of 2013 reported net revenue to 2013 acquisition-adjusted net revenue for the year ended December 31, 2013 as well as a comparison of 2013 acquisition-adjusted net revenue to 2014 reported net revenue for the year ended December 31, 2014, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2014	2013
	(in thousands)
Reported net revenue	$1,287,060	$1,245,842
Acquisition net revenue	—	12,641

Adjusted totals	$1,287,060	$1,258,483

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Net income	$287,035	$40,338	$246,697	611.6%
Income tax (benefit) expense	(143,264)	22,977	(166,241)
Loss on other-than-temporary impairment of investment	4,069	—	4,069
Loss on extinguishment of debt	26,023	14,345	11,678
Interest expense (income), net	105,152	146,112	(40,960)
Gain on disposition of assets	(3,192)	(3,804)	612
Depreciation and amortization	258,435	300,579	(42,144)
Stock-based compensation expense	24,120	24,936	(816)

Adjusted EBITDA	$558,378	$545,483	$12,895	2.4%

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

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Net income	$287,035	$40,338	$246,697	611.6%
Depreciation and amortization related to real estate	241,294	283,424	(42,130)
Gain from sale or disposal of real estate	(2,681)	(1,949)	(732)
One time adjustment to taxes related to REIT conversion	(153,472)	—	(153,472)
Adjustments for unconsolidated affiliates and non-controlling interest	695	915	(220)

FFO	$372,871	$322,728	$50,143	15.5%

Straight line expense	(841)	(1,212)	371
Stock-based compensation expense	24,120	24,936	(816)
Non-cash portion of tax provision	(2,056)	18,885	(20,941)
Non-real estate related depreciation and amortization	17,141	17,155	(14)
Amortization of deferred financing costs	4,777	14,667	(9,890)
Loss on other-than-temporary impairment of investment	4,069	—	4,069
Loss on extinguishment of debt	26,023	14,345	11,678
Capital expenditures – maintenance	(56,820)	(64,073)	7,253
Adjustments for unconsolidated affiliates and non-controlling interest	(695)	(915)	220

AFFO	$388,589	$346,516	$42,073	12.1%

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

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2015, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements.

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

At December 31, 2015 there was approximately $373.8 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 19.5% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2015 with respect to borrowings under the senior credit facility was $10.3 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2015 was 2.2%. Assuming that the weighted average interest rate was 200 basis points higher (that is 4.2% rather than 2.2%), then the Company’s 2015 interest expense would have increased by approximately $7.7 million for the years ended December 31, 2015.

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

Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2015, Lamar Advertising’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lamar Advertising Company:

We have audited Lamar Advertising Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Advertising Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lamar Advertising Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and the financial statement schedules, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements and schedules.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lamar Advertising Company:

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II and III. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Advertising Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 25, 2016

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(In thousands, except share and per share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$22,327	$26,035
Receivables, net of allowance for doubtful accounts of $8,984 and $7,957 as of 2015 and 2014, respectively	174,398	169,610
Prepaid lease expenses	44,437	42,713
Deferred income tax assets (note 11)	1,352	729
Other current assets	39,218	34,057

Total current assets	281,732	273,144

Property, plant and equipment (note 4)	3,139,239	3,110,385
Less accumulated depreciation and amortization	(2,044,102)	(2,026,745)

Net property, plant and equipment	1,095,137	1,083,640

Goodwill (note 5)	1,546,594	1,512,768
Intangible assets, net (note 5)	402,886	366,985
Deferred financing costs, net of accumulated amortization of $19,455 and $14,764 as of 2015 and 2014, respectively	28,034	32,725
Deferred income tax assets (note 11)	—	12,496
Other assets	37,395	37,060

Total assets	$3,391,778	$3,318,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,452	$16,368
Current maturities of long-term debt (note 8)	21,332	15,625
Accrued expenses (note 7)	115,208	108,790
Deferred income	87,661	84,558

Total current liabilities	241,653	225,341

Long-term debt (note 8)	1,898,152	1,884,270
Deferred income tax liabilities (note 11)	2,052	—
Asset retirement obligation (note 9)	206,234	204,327
Other liabilities	22,628	23,414

Total liabilities	2,370,719	2,337,352

Stockholders’ equity (note 13):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2015 and 2014	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized, 82,188,372 and 80,933,071 shares issued and 82,083,536 and 80,933,071 outstanding at 2015 and 2014, respectively	82	81
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,610,365 shares issued and outstanding at 2015 and 2014	15	15
Additional paid-in-capital	1,664,038	1,611,775
Accumulated comprehensive (deficit) income	(1,178)	2,454
Accumulated deficit	(635,799)	(632,859)
Cost of shares held in treasury, 104,836 and 0 shares in 2015 and 2014, respectively	(6,099)	—

Stockholders’ equity	1,021,059	981,466

Total liabilities and stockholders’ equity	$3,391,778	$3,318,818

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share data)

	2015	2014	2013
Statements of Operations
Net revenues	$1,353,396	$1,287,060	$1,245,842

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	473,760	453,269	436,844
General and administrative expenses (exclusive of depreciation and amortization)	242,182	230,800	231,574
Corporate expenses (exclusive of depreciation and amortization)	71,759	69,078	57,212
Depreciation and amortization (note 10)	191,433	258,435	300,579
Gain on disposition of assets	(8,765)	(3,192)	(3,804)

	970,369	1,008,390	1,022,405

Operating income	383,027	278,670	223,437
Other expense (income):
Loss on extinguishment of debt	—	26,023	14,345
Other-than-temporary impairment of investment	—	4,069	—
Interest income	(34)	(102)	(165)
Interest expense	98,433	105,254	146,277

	98,399	135,244	160,457

Income before income tax expense	284,628	143,426	62,980
Income tax expense (benefit) (note 11)	22,058	(110,092)	22,841

Net income	262,570	253,518	40,139
Preferred stock dividends	365	365	365

Net income applicable to common stock	$262,205	$253,153	$39,774

Earnings per share:
Basic earnings per share	$2.72	$2.66	$0.42

Diluted earnings per share	$2.72	$2.66	$0.42

Cash dividends declared per share of common stock	$2.75	$2.50	$—

Weighted average common shares outstanding	96,321,578	95,218,083	94,387,230
Incremental common shares from dilutive stock options	53,552	66,043	358,285

Weighted average common shares assuming dilution	96,375,130	95,284,126	94,745,515

Statements of Comprehensive Income
Net income	$262,570	$253,518	$40,139
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(3,632)	(1,413)	(2,111)

Comprehensive income	$258,938	$252,105	$38,028

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Deficit)	Accumulated Deficit	Total
Balance, December 31, 2012	$—	96	15	(889,631)	2,432,518	5,978	(687,351)	861,625
Non-cash compensation	—	—	—	—	18,179	—	—	18,179
Exercise of 682,263 shares of stock options	—	1	—	—	16,992	—	—	16,993
Issuance of shares of common stock through employee purchase plan	—	—	—	—	3,900	—	—	3,900
Tax shortfall related to options exercised	—	—	—	—	(1,214)	—	—	(1,214)
Purchase of 97,430 shares of treasury stock	—	—	—	(4,200)	—	—	—	(4,200)
Foreign currency translation	—	—	—	—	—	(2,111)	—	(2,111)
Net income	—	—	—	—	—	—	40,139	40,139
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2013	$—	97	15	(893,831)	2,470,375	3,867	(647,577)	932,946
Non-cash compensation	—	—	—	—	17,600	—	—	17,600
Exercise of 522,032 shares of stock options	—	1	—	—	16,246	—	—	16,247
Issuance of shares of common stock through employee purchase plan	—	—	—	—	4,368	—	—	4,368
Tax shortfall related to options exercised	—	—	—	—	(13)	—	—	(13)
Purchase of 54,295 shares of treasury stock	—	—	—	(2,987)	—	—	—	(2,987)
Retirement of 17,270,930 shares of treasury stock	—	(17)	—	896,818	(896,801)	—	—	—
Foreign currency translation	—	—	—	—	—	(1,413)	—	(1,413)
Net income	—	—	—	—	—	—	253,518	253,518
Dividends/distributions to common shareholders ($2.50 per common share)	—	—	—	—	—	—	(238,435)	(238,435)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2014	$—	81	15	—	1,611,775	2,454	(632,859)	981,466
Non-cash compensation	—	—	—	—	23,883	—	—	23,883
Exercise of 881,936 shares of stock options	—	1	—	—	23,371	—	—	23,372
Issuance of shares of common stock through employee purchase plan	—	—	—	—	5,027	—	—	5,027
Tax shortfall related to options exercised	—	—	—	—	(18)	—	—	(18)
Purchase of 104,836 shares of treasury stock	—	—	—	(6,099)	—	—	—	(6,099)
Foreign currency translation	—	—	—	—	—	(3,632)	—	(3,632)
Net income	—	—	—	—	—	—	262,570	262,570
Dividends/distributions to common shareholders ($2.75 per common share)	—	—	—	—	—	—	(265,145)	(265,145)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2015	$—	82	15	(6,099)	1,664,038	(1,178)	(635,799)	1,021,059

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$262,570	$253,518	$40,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191,433	258,435	300,579
Stock-based compensation	25,890	24,120	24,936
Amortization included in interest expense	4,682	4,777	14,667
Gain on disposition of assets and investments	(8,765)	(3,192)	(3,804)
Other-than-temporary impairment of investment	—	4,069	—
Loss on extinguishment of debt	—	26,023	14,345
Deferred income tax expense (benefit)	11,099	(122,137)	18,749
Provision for doubtful accounts	6,506	5,947	6,034
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(9,034)	(13,553)	(6,663)
Prepaid expenses	(575)	524	788
Other assets	(4,475)	662	(4,970)
Increase (decrease) in:
Trade accounts payable	(458)	1,076	(89)
Accrued expenses	3,335	8,273	(6,371)
Other liabilities	(4,558)	3,987	(3,635)

Cash flows provided by operating activities	477,650	452,529	394,705

Cash flows from investing activities:
Capital expenditures	(110,425)	(107,573)	(105,650)
Acquisitions	(153,877)	(65,021)	(92,248)
(Increase) decrease in notes receivable	(7)	4,462	(840)
Proceeds from disposition of assets and investments	10,429	4,135	6,869

Cash flows used in investing activities	(253,880)	(163,997)	(191,869)

Cash flows from financing activities:
Net proceeds from issuance of common stock	28,399	20,615	20,893
Cash used for purchase of treasury shares	(6,099)	(2,987)	(4,200)
Proceeds received from revolving credit facility	317,000	325,000	184,000
Payments on revolving credit facility	(282,000)	(410,000)	(34,000)
Principal payments on long term debt	(15,468)	(11,750)	(33,051)
Proceeds received from senior credit facility	—	300,000	—
Debt issuance costs	—	(17,441)	(89)
Proceeds received from note offering	—	510,000	—
Payment on senior subordinated notes	—	(415,752)	(360,383)
Payment on senior credit facility	—	(352,106)	—
Distributions to non-controlling interest	(1,130)	(1,094)	—
Dividends/distributions	(265,510)	(238,800)	(365)

Cash flows used in financing activities	(224,808)	(294,315)	(227,195)

Effect of exchange rate changes in cash and cash equivalents	(2,670)	(1,394)	(1,340)

Net decrease in cash and cash equivalents	(3,708)	(7,177)	(25,699)
Cash and cash equivalents at beginning of period	26,035	33,212	58,911

Cash and cash equivalents at end of period	$22,327	$26,035	$33,212

Supplemental disclosures of cash flow information:
Cash paid for interest	$93,765	$94,646	$140,048

Cash paid for state and federal income taxes	$10,786	$12,754	$4,096

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Advertising Company (the Company) is engaged in the outdoor advertising business, operating approximately 144,000 billboard advertising displays in 44 states, Canada and Puerto Rico. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, the Company operates a logo sign business in 23 states throughout the United States and the province of Ontario, Canada and operates over 42,000 transit advertising displays in 18 states, Canada and Puerto Rico. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising in airport terminals, on bus shelters, benches and buses in the markets it serves.

The Company operates as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes and generally will not be subject to federal income taxes on its income and gains that the Company distributes to its stockholders, including the income derived from advertising rental revenue. However, even as a REIT, the Company will remain obligated to pay income taxes on earnings from the assets of its taxable REIT subsidiaries (“TRSs”). In addition, the Company’s foreign assets and operations continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

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

We operate in a single operating and reporting segment, advertising. We rent advertising space on billboards, buses, shelters, benches, logo plates and in airport terminals.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(c) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets during the year ended 2015. For the years ended December 31, 2014 and 2013 depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets.

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

The Company is required to identify its reporting units and determine the carrying value of each reporting unit. The Company has indentified two reporting units, Billboard operations and Logo operations, by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. The fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on December 31, 2015 and 2014; therefore, the Company was not required to recognize an impairment loss.

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

(g) Deferred Income

Deferred income consists principally of advertising revenue invoiced in advance. Deferred advertising revenue is recognized in income over the term of the contract.

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

	2015	2014	2013
Net revenues	$7,956	$7,839	$7,862
Direct advertising expenses	$3,137	$2,928	$3,005
General and administrative expenses	$4,407	$4,675	$4,417

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

(j) Dividends/Distributions

As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). During the years ended December 31, 2015 and 2014, the Company declared and paid distributions of its REIT taxable income of an aggregate of $265,145 or $2.75 per share and $198,520 or $2.08 per share, respectively. In addition, the Company paid distributions of its pre-REIT accumulated earnings and profits of $39,915 or $0.42 per share during the year ended December 31, 2014. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including the financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant. During the years ended December 31, 2015, 2014 and 2013, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock of $365 or $63.80 per share.

(k) Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. For the years ended December 31, 2015, 2014 and 2013 there were no dilutive shares excluded from the calculation.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(l) Stock Based Compensation

Compensation expense for share-based awards is recognized based on the grant date fair value of those awards. Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized during the years ended December 31, 2015, 2014, and 2013 were $25,890, $24,120 and $24,936, respectively. The $25,890 expensed during the year ended December 31, 2015 consists of (i) $9,560 related to stock options, (ii) $16,076 related to stock grants, made under the Company’s performance-based stock incentive program in 2015 and (iii) $254 related to stock awards to directors. See Note 14 for information on the assumptions used to calculate the fair value of stock-based compensation.

(m) Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

(n) Foreign Currency Translation

Local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are recorded as a component of other comprehensive (loss) income in the Consolidated Statements of Operations and Comprehensive Income and as a component of accumulated other comprehensive (deficit) income in the Consolidated Statements of Stockholders’ Equity.

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(2) Acquisitions

Year Ended December 31, 2015

During the twelve months ended December 31, 2015, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $158,552, of which $153,877 was in cash and $4,675 in non-cash consideration consisting principally of exchanges of outdoor advertising assets. As a result of the acquisitions, a gain of $4,326 was recorded for transactions which involved the exchanges of outdoor advertising assets during the year ended December 31, 2015.

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

Total
Property, plant and equipment	$26,547
Goodwill	34,275
Site locations	87,899
Non-competition agreements	455
Customer lists and contracts	14,901
Current assets	5,650
Current liabilities	(8,674)
Long–term liabilities	(2,501)

$158,552

Total acquired intangible assets for the year ended December 31, 2015 were $137,530, of which $34,275 was assigned to goodwill. Although goodwill is not amortized for financial statement purposes, $27,082 is expected to be fully deductible for tax purposes. The remaining $103,255 of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $14,901 (7 year weighted average useful life) and site locations of $87,899 (15 year weighted average useful life). The aggregate amortization expense related to the 2015 acquisitions for the year ended December 31, 2015 was approximately $4,588.

The following unaudited pro forma financial information for the Company gives effect to the 2015 and 2014 acquisitions as if they had occurred on January 1, 2014. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2015	2014
	(unaudited)
Net revenues	$1,374,831	$1,336,710
Net income applicable to common stock	$263,079	$256,245
Net income per common share — basic	$2.73	$2.69
Net income per common share — diluted	$2.73	$2.69

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

(3) Non-cash Financing and Investing Activities

For the years ended December 31, 2015, 2014 and 2013, the Company had $6,036, $1,900 and $4,982 non-cash investing activities related to capital expenditures and acquisitions of outdoor advertising assets, respectively. During the year ended December 31, 2014, the Company had non-cash financing activity related to the retirement of 17,270,930 shares of treasury stock for $896,818 related to the Company’s conversion to a REIT. There were no significant non-cash financing activities during the years ended December 31, 2015 and 2013.

(4) Property, Plant and Equipment

Major categories of property, plant and equipment at December 31, 2015 and 2014 are as follows:

	Estimated Life (Years)	2015	2014
Land	—	$326,942	$316,798
Building and improvements	10 — 39	136,587	132,360
Advertising structures	5 — 15	2,529,301	2,520,644
Automotive and other equipment	3 — 7	146,409	140,583

		$3,139,239	$3,110,385

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(5) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2015 and December 31, 2014:

	Estimated Life (Years)	2015		2014
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$513,832	$477,006	$499,310	$470,170
Non-competition agreements	3 — 15	64,514	63,453	64,062	63,192
Site locations	15	1,616,345	1,251,825	1,531,161	1,194,709
Other	5 — 15	14,008	13,529	14,008	13,485

		$2,208,699	$1,805,813	$2,108,541	$1,741,556
Unamortizable Intangible Assets:
Goodwill		$1,800,130	$253,536	$1,766,304	$253,536

The changes in the gross carrying amount of goodwill for the year ended December 31, 2015 are as follows:

Balance as of December 31, 2014	$1,766,304
Goodwill acquired during the year	34,275
Purchase price adjustments and other	(449)
Impairment losses	—

Balance as of December 31, 2015	$1,800,130

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $66,490, $96,139 and $106,533, respectively. The following is a summary of the estimated amortization expense for future years:

2016	$60,078
2017	54,622
2018	49,874
2019	44,375
2020	34,520
Thereafter	159,417

Total	$402,886

(6) Leases

The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built. The leases expire at various dates, and have varying options to renew and to cancel and may contain escalation provisions. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of December 31, 2015:

2016	$172,305
2017	$135,811
2018	$120,334
2019	$107,791
2020	$94,172
Thereafter	$693,441

Rental expense related to the Company’s operating leases was $240,518, $227,879 and $222,638 for the years ended December 31, 2015, 2014 and 2013, respectively.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(7) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2015 and 2014:

	2015	2014
Payroll	$14,943	$13,852
Interest	29,268	29,281
Insurance benefits	13,951	12,853
Accrued lease expense	33,628	35,903
Stock-based compensation	15,301	13,283
Other	8,117	3,618

	$115,208	$108,790

(8) Long-term Debt

Long-term debt consists of the following at December 31, 2015 and 2014:

	2015	2014
Senior Credit Facility	$373,750	$353,750
5 7/8% Senior Subordinated Notes	500,000	500,000
5% Senior Subordinated Notes	535,000	535,000
5 3/8% Senior Notes	510,000	510,000
Other notes with various rates and terms	734	1,145

	1,919,484	1,899,895
Less current maturities	(21,332)	(15,625)

Long-term debt excluding current maturities	$1,898,152	$1,884,270

Long-term debt matures as follows:

2016	$21,332
2017	$39,375
2018	$45,000
2019	$268,750
2020	$—
Later years	$1,545,027

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

On April 18, 2014, Lamar Media entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment”) with Lamar Advertising, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders named therein under which the parties agreed to amend Lamar Media’s existing senior credit facility on the terms set forth in the Amendment. The Amendment created a new $300,000 Term A Loan facility (the “Term A Loans”) and certain other amendments to the senior credit agreement. The Term A Loans did not reduce the $500,000 Incremental Loan facility. Lamar Media borrowed all $300,000 in Term A Loans on April 18, 2014. The net loan proceeds, together with borrowings under the revolving portion of the senior credit facility and cash on hand, were used to fund the redemption of all $400,000 in aggregate principal amount of Lamar Media’s 7 7/8% Notes due 2018 on April 21, 2014.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The Term A Loans began amortizing on June 30, 2014 in quarterly installments on each September 30, December 31, March 31, and June 30 thereafter, as follows:

Principal Payment Date	Principal Amount
March 31, 2016	$3,750
June 30, 2016- March 31, 2017	$5,625
June 30, 2017-December 31, 2018	$11,250
Term A Loan Maturity Date	$168,750

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

As of December 31, 2015, there was $100,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $8,915 letters of credit outstanding as of December 31, 2015 resulting in $291,085 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 2, 2019, and bear interest, at Lamar Media’s option, at the Adjusted LIBO Rate or the Adjusted Base Rate plus applicable margins, such margins are set at an initial rate with the possibility of a step down based on Lamar Media’s ratio of debt to trailing four quarters EBITDA, as defined in the senior credit facility.

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

(9) Asset Retirement Obligation

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2013	$200,831
Additions to asset retirement obligations	1,238
Accretion expense	5,262
Liabilities settled	(3,004)

Balance at December 31, 2014	204,327
Additions to asset retirement obligations	1,680
Accretion expense	4,845
Liabilities settled	(4,618)

Balance at December 31, 2015	$206,234

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(10) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Operations are:

	Year Ended December 31,
	2015	2014	2013
Direct expenses	$175,937	$241,471	$283,280
General and administrative expenses	3,178	4,534	4,684
Corporate expenses	12,318	12,430	12,615

	$191,433	$258,435	$300,579

Effective January 1, 2015, the Company changed its depreciation method from the double declining balance method to the straight-line method. The Company believes that the straight-line method better reflects the pattern of consumption of the future benefits to be derived from those assets being depreciated. The increase to operating income and net income and decrease to depreciation expense for the Company’s assets existing as of January 1, 2015 is $11,089 for the year ended December 31, 2015.

(11) Income Taxes

The Company has filed, for prior taxable years through its taxable year ended December 31, 2013, a consolidated U.S. federal tax return, which includes all of its wholly owned domestic subsidiaries. For its taxable year commencing January 1, 2014, the Company filed, and intends to continue to file, as a REIT, and its TRSs filed, and intend to continue to file, as C corporations. The Company also files tax returns in various states and countries. The Company’s state tax returns reflect different combinations of the Company’s subsidiaries and are dependent on the connection each subsidiary has with a particular state. The following information pertains to the Company’s income taxes on a consolidated basis.

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2015:
U.S. federal	$7,686	$(930)	$6,756
State and local	1,746	(246)	1,500
Foreign	1,527	12,275	13,802

	$10,959	$11,099	$22,058

Year ended December 31, 2014:
U.S. federal	$8,721	$(119,014)	$(110,293)
State and local	2,632	(2,909)	(277)
Foreign	692	(214)	478

	$12,045	$(122,137)	$(110,092)

Year ended December 31, 2013:
U.S. federal	$930	$21,681	$22,611
State and local	1,609	1,165	2,774
Foreign	1,553	(4,097)	(2,544)

	$4,092	$18,749	$22,841

The income tax provision for the year ended December 31, 2014 is net of the deferred tax benefit due to the REIT conversion of $120,081. As of December 31, 2015 and 2014, the Company had income taxes payable of $524 and $308, respectively, included in accrued expenses. The U.S. and foreign components of earnings before income taxes are as follows:

	2015	2014	2013
U.S.	$282,774	$144,298	$62,506
Foreign	1,854	(872)	474

Total	$284,628	$143,426	$62,980

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 35 percent to income before taxes is as follows:

	2015	2014	2013
Income tax expense at U.S. federal statutory rate	$99,620	$50,199	$22,043
Tax adjustment related to REIT (a)	(92,073)	(44,891)	—
State and local income taxes, net of federal income tax benefit	1,180	1,017	3,585
Book expenses not deductible for tax purposes	2,117	2,061	1,351
Stock-based compensation	66	(33)	65
Valuation allowance (b)	13,818	—	(1,097)
Rate change (c)	90	91	(2,565)
Deferred tax adjustment due to REIT conversion	—	(120,081)	—
Other differences, net	(2,760)	1,545	(541)

Income tax expense	$22,058	$(110,092)	$22,841

(a)	Includes dividend paid deduction of $83,750 and $62,937 for the tax years ended December 31, 2015 and 2014, respectively.
(b)	In May of 2015, Puerto Rico’s “Act 72 of 2015” was signed into law. Under the enacted legislation, significant changes to the 2011 Internal Revenue Code rendered the Company’s tax planning strategy to provide a source of taxable income to support recognition of deferred tax assets in Puerto Rico no longer feasible. As a result, for the year ended December 31, 2015, a non-cash valuation allowance of $13,818 was recorded to income tax expense due to our limited ability to utilize the Puerto Rico deferred tax assets in future years.
(c)	In 2013, the “Tax Burden Adjustment and Redistribution Act” was signed into law. Under the enacted legislation, the Puerto Rico corporate income tax rate was increased to 39% from 30%. As a result, a non-cash benefit of $2,479 to income tax expense was recorded for the increase of the Puerto Rico net deferred tax asset. Also in 2013, British Columbia Bill 2 was signed into law. The enacted legislation increased the general corporate income tax rate to 11% from 10%. As a result, a non-cash benefit of $86 to income tax expense was recorded for the increase of the Canadian net deferred tax asset.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$722	$255
Accrued liabilities not deducted for tax purposes	4,362	4,703
Asset retirement obligation	97	79
Net operating loss carry forwards	12,762	11,881
Tax credit carry forwards	155	209
Charitable contributions carry forward	6	9
Property, plant and equipment	1,080	65
Investment in partnerships	246	354

Gross deferred tax assets	19,430	17,555
Less: valuation allowance	(13,827)	(9)

Net deferred tax assets	5,603	17,546

Deferred tax liabilities:
Intangibles	(6,303)	(4,321)

Gross deferred tax liabilities	(6,303)	(4,321)

Net deferred tax (liabilities) assets	$(700)	$13,225

Classification in the consolidated balance sheets:
Current deferred tax assets	$1,352	$729
Noncurrent deferred tax assets	—	12,496
Noncurrent deferred tax liabilities	(2,052)	—

Net deferred tax (liabilities) assets	$(700)	$13,225

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

As of December 31, 2015, we have approximately $257,839 of U.S. net operating loss carry forwards to offset future taxable income. Of this amount, $4,011 is subject to an IRC §382 limitation. These carry forwards expire between 2020 through 2032. In addition, we have $4,822 of various credits available to offset future U.S. federal income tax.

As of December 31, 2015 we have approximately $488,294 of state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $201 of various credits available to offset future state income tax. There was no valuation allowance related to state net operating loss carry forwards as of December 31, 2015 and 2014. The net change in the total state valuation allowance for each of the years ended December 31, 2014, and 2013 was a decrease of $2,322 and $1,087, respectively. There was no net charge in the total state valuation allowance for the year ended December 31, 2015. The decrease in 2014 was primarily due to the adjustment of deferred tax assets and related valuation allowance for assets and liabilities of REIT operations no longer subject to state income taxes at the REIT level, which had the effect of valuing these assets at an expected rate of 0%.

During 2015, we generated $2,156 of Puerto Rico net operating losses. As of December 31, 2015, we had approximately $30,523 of Puerto Rico net operating loss carry forwards before valuation allowances. These Puerto Rico net operating losses are available to offset future taxable income. These carry forwards expire between 2016 and 2025. In addition, we have $155 of alternative minimum tax credits available to offset future Puerto Rico income tax.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings and significant changes in Puerto Rico tax legislation, the Company will not generate the minimum amount of future taxable income to support the realization of the deferred tax assets. As a result, management has determined that a valuation allowance related to Puerto Rico net operating loss carry forwards and other deferred tax assets is necessary. The valuation allowance for these deferred tax assets as of December 31, 2015 and 2014 was $13,827 and $9, respectively. The net change in the total valuation allowance for the years ended December 31, 2015 and 2014 was an increase of $13,818. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry forward period increase.

We have not recognized a deferred tax liability of approximately $9,041 for the undistributed earnings of our Canadian operations that arose in 2015 and prior years as management considers these earnings to be indefinitely invested outside the U.S. As of December 31, 2015, the undistributed earnings of these subsidiaries were approximately $25,831.

Under ASC 740, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. We do not have any unrecognized tax benefits that, if recognized in future periods, would impact our effective tax rate for the years ended December 31, 2015 and 2014.

We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years prior to 2012, or for any U.S. state income tax audit prior to 2007. The IRS has completed a review of the 2013 income tax return.    With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2012 and 2011, respectively.

(12) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.

In addition, the Company had receivables from employees of $0 and $246 at December 31, 2015 and 2014, respectively. These receivables are primarily relocation loans for employees. The Company does not have any receivables from its current executive officers.

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

(13) Stockholders’ Equity

On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock, which shares were subsequently exchanged on a one for one basis in the REIT conversion. The Series AA preferred stock ranks senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock is entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2015 was $3,649. The Series AA preferred stock is entitled to one vote per share.

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

During the year ended December 31, 2014, the Company completed its REIT conversion and merger. In connection with the merger each share of the Company’s then outstanding 17,270,930 treasury shares valued at $896,818, ceased to exist and returned to unissued status through a $17 and $896,801 reduction of Class A common stock and additional paid-in capital, respectively.

On December 11, 2014, the Company announced that its Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock (the “repurchase program”). There were no repurchases under the repurchase program for the years ended December 31, 2015 and 2014.

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

In February 2013, the plan was amended to eliminate the provision that limited the amount of Class A Common Stock, including shares retained from an award, that could be withheld to satisfy tax withholding obligations to the minimum tax obligations required by law (except with respect to option awards). In accordance with ASC 718, the Company is required to classify the awards affected by the amendment as liability-classified awards at fair value each period prior to their settlement. As of December 31, 2015 and 2014, the Company recorded a liability, in accrued expenses, of $15,301 and $13,283, respectively, related to its equity incentive awards affected by this amendment.

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

Our risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. We assumed an expected dividend yield of 5%.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2015	5%	45%	2%	6
2014	2%	48%	1%	6
2013	0%	51%	1%	6

Information regarding the 1996 Plan for the year ended December 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, beginning of year	2,774,591	$33.76
Granted	42,000	55.52
Exercised	(881,936)	26.50
Forfeited	(8,600)	48.93
Expired	—	—

Outstanding, end of year	1,926,055	37.49	6.22

Exercisable at end of year	1,146,455	33.59	5.56

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

At December 31, 2015 there was $9,253 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 1.11 years.

Shares available for future stock option and restricted share grants to employees and directors under existing plans were 2,439,489 at December 31, 2015. The aggregate intrinsic value of options outstanding as of December 31, 2015 was $43,325, and the aggregate intrinsic value of options exercisable was $30,258. Total intrinsic value of options exercised was $28,549 for the year ended December 31, 2015.

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

The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 80,933 shares on January 1, 2015 pursuant to the automatic increase provisions of the 2009 ESPP. The following is a summary of 2009 ESPP share activity for the year ended December 31, 2015:

Shares
Available for future purchases, January 1, 2015	307,448
Additional shares reserved under 2009 ESPP	80,933
Purchases	(108,792)

Available for future purchases, December 31, 2015	279,589

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers and employees under our 1996 Plan based on certain Company performance measures for fiscal 2015. The number of shares to be issued, if any, are dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2015 results and were issued in the first quarter of 2016. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. Based on the Company’s performance measures achieved through December 31, 2015, the Company has accrued $15,301 as compensation expense related to these agreements.

(15) Benefit Plans

The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2015, the Company maintained $6,624 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.

Savings and Profit Sharing Plan

The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company has the option to match 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company matched contributions of $4,148, $3,973 and $3,581 for the years ended December 31, 2015, 2014 and 2013, respectively.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Deferred Compensation Plan

The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers that have attained the age of 30 and have a minimum of 10 years of service to the Company and satisfying additional eligibility guidelines are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the Plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. For the years ended December 31, 2015, 2014 and 2013, the Company contributed $1,430, $1,400 and $1,323, respectively.

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

(16) Commitment and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

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

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of December 31, 2015 and December 31, 2014, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,487,196 and $2,269,393, respectively.

As of December 31, 2015, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein, unless, after giving effect such distributions, (i) the total debt ratio is equal to or greater than 6.0 to 1 or (ii) the senior debt ratio is equal to or greater than 3.5 to 1. As of December 31, 2015, the total debt ratio was less than 6.0 to 1 and Lamar Media’s senior debt ratio was less than 3.5 to 1; therefore, dividends or distributions to Lamar Advertising were not subject to any additional restrictions under the senior credit facility. In addition, as of December 31, 2015 the senior credit facility allows Lamar Media to conduct its affairs in a manner that would allow Lamar Advertising to qualify and remain qualified for taxation as a REIT, including by allowing Lamar Media to make distributions to Lamar Advertising required for Lamar Advertising to qualify and remain qualified for taxation as a REIT, subject to certain restrictions.

(18) Fair Value of Financial Instruments

At December 31, 2015 and 2014, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and initial recognition of asset retirement obligations are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $1,970,253, which exceeded both the gross and carrying amount of $1,919,484 as of December 31, 2015. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(19) Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $32,705, $33,124 and $34,013 for the years ended December 31, 2015, 2014 and 2013, respectively. Net carrying value of long lived assets located in foreign countries totaled $5,613 and $7,324 as of December 31, 2015 and 2014, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

(20) New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of interest: Simplifying the Presentation of Debt Issuance Costs. The pronouncement requires reporting entities to present debt issuance costs related to a note as a direct deduction from the face amount of that note presented in the balance sheet. The pronouncement is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU retrospectively to all prior periods. The Company does not expect that the adoption of this pronouncement will have a material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 Income taxes – Balance Sheet Classification of Deferred Taxes. The amendments in this update require deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The amendments are effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this amendment will have a material impact on the consolidated balance sheet.

(21) Subsequent Events

Acquisition

On January 7, 2016 the Company acquired certain assets of Clear Channel Outdoor Holdings, Inc. in five U.S. markets for a combined purchase price of $458,500. The purchase was funded by a combination of $300,000 in new incremental Term A-1 bridge loan proceeds under the amended senior credit facility and $160,000 in borrowings under our revolving credit facility.

Senior Note Offering

On January 28, 2016 the Company completed an institutional private placement of $400,000 aggregate principal amount of 5 3/4% Senior Notes (“5 3/4% Notes”) due 2026 of Lamar Media Corp., its wholly owned subsidiary. The institutional private placement resulted in net proceeds to Lamar Media of $394,500. The 5 3/4% Notes mature on February 1, 2026, and bear interest at a rate of 5.750% per annum, which is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2016. The proceeds after payment of fees and expenses were used to repay the $300,000 Term A-1 bridge loan and a portion of borrowings under the revolving credit facility.

Lamar Media may redeem up to 35% of the aggregate principal amount of the 5 3/4% Notes, at any time and from time to time, at a price equal to 105.750% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before February 1, 2019, provided that following the redemption, at least 65% of the 5 3/4% Notes that were originally issued remain outstanding and any such redemption occurs within 120 days following the closing of any such public equity offering. At any time prior to February 1, 2021, Lamar Media may redeem some or all of the 5 3/4% Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after February 1, 2021, Lamar Media may redeem the 5 3/4% Notes, in whole or in part, in cash at redemption prices specified in the 5 3/4% Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 5 3/4% Notes at a price equal to 101% of the principal amount of the 5 3/4% Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(22) Quarterly Financial Data (Unaudited)

The tables below represent the balances for the selected quarterly financial data of the Company for each reporting period in the years ended December 31, 2015 and 2014.

	Year 2015 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$302,477	$344,249	$350,701	$355,969
Net revenues less direct advertising expenses	$189,245	$228,298	$229,025	$233,068
Net income applicable to common stock	$40,625	$59,269	$85,874	$76,437
Net income per common share basic	$0.42	$0.61	$0.89	$0.80
Net income per common share — diluted	$0.42	$0.61	$0.89	$0.80

	Year 2014 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$284,933	$330,433	$334,998	$336,696
Net revenues less direct advertising expenses	$173,425	$216,156	$222,610	$221,600
Net (loss) income applicable to common stock	$(4,928)	$15,331	$34,959	$207,791
Net (loss) income per common share basic	$(0.05)	$0.16	$0.37	$2.18
Net (loss) income per common share — diluted	$(0.05)	$0.16	$0.37	$2.18

SCHEDULE II

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2015, 2014 and 2013

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2015
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,957	6,506	5,479	$8,984
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,995,092	66,490	2,233	$2,059,349
Year ended December 31, 2014
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,615	5,947	5,605	$7,957
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,900,026	96,139	1,073	$1,995,092
Year ended December 31, 2013
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,615	6,034	6,034	$7,615
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,794,415	106,533	922	$1,900,026

SCHEDULE III

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Schedule of Real Estate and Accumulated Depreciation

December 31, 2015 and 2014

(In thousands)

Description (1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount (3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
319,977 Displays	—	—	$2,856,243	$(1,910,860)	Various	Various	5 to 20 years

(1)	No single asset exceeded 5% of the total gross carrying amount at December 31, 2015
(2)	This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)	Includes sites under construction

The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31,	December 31,
	2015	2014
Gross real estate assets:
Balance at the beginning of the year	$2,837,442	$2,772,308
Capital expenditures on new advertising displays(4)	46,871	53,832
Capital expenditures on improvements/redevelopments of existing advertising displays	14,412	12,961
Capital expenditures other recurring	34,336	25,870
Land acquisitions(5)	13,851	4,701
Acquisition of advertising displays(6)	13,781	6,021
Assets sold or written-off	(101,912)	(37,005)
Foreign exchange	(2,538)	(1,246)

Balance at the end of the year	$2,856,243	$2,837,442

Accumulated depreciation:
Balance at the beginning of the year	$1,903,434	$1,799,325
Depreciation	100,005	135,679
Assets sold or written-off	(91,218)	(30,994)
Foreign exchange	(1,361)	(576)

Balance at the end of the year	$1,910,860	$1,903,434

(4)	Includes non-cash amounts of $2,698 and $3,126 at December 31, 2015 and 2014, respectively
(5)	Includes non-cash amounts of $200 at December 31, 2015
(6)	Includes non-cash amounts of $502 at December 31, 2015

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Lamar Media’s management assessed the effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Media’s management has concluded that, as of December 31, 2015, Lamar Media’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Lamar Media Corp.:

We have audited Lamar Media Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Media Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lamar Media Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and the financial statement schedules, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements and schedules.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Lamar Media Corp.:

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II and III. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Media Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Media Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 25, 2016

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(In thousands, except share and per share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$21,827	$25,535
Receivables, net of allowance for doubtful accounts of $8,984 and $7,957 as of 2015 and 2014, respectively	174,398	169,610
Prepaid expenses	44,437	42,713
Deferred income tax assets (note 6)	1,352	729
Other current assets	39,218	34,057

Total current assets	281,232	272,644

Property, plant and equipment	3,139,239	3,110,385
Less accumulated depreciation and amortization	(2,044,102)	(2,026,745)

Net property, plant and equipment	1,095,137	1,083,640

Goodwill (note 3)	1,536,443	1,502,616
Intangible assets, net (note 3)	402,418	366,518
Deferred financing costs, net of accumulated amortization of $10,167 and $5,476 as of 2015 and 2014, respectively	26,080	30,771
Deferred income tax assets (note 6)	—	12,496
Other assets	32,110	31,775

Total assets	$3,373,420	$3,300,460

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$17,452	$16,368
Current maturities of long-term debt (note 5)	21,332	15,625
Accrued expenses (note 4)	110,728	105,007
Deferred income	87,661	84,558

Total current liabilities	237,173	221,558
Long-term debt (note 5)	1,898,152	1,884,270
Deferred income tax liabilities (note 6)	2,052	—
Asset retirement obligation	206,234	204,327
Other liabilities	22,628	23,414

Total liabilities	2,366,239	2,333,569

Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2015 and 2014	—	—
Additional paid-in-capital	2,734,479	2,682,216
Accumulated comprehensive (deficit) income	(1,178)	2,454
Accumulated deficit	(1,726,120)	(1,717,779)

Stockholder’s equity	1,007,181	966,891

Total liabilities and stockholder’s equity	$3,373,420	$3,300,460

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
Statements of Operations
Net revenues	$1,353,396	$1,287,060	$1,245,842

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	473,760	453,269	436,844
General and administrative expenses (exclusive of depreciation and amortization)	242,182	230,800	231,574
Corporate expenses (exclusive of depreciation and amortization)	71,426	68,733	56,877
Depreciation and amortization	191,433	258,435	300,579
Gain on disposition of assets	(8,765)	(3,192)	(3,804)

	970,036	1,008,045	1,022,070

Operating income	383,360	279,015	223,772
Other expense (income):
Loss on extinguishment of debt	—	26,023	14,345
Other-than-temporary impairment of investment	—	4,069	—
Interest income	(34)	(102)	(165)
Interest expense	98,433	105,254	146,277

	98,399	135,244	160,457

Income before income tax expense	284,961	143,771	63,315
Income tax expense (benefit) (note 6)	22,058	(143,264)	22,977

Net income	$262,903	$287,035	$40,338

Statements of Comprehensive Income
Net income	$262,903	$287,035	$40,338
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(3,632)	(1,413)	(2,111)

Comprehensive income	$259,271	$285,622	$38,227

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Deficit)	Accumulated Deficit	Total
Balance, December 31, 2012	$—	$2,606,157	$5,978	$(1,799,530)	$812,605
Contribution from parent	—	37,858	—	—	37,858
Foreign currency translations	—	—	(2,111)	—	(2,111)
Net income	—	—	—	40,338	40,338
Dividend to parent	—	—	—	(4,200)	(4,200)

Balance, December 31, 2013	—	2,644,015	3,867	(1,763,392)	884,490
Contribution from parent	—	38,201	—	—	38,201
Foreign currency translations	—	—	(1,413)	—	(1,413)
Net income	—	—	—	287,035	287,035
Dividend to parent	—	—	—	(241,422)	(241,422)

Balance, December 31, 2014	—	2,682,216	2,454	(1,717,779)	966,891
Contribution from parent	—	52,263	—	—	52,263
Foreign currency translations	—	—	(3,632)	—	(3,632)
Net income	—	—	—	262,903	262,903
Dividend to parent	—	—	—	(271,244)	(271,244)

Balance, December 31, 2015	$—	$2,734,479	$(1,178)	$(1,726,120)	$1,007,181

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$262,903	$287,035	$40,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191,433	258,435	300,579
Non-cash compensation	25,890	24,120	24,936
Amortization included in interest expense	4,682	4,777	14,667
Gain on disposition of assets and investments	(8,765)	(3,192)	(3,804)
Other-than-temporary impairment of investment	—	4,069	—
Loss on extinguishment of debt	—	26,023	14,345
Deferred income tax expense (benefit)	11,099	(155,528)	18,885
Provision for doubtful accounts	6,506	5,947	6,034
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(9,034)	(13,553)	(6,663)
Prepaid expenses	(575)	524	788
Other assets	(4,475)	662	(4,970)
Increase (decrease) in:
Trade accounts payable	(458)	1,076	(89)
Accrued expenses	3,335	8,491	(6,371)
Other liabilities	(29,120)	(14,306)	(21,300)

Cash flows provided by operating activities	453,421	434,580	377,375

Cash flows from investing activities:
Capital expenditures	(110,425)	(107,573)	(105,650)
Acquisitions	(153,877)	(65,021)	(92,248)
(Increase) decrease in notes receivable	(7)	4,462	(840)
Proceeds from disposition of assets and investments	10,429	4,135	6,869

Cash flows used in investing activities	(253,880)	(163,997)	(191,869)

Cash flows from financing activities:
Proceeds received from revolving credit facility	317,000	325,000	184,000
Payments on revolving credit facility	(282,000)	(410,000)	(34,000)
Principal payments on long-term debt	(15,468)	(11,750)	(33,051)
Proceeds received from senior credit facility	—	300,000	—
Debt issuance costs	—	(17,442)	(89)
Proceeds received from note offering	—	510,000	—
Payment on senior subordinated notes	—	(415,752)	(360,383)
Payment on senior credit facility	—	(352,106)	—
Distributions to non-controlling interest	(1,130)	(1,094)	—
Dividends to parent	(271,244)	(241,422)	(4,200)
Contributions from parent	52,263	38,201	37,858

Cash flows used in financing activities	(200,579)	(276,365)	(209,865)

Effect of exchange rate changes in cash and cash equivalents	(2,670)	(1,395)	(1,340)

Net decrease in cash and cash equivalents	(3,708)	(7,177)	(25,699)
Cash and cash equivalents at beginning of period	25,535	32,712	58,411

Cash and cash equivalents at end of period	$21,827	$25,535	$32,712

Supplemental disclosures of cash flow information:
Cash paid for interest	$93,765	$94,646	$140,048

Cash paid for state and federal income taxes	$10,786	$12,754	$4,096

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Media Corp. is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media Corp. is engaged in the outdoor advertising business operating approximately 144,000 outdoor advertising displays in 44 states, Canada and Puerto Rico. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, Lamar Media operates a logo sign business in 23 states throughout the United States as well as the province of Ontario, Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising in airport terminals, on bus shelters, benches and buses in the markets it serves.

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 4, 6, 9, 10, 13, 14, 15, 16, 17, 18, 19, 20 and 21 and portions of notes 1 and 12 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this filing are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.

(b) Principles of Consolidation

The accompanying consolidated financial statements include Lamar Media Corp., its wholly owned subsidiaries, The Lamar Company, L.L.C., Lamar Central Outdoor, LLC, Lamar TRS Holdings, LLC, Lamar Advertising Southwest, Inc., Interstate Logos, L.L.C., Lamar Obie Company, LLC, Lamar Canadian Outdoor Company, Lamar Advertising of Puerto Rico, Inc. and their majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

(2) Non-cash Financing and Investing Activities

For the years ended December 31, 2015, 2014 and 2013, the Company had non-cash investing activities of $6,036, $1,900 and $4,982 related to capital expenditures and acquisitions of outdoor advertising assets. There were no significant non-cash financing activities during the years ended December 31, 2015, 2014 and 2013.

(3) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2015 and December 31, 2014:

	Estimated Life (Years)	2015		2014
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7—10	$513,832	$477,006	$499,311	$470,170
Non-competition agreement	3—15	64,514	63,453	64,062	63,192
Site locations	15	1,616,345	1,251,825	1,531,161	1,194,709
Other	5—15	13,463	13,452	13,463	13,408

		$2,208,154	$1,805,736	$2,107,997	$1,741,479
Unamortizable Intangible Assets:
Goodwill		$1,789,110	$252,667	$1,755,283	$252,667

The changes in the gross carrying amount of goodwill for the year ended December 31, 2015 are as follows:

Balance as of December 31, 2014	$1,755,283
Goodwill acquired during the year	34,275
Purchase price adjustments and other	(448)
Impairment losses	—

Balance as of December 31, 2015	$1,789,110

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(4) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2015 and 2014:

	2015	2014
Payroll	$14,943	$13,852
Interest	29,268	29,281
Accrued lease expense	33,628	35,903
Other	32,889	25,971

	$110,728	$105,007

(5) Long-term Debt

Long-term debt consists of the following at December 31, 2015 and 2014:

	2015	2014
Senior Credit Agreement	$373,750	$353,750
5 7/8% Senior Subordinated Notes	500,000	500,000
5% Senior Subordinated Notes	535,000	535,000
5 3/8% Senior Notes	510,000	510,000
Other notes with various rates and terms	734	1,145

	1,919,484	1,899,895
Less current maturities	(21,332)	(15,625)

Long-term debt excluding current maturities	$1,898,152	$1,884,270

Long-term debt matures as follows:

2016	$21,332
2017	$39,375
2018	$45,000
2019	$268,750
2020	$—
Later years	$1,545,027

(6) Income Taxes

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2015:
U.S. federal	7,686	(930)	6,756
State and local	1,746	(246)	1,500
Foreign	1,527	12,275	13,802

	$10,959	$11,099	$22,058

Year ended December 31, 2014:
U.S. federal	8,993	(151,191)	(142,198)
State and local	2,579	(4,124)	(1,545)
Foreign	692	(213)	479

	$12,264	$(155,528)	$(143,264)

Year ended December 31, 2013:
U.S. federal	$930	$21,798	$22,728
State and local	1,609	1,184	2,793
Foreign	1,553	(4,097)	(2,544)

	$4,092	$18,885	$22,977

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The income tax provision for the year ended December 31, 2014 is net of the deferred tax benefit due to REIT conversion of approximately $153,472. As of December 31, 2015 and December 31, 2014, the Company had income taxes payable of $524 and $308, respectively, included in accrued expenses.

The U.S. and foreign components of earnings before income taxes are as follows:

	2015	2014	2013
U.S.	$283,107	$144,643	$62,841
Foreign	1,854	(872)	474

Total	$284,961	$143,771	$63,315

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 35 percent to income before taxes is as follows:

	2015	2014	2013
Income tax expense at U.S. federal statutory rate	$99,736	$50,320	$22,160
Tax adjustment related to REIT (a)	(92,189)	(45,012)	—
State and local income taxes, net of federal income tax benefit	1,180	1,017	3,601
Book expenses not deductible for tax purposes	2,117	2,061	1,351
Stock-based compensation	66	(33)	65
Valuation allowance (b)	13,818	—	(1,094)
Rate Change (c)	90	91	(2,565)
Deferred tax adjustment due to REIT conversion	—	(153,472)	—
Other differences, net	(2,760)	1,764	(541)

Income tax expense	$22,058	$(143,264)	$22,977

(a)	Includes dividend paid deduction of $83,866 and $63,058 for the tax years ended 2015 and 2014, respectively.
(b)	In 2015, Puerto Rico’s “Act 72 of 2015” was signed into law. Under the enacted legislation, significant changes to the 2011 Internal Revenue Code rendered the Company’s tax planning strategy to provide a source of taxable income to support recognition of deferred tax assets in Puerto Rico no longer feasible. As a result, a non-cash valuation allowance of $13,818 was recorded to income tax expense due to our limited ability to utilize the Puerto Rico deferred tax assets in future years.
(c)	In 2013, the “Tax Burden Adjustment and Redistribution Act” was signed into law. Under the enacted legislation, the Puerto Rico corporate income tax rate was increased to 39% from 30%. As a result, a non-cash benefit of $2,479 to income tax expense was recorded for the increase of the Puerto Rico net deferred tax asset. Also in 2013, British Columbia Bill 2 was signed into law. The enacted legislation increased the general corporate income tax rate to 11% from 10%. As a result, a non-cash benefit of $86 to income tax expense was recorded for the increase of the Canadian net deferred tax asset.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$722	$255
Accrued liabilities not deducted for tax purposes	4,362	4,703
Asset retirement obligation	97	79
Net operating loss carry forwards	12,762	11,881
Tax credit carry forwards	155	209
Charitable contributions carry forward	6	9
Property, plant and equipment	1,080	65
Investment in partnership	246	354

Gross deferred tax assets	19,430	17,555
Less: valuation allowance	(13,827)	(9)

Net deferred tax assets	5,603	17,546

Deferred tax liabilities:
Intangibles	(6,303)	(4,321)

Gross deferred tax liabilities	(6,303)	(4,321)

Net deferred tax (liabilities) assets	(700)	$13,225

Classification in the consolidated balance sheets:
Current deferred tax assets	$1,352	$729
Noncurrent deferred tax assets	—	12,496
Noncurrent deferred tax liabilities	(2,052)	—

Net deferred tax (liabilities) assets	$(700)	$13,225

As of December 31, 2015, we have approximately $122,078 of U.S. net operating loss carry forwards to offset future taxable income. Of this amount, $4,011 is subject to an IRC §382 limitation. These carry forwards expire between 2020 and 2032. In addition, we have $19,593 of various credits available to offset future U.S. federal income tax.

As of December 31, 2015, we have approximately $450,573 state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $201 of various credits available to offset future state income tax. There was no valuation allowance related to state net operating loss carry forwards as of December 31, 2015 and December 31, 2014. The net change in the total state valuation allowance for each of the years ended December 31, 2014, and 2013 was a decrease of $1,751 and $1,085, respectively. There was no net charge in the total state valuation allowance for the year ended December 31, 2015. The decrease in 2014 was primarily due to the adjustment of deferred tax assets and related to valuation allowance for assets and liabilities of REIT operations no longer subject to state income taxes at the REIT level, which had the effect of valuing these assets at an expected rate of 0%.

During 2015 we generated $2,156 of Puerto Rico net operating losses. As of December 31, 2015, we had approximately $30,523 of Puerto Rico net operating loss carry forwards before valuation allowances. These Puerto Rico net operating losses are available to offset future taxable income. These carry forwards expire between 2016 and 2025. In addition, we have $155 of alternative minimum tax credits available to offset future Puerto Rico income tax.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings and significant changes in Puerto Rico tax legislation, the Company will not generate the minimum amount of future taxable income to support the realization of the deferred tax assets. As a result, management has determined that a valuation allowance related to Puerto Rico net operating loss carry forwards and other deferred tax assets is necessary. The valuation allowance for these deferred tax assets as of December 31, 2015 and 2014 was $13,827 and $9, respectively. The net change in the total valuation allowance for the years ended December 31, 2015 and 2014 was an increase of $13,818. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry forward period increase.

We have not recognized a deferred tax liability of approximately $9,041 for the undistributed earnings of our Canadian operations that arose in 2015 and prior years as management considers these earnings to be indefinitely invested outside the U.S. As of December 31, 2015, the undistributed earnings of these subsidiaries were approximately $25,831.

Under ASC 740, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. As of December 31, 2015 and 2014, we do not have any unrecognized tax benefits that, if recognized in future periods, would impact our effective tax rate.

We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years prior to 2012, or for any U.S. state income tax audit prior to 2007. The IRS has completed a review of the 2013 income tax return.    With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2012 and 2011, respectively.

(7) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.

As of December 31, 2015 and December 31, 2014, there was a payable to Lamar Advertising Company, its parent, in the amount of $6,259 and $6,955, respectively.

Effective December 31, 2015 and December 31, 2014, Lamar Advertising Company contributed $52,263 and $38,201, respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.

(8) Quarterly Financial Data (Unaudited)

The tables below represent the balances for the selected quarterly financial data of the Company for each reporting period in the years ended December 31, 2015 and 2014.

	Year 2015 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$302,477	$344,249	$350,701	$355,969
Net revenues less direct advertising expenses	$189,245	$228,298	$229,025	$233,068
Net income	$40,804	$59,449	$86,043	$76,607

	Year 2014 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$284,933	$330,433	$334,998	$336,696
Net revenues less direct advertising expenses	$173,425	$216,156	$222,610	$221,600
Net (loss) income	$(4,778)	$15,480	$35,103	$241,230

SCHEDULE II

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2015, 2014 and 2013

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at end of Period
Year Ended December 31, 2015
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,957	6,506	5,479	$8,984
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,994,146	66,490	2,233	$2,058,403
Year Ended December 31, 2014
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,615	5,947	5,605	$7,957
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,899,080	96,139	1,073	$1,994,146
Year Ended December 31, 2013
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,615	6,034	6,034	$7,615
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,793,476	106,533	929	$1,899,080

SCHEDULE III

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Schedule of Real Estate and Accumulated Depreciation

December 31, 2015

(In thousands)

Description (1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount (3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
319,977 Displays	—	—	$2,856,243	$(1,910,860)	Various	Various	5 to 20 years

(1)	No single asset exceeded 5% of the total gross carrying amount at December 31, 2015
(2)	This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)	Includes sites under construction

The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31, 2015	December 31, 2014
Gross real estate assets:
Balance at the beginning of the year	$2,837,442	$2,772,308
Capital expenditures on new advertising displays(4)	46,871	53,832
Capital expenditures on improvements/redevelopments of existing advertising displays	14,412	12,961
Capital expenditures other recurring	34,336	25,870
Land acquisitions(5)	13,851	4,701
Acquisition of advertising displays(6)	13,781	6,021
Assets sold or written-off	(101,912)	(37,005)
Foreign exchange	(2,538)	(1,246)

Balance at the end of the year	$2,856,243	$2,837,442

Accumulated depreciation:
Balance at the beginning of the year	$1,903,434	$1,799,325
Depreciation	100,005	135,679
Assets sold or written-off	(91,218)	(30,994)
Foreign exchange	(1,361)	(576)

Balance at the end of the year	$1,910,860	$1,903,434

(4)	Includes non-cash amounts of $2,698 and $3,126 at December 31, 2015 and 2014, respectively
(5)	Includes non-cash amounts of $200 at December 31, 2015
(6)	Includes non-cash amounts of $502 at December 31, 2015

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lamar Advertising Company

None.

Lamar Media Corp.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2015, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control Over Financial Reporting

Lamar Advertising Company

The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 45 of this combined Annual Report and is incorporated herein by reference.

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

Lamar Media Corp.

Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 74 of this combined Annual Report and is incorporated herein by reference.

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

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

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

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

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

LAMAR ADVERTISING COMPANY

February 25, 2016	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Reilly	Chief Executive Officer (Principal Executive Officer)	2/25/16
Sean E. Reilly

/s/ Keith A. Istre	Chief Financial Officer (Principal Financial and Accounting Officer)	2/25/16
Keith A. Istre

/s/ Kevin P. Reilly, Jr.	President and Director	2/25/16
Kevin P. Reilly, Jr.

/s/ Wendell S. Reilly	Director	2/25/16
Wendell S. Reilly

/s/ Stephen P. Mumblow	Director	2/25/16
Stephen P. Mumblow

/s/ John Maxwell Hamilton	Director	2/25/16
John Maxwell Hamilton

/s/ Thomas Reifenheiser	Director	2/25/16
Thomas Reifenheiser

/s/ Anna Reilly	Director	2/25/16
Anna Reilly

/s/ John E. Koerner, III	Director	2/25/16
John E. Koerner, III

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

February 25, 2016	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	President and Director	2/25/16
Kevin P. Reilly, Jr.

/s/ Sean E. Reilly	Chief Executive Officer and Director (Principal Executive Officer)	2/25/16
Sean E. Reilly

/s/ Keith A. Istre	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	2/25/16
Keith A. Istre

/s/ C. Brent McCoy	Executive Vice President of Business Development and Director	2/25/16
C. Brent McCoy

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

2(a)	Agreement and Plan of Merger by and between Lamar Advertising Company and Lamar Advertising REIT Company dated August 27, 2014.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on September 2, 2014 and incorporated herein by reference.

3(a)	Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of the State of Delaware effective as of November 18, 2014.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3(b)	Certificate of Merger, effective as of November 18, 2014.	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3(c)	Amended and Restated Bylaws of the Company, adopted as of November 18, 2014.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3(d)	Amended and Restated Certificate of Incorporation of Lamar Media.	Previously filed as Exhibit 3.2 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3(e)	Amended and Restated Bylaws of Lamar Media.	Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4(a)(1)	Specimen certificate for the shares of Class A common stock of the Company.	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

4(a)(2)	Specimen certificate for the shares of Class B common stock of the Company.	Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

4(b)(1)	Indenture, dated as of August 16, 2005, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2005 and incorporated herein by reference.

4(b)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (1-12407) filed on August 18, 2005 and incorporated herein by reference.

4(b)(3)	First Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of December 11, 2006, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(b)(4)	Release of Guaranty under the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, by the Trustee, dated as of December 30, 2005, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4.20 to Lamar Media’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12407) filed on March 15, 2006 and incorporated herein by reference.

4(b)(5)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(g)(5) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(b)(6)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-30242) filed on February 26, 2010 and incorporated herein by reference.

4(b)(7)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(b)(8)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(b)(9)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(9) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(c)(1)	Indenture, dated as of August 17, 2006, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 – Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006 and incorporated herein by reference.

4(c)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015 – Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006 and incorporated herein by reference.

4(c)(3)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(h)(3) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(c)(4)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-30242) filed on February 26, 2010 and incorporated herein by reference.

4(c)(5)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(c)(6)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(c)(7)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(d)(1)	Indenture, dated as of October 11, 2007, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 – Series C.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

4(d)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015 – Series C.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

4(d)(3)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 —Series C.	Previously filed as Exhibit 4(i)(3) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(d)(4)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-30242) filed on February 26, 2010 and incorporated herein by reference.

4(d)(5)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(d)(6)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(d)(7)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(e)(1)	Indenture, dated as of March 27, 2009, among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 27, 2009 and incorporated herein by reference.

4(e)(2)	Form of 9 3/4% Senior Exchange Notes due 2014.	Previously filed with the indenture dated March 27, 2009, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 27, 2009, and incorporated herein by reference.

4(e)(3)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(g)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(e)(4)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(g)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(e)(5)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(g)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(e)(6)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(e)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(e)(7)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(e)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(e)(8)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(e)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(e)(9)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 31, 2013, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 1-12407) filed on August 8, 2013 and incorporated herein by reference.

4(e)(10)	Supplemental Indenture to the Indenture dated as of March 27, 2009, among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 2, 2014, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4.2 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 1-12407) filed on May 7, 2014 and incorporated herein by reference.

4(f)(1)	Indenture, dated as of April 22, 2010, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010 and incorporated herein by reference.

4(f)(2)	Form of 7 7/8% Senior Subordinated Notes due 2018.	Previously filed with the Indenture dated April 22, 2010, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

4(f)(3)	Form of 7 7/8% Senior Subordinated Exchange Notes due 2018.	Previously filed with the Indenture dated April 22, 2010, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

4(f)(4)	Amendment No. 1, dated as of August 27, 2010, to the Indenture dated as of April 22, 2010 among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(h)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(f)(5)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(h)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(f)(6)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(h)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(f)(7)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(h)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(f)(8)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(f)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(f)(9)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(f)(9) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(f)(10)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(f)(10) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(f)(11)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 31, 2013, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4.2 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 1-12407) filed on August 8, 2013 and incorporated herein by reference.

4(f)(12)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 2, 2014, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4.3 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 1-12407) filed on May 7, 2014 and incorporated herein by reference.

4(g)(1)	Indenture, dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012 and incorporated herein by reference.

4(g)(2)	Form of 5 7/8% Senior Subordinated Notes due 2022.	Previously filed with the Indenture dated February 9, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

4(g)(3)	Form of 5 7/8% Senior Subordinated Exchange Notes due 2022.	Previously filed with the Indenture dated February 9, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(g)(4)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4(g)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(g)(5)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4(g)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(g)(6)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4(g)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(g)(7)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 31, 2013, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4.3 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 1-12407) filed on August 8, 2013 and incorporated herein by reference.

4(g)(8)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 2, 2014, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4.4 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 1-12407) filed on May 7, 2014 and incorporated herein by reference.

4(g)(9)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of July 28, 2015, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.	Previously filed as Exhibit 4.3 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (File No. 1-12407) filed on November 5, 2015 and incorporated herein by reference.

4(h)(1)	Indenture, dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012 and incorporated herein by reference.

4(h)(2)	Form of 5% Senior Subordinated Notes due 2023.	Previously filed with the Indenture dated October 30, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012, and incorporated herein by reference.

4(h)(3)	Form of 5% Senior Subordinated Exchange Notes due 2023.	Previously filed with the Indenture dated October 30, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012, and incorporated herein by reference.

4(h)(4)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4(h)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(h)(5)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4(h)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(h)(6)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4(h)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

4(h)(7)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 31, 2013, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4.4 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 1-12407) filed on August 8, 2013 and incorporated herein by reference.

4(h)(8)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 2, 2014, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4.5 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 1-12407) filed on May 7, 2014 and incorporated herein by reference.

4(h)(9)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of July 28, 2015, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.	Previously filed as Exhibit 4.2 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (File No. 1-12407) filed on November 5, 2015 and incorporated herein by reference.

4(i)(1)	Indenture, dated as of January 10, 2014, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5 3/8% Senior Notes due 2024.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on January 15, 2014 and incorporated herein by reference.

4(i)(2)	Form of 5 3/8% Senior Notes due 2024.	Previously filed with the Indenture dated January 10, 2014, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on January 15, 2014 and incorporated herein by reference.

4(i)(3)	Form of 5 3/8% Senior Exchange Notes due 2024.	Previously filed with the Indenture dated January 10, 2014, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on January 15, 2014 and incorporated herein by reference.

4(i)(4)

Supplemental Indenture to the Indenture dated as of January 10, 2014, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of July 28, 2015, relating to Lamar Media’s 5 3/8% Senior Subordinated Notes due 2024.

Previously filed as Exhibit 4.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (File No. 1-12407) filed on November 5, 2015 and incorporated herein by reference.

10(a)(1)*	Lamar Advertising Company 1996 Equity Incentive Plan, as amended and restated.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 24, 2013 and incorporated herein by reference.

10(a)(2)*	Form of Stock Option Agreement under the 1996 Equity Incentive Plan, as amended.	Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-30242) filed on March 10, 2005 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(a)(3)*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

10(a)(4)*	Form of Restricted Stock Agreement for Non-Employee directors.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

10(b)*	2009 Employee Stock Purchase Plan, as amended.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 29, 2012 and incorporated herein by reference.

10(c)*	Lamar Advertising Company Non-Management Director Compensation Plan.	Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

10(d)(1)*	Lamar Deferred Compensation Plan (as amended).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

10(d)(2)*	Form of Trust Agreement for the Lamar Deferred Compensation Plan.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2005 and incorporated herein by reference.

10(d)(3)*	Amendment to the Lamar Deferred Compensation Plan dated December 13, 2013.	Previously filed as Exhibit 10(d)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-30242) filed on February 27, 2014 and incorporated herein by reference.

10(e)*	Summary of Compensatory Arrangements, dated March 13, 2015.	Previously filed on the Company’s Current Report on Form 8-K (File No. 1-36756) filed on March 16, 2015 and incorporated herein by reference.

10(f)(1)	Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 3, 2010, and incorporated herein by reference.

10(f)(2)	Amendment No. 1, dated as of June 11, 2010, to the Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10(p)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-30242) filed on February 25, 2011 and incorporated herein by reference.

10(f)(3)	Amendment No. 2, dated as of November 18, 2010, to the Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10(p)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-30242) filed on February 25, 2011 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(f)(4)	Restatement Agreement, dated as of February 9, 2012, to the Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (including the Amended and Restated Credit Agreement).	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012 and incorporated herein by reference.

10(f)(5)	Amendment No. 1, dated as of October 24, 2013, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10(f)(11) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-30242) filed on February 27, 2014 and incorporated herein by reference.

10(f)(6)	Second Restatement Agreement, dated as of February 3, 2014, by and among Lamar Media, the Company, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (including the Second Amended and Restated Credit Agreement as Exhibit A thereto).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 7, 2014 and incorporated herein by reference.

10(f)(7)	Amendment No. 1, dated as of April 18, 2014, to the Second Amended and Restated Credit Agreement, dated as of February 3, 2014, by and among Lamar Media, the Company, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 22, 2014 and incorporated herein by reference.

10(f)(8)	Joinder Agreement, dated as of July 19, 2010, to the Credit Agreement dated as of April 28, 2010 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Arizona Logos, L.L.C.	Previously filed as Exhibit 10(p)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

10(f)(9)	Joinder Agreement, dated as of April 21, 2011, to the Credit Agreement dated as of April 28, 2010 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Wisconsin Logos, LLC.	Previously filed as Exhibit 10(p)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

10(f)(10)	Joinder Agreement, dated as of August 26, 2011, to the Credit Agreement dated as of April 28, 2010 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Montana Logos, LLC.	Previously filed as Exhibit 10(p)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

10(f)(11)	Joinder Agreement, dated as of November 14, 2012, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by NextMedia Northern Colorado, Inc.	Previously filed as Exhibit 10(f)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(f)(12)	Joinder Agreement, dated as of November 14, 2012, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by NextMedia Outdoor, Inc.	Previously filed as Exhibit 10(f)(9) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

10(f)(13)	Joinder Agreement, dated as of November 14, 2012, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by NMG Outdoor I Corp.	Previously filed as Exhibit 10(f)(10) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-30242) filed on February 28, 2013 and incorporated herein by reference.

10(f)(14)	Joinder Agreement, dated as of December 5, 2013, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar TRS Holdings, LLC.	Previously filed as Exhibit 10(f)(12) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-30242) filed on February 27, 2014 and incorporated herein by reference.

10(f)(15)	Joinder Agreement, dated as of December 5, 2013, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Service Company, LLC.	Previously filed as Exhibit 10(f)(13) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-30242) filed on February 27, 2014 and incorporated herein by reference.

10(f)(16)	Joinder Agreement, dated as of December 5, 2013, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Investments, LLC.	Previously filed as Exhibit 10(f)(14) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-30242) filed on February 27, 2014 and incorporated herein by reference.

10(f)(17)	Joinder Agreement, dated as of December 5, 2013, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Transit, LLC.	Previously filed as Exhibit 10(f)(15) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-30242) filed on February 27, 2014 and incorporated herein by reference.

10(g)	Registration Rights Agreement, dated as of February 9, 2012, between Lamar Media, the Guarantors named therein and the Initial Purchasers named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012 and incorporated herein by reference.

10(h)	Registration Rights Agreement, dated as of October 30, 2012, between Lamar Media, the Guarantors named therein and the Initial Purchasers named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012 and incorporated herein by reference.

10(i)	Registration Rights Agreement, dated as of January 10, 2014, between Lamar Media, the Guarantors named therein and J.P. Morgan Securities LLC, as representative for the Initial Purchasers named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on January 15, 2014 and incorporated herein by reference.

10(j)*	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company, dated as of November 18, 2014.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

11(a)	Statement regarding computation of per share earnings for the Company.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

12(a)	Statement regarding computation of ratio of earnings to fixed charges for the Company.	Filed herewith.

12(b)	Statement regarding computation of ratio of earnings to fixed charges for Lamar Media.	Filed herewith.

14(a)	Lamar Advertising Company Code of Business Conduct and Ethics.	Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-30242) filed on March 10, 2004 and incorporated herein by reference.

21(a)	Subsidiaries of the Company.	Filed herewith.

23(a)	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

31(b)	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	The following materials from the combined Annual Report of the Company and Lamar Media Corp. on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014 of the Company and Lamar Media, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 of the Company and Lamar Media, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Deficit) for the years ended December 31, 2015, 2014 and 2013 of the Company and Lamar Media, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 of the Company and Lamar Media, and (v) Notes to Consolidated Financial Statements of the Company and Lamar Media.

*	Denotes management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.