Form 10-Q
period 2016-03-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2016-05-05
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of May 1, 2016: 82,433,667

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of May 1, 2016: 14,610,365

The number of shares of Lamar Media Corp. common stock outstanding as of May 1, 2016: 100

This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

In this report, except as the context otherwise requires or as otherwise noted, “Lamar Advertising Company”, “we”, “us” and “our” refer to Lamar Advertising Company and its subsidiaries. Lamar Media Corp. is referred to herein as “Lamar Media.”

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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2015 of the Company and Lamar Media (the “2015 Combined Form 10-K”), filed on February 25, 2016 and as such risk factors may be updated or supplemented, from time to time, in our combined Quarterly Reports on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,420	$22,327
Receivables, net of allowance for doubtful accounts of $9,542 and $8,984 in 2016 and 2015, respectively	181,080	174,398
Prepaid expenses	71,119	44,437
Deferred income tax assets	1,128	1,352
Other current assets	45,510	39,218

Total current assets	327,257	281,732

Property, plant and equipment	3,225,645	3,139,239
Less accumulated depreciation and amortization	(2,058,597)	(2,044,102)

Net property, plant and equipment	1,167,048	1,095,137

Goodwill	1,705,301	1,546,594
Intangible assets	656,155	402,886
Other assets	38,751	37,395

Total assets	$3,894,512	$3,363,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,912	$17,452
Current maturities of long-term debt, net of deferred financing costs of $5,293 and $4,823 in 2016 and 2015, respectively	17,856	16,509
Accrued expenses	90,262	115,208
Deferred income	89,979	87,661

Total current liabilities	217,009	236,830

Long-term debt, net of deferred financing costs of $27,233 and $23,211 in 2016 and 2015, respectively	2,420,294	1,874,941
Deferred income tax liabilities	1,466	2,052
Asset retirement obligation	210,260	206,234
Other liabilities	24,500	22,628

Total liabilities	2,873,529	2,342,685

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2016 and 2015	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized, 82,648,355 and 82,188,372 shares issued at 2016 and 2015, respectively; 82,432,267 and 82,083,536 issued and outstanding at 2016 and 2015, respectively	83	82
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,610,365 shares issued and outstanding at 2016 and 2015	15	15
Additional paid-in capital	1,690,208	1,664,038
Accumulated comprehensive income (loss)	290	(1,178)
Accumulated deficit	(657,310)	(635,799)
Cost of shares held in treasury, 216,088 and 104,836 shares at 2016 and 2015, respectively	(12,303)	(6,099)

Stockholders’ equity	1,020,983	1,021,059

Total liabilities and stockholders’ equity	$3,894,512	$3,363,744

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2016	2015
Statements of Income
Net revenues	$338,533	$302,477

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	128,725	113,232
General and administrative expenses (exclusive of depreciation and amortization)	66,790	59,206
Corporate expenses (exclusive of depreciation and amortization)	16,026	15,391
Depreciation and amortization	51,489	49,230
Gain on disposition of assets	(11,327)	(1,836)

	251,703	235,223

Operating income	86,830	67,254
Other expense (income)
Loss on extinguishment of debt	3,142	—
Interest income	(1)	(2)
Interest expense	30,068	24,532

	33,209	24,530

Income before income tax expense	53,621	42,724
Income tax expense	2,307	2,008

Net income	51,314	40,716
Preferred stock dividends	91	91

Net income applicable to common stock	$51,223	$40,625

Earnings per share:
Basic and diluted earnings per share	$0.53	$0.42

Cash dividends declared per share of common stock	$0.75	$0.68

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	96,793,244	95,704,850
Weighted average common shares outstanding diluted	97,378,135	95,742,148
Statements of Comprehensive Income
Net income	$51,314	$40,716
Other comprehensive income (loss)
Foreign currency translation adjustments	1,468	(1,610)

Comprehensive income	$52,782	$39,106

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$51,314	$40,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,489	49,230
Stock-based compensation	3,199	3,901
Amortization included in interest expense	1,382	1,158
Gain on disposition of assets and investment	(11,327)	(1,836)
Loss on extinguishment of debt	3,142	—
Deferred tax benefit	(182)	(1,187)
Provision for doubtful accounts	1,709	1,672
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(8,410)	(1,438)
Prepaid expenses	(22,936)	(22,926)
Other assets	(3,572)	(8,787)
Increase (decrease) in:
Trade accounts payable	720	1,714
Accrued expenses	(14,211)	(10,099)
Other liabilities	(780)	2,613

Net cash provided by operating activities	51,537	54,731

Cash flows from investing activities:
Acquisitions	(502,138)	(19,647)
Capital expenditures	(20,619)	(29,041)
Proceeds from disposition of assets and investments	5,196	4,414
Decrease in notes receivable	8	4

Net cash used in investing activities	(517,553)	(44,270)

Cash flows from financing activities:
Cash used for purchase of treasury stock	(6,204)	(6,099)
Net proceeds from issuance of common stock	7,909	15,529
Principal payments on long term debt	(3,755)	(3,755)
Payment on revolving credit facility	(125,000)	(35,000)
Proceeds received from revolving credit facility	280,000	92,000
Proceeds received from note offering	400,000	—
Proceeds received from senior credit facility term A-1 loan	300,000	—
Payment on senior credit facility term A-1 loan	(300,000)	—
Debt issuance costs	(9,017)	—
Distributions to non-controlling interest	(105)	(180)
Dividends/distributions	(72,825)	(65,314)

Net cash provided by (used in) financing activities	471,003	(2,819)

Effect of exchange rate changes in cash and cash equivalents	1,106	(1,131)

Net increase in cash and cash equivalents	6,093	6,511
Cash and cash equivalents at beginning of period	22,327	26,035

Cash and cash equivalents at end of period	$28,420	$32,546

Supplemental disclosures of cash flow information:
Cash paid for interest	$31,893	$30,869

Cash paid for foreign, state and federal income taxes	$4,079	$587

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2015 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.

2. Acquisitions

During the three months ended March 31, 2016, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $511,138, of which $502,138 was in cash and $9,000 in non-cash consideration consisting principally of exchanges of outdoor advertising assets. The purchases included the acquisition of assets in five U.S. markets from Clear Channel Outdoor Holdings, Inc. for an aggregate cash purchase price of approximately $458,500. As a result of the acquisitions, a gain of $8,599 was recorded for transactions which involved the exchanges of outdoor advertising assets during the three months ended March 31, 2016.

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

Total
Property, plant and equipment	$78,571
Goodwill	158,545
Site locations	234,584
Non-competition agreements	20
Customer lists and contracts	39,294
Current assets	4,646
Current liabilities	(4,522)

$511,138

The following unaudited pro forma financial information for the Company gives effect to the 2016 and 2015 acquisitions as if they had occurred on January 1, 2015. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	Three months ended March 31,
	2016	2015
	(unaudited)
Net revenues	$340,216	$331,302
Net income applicable to common stock	$51,849	$40,956
Net income per common share — basic	$0.54	$0.43
Net income per common share — diluted	$0.54	$0.43

3. Stock-Based Compensation

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 9,000 shares of its Class A common stock during the three months ended March 31, 2016. At March 31, 2016, a total of 2,278,515 shares were available for future grants.

Stock Purchase Plan. Lamar Advertising’s 2009 Employee Stock Purchase Plan or 2009 ESPP was approved by our shareholders on May 28, 2009. The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 82,084 shares on January 1, 2016 pursuant to the automatic increase provisions of the 2009 ESPP.

The following is a summary of 2009 ESPP share activity for the period ended March 31, 2016:

Shares
Available for future purchases, January 1, 2016	279,589
Additional shares reserved under 2009 ESPP	82,084
Purchases	(33,923)

Available for future purchases, March 31, 2016	327,750

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2016 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2017. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the three months ended March 31, 2016, the Company has recorded $670 as stock-based compensation expense related to performance based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of each director’s one-year term. The Company recorded $32 as stock-based compensation expense related to these non-employee director awards for the three months ended March 31, 2016.

4. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Income and Comprehensive Income are:

	Three months ended March 31,
	2016	2015
Direct advertising expenses	$47,798	$45,085
General and administrative expenses	881	723
Corporate expenses	2,810	3,422

	$51,489	$49,230

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

5. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at March 31, 2016 and December 31, 2015:

	Estimated Life (Years)	March 31, 2016		December 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 – 10	$553,263	$480,418	$513,832	$477,006
Non-competition agreements	3 – 15	64,538	63,521	64,514	63,453
Site locations	15	1,851,909	1,270,085	1,616,345	1,251,825
Other	5 – 15	14,008	13,539	14,008	13,529

		$2,483,718	$1,827,563	$2,208,699	$1,805,813
Unamortizable Intangible Assets:
Goodwill		$1,958,837	$253,536	$1,800,130	$253,536

6. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2015	$206,234
Additions to asset retirement obligations	4,562
Accretion expense	1,069
Liabilities settled	(1,605)

Balance at March 31, 2016	$210,260

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

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of March 31, 2016 and December 31, 2015, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,506,186 and $2,487,196, respectively.

As of March 31, 2016, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein, unless, after giving effect to such distributions, (i) the total debt ratio is equal to or greater than 6.0 to 1 or (ii) the senior debt ratio is equal to or greater than 3.5 to 1. As of March 31, 2016, the total debt ratio was less than 6.0 to 1 and Lamar Media’s senior debt ratio was less than 3.5 to 1; therefore, dividends or distributions to Lamar Advertising were not subject to any additional restrictions under the senior credit facility. In addition, as of March 31, 2016 the senior credit facility allows Lamar Media to conduct its affairs in a manner that would allow Lamar Advertising to qualify and remain qualified for taxation as a REIT, including by allowing Lamar Media to make distributions to Lamar Advertising required for Lamar Advertising to qualify and remain qualified for taxation as a REIT, subject to certain restrictions.

8. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no anti-dilutive shares excluded from the calculation for the three months ended March 31, 2016 and 2015.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

9. Long-term Debt

Long-term debt consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$525,000	$6,485	$518,515
5 7/8% Senior Subordinated Notes	500,000	7,939	492,061
5% Senior Subordinated Notes	535,000	6,269	528,731
5 3/8% Senior Notes	510,000	6,148	503,852
5 3/4% Senior Notes	400,000	5,685	394,315
Other notes with various rates and terms	676	—	676

	2,470,676	32,526	2,438,150
Less current maturities	(23,149)	(5,293)	(17,856)

Long-term debt, excluding current maturities	$2,447,527	$27,233	$2,420,294

	December 31, 2015
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$373,750	$7,058	$366,692
5 7/8% Senior Subordinated Notes	500,000	8,219	491,781
5% Senior Subordinated Notes	535,000	6,451	528,549
5 3/8% Senior Notes	510,000	6,306	503,694
Other notes with various rates and terms	734	—	734

	1,919,484	28,034	1,891,450
Less current maturities	(21,332)	(4,823)	(16,509)

Long-term debt, excluding current maturities	$1,898,152	$23,211	$1,874,941

During the period ended March 31, 2016, the Company adopted the FASB’s Accounting Standards Update No. 2015-03, Interest – Imputation of interest: Simplifying the Presentation of Debt Issuance Costs. The pronouncement requires the Company to present debt issuance costs related to a note as a direct deduction from the face amount of the note presented in the balance sheet. The Company has applied the new guidance on a retrospective basis. The effects of the adoption to the Company’s Condensed Consolidated Balance Sheet as of December 31, 2015 were a decrease in total assets, current maturities of long-term debt and long term debt of $28,034, $4,823 and $23,211, respectively.

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

5 3/8% Senior Notes

On January 10, 2014, Lamar Media completed an institutional private placement of $510,000 aggregate principal amount of 5 3/8% Notes due 2024 (the “5 3/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $502,300.

Lamar Media may redeem up to 35% of the aggregate principal amount of the 5 3/8% Notes, at any time and from time to time, at a price equal to 105.375% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before January 15, 2017, provided that following the redemption, at least 65% of the 5 3/8% Notes that were originally issued remain outstanding and any such redemption occurs within 120 days following the closing of any such public offering. At any time prior to January 15, 2019, Lamar Media may redeem some or all of the 5 3/8% Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon plus a make-whole premium. On or after January 15, 2019, Lamar Media may redeem the 5 3/8% Notes, in whole or in part, in cash at redemption prices specified in the 5 3/8% Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 5 3/8% Notes at a price equal to 101% of the principal amount of the 5 3/8% Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

5 3/4% Senior Notes

On January 28, 2016, Lamar Media completed an institutional private placement of $400,000 aggregate principal amount of 5 3/4% Senior Notes (the “5 3/4% Notes”) due 2026. The institutional private placement resulted in net proceeds to Lamar Media of approximately $394,500.

Lamar Media may redeem up to 35% of the aggregate principal amount of the 5 3/4% Notes, at any time and from time to time, at a price equal to 105.750% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before February 1, 2019, provided that following the redemption, at least 65% of the 5 3/4% Notes that were originally issued remain outstanding and any such redemption occurs within 120 days following the closing of any such public equity offering. At any time prior to February 1, 2021, Lamar Media may redeem some or all of the 5 3/4% Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon plus a make-whole premium. On or after February 1, 2021, Lamar Media may redeem the 5 3/4% Notes, in whole or in part, in cash at redemption prices specified in the 5 3/4% Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 5 3/4% Notes at a price equal to 101% of the principal amount of the 5 3/4% Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

Senior Credit Facility

On January 7, 2016, Lamar Media entered into a new incremental Term A-1 loan of $300,000 to partially fund the purchase of certain Clear Channel Outdoor Holdings, Inc. assets. The Term A-1 loan was repaid in full on January 28, 2016 by using proceeds received from the issuance of the 5 3/4% Notes. For the period ended March 31, 2016, the Company incurred a loss of $3,142 related to the repayment of the Term A-1 loan.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

On February 3, 2014, Lamar Media entered into a Second Restatement Agreement (the “Second Restatement Agreement”) with the Company, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and the Lenders named therein, under which the parties agreed to amend and restate Lamar Media’s existing senior credit facility on the terms set forth in the Second Amended and Restated Credit Agreement attached as Exhibit A to the Second Restatement Agreement (such Second and Amended and Restated Credit Agreement, as subsequently amended, together with the Second Restatement Agreement being herein referred to as the “senior credit facility”). Under the Second Restatement Agreement, the senior credit facility consisted of a $400,000 revolving credit facility and a $500,000 incremental facility. Lamar Media is the borrower under the senior credit facility. We may also from time to time designate wholly owned subsidiaries as subsidiary borrowers under the incremental loan facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

On April 18, 2014, Lamar Media entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “First Amendment”) under which the parties agreed to amend Lamar Media’s existing senior credit agreement on the terms set forth therein. The First Amendment created a new $300,000 Term A Loan facility (the “Term A Loans”) and made certain other amendments. Lamar Media borrowed $300,000 in Term A Loans on April 18, 2014. The net loan proceeds of this borrowing, together with borrowings under the revolving portion of the senior credit facility and cash on hand, were used to fund the redemption and retirement of all $400,000 in outstanding principal amount of Lamar Media’s 7 7/8% Notes due 2018 on April 21, 2014. On March 4, 2016, Lamar Media entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (the “Second Amendment”) under which the parties agreed to amend Lamar Media’s existing senior credit agreement on the terms set forth therein. Among certain other amendments, the Second Amendment eliminated the $500,000 cap on incremental loans with the result that Lamar Media may borrow incremental term and revolving loans without monetary limits, so long as Lamar Advertising’s Senior Debt Ratio does not exceed 3.5 to 1.0.

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

As of March 31, 2016, there was $255,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $8,919 in letters of credit outstanding as of March 31, 2016 resulting in $136,081 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 2, 2019, and bear interest, at Lamar Media’s option, at the Adjusted LIBO Rate or the Adjusted Base Rate plus applicable margins, such margins are set at an initial rate with the possibility of a step down based on Lamar Media’s ratio of debt to trailing four quarters EBITDA, as defined in the senior credit facility.

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

The senior credit facility contains provisions that allow Lamar Media to conduct its affairs in a manner that allows Lamar Advertising to qualify and remain qualified as a REIT, including by allowing Lamar Media to make distributions to Lamar Advertising required for the Company to qualify and remain qualified for taxation as a REIT, subject to certain restrictions.

Lamar Media’s ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. Under Lamar Media’s senior credit facility the Company must maintain a specified senior debt ratio at all times and in addition, must satisfy a total debt ratio in order to incur debt, make distributions or make certain investments.

Lamar Advertising and Lamar Media were in compliance with all of the terms of their indentures and the senior credit facility provisions during the periods presented.

10. Fair Value of Financial Instruments

At March 31, 2016 and December 31, 2015, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,554,377 which exceeded the carrying amount of $2,470,676 as of March 31, 2016. The majority of the fair value is determined using observed market prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

11. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $6,868 and $6,442 for the three months ended March 31, 2016 and 2015, respectively. Net carrying value of long lived assets located in foreign countries totaled $5,719 and $5,613 as of March 31, 2016 and December 31, 2015, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

12. New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements. The amendments in this update are effective beginning January 1, 2019 with retrospective application. The Company is currently evaluating the impact of this update to determine the effect on its consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The update is designed to simplify accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for annual periods beginning January 1, 2017 with early adoption permitted. The Company does not expect the adoption of this update will have a material impact on the consolidated financial statements.

13. Dividends/Distributions

During the three months ended March 31, 2016 and March 31, 2015, the Company declared and paid distributions of its REIT taxable income of an aggregate of $72,734 or $0.75 per share and $65,223 or $0.68 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including the financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (“TRSs”) and other factors that the Board of Directors may deem relevant. During the three months ended March 31, 2016 and March 31, 2015, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock of $91 or $15.95 per share.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,920	$21,827
Receivables, net of allowance for doubtful accounts of $9,542 and $8,984 in 2016 and 2015, respectively	181,080	174,398
Prepaid expenses	71,119	44,437
Deferred income tax assets	1,128	1,352
Other current assets	45,510	39,218

Total current assets	326,757	281,232

Property, plant and equipment	3,225,645	3,139,239
Less accumulated depreciation and amortization	(2,058,597)	(2,044,102)

Net property, plant and equipment	1,167,048	1,095,137

Goodwill	1,695,150	1,536,443
Intangible assets	655,687	402,418
Other assets	33,464	32,110

Total assets	$3,878,106	$3,347,340

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$18,912	$17,452
Current maturities of long-term debt, net of deferred financing costs of $5,293 and $4,823 in 2016 and 2015, respectively	17,856	16,509
Accrued expenses	87,551	110,728
Deferred income	89,979	87,661

Total current liabilities	214,298	232,350
Long-term debt, net of deferred financing costs of $27,233 and $21,257 in 2016 and 2015, respectively	2,420,294	1,876,895
Deferred income tax liabilities	1,466	2,052
Asset retirement obligation	210,260	206,234
Other liabilities	24,500	22,628

Total liabilities	2,870,818	2,340,159

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2016 and 2015	—	—
Additional paid-in-capital	2,760,649	2,734,479
Accumulated comprehensive income (loss)	290	(1,178)
Accumulated deficit	(1,753,651)	(1,726,120)

Stockholder’s equity	1,007,288	1,007,181

Total liabilities and stockholder’s equity	$3,878,106	$3,347,340

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2016	2015
Statements of Income
Net revenues	$338,533	$302,477

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	128,725	113,232
General and administrative expenses (exclusive of depreciation and amortization)	66,790	59,206
Corporate expenses (exclusive of depreciation and amortization)	15,933	15,303
Depreciation and amortization	51,489	49,230
Gain on disposition of assets	(11,327)	(1,836)

	251,610	235,135

Operating income	86,923	67,342
Other expense (income)
Loss on extinguishment of debt	3,142	—
Interest income	(1)	(2)
Interest expense	30,068	24,532

	33,209	24,530

Income before income tax expense	53,714	42,812
Income tax expense	2,307	2,008

Net income	$51,407	$40,804

Statements of Comprehensive Income
Net income	$51,407	$40,804
Other comprehensive income (loss)
Foreign currency translation adjustments	1,468	(1,610)

Comprehensive income	$52,875	$39,194

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$51,407	$40,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,489	49,230
Stock-based compensation	3,199	3,901
Amortization included in interest expense	1,382	1,158
Gain on disposition of assets and investments	(11,327)	(1,836)
Loss on extinguishment of debt	3,142	—
Deferred tax benefit	(182)	(1,187)
Provision for doubtful accounts	1,709	1,672
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(8,410)	(1,438)
Prepaid expenses	(22,936)	(22,926)
Other assets	(3,572)	(8,787)
Increase (decrease) in:
Trade accounts payable	720	1,714
Accrued expenses	(14,211)	(10,099)
Other liabilities	(19,225)	(14,065)

Net cash provided by operating activities	33,185	38,141

Cash flows from investing activities:
Acquisitions	(502,138)	(19,647)
Capital expenditures	(20,619)	(29,041)
Proceeds from disposition of assets and investments	5,196	4,414
Decrease in notes receivable	8	4

Net cash used in investing activities	(517,553)	(44,270)

Cash flows from financing activities:
Principal payments on long-term debt	(3,755)	(3,755)
Payment on revolving credit facility	(125,000)	(35,000)
Proceeds received from revolving credit facility	280,000	92,000
Proceeds received from note offering	400,000	—
Proceeds received from senior credit facility term A-1 loan	300,000	—
Payment on senior credit facility term A-1 loan	(300,000)	—
Debt issuance costs	(9,017)	—
Distributions to non-controlling interest	(105)	(180)
Dividend to parent	(78,938)	(71,322)
Contributions from parent	26,170	32,028

Net cash provided by financing activities	489,355	13,771

Effect of exchange rate changes in cash and cash equivalents	1,106	(1,131)

Net increase in cash and cash equivalents	6,093	6,511
Cash and cash equivalents at beginning of period	21,827	25,535

Cash and cash equivalents at end of period	$27,920	$32,046

Supplemental disclosures of cash flow information:
Cash paid for interest	$31,893	$30,869

Cash paid for foreign, state and federal income taxes	$4,079	$587

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Note to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2015 Combined Form 10-K.

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 9, 10, 11 and 12 to the condensed consolidated financial statements of the Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2015 Combined Form 10-K filed on February 25, 2016, as supplemented by any risk factors contained in our combined Quarterly Reports on Form 10-Q. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2016 and 2015. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources” below. During the three months ended March 31, 2016, the Company completed eight acquisitions for a total cash purchase price of approximately $502.1 million. See—“Uses of Cash – Acquisitions” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.

The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(in thousands)
Total capital expenditures:
Billboard — traditional	$6,874	$5,809
Billboard — digital	6,548	14,262
Logos	1,431	2,942
Transit	130	130
Land and buildings	3,893	3,171
Operating equipment	1,743	2,727

Total capital expenditures	$20,619	$29,041

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

FFO is defined as net income before gains or losses from the sale or disposal of real estate assets and investments and real estate related depreciation and amortization and including adjustments to eliminate unconsolidated affiliates and non-controlling interest.

We define AFFO as FFO before (i) straight-line revenue and expense; (ii) stock-based compensation expense; (iii) non-cash portion of tax provision; (iv) non-real estate related depreciation and amortization; (v) amortization of deferred financing costs, (vi) loss on extinguishment of debt; (vii) non-recurring infrequent or unusual losses (gains); (viii) less maintenance capital expenditures; and (ix) an adjustment for unconsolidated affiliates and non-controlling interest.

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

RESULTS OF OPERATIONS

Three Months ended March 31, 2016 compared to Three Months ended March 31, 2015

Net revenues increased $36.1 million or 11.9% to $338.5 million for the three months ended March 31, 2016 from $302.5 million for the same period in 2015. This increase was attributable primarily to an increase in billboard net revenues of $28.8 million, which represents an increase of 10.8% over the same period in 2015, primarily due to the acquisition of assets in five new U.S. markets in January 2016 from Clear Channel Outdoor Holdings, Inc. In addition, logo sign revenue increased $1.2 million, which represents an increase of 6.6% over the prior period and there was a $6.1 million increase in transit revenue, which represents an increase of 34.9% over the prior period.

For the three months ended March 31, 2016, there was an $8.6 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2015, which represents an increase of 2.6%. See “Reconciliations” below. The 2.6% increase is primarily due to an increase in local sales and digital revenue for three months ended March 31, 2016, as compared to the same period in 2015. The $8.6 million increase in revenue primarily consists of an $8.2 million increase in billboard revenue and a $0.7 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2015.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $23.7 million, or 12.6% to $211.5 million for the three months ended March 31, 2016 from $187.8 million in the same period in 2015. The $23.7 million increase over the prior year is comprised of a $23.1 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $0.6 million.

Depreciation and amortization expense increased $2.3 million, or 4.6% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to amortization and depreciation on the assets acquired in the five new U.S. markets purchased in January 2016.

Due to the above factors, operating income increased to $86.8 million for the three months ended March 31, 2016 compared to $67.3 million for the same period in 2015.

During the three months ended March 31, 2016, the Company recognized a $3.1 million loss on extinguishment of debt related to the prepayment of Lamar Media’s Term A-1 loan under its senior credit facility.

Interest expense increased $5.5 million from $24.5 million for the three months ended March 31, 2015, to $30.1 million for the three months ended March 31, 2016, primarily resulting from the January 2016 issuance of Lamar Media’s $400 million in aggregate 5 3/4% Senior Notes due in 2026 (the “5 3/4% Senior Notes”).

The increases in operating income, interest expense and loss on debt extinguishment resulted in a $10.9 million increase in net income before income taxes. This increase in income resulted in an increase in income tax expense of $0.3 million for the three months ended March 31, 2016 over the same period in 2015. The effective tax rate for the three months ended March 31, 2016 was 4.3%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended March 31, 2016 of $51.3 million, as compared to net income of $40.7 million for the same period in 2015.

Reconciliations:

Because acquisitions occurring after December 31, 2014 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2015 acquisition-adjusted net revenue, which adjusts our 2015 net revenue for the three months ended March 31, 2015 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2016.

Reconciliations of 2015 reported net revenue to 2015 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2015 acquisition-adjusted net revenue to 2016 reported net revenue for the three months ended March 31, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2016	2015
	(in thousands)
Reported net revenue	$338,533	$302,477
Acquisition net revenue	—	27,426

Acquisition-adjusted net revenue	$338,533	$329,903

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase
	2016	2015
Net income	$51,314	$40,716	$10,598	26.0%
Income tax expense	2,307	2,008	299
Loss on debt extinguishment	3,142	—	3,142
Interest expense (income), net	30,067	24,530	5,537
Gain on disposition of assets	(11,327)	(1,836)	(9,491)
Depreciation and amortization	51,489	49,230	2,259
Stock-based compensation expense	3,199	3,901	(702)

Adjusted EBITDA	$130,191	$118,549	$11,642	9.8%

Adjusted EBITDA for the three months ended March 31, 2016 increased 9.8% to $130.2 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $20.6 million, and was partially offset by an increase in general administrative and corporate expenses of $8.9 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase
	2016	2015
Net income	$51,314	$40,716	$10,598	26.0%
Depreciation and amortization related to real estate	47,767	45,414	2,353
Gain from sale or disposal of real estate	(11,267)	(1,742)	(9,525)
Adjustments for unconsolidated affiliates and non-controlling interest	96	167	(71)

FFO	$87,910	$84,555	$3,355	4.0%

Straight line income	(50)	(36)	(14)
Stock-based compensation expense	3,199	3,901	(702)
Non-cash portion of tax provision	(182)	(1,187)	1,005
Non-real estate related depreciation and amortization	3,722	3,816	(94)
Amortization of deferred financing costs	1,382	1,158	224
Loss on extinguishment of debt	3,142	—	3,142
Capital expenditures – maintenance	(6,692)	(13,156)	6,464
Adjustments for unconsolidated affiliates and non-controlling interest	(96)	(167)	71

AFFO	$92,335	$78,884	$13,451	17.1%

FFO for the three months ended March 31, 2016 was $87.9 million as compared to FFO of $84.6 million for the same period in 2015. AFFO for the three months ended March 31, 2016 increased 17.1% to $92.3 million as compared to $78.9 million for the same period in 2015. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) and a reduction in capital expenditures, partially offset by increases in general and administrative expenses, corporate expenses and interest expense.

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

Sources of Cash

Total Liquidity. As of March 31, 2016 we had approximately $164.5 million of total liquidity, which is comprised of approximately $28.4 million in cash and cash equivalents and approximately $136.1 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the three months ended March 31, 2016 and 2015 our cash provided by operating activities was $51.5 million and $54.7 million, respectively. The decrease in cash provided by operating activities for the quarter ended March 31, 2016 over the same period in 2015 relates to an increase in revenues partially offset by an increase in operating expenses, (excluding depreciation and amortization) and an increase in working capital. We expect to generate cash flows from operations during 2016 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.

Note Offerings. On January 28, 2016, Lamar Media completed an institutional private placement of $400 million aggregate principal amount of its 5 3/4% Senior Notes due 2026. The institutional private placement resulted in net proceeds to Lamar Media, after payment of fees and expenses of approximately $394.5 million. Lamar Media used the proceeds of this offering to repay and retire the $300 million term A-1 loan, which it borrowed on January 7, 2016 in order to fund the acquisition of certain assets of Clear Channel Outdoor Holdings, Inc.

Credit Facilities. On January 7, 2016, Lamar Media entered into Incremental Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of February 3, 2014 with the Company, certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. The Incremental Amendment established a $300 million Term A-1 loan as a new class of incremental term loan. Lamar Media borrowed the $300 million in Term A-1 loans on January 7, 2016. The term A-1 loan was repaid in full and retired with the proceeds of an institutional private placement of senior notes on January 28, 2016. See—“Sources of Cash-Note Offerings” for more information.

Lamar Media’s Second Amended and Restated Credit Agreement dated as of February 3, 2014 (as amended, the “senior credit facility”) consists of a $400 million revolving credit facility and a $300 million Term A loan facility (the “Term A Loans”). The Term A Loans were established on April 18, 2014 under Amendment No. 1 to the Second Amended and Restated Credit Agreement. On March 4, 2016, Lamar Media entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement, which eliminated the previously existing $500 million cap on incremental loans with the result that Lamar Media may borrow incremental term and revolving loans under its senior credit facility without monetary limits, so long as Lamar Advertising’s Senior Debt Ratio does not exceed 3.5 to 1.0. Lamar Media is the borrower under the senior credit facility and may also from time to time designate wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

As of March 31, 2016, Lamar Media had approximately $136.1 million of availability under the revolving credit facility included in the senior credit facility and approximately $8.9 million in letters of credit outstanding. As of March 31, 2016, Lamar Media had $270.0 million outstanding in Term A Loans and $255.0 million outstanding under the revolving credit facility.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.

Restrictions Under Debt Securities. Lamar Media must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding $500 million 5 7/8% Senior Subordinated Notes issued in February 2012 (the “5 7/8% Senior Subordinated Notes”), $535 million 5% Senior Subordinated Notes issued in October 2012 (the “5% Senior Subordinated Notes”), $510 million 5 3/8% Senior Notes issued in January 2014 (the “5 3/8% Senior Notes”) and the $400 million 5 3/4% Senior Notes issued January 2016.

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At March 31, 2016, and currently, we were in compliance with all such tests under the senior credit facility.

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

Lamar Media is also restricted from incurring additional indebtedness under certain circumstances unless, after giving effect to the incurrence of such indebtedness, it is in compliance with the senior debt ratio covenant and its total debt ratio, defined as (a) total consolidated debt of Lamar Advertising and its restricted subsidiaries as of any date minus the lesser of (i) $100 million and (ii) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising and its restricted subsidiaries to (b) EBITDA, as defined below, for the most recent four fiscal quarters then ended is less than 6.0 to 1.0.

Under the senior credit facility “EBITDA” means, for any period, operating income for Lamar Advertising and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before (i) taxes, (ii) interest expense, (iii) depreciation, (iv) amortization, (v) any other non-cash income or charges accrued for such period, (vi) charges and expenses in connection with the credit facility transactions, (vii) costs and expenses of Lamar Advertising associated with the REIT conversion, provided that the aggregate amount of costs and expenses that may be added back pursuant to this clause (vii) shall not exceed $10 million in the aggregate and (viii) the amount of cost savings, operating expense reductions and other operating improvements or synergies projected by Lamar Media in good faith to be realized as a result of any acquisition, investment, merger, amalgamation or disposition within 12 months of any such acquisition, investment, merger, amalgamation or disposition, net of the amount of actual benefits realized during such period from such action: provided, (a) the aggregate amount for all such cost savings, operating expense reductions and other operating improvements or synergies shall not exceed an amount equal to 15% of EBITDA for the applicable four quarter period and (b) any such adjustment to EBITDA may only take into account cost savings, operating expense reductions and other operating improvements synergies that are (I) directly attributable to such acquisition, investment, merger, amalgamation or disposition, (II) expected to have a continuing impact on Lamar Media and its restricted subsidiaries and (III) factually supportable, in each case all as certified by the chief financial officer of Lamar Media on behalf of Lamar Media, and (ix) any loss or gain relating to amounts paid or earned in cash prior to the stated settlement date of any swap agreement that has been reflected in operating income for such period) and (except to the extent received or paid in cash by Lamar Advertising and its restricted subsidiaries, income or loss attributable to equity in affiliates for such period), excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions. For purposes of calculating EBITDA, the effect on such calculation of any adjustments required under Statement of Financial Accounting Standards No. 141R is excluded. If during any period for which EBITDA is being determined, Lamar Media shall have consummated any acquisition or disposition, EBITDA shall be determined on a pro forma basis as if such acquisition or disposition had been made or consummated on the first day of such period.

The Company believes that its current level of cash on hand, availability under the senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2016. All debt obligations are reflected on the Company’s balance sheet.

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $20.6 million for the three months ended March 31, 2016. We anticipate our 2016 total capital expenditures will be approximately $110 million.

Acquisitions. On January 7, 2016, the Company acquired the assets in five U.S. markets from Clear Channel Outdoor Holdings, Inc. for an aggregate cash purchase price of approximately $458.5 million. The cash purchase price was funded using borrowings from the Company’s revolving credit facility of $160 million and $300 million in borrowings under a Term A-1 incremental loan facility funded by JPMorgan Chase Bank, N.A. The Term A-1 loan was subsequently repaid in full and retired on January 28, 2016 using the net proceeds from Lamar Media’s issuance of $400 million in aggregate principal amount 5 3/4% Notes. See—“Sources of Cash-Note Offerings” for more information. A portion of the proceeds of the 5 3/4% Notes were applied to repay borrowings under the revolving credit facility.

The Company also completed seven additional acquisitions in the amount of $43.6 million during the first quarter of 2016, which were financed using available cash on hand or borrowings under its revolving credit facility.

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

Dividends. On February 25, 2016, Lamar Advertising Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share payable on March 31, 2016 to its stockholders of record of its Class A common stock and Class B common stock on March 16, 2016. The Company expects aggregate quarterly distributions to stockholders in 2016, including the dividend paid on March 31, 2016, will total $3.02 per common share.

As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its Taxable REIT Subsidiaries (“TRSs”) and other factors that the Board of Directors may deem relevant.

Stock Repurchase Program. On December 11, 2014, the Company announced that its Board of Directors has authorized the repurchase of up to $250 million of the Company’s Class A common stock. There were no repurchases under the repurchase program for the three months ended March 31, 2016.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements with the exception of operating leases.

Commitments and Contingencies

Debt Service and Contractual Obligations. During the three months ended March 31, 2016, our outstanding debt increased to approximately $2.44 billion, net of deferred financing costs. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under the senior credit facility. In addition, it has fixed commercial commitments. These commitments are detailed as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Long-Term Debt	$2,438.2	$17.8	$491.8	$(7.3)	$1,935.9
Interest obligations on long-term debt(1)	873.9	124.2	247.5	220.4	281.8
Billboard site and other operating leases	1,349.5	159.7	272.4	214.1	703.3

Total payments due	$4,661.6	$301.7	$1,011.7	$427.2	$2,921.0

(1)	Interest rates on our variable rate instruments are assuming rates at the March 2016 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Revolving Bank Facility(2)	$400.0	$—	$400.0	$—	$—
Standby Letters of Credit(3)	$8.9	$8.5	$0.4	$—	$—

(2)	Lamar Media had $255.0 million outstanding under the revolving facility at March 31, 2016.
(3)	The standby letters of credit are issued under Lamar Media’s revolving bank facility and reduce the availability of the facility by the same amount.

Accounting Standards Update

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements. The amendments in this update are effective beginning January 1, 2019 with retrospective application. The Company is currently evaluating the impact of this update to determine the effect on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The update is designed to simplify accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for annual periods beginning January 1, 2017 with early adoption permitted. The Company does not expect the adoption of this update will have a material impact on the consolidated financial statements.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2016 and 2015. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Three Months ended March 31, 2016 compared to Three Months ended March 31, 2015

Net revenues increased $36.1 million or 11.9% to $338.5 million for the three months ended March 31, 2016 from $302.5 million for the same period in 2015. This increase was attributable primarily to an increase in billboard net revenues of $28.8 million, which represents an increase of 10.8% over the same period in 2015, primarily due to the acquisition of assets in five new U.S. markets in January 2016 from Clear Channel Outdoor Holdings, Inc. In addition, logo sign revenue increased $1.2 million, which represents an increase of 6.6% over the prior period and there was a $6.1 million increase in transit revenue, which represents an increase of 34.9% over the prior period.

For the three months ended March 31, 2016, there was an $8.6 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2015, which represents an increase of 2.6%. See “Reconciliations” below. The 2.6% increase is primarily due to an increase in local sales and digital revenue for three months ended March 31, 2016, as compared to the same period in 2015. The $8.6 million increase in revenue primarily consists of an $8.2 million increase in billboard revenue and a $0.7 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2015.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $23.7 million, or 12.6% to $211.4 million for the three months ended March 31, 2016 from $187.7 million in the same period in 2015. The $23.7 million increase over the prior year is comprised of a $23.1 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $0.6 million.

Depreciation and amortization expense increased $2.3 million, or 4.6% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to amortization and depreciation on the assets acquired in the five new U.S. markets purchased in January 2016.

Due to the above factors, operating income increased to $86.9 million for the three months ended March 31, 2016 compared to $67.3 million for the same period in 2015.

During the three months ended March 31, 2016, Lamar Media recognized a $3.1 million loss on extinguishment of debt related to the prepayment of Lamar Media’s Term A-1 loan under its senior credit facility.

Interest expense increased $5.5 million from $24.5 million for the three months ended March 31, 2015, to $30.1 million for the three months ended March 31, 2016, primarily resulting from the January 2016 issuance of $400 million in aggregate 5 3/4% Senior Notes due in 2026.

The increases in operating income, interest expense and loss on debt extinguishment resulted in a $10.9 million increase in net income before income taxes. This increase in income resulted in an increase in income tax expense of $0.3 million for the three months ended March 31, 2016 over the same period in 2015. The effective tax rate for the three months ended March 31, 2016 was 4.3%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended March 31, 2016 of $51.4 million, as compared to net income of $40.8 million for the same period in 2015.

Reconciliations:

Because acquisitions occurring after December 31, 2014 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2015 acquisition-adjusted net revenue, which adjusts our 2015 net revenue for the three months ended March 31, 2015 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2016.

Reconciliations of 2015 reported net revenue to 2015 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2015 acquisition-adjusted net revenue to 2016 reported net revenue for the three months ended March 31, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2016	2015
	(in thousands)
Reported net revenue	$338,533	$302,477
Acquisition net revenue	—	27,426

Acquisition-adjusted net revenue	$338,533	$329,903

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)
Net income	$51,407	$40,804	$10,603	26.0%
Income tax expense	2,307	2,008	299
Loss on debt extinguishment	3,142	—	3,142
Interest expense (income), net	30,067	24,530	5,537
Gain on disposition of assets	(11,327)	(1,836)	(9,491)
Depreciation and amortization	51,489	49,230	2,259
Stock-based compensation expense	3,199	3,901	(702)

Adjusted EBITDA	$130,284	$118,637	$11,647	9.8%

Adjusted EBITDA for the three months ended March 31, 2016 increased 9.8% to $130.3 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $20.6 million, and was partially offset by an increase in general administrative and corporate expenses of $8.9 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)
Net income	$51,407	$40,804	$10,603	26.0%
Depreciation and amortization related to real estate	47,767	45,414	2,353
Gain from sale or disposal of real estate	(11,267)	(1,742)	(9,525)
Adjustments for unconsolidated affiliates and non-controlling interest	96	167	(71)

FFO	$88,003	$84,643	$3,360	4.0%

Straight line income	(50)	(36)	(14)
Stock-based compensation expense	3,199	3,901	(702)
Non-cash portion of tax provision	(182)	(1,187)	1,005
Non-real estate related depreciation and amortization	3,722	3,816	(94)
Amortization of deferred financing costs	1,382	1,158	224
Loss on extinguishment of debt	3,142	—	3,142
Capital expenditures – maintenance	(6,692)	(13,156)	6,464
Adjustments for unconsolidated affiliates and non-controlling interest	(96)	(167)	71

AFFO	$92,428	$78,972	$13,456	17.0%

FFO for the three months ended March 31, 2016 was $88.0 million as compared to FFO of $84.6 million for the same period in 2015. AFFO for the three months ended March 31, 2016 increased 17.0% to $92.4 million as compared to $79.0 million for the same period in 2015. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) and a reduction in capital expenditures, partially offset by increases in general and administrative expenses, corporate expenses and interest expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2016 and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2015 Combined Form 10-K.

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

At March 31, 2016, there was approximately $525.0 million of aggregate indebtedness outstanding under the senior credit facility or approximately 21.5% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the three months ended March 31, 2016 with respect to borrowings under the senior credit facility was $3.7 million, and the weighted average interest rate applicable to borrowings under this credit facility during the three months ended March 31, 2016 was 2.4%. Assuming that the weighted average interest rate was 200-basis points higher (that is 4.4% rather than 2.4%), then the Company’s three months ended March 31, 2016 interest expense would have increased by $2.8 million for the three months ended March 31, 2016.

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

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our combined Annual Report on Form 10-K for the year ended December 31, 2015, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock. There have been no material changes to our risk factors since our combined Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM. 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the Company’s repurchases of its securities during the three-month period ending on March 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2016	—	$—	—	$250,000,000
February 1-29, 2016	111,252	57.03	—	250,000,000
March 1-31, 2016	—	—	—	250,000,000

Three months ended March 31, 2016	111,252	$57.03	—	$250,000,000

(1)	Represents the acquisition of an aggregate of 111,252 shares of the Company’s Class A Common Stock from individuals in order to satisfy tax withholding requirements in connection with the issuance of stock awards under equity compensation plans during the first quarter.
(2)	On December 11, 2014, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $250 million of the Company’s Class A common stock. The stock repurchase program will expire on June 30, 2016 unless extended by the Board of Directors.

ITEM 6.	EXHIBITS

The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: May 5, 2016	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: May 5, 2016	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Equity Purchase Agreement dated January 7, 2016 by and among CCOI Holdco Parent I, LLC, CCOI Holdco Sub I, LLC, and Lamar Media Corp (“Lamar Media”). Previously filed as Exhibit 2.1 to the Lamar Advertising Company’s (the “Company”) Current Report on Form 8-K (File No. 1-36756) filed on January 13, 2016 and incorporated herein by reference.

2.2	Equity Purchase Agreement dated January 7, 2016 by and among CCOI Holdco Parent II, LLC, CCOI Holdco Sub II, LLC, and Lamar Media. Previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on January 13, 2016 and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of the State of Delaware effective as of November 18, 2014. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3.2	Certificate of Merger, effective as of November 18, 2014. Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3.3	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of the Company, adopted as of November 18, 2014. Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3.5	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1	Indenture, dated as of January 28, 2016, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the Form of Note and Guarantee as Exhibit A thereto). Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 1, 2016 and incorporated herein by reference.

10.1	Incremental Amendment No. 1 dated January 7, 2016 to the Second Amended and Restated Credit Agreement, dated as of February 3, 2014, as amended by and among Lamar Media, the Company, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on January 13, 2016 and incorporated herein by reference.

10.2	Registration Rights Agreement, dated as of January 28, 2016, between Lamar Media, the Guarantors named therein and J.P. Morgan Securities LLC, as representative for the Initial Purchasers named therein. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 1, 2016 and incorporated herein by reference.

10.3	Amendment No. 2, dated as of March 4, 2016, to the Second Amended and Restated Credit Agreement, dated as of February 3, 2014, as amended by and among Lamar Media, the Company, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders party thereto. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on March 8, 2016 and incorporated herein by reference.

10.4	Summary of Compensatory Arrangements. Previously filed on the Company’s Current Report on Form 8-K (File No. 1-36756) filed on March 29, 2016 and incorporated herein by reference.

12 (a)	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12 (b)	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2016 and 2015 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media.