Form 10-Q
period 2016-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2016-08-09
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of August 1, 2016: 82,848,234

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of August 1, 2016: 14,610,365

The number of shares of Lamar Media Corp. common stock outstanding as of August 1, 2016: 100

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

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,737	$22,327
Receivables, net of allowance for doubtful accounts of $10,209 and $8,984 in 2016 and 2015, respectively	207,435	174,398
Prepaid lease expenses	71,362	44,437
Deferred income tax assets	1,155	1,352
Other current assets	41,964	39,218
Total current assets	363,653	281,732
Property, plant and equipment	3,260,640	3,139,239
Less accumulated depreciation and amortization	(2,079,222)	(2,044,102)
Net property, plant and equipment	1,181,418	1,095,137
Goodwill	1,705,099	1,546,594
Intangible assets	623,832	402,886
Other assets	38,519	37,395
Total assets	$3,912,521	$3,363,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,444	$17,452
Current maturities of long-term debt, net of deferred financing costs of $5,344 and $4,823 in 2016 and 2015, respectively	23,369	16,509
Accrued expenses	113,744	115,208
Deferred income	113,122	87,661
Total current liabilities	268,679	236,830
Long-term debt, net of deferred financing costs of $25,969 and $23,211 in 2016 and 2015, respectively	2,369,308	1,874,941
Deferred income tax liabilities	2,035	2,052
Asset retirement obligation	210,249	206,234
Other liabilities	22,519	22,628
Total liabilities	2,872,790	2,342,685
Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2016 and 2015	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized; 82,844,623 and 82,188,372 shares issued at 2016 and 2015, respectively; 82,628,535 and 82,083,536 issued and outstanding at 2016 and 2015, respectively	83	82
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,610,365 shares issued and outstanding at 2016 and 2015	15	15
Additional paid-in capital	1,700,039	1,664,038
Accumulated comprehensive income (loss)	301	(1,178)
Accumulated deficit	(648,404)	(635,799)
Cost of shares held in treasury, 216,088 and 104,836 shares at 2016 and 2015, respectively	(12,303)	(6,099)
Stockholders’ equity	1,039,731	1,021,059
Total liabilities and stockholders’ equity	$3,912,521	$3,363,744

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Statements of Income
Net revenues	$387,528	$344,249	$726,061	$646,726
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	132,725	115,951	261,450	229,183
General and administrative expenses (exclusive of depreciation and amortization)	66,457	60,729	133,247	119,935
Corporate expenses (exclusive of depreciation and amortization)	20,047	19,689	36,073	35,080
Depreciation and amortization	51,933	48,725	103,422	97,955
Gain on disposition of assets	(705)	(191)	(12,032)	(2,027)
	270,457	244,903	522,160	480,126
Operating income	117,071	99,346	203,901	166,600
Other expense (income)
Loss on extinguishment of debt	56	—	3,198	—
Interest income	(3)	(24)	(4)	(26)
Interest expense	31,299	24,712	61,367	49,244
	31,352	24,688	64,561	49,218
Income before income tax expense	85,719	74,658	139,340	117,382
Income tax expense	3,810	15,298	6,117	17,306
Net income	81,909	59,360	133,223	100,076
Cash dividends declared and paid on preferred stock	91	91	182	182
Net income applicable to common stock	$81,818	$59,269	$133,041	$99,894
Earnings per share:
Basic earnings per share	$0.84	$0.61	$1.37	$1.04
Diluted earnings per share	$0.84	$0.61	$1.36	$1.04
Cash dividends declared per share of common stock	$0.75	$0.69	$1.50	$1.37
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	97,121,619	96,405,105	96,956,535	96,056,912
Weighted average common shares outstanding diluted	97,731,467	96,482,919	97,523,379	96,115,587
Statements of Comprehensive Income
Net income	$81,909	$59,360	$133,223	$100,076
Other comprehensive income (loss)
Foreign currency translation adjustments	11	407	1,479	(1,203)
Comprehensive income	$81,920	$59,767	$134,702	$98,873

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$133,223	$100,076
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	103,422	97,955
Stock-based compensation	11,292	11,387
Amortization included in interest expense	2,661	2,324
Gain on disposition of assets and investments	(12,032)	(2,027)
Loss on extinguishment of debt	3,198	—
Deferred tax expense	359	10,878
Provision for doubtful accounts	3,540	3,986
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(36,639)	(18,419)
Prepaid lease expenses	(22,945)	(22,798)
Other assets	2,244	(5,324)
Increase (decrease) in:
Trade accounts payable	152	1,856
Accrued expenses	3,187	(4,301)
Other liabilities	19,363	12,624
Net cash provided by operating activities	211,025	188,217
Cash flows from investing activities:
Acquisitions	(506,147)	(59,389)
Capital expenditures	(51,513)	(56,365)
Proceeds from disposition of assets and investments	6,734	5,692
Decrease (increase) in notes receivable	13	(15)
Net cash used in investing activities	(550,913)	(110,077)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(6,204)	(6,099)
Net proceeds from issuance of common stock	14,882	22,084
Principal payments on long term debt	(9,385)	(7,510)
Payment on revolving credit facility	(233,000)	(107,000)
Proceeds received from revolving credit facility	347,000	155,000
Proceeds received from note offering	400,000	—
Payment on senior credit facility term A-1 loan	(300,000)	—
Proceeds received from senior credit facility term A-1 loan	300,000	—
Debt issuance costs	(9,140)	—
Distributions to non-controlling interest	(210)	(360)
Dividends/distributions	(145,828)	(131,995)
Net cash provided by (used in) financing activities	358,115	(75,880)
Effect of exchange rate changes in cash and cash equivalents	1,183	(840)
Net increase in cash and cash equivalents	19,410	1,420
Cash and cash equivalents at beginning of period	22,327	26,035
Cash and cash equivalents at end of period	$41,737	$27,455
Supplemental disclosures of cash flow information:
Cash paid for interest	$48,664	$46,906
Cash paid for foreign, state and federal income taxes	$7,906	$7,453

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2015 Combined Form 10-K as updated by the Company and Lamar Media’s Current Report on Form 8-K, filed on July 11, 2016. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.

2. Acquisitions

During the six months ended June 30, 2016, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $515,147, of which $506,147 was in cash and $9,000 in non-cash consideration consisting principally of exchanges of outdoor advertising assets.  The purchases included the acquisition of assets in five U.S. markets from Clear Channel Outdoor Holdings, Inc. for an aggregate cash purchase price of approximately $458,500.  As a result of the acquisitions, a gain of $8,599 was recorded for transactions which involved the exchanges of outdoor advertising assets during the six months ended June 30, 2016.

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

Total
Property, plant and equipment	$93,814
Goodwill	158,341
Site locations	222,176
Non-competition agreements	40
Customer lists and contracts	39,294
Current assets	4,674
Other assets	2,046
Current liabilities	(5,238)
$515,147

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)
Net revenues	$387,528	$374,956	$727,744	$706,258
Net income applicable to common stock	$81,812	$57,743	$133,473	$93,923
Net income per common share — basic	$0.84	$0.60	$1.38	$0.98
Net income per common share — diluted	$0.84	$0.60	$1.37	$0.98

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 72,000 shares of its Class A common stock during the six months ended June 30, 2016. At June 30, 2016 a total of 1,472,993 shares were available for future grant.

Stock Purchase Plan. Lamar Advertising’s 2009 Employee Stock Purchase Plan or 2009 ESPP  was approved by our shareholders on May 28, 2009.  The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 82,084 shares on January 1, 2016 pursuant to the automatic increase provisions of the 2009 ESPP.

The following is a summary of 2009 ESPP share activity for the six months ended June 30, 2016:

Shares
Available for future purchases, January 1, 2016	279,589
Additional shares reserved under 2009 ESPP	82,084
Purchases	(59,159)
Available for future purchases, June 30, 2016	302,514

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2016 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2017. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the six months ended June 30, 2016, the Company has recorded $5,960 as stock-based compensation expense related to performance-based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of the directors’ one year term. The Company recorded a $255 stock-based compensation expense related to these awards for the six months ended June 30, 2016.

4. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Income and Comprehensive Income are:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Direct advertising expenses	$48,267	$44,805	$96,065	$89,890
General and administrative expenses	902	834	1,783	1,557
Corporate expenses	2,764	3,086	5,574	6,508
	$51,933	$48,725	$103,422	$97,955

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

5. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at June 30, 2016 and December 31, 2015:

	Estimated	June 30, 2016		December 31, 2015
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$553,265	$483,733	$513,832	$477,006
Non-competition agreements	3—15	64,558	63,582	64,514	63,453
Site locations	15	1,839,513	1,286,650	1,616,345	1,251,825
Other	5—15	14,008	13,547	14,008	13,529
		$2,471,344	$1,847,512	$2,208,699	$1,805,813
Unamortizable intangible assets:
Goodwill		$1,958,635	$253,536	$1,800,130	$253,536

6. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2015	$206,234
Additions to asset retirement obligations	4,662
Accretion expense	2,143
Liabilities settled	(2,790)
Balance at June 30, 2016	$210,249

7. Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2016 and December 31, 2015, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,574,826 and $2,487,196, respectively.

As of June 30, 2016, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein, unless, after giving effect to such distributions, (i) the total debt ratio is equal to or greater than 6.0 to 1 or (ii) the senior debt ratio is equal to or greater than 3.5 to 1. As of June 30, 2016, the total debt ratio was less than 6.0 to 1 and Lamar Media’s senior debt ratio was less than 3.5 to 1; therefore, dividends or distributions to Lamar Advertising were not subject to any additional restrictions under the senior credit facility. In addition, as of June 30, 2016 the senior credit facility allows Lamar Media to conduct its affairs in a manner that would allow Lamar Advertising to qualify and remain qualified for taxation as a REIT, including by allowing Lamar Media to make distributions to Lamar Advertising required for Lamar Advertising to qualify and remain qualified for taxation as a REIT, subject to certain restrictions.

8. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and six months ended June 30, 2016 or 2015.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

9. Long-term Debt

Long-term debt consists of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$478,375	$5,913	$472,462
5 7/8% Senior Subordinated Notes	500,000	7,654	492,346
5% Senior Subordinated Notes	535,000	6,084	528,916
5 3/8% Senior Notes	510,000	5,988	504,012
5 3/4% Senior Notes	400,000	5,674	394,326
Other notes with various rates and terms	615	—	615
	2,423,990	31,313	2,392,677
Less current maturities	(28,713)	(5,344)	(23,369)
Long-term debt, excluding current maturities	$2,395,277	$25,969	$2,369,308

	December 31, 2015
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$373,750	$7,058	$366,692
5 7/8% Senior Subordinated Notes	500,000	8,219	491,781
5% Senior Subordinated Notes	535,000	6,451	528,549
5 3/8% Senior Notes	510,000	6,306	503,694
Other notes with various rates and terms	734	—	734
	1,919,484	28,034	1,891,450
Less current maturities	(21,332)	(4,823)	(16,509)
Long-term debt, excluding current maturities	$1,898,152	$23,211	$1,874,941

During the six months ended June 30, 2016, the Company adopted the FASB’s Accounting Standards Update No. 2015-03, Interest – Imputation of interest: Simplifying the Presentation of Debt Issuance Costs.  The pronouncement requires the Company to present debt issuance costs related to a note as a direct deduction from the face amount of the note presented in the balance sheet.  The Company has applied the new guidance on a retrospective basis.  The effects of the adoption to the Company’s Condensed Consolidated Balance Sheet as of December 31, 2015 were a decrease in total assets, current maturities of long-term debt and long term debt of $28,034, $4,823 and $23,211, respectively.

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

5 3/8% Senior Notes

On January 10, 2014, Lamar Media completed an institutional private placement of $510,000 aggregate principal amount of 5 3/8% Senior Notes due 2024 (the “5 3/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $502,300.

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

5 3/4% Senior Notes

On January 28, 2016, Lamar Media completed an institutional private placement of $400,000 aggregate principal amount of 5 3/4% Senior Notes due 2026 (the “5 3/4 % Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $394,500.

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

Senior Credit Facility

On January 7, 2016, Lamar Media entered into a new incremental Term A-1 loan of $300,000 to partially fund the purchase of certain Clear Channel Outdoor Holdings, Inc. assets.  The Term A-1 loan was repaid in full on January 28, 2016 by using proceeds received from the issuance of the 5 3/4% Notes.  For the six months ended June 30, 2016, the Company incurred a loss of $3,198 related to the repayment of the Term A-1  loan.

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

The Term A Loans began amortizing on June 30, 2014 in quarterly installments on each September 30, December 31, March 31, and June 30 thereafter, as follows:

Principal Payment Date	Principal Amount
September 30, 2016- March 31, 2017	$5,625
June 30, 2017-December 31, 2018	$11,250
Term A Loan Maturity Date	$168,750

The Term A Loans bear interest at rates based on the Adjusted LIBO Rate (“Eurodollar loans”) or the Adjusted Base Rate (“Base Rate loans”), at Lamar Media’s option. Eurodollar loans bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 2.0% (or the Adjusted LIBO Rate plus 1.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). Base Rate loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 1.00% (or the Adjusted Base Rate plus 0.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). The revolving credit facility bears interest at rates based on the Adjusted LIBO Rate (“Eurodollar loans”) or the Adjusted Base Rate (“Base Rate loans”), at Lamar Media’s option. Eurodollar loans bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 2.25% (or the Adjusted LIBO Rate plus 2.00% at any time the Total Debt Ratio is less than or equal to 4.25 to 1; or the Adjusted LIBO Rate plus 1.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). Base Rate loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 1.25% (or the Adjusted Base Rate plus 1.0% at any time the total debt ratio is less than or equal to 4.25 to 1; or the Adjusted Base Rate plus 0.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). The guarantees, covenants, events of default and other terms of the senior credit facility apply to the Term A Loans and revolving credit facility.

As of June 30, 2016, there was $214,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $9,061 in letters of credit outstanding as of June 30, 2016 resulting in $176,939 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 2, 2019, and bear interest, at Lamar Media’s option, at the Adjusted LIBO Rate or the Adjusted Base Rate plus applicable margins, such margins are set at an initial rate with the possibility of a step down based on Lamar Media’s ratio of debt to trailing four quarters EBITDA, as defined in the senior credit facility.

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

10. Fair Value of Financial Instruments

At June 30, 2016 and December 31, 2015, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $2,490,313 which exceeded the carrying amount of $2,423,990 as of June 30, 2016. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

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

12. Dividends/Distributions

During the three months ended June 30, 2016 and June 30, 2015, the Company declared and paid cash distributions of its REIT taxable income in an aggregate amount of $72,912 or $0.75 per share and $66,590 or $0.69 per share, respectively. During the six months ended June 30, 2016 and June 30, 2015, the Company declared and paid cash distributions of its REIT taxable income in an aggregate amount of $145,646 or $1.50 per share and $131,813 or $1.37 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs) and other factors that the Board of Directors may deem relevant. During the three months ended June 30, 2016 and June 30, 2015, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share. During the six months ended June 30, 2016 and June 30, 2015, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $182 or $31.90 per share.

13. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $15,587 and $15,259 for the six months ended June 30, 2016 and 2015, respectively. Net carrying value of long lived assets located in foreign countries totaled $5,624 and $5,613 as of June 30, 2016 and December 31, 2015, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,237	$21,827
Receivables, net of allowance for doubtful accounts of $10,209 and $8,984 in 2016 and 2015, respectively	207,435	174,398
Prepaid lease expenses	71,362	44,437
Deferred income tax assets	1,155	1,352
Other current assets	41,964	39,218
Total current assets	363,153	281,232
Property, plant and equipment	3,260,640	3,139,239
Less accumulated depreciation and amortization	(2,079,222)	(2,044,102)
Net property, plant and equipment	1,181,418	1,095,137
Goodwill	1,694,948	1,536,443
Intangible assets	623,364	402,418
Other assets	33,232	32,110
Total assets	$3,896,115	$3,347,340
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$18,444	$17,452
Current maturities of long-term debt, net of deferred financing costs of $5,344 and $4,823 in 2016 and 2015, respectively	23,369	16,509
Accrued expenses	110,854	110,728
Deferred income	113,122	87,661
Total current liabilities	265,789	232,350
Long-term debt, net of deferred financing costs of $25,969 and $21,257 in 2016 and 2015, respectively	2,369,308	1,876,895
Deferred income tax liabilities	2,035	2,052
Asset retirement obligation	210,249	206,234
Other liabilities	22,519	22,628
Total liabilities	2,869,900	2,340,159
Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2016 and 2015	—	—
Additional paid-in-capital	2,770,479	2,734,479
Accumulated comprehensive income (loss)	301	(1,178)
Accumulated deficit	(1,744,565)	(1,726,120)
Stockholder’s equity	1,026,215	1,007,181
Total liabilities and stockholder’s equity	$3,896,115	$3,347,340

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Statements of Income
Net revenues	$387,528	$344,249	$726,061	$646,726
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	132,725	115,951	261,450	229,183
General and administrative expenses (exclusive of depreciation and amortization)	66,457	60,729	133,247	119,935
Corporate expenses (exclusive of depreciation and amortization)	19,958	19,600	35,891	34,903
Depreciation and amortization	51,933	48,725	103,422	97,955
Gain on disposition of assets	(705)	(191)	(12,032)	(2,027)
	270,368	244,814	521,978	479,949
Operating income	117,160	99,435	204,083	166,777
Other expense (income)
Loss on extinguishment of debt	56	—	3,198	—
Interest income	(3)	(24)	(4)	(26)
Interest expense	31,299	24,712	61,367	49,244
	31,352	24,688	64,561	49,218
Income before income tax expense	85,808	74,747	139,522	117,559
Income tax expense	3,810	15,298	6,117	17,306
Net income	$81,998	$59,449	$133,405	$100,253
Statements of Comprehensive Income
Net income	$81,998	$59,449	$133,405	$100,253
Other comprehensive income (loss)
Foreign currency translation adjustments	11	407	1,479	(1,203)
Comprehensive income	$82,009	$59,856	$134,884	$99,050

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$133,405	$100,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,422	97,955
Stock-based compensation	11,292	11,387
Amortization included in interest expense	2,661	2,324
Gain on disposition of assets and investments	(12,032)	(2,027)
Loss on extinguishment of debt	3,198	—
Deferred tax expense	359	10,878
Provision for doubtful accounts	3,540	3,986
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(36,639)	(18,419)
Prepaid lease expenses	(22,945)	(22,798)
Other assets	2,244	(5,324)
Increase (decrease) in:
Trade accounts payable	152	1,856
Accrued expenses	3,187	(4,301)
Other liabilities	(2,119)	(6,834)
Net cash provided by operating activities	189,725	168,936
Cash flows from investing activities:
Acquisitions	(506,147)	(59,389)
Capital expenditures	(51,513)	(56,365)
Proceeds from disposition of assets and investments	6,734	5,692
Decrease (increase) in notes receivable	13	(15)
Net cash used in investing activities	(550,913)	(110,077)
Cash flows from financing activities:
Principal payments on long-term debt	(9,385)	(7,510)
Payment on revolving credit facility	(233,000)	(107,000)
Proceeds received from revolving credit facility	347,000	155,000
Proceeds received from note offering	400,000	—
Payment on senior credit facility term A-1 loan	(300,000)	—
Proceeds received from senior credit facility term A-1 loan	300,000	—
Debt issuance costs	(9,140)	—
Distributions to non-controlling interest	(210)	(360)
Contributions from parent	36,000	41,184
Dividend to parent	(151,850)	(137,913)
Net cash provided by (used in) financing activities	379,415	(56,599)
Effect of exchange rate changes in cash and cash equivalents	1,183	(840)
Net increase in cash and cash equivalents	19,410	1,420
Cash and cash equivalents at beginning of period	21,827	25,535
Cash and cash equivalents at end of period	$41,237	$26,955
Supplemental disclosures of cash flow information:
Cash paid for interest	$48,664	$46,906
Cash paid for foreign, state and federal income taxes	$7,906	$7,453

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2015 Combined Form 10-K as updated by the Company and Lamar Media’s Current Report on Form 8-K, filed on July 11, 2016.

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 9, 10, 11 and 13 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

2. Summarized Financial Information of Subsidiaries

In the filing of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, which was originally filed with the SEC on August 6, 2015, we omitted certain required disclosures under SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Accordingly, we have revised our financial statement footnotes to correct this immaterial error of omission and include the information presented below. This revision was determined to be immaterial to the financial statements previously presented.

Separate condensed consolidating financial information for Lamar Media, subsidiary guarantors and non-guarantor subsidiaries are presented below. Lamar Media and its subsidiary guarantors have fully and unconditionally guaranteed Lamar Media’s obligations with respect to its publicly issued notes. All guarantees are joint and several. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The following condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes. The condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Lamar Media’s subsidiary guarantors are not included because the guarantees are full and unconditional and the subsidiary guarantors are 100% owned and jointly and severally liable for Lamar Media’s outstanding publicly issued notes. The accounts for all companies reflected herein are presented using the equity method of accounting for investments in subsidiaries.

LAMAR MEDIA CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited) (In Thousands, Except for Share Data) Condensed Consolidating Balance Sheet as of June 30, 2016
(in thousands)

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$20,648	$309,644	$32,861	$—	$363,153
Net property, plant and equipment	—	1,159,264	22,154	—	1,181,418
Intangibles and goodwill, net	—	2,284,583	33,729	—	2,318,312
Other assets	3,459,089	11,392	247	(3,437,496)	33,232
Total assets	$3,479,737	$3,764,883	$88,991	$(3,437,496)	$3,896,115
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$23,369	$—	$—	$—	$23,369
Other current liabilities	39,310	178,396	24,714	—	242,420
Total current liabilities	62,679	178,396	24,714	—	265,789
Long-term debt	2,369,308	—	—	—	2,369,308
Other noncurrent liabilities	21,535	212,671	53,211	(52,614)	234,803
Total liabilities	2,453,522	391,067	77,925	(52,614)	2,869,900
Stockholders’ equity	1,026,215	3,373,816	11,066	(3,384,882)	1,026,215
Total liabilities and stockholders’ equity	$3,479,737	$3,764,883	$88,991	$(3,437,496)	$3,896,115

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Balance Sheet as of December 31, 2015
(in thousands)

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated

ASSETS
Total current assets	$6,086	$245,685	$29,461	$—	$281,232
Net property, plant and equipment	—	1,072,595	22,542	—	1,095,137
Intangibles and goodwill, net	—	1,904,096	34,765	—	1,938,861
Other assets	2,943,826	11,451	535	(2,923,702)	32,110
Total assets	$2,949,912	$3,233,827	$87,303	$(2,923,702)	$3,347,340
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,509	$—	$—	$—	$16,509
Other current liabilities	29,268	163,955	22,618	—	215,841
Total current liabilities	45,777	163,955	22,618	—	232,350
Long-term debt	1,876,895	—	—	—	1,876,895
Other noncurrent liabilities	20,059	210,233	53,659	(53,037)	230,914
Total liabilities	1,942,731	374,188	76,277	(53,037)	2,340,159
Stockholders’ equity	1,007,181	2,859,639	11,026	(2,870,665)	1,007,181
Total liabilities and stockholders’ equity	$2,949,912	$3,233,827	$87,303	$(2,923,702)	$3,347,340

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended June 30, 2016

(in thousands)

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$374,629	$13,883	$(984)	$387,528
Operating expenses
Direct advertising expenses (1)	—	125,417	7,950	(642)	132,725
General and administrative expenses (1)	—	63,683	2,774	—	66,457
Corporate expenses (1)	—	19,536	422	—	19,958
Depreciation and amortization	—	49,978	1,955	—	51,933
Gain on disposition of assets	—	(705)	—	—	(705)
	—	257,909	13,101	(642)	270,368
Operating income (loss)	—	116,720	782	(342)	117,160
Equity in (earnings) loss of subsidiaries	(113,354)	—	—	113,354	—
Other expenses (income)	31,356	(3)	341	(342)	31,352
Income before income tax expense	81,998	116,723	441	(113,354)	85,808
Income tax expense (2)	—	3,308	502	—	3,810
Net income (loss)	$81,998	$113,415	$(61)	$(113,354)	$81,998

Statement of Comprehensive Income
Net income (loss)	$81,998	$113,415	$(61)	$(113,354)	$81,998
Total other comprehensive income, net of tax	—	—	11	—	11
Total comprehensive income (loss)	$81,998	$113,415	$(50)	$(113,354)	$82,009

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Income and Comprehensive Income for the Three Months Ended June 30, 2015
(in thousands)

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$330,524	$14,519	$(794)	$344,249
Operating expenses
Direct advertising expenses (1)	—	109,201	7,292	(542)	115,951
General and administrative expenses (1)	—	58,413	2,316	—	60,729
Corporate expenses (1)	—	19,067	533	—	19,600
Depreciation and amortization	—	46,807	1,918	—	48,725
Gain on disposition of assets	—	(191)	—	—	(191)
	—	233,297	12,059	(542)	244,814
Operating income (loss)	—	97,227	2,460	(252)	99,435
Equity in (earnings) loss of subsidiaries	(84,157)	—	—	84,157	—
Other expenses (income)	24,708	(20)	252	(252)	24,688
Income before income tax expense	59,449	97,247	2,208	(84,157)	74,747
Income tax expense (2)	—	2,917	12,381	—	15,298
Net income (loss)	$59,449	$94,330	$(10,173)	$(84,157)	$59,449
Statement of Comprehensive Income
Net income (loss)	$59,449	$94,330	$(10,173)	$(84,157)	$59,449
Total other comprehensive income, net of tax	—	—	407	—	407
Total comprehensive income (loss)	$59,449	$94,330	$(9,766)	$(84,157)	$59,856

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Six Months Ended June 30, 2016

(in thousands)

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$702,207	$25,718	$(1,864)	$726,061
Operating expenses
Direct advertising expenses (1)	—	247,306	15,346	(1,202)	261,450
General and administrative expenses (1)	—	127,682	5,565	—	133,247
Corporate expenses (1)	—	35,184	707	—	35,891
Depreciation and amortization	—	99,667	3,755	—	103,422
(Gain) loss on disposition of assets	—	(12,265)	233	—	(12,032)
	—	497,574	25,606	(1,202)	521,978
Operating income (loss)	—	204,633	112	(662)	204,083
Equity in (earnings) loss of subsidiaries	(197,964)	—	—	197,964	—
Other expenses (income)	64,559	(4)	668	(662)	64,561
Income before income tax expense	133,405	204,637	(556)	(197,964)	139,522
Income tax expense (2)	—	5,234	883	—	6,117
Net income (loss)	$133,405	$199,403	$(1,439)	$(197,964)	$133,405

Statement of Comprehensive Income
Net income (loss)	$133,405	$199,403	$(1,439)	$(197,964)	$133,405
Total other comprehensive income, net of tax	—	—	1,479	—	1,479
Total comprehensive income (loss)	$133,405	$199,403	$40	$(197,964)	$134,884

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Six Months Ended June 30, 2015

(in thousands)

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$623,106	$25,060	$(1,440)	$646,726
Operating expenses
Direct advertising expenses (1)	—	216,483	13,635	(935)	229,183
General and administrative expenses (1)	—	115,575	4,360	—	119,935
Corporate expenses (1)	—	34,105	798	—	34,903
Depreciation and amortization	—	94,081	3,874	—	97,955
Gain on disposition of assets	—	(2,027)	—	—	(2,027)
	—	458,217	22,667	(935)	479,949
Operating income (loss)	—	164,889	2,393	(505)	166,777
Equity in (earnings) loss of subsidiaries	(149,491)	—	—	149,491	—
Other expenses (income)	49,238	(22)	507	(505)	49,218
Income before income tax expense	100,253	164,911	1,886	(149,491)	117,559
Income tax expense (2)	—	4,936	12,370	—	17,306
Net income (loss)	$100,253	$159,975	$(10,484)	$(149,491)	$100,253
Statement of Comprehensive Income
Net income (loss)	$100,253	$159,975	$(10,484)	$(149,491)	$100,253
Total other comprehensive loss, net of tax	—	—	(1,203)	—	(1,203)
Total comprehensive income (loss)	$100,253	$159,975	$(11,687)	$(149,491)	$99,050

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2016

(in thousands)

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$140,590	$239,840	$3,976	$(194,681)	$189,725
Cash flows from investing activities:
Acquisitions	—	(506,147)	—	—	(506,147)
Capital expenditures	—	(50,034)	(1,479)	—	(51,513)
Proceeds from disposition of assets and investments	—	6,734	—	—	6,734
Investment in subsidiaries	(506,147)	—	—	506,147	—
(Increase) decrease in intercompany notes receivable	486	—	—	(486)	—
Decrease in notes receivable	13	—	—	—	13
Net cash used in (provided by) investing activities	(505,648)	(549,447)	(1,479)	505,661	(550,913)
Cash flows from financing activities:
Proceeds received from revolving credit facility	347,000	—	—	—	347,000
Payment on revolving credit facility	(233,000)	—	—	—	(233,000)
Principal payments on long-term debt	(9,385)	—	—	—	(9,385)
Proceeds received from senior credit facility	300,000	—	—	—	300,000
Debt issuance costs	(9,140)	—	—	—	(9,140)
Proceeds received from note offering	400,000	—	—	—	400,000
Payment on senior credit facility	(300,000)	—	—	—	(300,000)
Intercompany loan payments	—	—	(486)	486	—
Distributions to non-controlling interest	—	—	(210)	—	(210)
Dividends (to) from parent	(151,850)	(190,672)	—	190,672	(151,850)
Contributions from (to) parent	36,000	502,138	—	(502,138)	36,000
Net cash provided by (used in) financing activities	379,625	311,466	(696)	(310,980)	379,415
Effect of exchange rate changes in cash and cash equivalents	—	—	1,183	—	1,183
Net increase in cash and cash equivalents	14,567	1,859	2,984	—	19,410
Cash and cash equivalents at beginning of period	4,955	454	16,418	—	21,827
Cash and cash equivalents at end of period	$19,522	$2,313	$19,402	$—	$41,237

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2015

(in thousands)

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$117,761	$214,215	$87	$(163,127)	$168,936
Cash flows from investing activities:
Acquisitions	—	(51,377)	(8,012)	—	(59,389)
Capital expenditures	—	(54,751)	(1,614)	—	(56,365)
Proceeds from disposition of assets and investments	—	5,692	—	—	5,692
Investment in subsidiaries	(59,389)	—	—	59,389	—
(Increase) decrease in intercompany notes receivable	(2,554)	1,584	—	970	—
(Increase) decrease in notes receivable	(15)	—	—	—	(15)
Net cash (used in) provided by investing activities	(61,958)	(98,852)	(9,626)	60,359	(110,077)
Cash flows from financing activities:
Proceeds received from revolving credit facility	155,000	—	—	—	155,000
Payment on revolving credit facility	(107,000)	—	—	—	(107,000)
Principal payments on long-term debt	(7,510)	—	—	—	(7,510)
Intercompany loan proceeds	—	—	2,554	(2,554)	—
Distributions to non-controlling interest	—	—	(360)	—	(360)
Dividends (to) from parent	(137,913)	(164,711)	—	164,711	(137,913)
Contributions from (to) parent	41,184	51,377	8,012	(59,389)	41,184
Net cash (used in) provided by financing activities	(56,239)	(113,334)	10,206	102,768	(56,599)
Effect of exchange rate changes in cash and cash equivalents	—	—	(840)	—	(840)
Net (decrease) increase in cash and cash equivalents	(436)	2,029	(173)	—	1,420
Cash and cash equivalents at beginning of period	10,689	480	14,366	—	25,535
Cash and cash equivalents at end of period	$10,253	$2,509	$14,193	$—	$26,955

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2016 and 2015. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See-“Liquidity and Capital Resources-Sources of Cash” for more information. During the six months ended June 30, 2016, the Company completed fifteen acquisitions for a total cash purchase price of approximately $506.2 million.  See-“Uses of Cash-Acquisitions” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.

The following table presents a breakdown of capitalized expenditures for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2016	2015	2016	2015
Total capital expenditures:
Billboard — traditional	$16,498	$6,880	$23,372	$12,689
Billboard — digital	8,926	15,876	15,474	30,138
Logos	1,830	2,105	3,261	5,047
Transit	86	32	216	162
Land and buildings	1,655	968	5,548	4,139
Operating equipment	1,899	1,463	3,642	4,190
Total capital expenditures	$30,894	$27,324	$51,513	$56,365

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

We define AFFO as FFO before (i) straight-line revenue and expense; (ii) stock-based compensation expense; (iii) non-cash tax expense (benefit); (iv) non-real estate related depreciation and amortization; (v) amortization of deferred financing and debt issuance costs; (vi) loss on extinguishment of debt; (vii) non-recurring infrequent or unusual losses (gains); (viii) less maintenance capital expenditures; and (ix) an adjustment for non-controlling interest.

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

Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue are not intended to replace net income or any other performance measures determined in accordance with GAAP. Neither FFO nor AFFO represent cash flows from operating activities in accordance with GAAP and, therefore, these measures should not be considered indicative of cash flows from operating activities as a measure of liquidity or of funds available to fund our cash needs, including our ability to make cash distributions. Rather, Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue are presented as we believe each is a useful indicator of our current operating performance. Specifically, we believe that these metrics are useful to an investor in evaluating our operating performance because (1) each is a key measure used by our management team for purposes of decision making and for evaluating our core operating results; (2) Adjusted EBITDA is widely used in the industry to measure operating performance as it excludes the impact of depreciation and amortization, which may vary significantly among companies, depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (3) Adjusted EBITDA, FFO and AFFO each provides investors with a meaningful measure for evaluating our period-to-period operating performance because they eliminate items that are not operational in nature and reflect the impact on operations from trends in occupancy rates, operating costs, general and administrative expenses, and interest costs; (4) acquisition-adjusted net revenue is a supplement to net revenue to enable investors to compare period over period results on a more consistent basis without the effects of acquisitions and divestures, which reflects our core performance and organic growth (if any) during the period in which the assets were owned and managed by us; and (5) each provides investors with a measure for comparing our results of operations to those of other companies.

Our measurement of Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue may not, however, be fully comparable to similarly titled measures used by other companies. Reconciliations of Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue to net income, the most directly comparable GAAP measure, have been included herein.

RESULTS OF OPERATIONS

Six Months ended June 30, 2016 compared to Six Months ended June 30, 2015

Net revenues increased $79.3 million or 12.3% to $726.1 million for the six months ended June 30, 2016 from $646.7 million for the same period in 2015. This increase was attributable primarily to an increase in billboard net revenues of $61.7 million, which represents an increase of 10.8% over the same period in 2015, primarily due to the integration of outdoor assets acquired since July 1,

2015, which included five new U.S. markets in January 2016 from Clear Channel Outdoor Holdings, Inc. In addition, logo sign revenue increased $2.6 million, which represents an increase of 7.1% over the prior period and there was a $15.0 million increase in transit revenue, which represents an increase of 39.6% over the prior period, primarily due to the acquisition of Alliance Airports in July 2015.

For the six months ended June 30, 2016, there was a $21.9 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2015, which represents an increase of 3.1%. See “Reconciliations” below. The $21.9 million increase in revenue primarily consists of a $16.9 million increase in billboard revenue, a $3.1 million increase in transit revenue and a $1.8 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2015.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $46.6 million to $430.8 million for the six months ended June 30, 2016 from $384.2 million in the same period in 2015. The $46.6 million increase over the prior year is comprised of a $45.6 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $1.0 million.

Depreciation and amortization expense increased $5.5 million, or 5.6% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to depreciation and amortization on the assets acquired in the five new U.S. markets purchased in January 2016.

Due to the above factors, operating income increased to $203.9 million for the six months ended June 30, 2016 compared to $166.6 million for the same period in 2015.

During the six months ended June 30, 2016, the Company recognized a $3.2 million loss on extinguishment of debt related to the prepayment of Lamar Media’s Term A-1 loan under its senior credit facility.

Interest expense increased $12.1 million from $49.2 million for the six months ended June 30, 2015, to $61.4 million for the six months ended June 30, 2016, primarily resulting from the January 2016 issuance of Lamar Media’s $400 million in aggregate 5 3/4% Senior Notes due in 2026 (the “5 3/4% Senior Notes”).

The increase in operating income offset by the increases in interest expense and loss on debt extinguishment resulted in a $22.0 million increase in income before income taxes. The Company recognized $6.1 million in income tax expense for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2016 is approximately 4.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the six months ended June 30, 2016 of $133.2 million, as compared to net income of $100.1 million for the same period in 2015.

Reconciliations:

Because acquisitions or dispositions occurring after December 31, 2014 (the “acquired assets”) have contributed to or reduced our net revenue results for the periods presented, we provide 2015 acquisition-adjusted net revenue, which adjusts our 2015 net revenue for the six months ended June 30, 2015 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2016.

Reconciliations of 2015 reported net revenue to 2015 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2015 acquisition-adjusted net revenue to 2016 reported net revenue for the six months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six months ended June 30,
	2016	2015
	(in thousands)
Reported net revenue	$726,061	$646,726
Acquisition net revenue	—	57,484
Adjusted totals	$726,061	$704,210

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$133,223	$100,076	$33,147	33.1%
Income tax expense	6,117	17,306	(11,189)
Loss on debt extinguishment	3,198	—	3,198
Interest expense (income), net	61,363	49,218	12,145
Gain on disposition of assets	(12,032)	(2,027)	(10,005)
Depreciation and amortization	103,422	97,955	5,467
Stock-based compensation expense	11,292	11,387	(95)
Adjusted EBITDA	$306,583	$273,915	$32,668	11.9%

Adjusted EBITDA for the six months ended June 30, 2016 increased 11.9% to $306.6 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $47.1 million, and was partially offset by an increase in general administrative and corporate expense of $14.4 million, excluding the impact of stock-based compensation expense.

 Net Income/FFO/AFFO

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$133,223	$100,076	$33,147	33.1%
Depreciation and amortization related to real estate	96,067	90,377	5,690
Gain from sale or disposal of real estate	(11,474)	(1,799)	(9,675)
Adjustments for unconsolidated affiliates and non-controlling interest	266	350	(84)
FFO	$218,082	$189,004	$29,078	15.4%
Straight line expense	277	203	74
Stock-based compensation expense	11,292	11,387	(95)
Non-cash portion of tax provision	359	10,878	(10,519)
Non-real estate related depreciation and amortization	7,355	7,578	(223)
Amortization of deferred financing costs	2,661	2,324	337
Loss on extinguishment of debt	3,198	—	3,198
Capital expenditures – maintenance	(16,937)	(24,136)	7,199
Adjustments for unconsolidated affiliates and non-controlling interest	(266)	(350)	84
AFFO	$226,021	$196,888	$29,133	14.8%

FFO for the six months ended June 30, 2016 was $218.1 million as compared to FFO of $189.0 million for the same period in 2015. AFFO for six months ended June 30, 2016 increased 14.8% to $226.0 million as compared to $196.9 million for the same period in 2015. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense), partially offset by increases in general and administrative expense, corporate expense and interest expense over the comparable period in 2015.

RESULTS OF OPERATIONS

Three Months ended June 30, 2016 compared to Three Months ended June 30, 2015

Net revenues increased $43.3 million or 12.6% to $387.5 million for the three months ended June 30, 2016 from $344.2 million for the same period in 2015. This increase was attributable primarily to an increase in billboard net revenues of $32.9 million, which represents an increase of 10.8% over the same period in 2015, primarily due to the integration of outdoor assets acquired since July 1, 2015 which included the acquisition of five new U.S. markets in January 2016 from Clear Channel Outdoor Holding, Inc. In addition, logo sign revenue increased $1.4 million, which represents an increase of 7.6% over the prior period and there was a $9.0 million increase in transit revenue, which represents an increase of 43.6% over the prior period, primarily due to the acquisition of Alliance Airports in July 2015.

For the three months ended June 30, 2016, there was a $13.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2015, which represents an increase of 3.5%. See “Reconciliations” below. The $13.2 million increase in revenue primarily consists of a $8.7 million increase in billboard revenue, a $3.5 million increase in transit revenue and a $1.0 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2015.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $22.9 million to $219.2 million for the three months ended June 30, 2016 from $196.4 million in the same period in 2015. The $22.9 million increase over the prior year is comprised of a $22.5 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $0.4 million.

Depreciation and amortization expense increased $3.2 million, or 6.6% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to depreciation and amortization on the assets acquired in the five new U.S. markets purchased in January 2016.

Due to the above factors, operating income increased to $117.1 million for the three months ended June 30, 2016 compared to $99.3 million for the same period in 2015.

Interest expense increased $6.6 million from $24.7 million for the three months ended June 30, 2015, to $31.3 million for the three months ended June 30, 2016, primarily resulting from the January 2016 issuance of Lamar Media’s $400 million in aggregate 5 3/4% Senior Notes due in 2026 (the “5 3/4% Senior Notes”).

The increase in operating income offset by the increase in interest expense resulted in an $11.1 million increase in income before income taxes. The Company recognized income tax expense of $3.8 million for the three months ended June 30, 2016. The effective tax rate for the three months ended June 30, 2016 was 4.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended June 30, 2016 of $81.9 million, as compared to net income of $59.4 million for the same period in 2015.

Reconciliations:

Because acquisitions or dispositions occurring after December 31, 2014 (the “acquired assets”) have contributed to or reduced our net revenue results for the periods presented, we provide 2015 acquisition-adjusted net revenue, which adjusts our 2015 net revenue for the three months ended June 30, 2015 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2016.

Reconciliations of 2015 reported net revenue to 2015 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2015 acquisition-adjusted net revenue to 2016 reported net revenue for the three months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended June 30,
	2016	2015
	(in thousands)
Reported net revenue	$387,528	$344,249
Acquisition net revenue	—	30,058
Adjusted totals	$387,528	$374,307

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$81,909	$59,360	$22,549	38.0%
Income tax expense	3,810	15,298	(11,488)
Loss on debt extinguishment	56	—	56
Interest expense (income), net	31,296	24,688	6,608
Gain on disposition of assets	(705)	(191)	(514)
Depreciation and amortization	51,933	48,725	3,208
Stock-based compensation expense	8,093	7,486	607
Adjusted EBITDA	$176,392	$155,366	$21,026	13.5%

Adjusted EBITDA for the three months ended June 30, 2016 increased 13.5% to $176.4 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $26.5 million, and was partially offset by increases in general administrative and corporate expenses of $5.5 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$81,909	$59,360	$22,549	38.0%
Depreciation and amortization related to real estate	48,300	44,963	3,337
Gain from sale or disposal of real estate	(207)	(57)	(150)
Adjustments for unconsolidated affiliates and non-controlling interest	170	183	(13)
FFO	$130,172	$104,449	$25,723	24.6%
Straight line expense	327	239	88
Stock-based compensation expense	8,093	7,486	607
Non-cash portion of tax provision	541	12,065	(11,524)
Non-real estate related depreciation and amortization	3,633	3,762	(129)
Amortization of deferred financing costs	1,279	1,166	113
Loss on extinguishment of debt	56	—	56
Capital expenditures – maintenance	(10,245)	(10,980)	735
Adjustments for unconsolidated affiliates and non-controlling interest	(170)	(183)	13
AFFO	$133,686	$118,004	$15,682	13.3%

FFO for the three months ended June 30, 2016 was $130.2 million as compared to FFO of $104.4 million for the same period in 2015. AFFO for the three months ended June 30, 2016 increased 13.3% to $133.7 million as compared to $118.0 million for the same period in 2015. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense), partially offset by increases in general and administrative expense, corporate expense and interest expense.

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

Sources of Cash

Total Liquidity. As of June 30, 2016 we had approximately $218.6 million of total liquidity, which is comprised of approximately $41.7 million in cash and cash equivalents and approximately $176.9 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the six months ended June 30, 2016 and 2015 our cash provided by operating activities was $211.0 million and $188.2 million, respectively. The increase in cash provided by operating activities for the six months ended June 30, 2016 over the same period in 2015 primarily relates to an increase in revenues partially offset by an increase in operating expenses, (excluding depreciation and amortization). We expect to generate cash flows from operations during 2016 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.

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

On August 1, 2016, Lamar Media commenced an offer to exchange all of its outstanding 5 3/4% Senior Notes due 2026, which are not registered under the Securities Act of 1933, as amended, for an equal principal amount of newly issued 5 3/4% Senior Notes due 2026 that have been so registered.  Lamar Media will not receive any proceeds from the exchange offer.

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

As of June 30, 2016, Lamar Media had approximately $176.9 million of availability under the revolving credit facility included in the senior credit facility and approximately $9.1 million in letters of credit outstanding. As of June 30, 2016, Lamar Media had approximately $264.4 million outstanding in Term A Loans and $214.0 million outstanding under the revolving credit facility.

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

Restrictions under Senior Credit Facility.  Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At June 30, 2016, and currently, we were in compliance with all such tests under the senior credit facility.

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

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $51.5 million for the six months ended June 30, 2016. We anticipate our 2016 total capital expenditures will be approximately $110 million.

Acquisitions. On January 7, 2016, the Company acquired the assets in five U.S. markets from Clear Channel Outdoor Holdings, Inc. for an aggregate cash purchase price of approximately $458.5 million. The cash purchase price was funded using borrowings from the Company’s revolving credit facility of $160 million and $300 million in borrowings under a Term A-1 incremental loan facility funded by JPMorgan Chase Bank, N.A. The Term A-1 loan was subsequently repaid in full and retired on January 28, 2016 using the net proceeds from Lamar Media’s issuance of $400 million in aggregate principal amount 5 3/4% Notes. See—“Sources of Cash-Note Offerings” for more information. A portion of the proceeds of the 5 3/4% Notes were applied to prepay borrowings under the revolving credit facility.

The Company also completed fourteen additional acquisitions in the amount of $47.6 million during the six months ended June 30, 2016, which were financed using available cash on hand or borrowings under its revolving credit facility.

Term A Loans. The Term A Loans mature on February 2, 2019 and began amortizing on June 30, 2014. The remaining quarterly installments scheduled to be paid on each June 30, September 30, December 31 and March 31 is as follows:

Principal Payment Date	Principal Amount
September 30, 2016-March 31, 2017	$5,625,000
June 30, 2017-December 31, 2018	$11,250,000
Term A Loan Maturity Date	$168,750,000

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

Dividends. On February 25, 2016, Lamar Advertising Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share payable on March 31, 2016 to its stockholders of record of its Class A common stock and Class B common stock on March 16, 2016. In addition, on May 26, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.75 per share payable on June 30, 2016 to its stockholders of record of its Class A common stock and Class B common stock on June 16, 2016. The Company expects aggregate quarterly distributions to stockholders in 2016, including the dividends paid on March 31, 2016 and June 30, 2016, will total $3.02 per common share.

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

Stock Repurchase Program. On December 11, 2014, the Company announced that its Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A common stock. Since its inception, there were no repurchases completed under the repurchase program, which expired on June 30, 2016.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements with the exception of operating leases.

Commitments and Contingencies

In our Quarterly Report on Form 10-Q for the three months ended March 31, 2016, Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Debt Service and Contractual Obligations,” we described our commitments and contingencies. There was no material change in our commitments and contingencies during the three months ended June 30, 2016.

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

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and six months ended June 30, 2016 and 2015. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Six Months ended June 30, 2016 compared to Six Months ended June 30, 2015

Net revenues increased $79.3 million or 12.3% to $726.1 million for the six months ended June 30, 2016 from $646.7 million for the same period in 2015. This increase was attributable primarily to an increase in billboard net revenues of $61.7 million, which represents an increase of 10.8% over the same period in 2015, primarily due to the integration of outdoor assets acquired since July 1, 2015, which included the acquisition of five new U.S. markets in January 2016 from Clear Channel Outdoor Holdings, Inc. In addition, logo sign revenue increased $2.6 million, which represents an increase of 7.1% over the prior period and there was a $15.0 million increase in transit revenue, which represents an increase of 39.6% over the prior period, primarily due to the acquisition of Alliance Airports in July 2015.

For the six months ended June 30, 2016, there was a $21.9 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2015, which represents an increase of 3.1%. See “Reconciliations” below. The $21.9 million increase in revenue primarily consists of a $16.9 million increase in billboard revenue, a $3.1 million increase in transit revenue and a $1.8 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2015.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $46.6 million to $430.6 million for the six months ended June 30, 2016 from $384.0 million in the same period in 2015. The $46.6 million increase over the prior year is comprised of a $45.6 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $1.0 million.

Depreciation and amortization expense increased $5.5 million, or 5.6% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to depreciation and amortization on the assets acquired in the five new U.S. markets purchased in January 2016.

Due to the above factors, operating income increased to $204.1 million for the six months ended June 30, 2016 compared to $166.8 million for the same period in 2015.

During the six months ended June 30, 2016, Lamar Media recognized a $3.2 million loss on extinguishment of debt related to the prepayment of its Term A-1 loan under its senior credit facility.

Interest expense increased $12.1 million from $49.2 million for the six months ended June 30, 2015, to $61.4 million for the six months ended June 30, 2016, primarily resulting from the January 2016 issuance of Lamar Media’s $400 million in aggregate 5 3/4 % Senior Notes due in 2026 (the “5 3/4% Senior Notes”).

The increase in operating income offset by the increases in interest expense and loss on debt extinguishment resulted in a $22.0 million increase in income before income taxes. Lamar Media recognized $6.1 million in income tax expense for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2016 is approximately 4.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the six months ended June 30, 2016 of $133.4 million, as compared to net income of $100.3 million for the same period in 2015.

Reconciliations:

Because acquisitions or dispositions occurring after December 31, 2014 (the “acquired assets”) have contributed to or reduced our net revenue results for the periods presented, we provide 2015 acquisition-adjusted net revenue, which adjusts our 2015 net revenue for the six months ended June 30, 2015 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2016.

Reconciliations of 2015 reported net revenue to 2015 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2015 acquisition-adjusted net revenue to 2016 reported net revenue for the six months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six months ended June 30,
	2016	2015
	(in thousands)
Reported net revenue	$726,061	$646,726
Acquisition net revenue	—	57,484
Adjusted totals	$726,061	$704,210

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$133,405	$100,253	$33,152	33.1%
Income tax expense	6,117	17,306	(11,189)
Loss on debt extinguishment	3,198	—	3,198
Interest expense (income), net	61,363	49,218	12,145
Gain on disposition of assets	(12,032)	(2,027)	(10,005)
Depreciation and amortization	103,422	97,955	5,467
Stock-based compensation expense	11,292	11,387	(95)
Adjusted EBITDA	$306,765	$274,092	$32,673	11.9%

Adjusted EBITDA for the six months ended June 30, 2016 increased 11.9% to $306.8 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $47.1 million, and was partially offset by increases in general administrative and corporate expense of $14.4 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$133,405	$100,253	$33,152	33.1%
Depreciation and amortization related to real estate	96,067	90,377	5,690
Gain from sale or disposal of real estate	(11,474)	(1,799)	(9,675)
Adjustments for unconsolidated affiliates and non-controlling interest	266	350	(84)
FFO	$218,264	$189,181	$29,083	15.4%
Straight line expense	277	203	74
Stock-based compensation expense	11,292	11,387	(95)
Non-cash portion of tax provision	359	10,878	(10,519)
Non-real estate related depreciation and amortization	7,355	7,578	(223)
Amortization of deferred financing costs	2,661	2,324	337
Loss on extinguishment of debt	3,198	—	3,198
Capital expenditures – maintenance	(16,937)	(24,136)	7,199
Adjustments for unconsolidated affiliates and non-controlling interest	(266)	(350)	84
AFFO	$226,203	$197,065	$29,138	14.8%

FFO for the six months ended June 30, 2016 was $218.3 million as compared to FFO of $189.2 million for the same period in 2015. AFFO for six months ended June 30, 2016 increased 14.8% to $226.2 million as compared to $197.1 million for the same period in 2015. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense), partially offset by increases in general and administrative expense, corporate expense and interest expense.

RESULTS OF OPERATIONS

Three Months ended June 30, 2016 compared to Three Months ended June 30, 2015

Net revenues increased $43.3 million or 12.6% to $387.5 million for the three months ended June 30, 2016 from $344.2 million for the same period in 2015. This increase was attributable primarily to an increase in billboard net revenues of $32.9 million, which represents an increase of 10.8% over the same period in 2015, primarily due to the integration of outdoor assets acquired since July 1, 2015, which included the acquisition of five new U.S. markets in January 2016 from Clear Channel Outdoor Holding, Inc.  In addition, logo sign revenue increased $1.4 million, which represents an increase of 7.6% over the prior period and there was a $9.0 million increase in transit revenue, which represents an increase of 43.6% over the prior period, primarily due to the acquisition of Alliance Airports in July 2015.

For the three months ended June 30, 2016, there was a $13.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2015, which represents an increase of 3.5%. See “Reconciliations” below. The $13.2 million increase in revenue primarily consists of a $8.7 million increase in billboard revenue, a $3.5 million increase in transit revenue and a $1.0 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2015

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $22.9 million to $219.1 million for the three months ended June 30, 2016 from $196.3 million in the same period in 2015. The $22.9 million increase over the prior year is comprised of a $22.5 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $0.4 million.

Depreciation and amortization expense increased $3.2 million, or 6.6% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to depreciation and amortization on the assets acquired in the five new U.S. markets purchased in January 2016.

Due to the above factors, operating income increased to $117.2 million for the three months ended June 30, 2016 compared to $99.4 million for the same period in 2015.

Interest expense increased $6.6 million from $24.7 million for the three months ended June 30, 2015, to $31.3 million for the three months ended June 30, 2016, primarily resulting from the January 2016 issuance of Lamar Media’s $400 million in aggregate 5 3/4% Senior Notes due in 2026 (the “5 3/4% Senior Notes”).

The increase in operating income offset by the increase in interest expense resulted in an $11.1 million increase in income before income taxes. Lamar Media recognized income tax expense of $3.8 million for the three months ended June 30, 2016. The effective tax rate for the three months ended June 30, 2016 was 4.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended June 30, 2016 of $82.0 million, as compared to net income of $59.4 million for the same period in 2015.

Reconciliations:

Because acquisitions or dispositions occurring after December 31, 2014 (the “acquired assets”) have contributed to or reduced our net revenue results for the periods presented, we provide 2015 acquisition-adjusted net revenue, which adjusts our 2015 net revenue for the three months ended June 30, 2015 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2016.

Reconciliations of 2015 reported net revenue to 2015 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2015 acquisition-adjusted net revenue to 2016 reported net revenue for the three months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended June 30,
	2016	2015
	(in thousands)
Reported net revenue	$387,528	$344,249
Acquisition net revenue	—	30,058
Adjusted totals	$387,528	$374,307

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$81,998	$59,449	$22,549	37.9%
Income tax expense	3,810	15,298	(11,488)
Loss on debt extinguishment	56	—	56
Interest expense (income), net	31,296	24,688	6,608
Gain on disposition of assets	(705)	(191)	(514)
Depreciation and amortization	51,933	48,725	3,208
Stock-based compensation expense	8,093	7,486	607
Adjusted EBITDA	$176,481	$155,455	$21,026	13.5%

Adjusted EBITDA for the three months ended June 30, 2016 increased 13.5% to $176.5 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $26.5 million, and was partially offset by increases in general administrative expense and corporate expense of $5.5 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$81,998	$59,449	$22,549	37.9%
Depreciation and amortization related to real estate	48,300	44,963	3,337
Gain from sale or disposal of real estate	(207)	(57)	(150)
Adjustments for unconsolidated affiliates and non-controlling interest	170	183	(13)
FFO	$130,261	$104,538	$25,723	24.6%
Straight line expense	327	239	88
Stock-based compensation expense	8,093	7,486	607
Non-cash portion of tax provision	541	12,065	(11,524)
Non-real estate related depreciation and amortization	3,633	3,762	(129)
Amortization of deferred financing costs	1,279	1,166	113
Loss on extinguishment of debt	56	—	56
Capital expenditures – maintenance	(10,245)	(10,980)	735
Adjustments for unconsolidated affiliates and non-controlling interest	(170)	(183)	13
AFFO	$133,775	$118,093	$15,682	13.3%

FFO for the three months ended June 30, 2016 was $130.3 million as compared to FFO of $104.5 million for the same period in 2015. AFFO for the three months ended June 30, 2016 increased 13.3% to $133.8 million as compared to $118.1 million for the same period in 2015. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense), partially offset by increases in general and administrative expense, corporate expense and interest expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2016, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

At June 30, 2016, there was approximately $478.4 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 19.7% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2016 with respect to borrowings under the senior credit facility was $7.1 million, and the weighted average interest rate applicable to borrowings under this credit facility during the six months ended June 30, 2016 was 2.4%. Assuming that the weighted average interest rate was 200-basis points higher (that is 4.4% rather than 2.4%), then the Company’s six months ended June 30, 2016 interest expense would have increased by $5.6 million.

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

ITEM. 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the Company’s repurchases of its securities during the three-month period ending on June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2016	—	$—	—	$—
May 1-31, 2016	—	—	—	—
June 1-30, 2016	—	—	—	—
Three months ended June 30, 2016	—	—	—	$250,000,000

(1) The Company authorized the repurchase of up to $250 million of the Company’s Class A common stock from time to time in open market or in privately negotiated transactions in December 2014. The repurchase program expired on June 30, 2016.

ITEM 6.	EXHIBITS

The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: August 9, 2016	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: August 9, 2016	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Lamar Advertising Company (the “Company”), as filed with the Secretary of the State of Delaware effective as of November 18, 2014.  Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3.2

Certificate of Merger, effective as of November 18, 2014. Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3.3

Amended and Restated Certificate of Incorporation of Lamar Media Corp. (“Lamar Media”)  Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

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

10.1	Summary of Director Compensatory Arrangements. Previously filed on the Company’s Current Report on Form 8-K (File No. 1-36756) filed on March 31, 2016 and incorporated herein by reference.

12(a)	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

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

101

The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the six months ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2016 and 2015 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media