Form 10-Q
period 2016-09-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2016-11-03
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of November 1, 2016: 82,711,932

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of November 1, 2016: 14,610,365

The number of shares of Lamar Media Corp. common stock outstanding as of November 1, 2016: 100

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

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,479	$22,327
Receivables, net of allowance for doubtful accounts of $10,668 and $8,984 in 2016 and 2015, respectively	207,507	174,398
Prepaid lease expenses	70,186	44,437
Deferred income tax assets	1,336	1,352
Other current assets	38,734	39,218
Total current assets	355,242	281,732
Property, plant and equipment	3,273,931	3,139,239
Less accumulated depreciation and amortization	(2,094,330)	(2,044,102)
Net property, plant and equipment	1,179,601	1,095,137
Goodwill	1,726,724	1,546,594
Intangible assets	601,567	402,886
Other assets	39,386	37,395
Total assets	$3,902,520	$3,363,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,637	$17,452
Current maturities of long-term debt, net of deferred financing costs of $5,403 and $4,823 in 2016 and 2015, respectively	28,824	16,509
Accrued expenses	110,145	115,208
Deferred income	102,485	87,661
Total current liabilities	259,091	236,830
Long-term debt, net of deferred financing costs of $24,829 and $23,211 in 2016 and 2015, respectively	2,351,198	1,874,941
Deferred income tax liabilities	1,745	2,052
Asset retirement obligation	210,275	206,234
Other liabilities	23,905	22,628
Total liabilities	2,846,214	2,342,685
Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2016 and 2015	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized; 82,928,020 and 82,188,372 shares issued at 2016 and 2015, respectively; 82,711,932 and 82,083,536 issued and outstanding at 2016 and 2015, respectively	83	82
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,610,365 shares issued and outstanding at 2016 and 2015	15	15
Additional paid-in capital	1,705,910	1,664,038
Accumulated comprehensive loss	(27)	(1,178)
Accumulated deficit	(637,372)	(635,799)
Cost of shares held in treasury, 216,088 and 104,836 shares at 2016 and 2015, respectively	(12,303)	(6,099)
Stockholders’ equity	1,056,306	1,021,059
Total liabilities and stockholders’ equity	$3,902,520	$3,363,744

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Statements of Income
Net revenues	$387,516	$350,701	$1,113,577	$997,427
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	131,778	121,676	393,228	350,859
General and administrative expenses (exclusive of depreciation and amortization)	67,487	59,489	200,734	179,424
Corporate expenses (exclusive of depreciation and amortization)	19,359	16,654	55,432	51,734
Depreciation and amortization	49,307	46,441	152,729	144,396
Gain on disposition of assets	(189)	(5,203)	(12,221)	(7,230)
	267,742	239,057	789,902	719,183
Operating income	119,774	111,644	323,675	278,244
Other expense (income)
Loss on extinguishment of debt	—	—	3,198	—
Interest income	(2)	(2)	(6)	(28)
Interest expense	31,102	24,709	92,469	73,953
	31,100	24,707	95,661	73,925
Income before income tax expense	88,674	86,937	228,014	204,319
Income tax expense	3,613	972	9,730	18,278
Net income	85,061	85,965	218,284	186,041
Cash dividends declared and paid on preferred stock	91	91	273	273
Net income applicable to common stock	$84,970	$85,874	$218,011	$185,768
Earnings per share:
Basic earnings per share	$0.87	$0.89	$2.25	$1.93
Diluted earnings per share	$0.87	$0.89	$2.23	$1.93
Cash dividends declared per share of common stock	$0.76	$0.69	$2.26	$2.06
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	97,254,125	96,541,766	97,056,456	96,220,306
Weighted average common shares outstanding diluted	97,881,878	96,602,429	97,631,606	96,284,482
Statements of Comprehensive Income
Net income	$85,061	$85,965	$218,284	$186,041
Other comprehensive (loss) income
Foreign currency translation adjustments	(328)	(1,713)	1,151	(2,916)
Comprehensive income	$84,733	$84,252	$219,435	$183,125

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$218,284	$186,041
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	152,729	144,396
Stock-based compensation	19,650	17,508
Amortization included in interest expense	3,993	3,498
Gain on disposition of assets and investments	(12,221)	(7,230)
Loss on extinguishment of debt	3,198	—
Deferred tax (benefit) expense	(150)	9,572
Provision for doubtful accounts	5,831	4,845
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(39,072)	(20,645)
Prepaid lease expenses	(21,700)	(19,758)
Other assets	5,923	(4,494)
Increase (decrease) in:
Trade accounts payable	(761)	(1,327)
Accrued expenses	(5,623)	(7,457)
Other liabilities	7,745	8,521
Net cash provided by operating activities	337,826	313,470
Cash flows from investing activities:
Acquisitions	(526,029)	(123,291)
Capital expenditures	(78,825)	(80,764)
Proceeds from disposition of assets and investments	7,753	8,369
Decrease (increase) in notes receivable	16	(28)
Net cash used in investing activities	(597,085)	(195,714)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(6,204)	(6,099)
Net proceeds from issuance of common stock	18,278	24,633
Principal payments on long-term debt	(15,015)	(11,265)
Payment on revolving credit facility	(302,000)	(155,200)
Proceeds received from revolving credit facility	408,000	235,000
Proceeds received from note offering	400,000	—
Payment on senior credit facility term A-1 loan	(300,000)	—
Proceeds received from senior credit facility term A-1 loan	300,000	—
Debt issuance costs	(9,391)	—
Distributions to non-controlling interest	(315)	(1,025)
Dividends/distributions	(219,857)	(198,721)
Net cash provided by (used in) financing activities	273,496	(112,677)
Effect of exchange rate changes in cash and cash equivalents	915	(2,036)
Net increase in cash and cash equivalents	15,152	3,043
Cash and cash equivalents at beginning of period	22,327	26,035
Cash and cash equivalents at end of period	$37,479	$29,078
Supplemental disclosures of cash flow information:
Cash paid for interest	$91,952	$77,934
Cash paid for foreign, state and federal income taxes	$11,023	$9,412

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

2. Acquisitions

During the nine months ended September 30, 2016, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $535,029, of which $526,029 was in cash and $9,000 in non-cash consideration consisting principally of exchanges of outdoor advertising assets.  The purchases included the acquisition of assets in five U.S. markets from Clear Channel Outdoor Holdings, Inc. for an aggregate cash purchase price of approximately $458,500.  As a result of the acquisitions, a gain of $8,599 was recorded for transactions which involved the exchanges of outdoor advertising assets during the nine months ended September 30, 2016.

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

Total
Property, plant and equipment	$94,965
Goodwill	180,001
Site locations	217,301
Non-competition agreements	80
Customer lists and contracts	41,071
Current assets	4,697
Other assets	3,169
Current liabilities	(6,255)
$535,029

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)
Net revenues	$388,074	$375,939	$1,117,020	$1,083,278
Net income applicable to common stock	$85,090	$84,867	$218,698	$179,690
Net income per common share — basic	$0.87	$0.88	$2.25	$1.87
Net income per common share — diluted	$0.87	$0.88	$2.24	$1.87

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 86,000 shares of its Class A common stock during the nine months ended September 30, 2016. At September 30, 2016 a total of 1,466,193 shares were available for future grant.

Stock Purchase Plan. Lamar Advertising’s 2009 Employee Stock Purchase Plan or 2009 ESPP  was approved by our shareholders on May 28, 2009.  The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 82,084 shares on January 1, 2016 pursuant to the automatic increase provisions of the 2009 ESPP.

The following is a summary of 2009 ESPP share activity for the nine months ended September 30, 2016:

Shares
Available for future purchases, January 1, 2016	279,589
Additional shares reserved under 2009 ESPP	82,084
Purchases	(84,979)
Available for future purchases, September 30, 2016	276,694

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2016 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2017. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the nine months ended September 30, 2016, the Company has recorded $11,800 as stock-based compensation expense related to performance-based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of the directors’ one year term. The Company recorded a $301 stock-based compensation expense related to these awards for the nine months ended September 30, 2016.

4. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Income and Comprehensive Income are:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Direct advertising expenses	$46,163	$42,764	$142,228	$132,655
General and administrative expenses	900	738	2,683	2,294
Corporate expenses	2,244	2,939	7,818	9,447
	$49,307	$46,441	$152,729	$144,396

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

5. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at September 30, 2016 and December 31, 2015:

	Estimated	September 30, 2016		December 31, 2015
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$555,012	$487,038	$513,832	$477,006
Non-competition agreements	3—15	64,598	63,639	64,514	63,453
Site locations	15	1,834,426	1,302,252	1,616,345	1,251,825
Other	5—15	14,008	13,548	14,008	13,529
		$2,468,044	$1,866,477	$2,208,699	$1,805,813
Unamortizable intangible assets:
Goodwill		$1,980,260	$253,536	$1,800,130	$253,536

6. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2015	$206,234
Additions to asset retirement obligations	4,568
Accretion expense	3,216
Liabilities settled	(3,743)
Balance at September 30, 2016	$210,275

7. Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of September 30, 2016 and December 31, 2015, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,639,956 and $2,487,196, respectively.

As of September 30, 2016, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein, unless, after giving effect to such distributions, (i) the total debt ratio is equal to or greater than 6.0 to 1 or (ii) the senior debt ratio is equal to or greater than 3.5 to 1. As of September 30, 2016, the total debt ratio was less than 6.0 to 1 and Lamar Media’s senior debt ratio was less than 3.5 to 1; therefore, dividends or distributions to Lamar Advertising were not subject to any additional restrictions under the senior credit facility. In addition, as of September 30, 2016 the senior credit facility allows Lamar Media to conduct its affairs in a manner that would allow Lamar Advertising to qualify and remain qualified for taxation as a REIT, including by allowing Lamar Media to make distributions to Lamar Advertising required for Lamar Advertising to qualify and remain qualified for taxation as a REIT, subject to certain restrictions.

8. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and nine months ended September 30, 2016 or 2015.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

9. Long-term Debt

Long-term debt consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$464,750	$5,340	$459,410
5 7/8% Senior Subordinated Notes	500,000	7,365	492,635
5% Senior Subordinated Notes	535,000	5,898	529,102
5 3/8% Senior Notes	510,000	5,826	504,174
5 3/4% Senior Notes	400,000	5,803	394,197
Other notes with various rates and terms	504	—	504
	2,410,254	30,232	2,380,022
Less current maturities	(34,227)	(5,403)	(28,824)
Long-term debt, excluding current maturities	$2,376,027	$24,829	$2,351,198

	December 31, 2015
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$373,750	$7,058	$366,692
5 7/8% Senior Subordinated Notes	500,000	8,219	491,781
5% Senior Subordinated Notes	535,000	6,451	528,549
5 3/8% Senior Notes	510,000	6,306	503,694
Other notes with various rates and terms	734	—	734
	1,919,484	28,034	1,891,450
Less current maturities	(21,332)	(4,823)	(16,509)
Long-term debt, excluding current maturities	$1,898,152	$23,211	$1,874,941

During the nine months ended September 30, 2016, the Company adopted the FASB’s Accounting Standards Update No. 2015-03, Interest – Imputation of interest: Simplifying the Presentation of Debt Issuance Costs.  The pronouncement requires the Company to present debt issuance costs related to a note as a direct deduction from the face amount of the note presented in the balance sheet.  The Company has applied the new guidance on a retrospective basis.  The effects of the adoption to the Company’s Condensed Consolidated Balance Sheet as of December 31, 2015 were a decrease in total assets, current maturities of long-term debt and long term debt of $28,034, $4,823 and $23,211, respectively.

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

Senior Credit Facility

On January 7, 2016, Lamar Media entered into a new incremental Term A-1 loan of $300,000 to partially fund the purchase of certain Clear Channel Outdoor Holdings, Inc. assets.  The Term A-1 loan was repaid in full on January 28, 2016 by using proceeds received from the issuance of the 5 3/4% Notes.  For the nine months ended September 30, 2016, the Company incurred a loss of $3,198 related to the repayment of the Term A-1  loan.

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

The Term A Loans began amortizing on June 30, 2014 in quarterly installments on each September 30, December 31, March 31, and June 30 thereafter, as follows:

Principal Payment Date	Principal Amount
December 31, 2016- March 31, 2017	$5,625
June 30, 2017-December 31, 2018	$11,250
Term A Loan Maturity Date	$168,750

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

As of September 30, 2016, there was $206,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $9,104 in letters of credit outstanding as of September 30, 2016 resulting in $184,896 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 2, 2019, and bear interest, at Lamar Media’s option, at the Adjusted LIBO Rate or the Adjusted Base Rate plus applicable margins, such margins are set at an initial rate with the possibility of a step down based on Lamar Media’s ratio of debt to trailing four quarters EBITDA, as defined in the senior credit facility.

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

10. Fair Value of Financial Instruments

At September 30, 2016 and December 31, 2015, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $2,517,113 which exceeded the carrying amount of $2,410,254 as of September 30, 2016. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. The update clarifies how certain cash receipts and cash payments are presented in the statement of cash flows.  The update is effective for annual periods beginning January 1, 2018 with early adoption permitted. The Company does not expect the adoption of this update will have a material impact on its statement of cash flows.

12. Dividends/Distributions

During the three months ended September 30, 2016 and September 30, 2015, the Company declared and paid cash distributions of its REIT taxable income in an aggregate amount of $73,938 or $0.76 per share and $66,634 or $0.69 per share, respectively. During the nine months ended September 30, 2016 and September 30, 2015, the Company declared and paid cash distributions of its REIT taxable income in an aggregate amount of $219,584 or $2.26 per share and $198,448 or $2.06 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs) and other factors that the Board of Directors may deem relevant. During the three months ended September 30, 2016 and September 30, 2015, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share. During the nine months ended September 30, 2016 and September 30, 2015, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $273 or $47.85 per share.

13. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $8,489 and $8,830 for the three months ended September 30, 2016 and 2015, respectively, and $24,076 and $24,089 for the nine months ended September 30, 2016 and 2015, respectively. Net carrying value of long lived assets located in foreign countries totaled $5,360 and $5,613 as of September 30, 2016 and December 31, 2015, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,979	$21,827
Receivables, net of allowance for doubtful accounts of $10,668 and $8,984 in 2016 and 2015, respectively	207,507	174,398
Prepaid lease expenses	70,186	44,437
Deferred income tax assets	1,336	1,352
Other current assets	38,733	39,218
Total current assets	354,741	281,232
Property, plant and equipment	3,273,931	3,139,239
Less accumulated depreciation and amortization	(2,094,330)	(2,044,102)
Net property, plant and equipment	1,179,601	1,095,137
Goodwill	1,716,573	1,536,443
Intangible assets	601,099	402,418
Other assets	34,099	32,110
Total assets	$3,886,113	$3,347,340
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$17,637	$17,452
Current maturities of long-term debt, net of deferred financing costs of $5,403 and $4,823 in 2016 and 2015, respectively	28,824	16,509
Accrued expenses	107,056	110,728
Deferred income	102,485	87,661
Total current liabilities	256,002	232,350
Long-term debt, net of deferred financing costs of $24,829 and $21,257 in 2016 and 2015, respectively	2,351,198	1,876,895
Deferred income tax liabilities	1,745	2,052
Asset retirement obligation	210,275	206,234
Other liabilities	23,905	22,628
Total liabilities	2,843,125	2,340,159
Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2016 and 2015	—	—
Additional paid-in-capital	2,776,351	2,734,479
Accumulated comprehensive loss	(27)	(1,178)
Accumulated deficit	(1,733,336)	(1,726,120)
Stockholder’s equity	1,042,988	1,007,181
Total liabilities and stockholder’s equity	$3,886,113	$3,347,340

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Statements of Income
Net revenues	$387,516	$350,701	$1,113,577	$997,427
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	131,778	121,676	393,228	350,859
General and administrative expenses (exclusive of depreciation and amortization)	67,487	59,489	200,734	179,424
Corporate expenses (exclusive of depreciation and amortization)	19,252	16,576	55,143	51,479
Depreciation and amortization	49,307	46,441	152,729	144,396
Gain on disposition of assets	(189)	(5,203)	(12,221)	(7,230)
	267,635	238,979	789,613	718,928
Operating income	119,881	111,722	323,964	278,499
Other expense (income)
Loss on extinguishment of debt	—	—	3,198	—
Interest income	(2)	(2)	(6)	(28)
Interest expense	31,102	24,709	92,469	73,953
	31,100	24,707	95,661	73,925
Income before income tax expense	88,781	87,015	228,303	204,574
Income tax expense	3,613	972	9,730	18,278
Net income	$85,168	$86,043	$218,573	$186,296
Statements of Comprehensive Income
Net income	$85,168	$86,043	$218,573	$186,296
Other comprehensive (loss) income
Foreign currency translation adjustments	(328)	(1,713)	1,151	(2,916)
Comprehensive income	$84,840	$84,330	$219,724	$183,380

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$218,573	$186,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,729	144,396
Stock-based compensation	19,650	17,508
Amortization included in interest expense	3,993	3,498
Gain on disposition of assets and investments	(12,221)	(7,230)
Loss on extinguishment of debt	3,198	—
Deferred tax (benefit) expense	(150)	9,572
Provision for doubtful accounts	5,831	4,845
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(39,072)	(20,645)
Prepaid lease expenses	(21,700)	(19,758)
Other assets	5,923	(4,494)
Increase (decrease) in:
Trade accounts payable	(761)	(1,327)
Accrued expenses	(5,623)	(7,457)
Other liabilities	(16,410)	(13,462)
Net cash provided by operating activities	313,960	291,742
Cash flows from investing activities:
Acquisitions	(526,029)	(123,291)
Capital expenditures	(78,825)	(80,764)
Proceeds from disposition of assets and investments	7,753	8,369
Decrease (increase) in notes receivable	16	(28)
Net cash used in investing activities	(597,085)	(195,714)
Cash flows from financing activities:
Principal payments on long-term debt	(15,015)	(11,265)
Payment on revolving credit facility	(302,000)	(155,200)
Proceeds received from revolving credit facility	408,000	235,000
Proceeds received from note offering	400,000	—
Payment on senior credit facility term A-1 loan	(300,000)	—
Proceeds received from senior credit facility term A-1 loan	300,000	—
Debt issuance costs	(9,391)	—
Distributions to non-controlling interest	(315)	(1,025)
Contributions from parent	41,872	46,088
Dividend to parent	(225,789)	(204,547)
Net cash provided by (used in) financing activities	297,362	(90,949)
Effect of exchange rate changes in cash and cash equivalents	915	(2,036)
Net increase in cash and cash equivalents	15,152	3,043
Cash and cash equivalents at beginning of period	21,827	25,535
Cash and cash equivalents at end of period	$36,979	$28,578
Supplemental disclosures of cash flow information:
Cash paid for interest	$91,952	$77,934
Cash paid for foreign, state and federal income taxes	$11,023	$9,412

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

2. Summarized Financial Information of Subsidiaries

In the filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, which was originally filed with the SEC on November 5, 2015, we omitted certain required disclosures under SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Accordingly, we have revised our financial statement footnotes to correct this immaterial error of omission and include the information presented below. This revision was determined to be immaterial to the financial statements previously presented.

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Balance Sheet as of September 30, 2016

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$18,009	$301,488	$35,244	$—	$354,741
Net property, plant and equipment	—	1,157,657	21,944	—	1,179,601
Intangibles and goodwill, net	—	2,284,767	32,905	—	2,317,672
Other assets	3,453,193	11,343	301	(3,430,738)	34,099
Total assets	$3,471,202	$3,755,255	$90,394	$(3,430,738)	$3,886,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$28,824	$—	$—	$—	$28,824
Other current liabilities	25,792	175,817	25,569	—	227,178
Total current liabilities	54,616	175,817	25,569	—	256,002
Long-term debt	2,351,198	—	—	—	2,351,198
Other noncurrent liabilities	22,400	213,061	53,993	(53,529)	235,925
Total liabilities	2,428,214	388,878	79,562	(53,529)	2,843,125
Stockholders’ equity	1,042,988	3,366,377	10,832	(3,377,209)	1,042,988
Total liabilities and stockholders’ equity	$3,471,202	$3,755,255	$90,394	$(3,430,738)	$3,886,113

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2016

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$374,909	$13,510	$(903)	$387,516
Operating expenses
Direct advertising expenses (1)	—	124,609	7,793	(624)	131,778
General and administrative expenses (1)	—	64,949	2,538	—	67,487
Corporate expenses (1)	—	18,895	357	—	19,252
Depreciation and amortization	—	47,491	1,816	—	49,307
(Gain) loss on disposition of assets	—	(217)	28	—	(189)
	—	255,727	12,532	(624)	267,635
Operating income (loss)	—	119,182	978	(279)	119,881
Equity in (earnings) loss of subsidiaries	(116,264)	—	—	116,264	—
Other expenses (income)	31,096	(2)	285	(279)	31,100
Income (loss) before income tax expense	85,168	119,184	693	(116,264)	88,781
Income tax expense (2)	—	3,014	599	—	3,613
Net income (loss)	$85,168	$116,170	$94	$(116,264)	$85,168

Statement of Comprehensive Income
Net income (loss)	$85,168	$116,170	$94	$(116,264)	$85,168
Total other comprehensive loss, net of tax	—	—	(328)	—	(328)
Total comprehensive income (loss)	$85,168	$116,170	$(234)	$(116,264)	$84,840

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2015

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$337,271	$14,275	$(845)	$350,701
Operating expenses
Direct advertising expenses (1)	—	114,325	7,901	(550)	121,676
General and administrative expenses (1)	—	56,803	2,686	—	59,489
Corporate expenses (1)	—	16,155	421	—	16,576
Depreciation and amortization	—	44,558	1,883	—	46,441
Gain on disposition of assets	—	(5,203)	—	—	(5,203)
	—	226,638	12,891	(550)	238,979
Operating income (loss)	—	110,633	1,384	(295)	111,722
Equity in (earnings) loss of subsidiaries	(110,756)	—	—	110,756	—
Other expenses (income)	24,713	(6)	295	(295)	24,707
Income (loss) before income tax expense	86,043	110,639	1,089	(110,756)	87,015
Income tax expense(2)	—	80	892	—	972
Net income (loss)	$86,043	$110,559	$197	$(110,756)	$86,043
Statement of Comprehensive Income
Net income (loss)	$86,043	$110,559	$197	$(110,756)	$86,043
Total other comprehensive loss, net of tax	—	—	(1,713)	—	(1,713)
Total comprehensive income (loss)	$86,043	$110,559	$(1,516)	$(110,756)	$84,330

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Nine Months Ended September 30, 2016

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$1,077,116	$39,228	$(2,767)	$1,113,577
Operating expenses
Direct advertising expenses (1)	—	371,915	23,139	(1,826)	393,228
General and administrative expenses (1)	—	192,631	8,103	—	200,734
Corporate expenses (1)	—	54,079	1,064	—	55,143
Depreciation and amortization	—	147,158	5,571	—	152,729
(Gain) loss on disposition of assets	—	(12,482)	261	—	(12,221)
	—	753,301	38,138	(1,826)	789,613
Operating income (loss)	—	323,815	1,090	(941)	323,964
Equity in (earnings) loss of subsidiaries	(314,228)	—	—	314,228	—
Other expenses (income)	95,655	(6)	953	(941)	95,661
Income (loss) before income tax expense	218,573	323,821	137	(314,228)	228,303
Income tax expense (2)	—	8,248	1,482	—	9,730
Net income (loss)	$218,573	$315,573	$(1,345)	$(314,228)	$218,573

Statement of Comprehensive Income
Net income (loss)	$218,573	$315,573	$(1,345)	$(314,228)	$218,573
Total other comprehensive income, net of tax	—	—	1,151	—	1,151
Total comprehensive income (loss)	$218,573	$315,573	$(194)	$(314,228)	$219,724

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Nine Months Ended September 30, 2015

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$960,377	$39,335	$(2,285)	$997,427
Operating expenses
Direct advertising expenses (1)	—	330,808	21,536	(1,485)	350,859
General and administrative expenses (1)	—	172,378	7,046	—	179,424
Corporate expenses (1)	—	50,260	1,219	—	51,479
Depreciation and amortization	—	138,639	5,757	—	144,396
Gain on disposition of assets	—	(7,230)	—	—	(7,230)
	—	684,855	35,558	(1,485)	718,928
Operating income (loss)	—	275,522	3,777	(800)	278,499
Equity in (earnings) loss of subsidiaries	(260,247)	—	—	260,247	—
Other expenses (income)	73,951	(28)	802	(800)	73,925
Income (loss) before income tax expense	186,296	275,550	2,975	(260,247)	204,574
Income tax expense (2)	—	5,016	13,262	—	18,278
Net income (loss)	$186,296	$270,534	$(10,287)	$(260,247)	$186,296
Statement of Comprehensive Income
Net income (loss)	$186,296	$270,534	$(10,287)	$(260,247)	$186,296
Total other comprehensive loss, net of tax	—	—	(2,916)	—	(2,916)
Total comprehensive income (loss)	$186,296	$270,534	$(13,203)	$(260,247)	$183,380

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2016

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$240,727	$402,988	$4,412	$(334,167)	$313,960
Cash flows from investing activities:
Acquisitions	—	(526,029)	—	—	(526,029)
Capital expenditures	—	(76,468)	(2,357)	—	(78,825)
Proceeds from disposition of assets and investments	—	7,753	—	—	7,753
Investment in subsidiaries	(526,029)	—	—	526,029	—
(Increase) decrease in intercompany notes receivable	(462)	—	—	462	—
Decrease in notes receivable	16	—	—	—	16
Net cash (used in) provided by investing activities	(526,475)	(594,744)	(2,357)	526,491	(597,085)
Cash flows from financing activities:
Principal payments on long-term debt	(15,015)	—	—	—	(15,015)
Payment on revolving credit facility	(302,000)	—	—	—	(302,000)
Proceeds received from revolving credit facility	408,000	—	—	—	408,000
Proceeds received from note offering	400,000	—	—	—	400,000
Payment on senior credit facility	(300,000)	—	—	—	(300,000)
Proceeds received from senior credit facility	300,000	—	—	—	300,000
Debt issuance costs	(9,391)	—	—	—	(9,391)
Intercompany loan proceeds (payments)	—	—	462	(462)	—
Distributions to non-controlling interest	—	—	(315)	—	(315)
Contributions from (to) parent	41,872	526,029	—	(526,029)	41,872
Dividends (to) from parent	(225,789)	(334,167)	—	334,167	(225,789)
Net cash provided by (used in) financing activities	297,677	191,862	147	(192,324)	297,362
Effect of exchange rate changes in cash and cash equivalents	—	—	915	—	915
Net increase in cash and cash equivalents	11,929	106	3,117	—	15,152
Cash and cash equivalents at beginning of period	4,955	454	16,418	—	21,827
Cash and cash equivalents at end of period	$16,884	$560	$19,535	$—	$36,979

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2015

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$214,162	$362,348	$7,474	$(292,242)	$291,742
Cash flows from investing activities:
Acquisitions	—	(115,279)	(8,012)	—	(123,291)
Capital expenditures	—	(78,357)	(2,407)	—	(80,764)
Proceeds from disposition of assets and investments	—	8,369	—	—	8,369
Investment in subsidiaries	(123,291)	—	—	123,291	—
Decrease (increase) in intercompany notes receivable	1,576	—	—	(1,576)	—
Increase in notes receivable	(28)	—	—	—	(28)
Net cash (used in) provided by investing activities	(121,743)	(185,267)	(10,419)	121,715	(195,714)
Cash flows from financing activities:
Proceeds received from revolving credit facility	235,000	—	—	—	235,000
Payment on revolving credit facility	(155,200)	—	—	—	(155,200)
Principal payments on long-term debt	(11,265)	—	—	—	(11,265)
Intercompany loan (payments) proceeds	—	—	(1,576)	1,576	—
Distributions to non-controlling interest	—	—	(1,025)	—	(1,025)
Dividends (to) from parent	(204,547)	(292,242)	—	292,242	(204,547)
Contributions from (to) parent	46,088	115,279	8,012	(123,291)	46,088
Net cash (used in) provided by financing activities	(89,924)	(176,963)	5,411	170,527	(90,949)
Effect of exchange rate changes in cash and cash equivalents	—	—	(2,036)	—	(2,036)
Net increase in cash and cash equivalents	2,495	118	430	—	3,043
Cash and cash equivalents at beginning of period	10,689	480	14,366	—	25,535
Cash and cash equivalents at end of period	$13,184	$598	$14,796	$—	$28,578

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2016 and 2015. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See-“Liquidity and Capital Resources-Sources of Cash” for more information. During the nine months ended September 30, 2016, the Company completed 18 acquisitions for a total cash purchase price of approximately $526.0 million.  See-“Uses of Cash-Acquisitions” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.

The following table presents a breakdown of capitalized expenditures for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2016	2015	2016	2015
Total capital expenditures:
Billboard — traditional	$10,950	$8,939	$34,322	$21,628
Billboard — digital	9,283	9,864	24,757	40,002
Logos	2,160	2,112	5,421	7,159
Transit	387	84	603	246
Land and buildings	2,956	1,706	8,504	5,845
Operating equipment	1,576	1,694	5,218	5,884
Total capital expenditures	$27,312	$24,399	$78,825	$80,764

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

RESULTS OF OPERATIONS

Nine Months ended September 30, 2016 compared to Nine Months ended September 30, 2015

Net revenues increased $116.2 million or 11.6% to $1.1 billion for the nine months ended September 30, 2016 from $997.4 million for the same period in 2015. This increase was attributable primarily to an increase in billboard net revenues of $95.8 million, which represents an increase of 10.9% over the same period in 2015, primarily due to the integration of outdoor assets acquired since July 1, 2015, which included five new U.S. markets in January 2016 from Clear Channel Outdoor Holdings, Inc. and the addition of approximately 300 digital displays since October 1, 2015.   In addition, logo sign revenue increased $3.8 million, which represents an increase of 6.9% over the prior period and there was a $16.5 million increase in transit revenue, which represents an increase of 25.8% over the prior period, primarily due to the acquisition of Alliance Airports in July 2015.

For the nine months ended September 30, 2016, there was a $35.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2015, which represents an increase of 3.3%. See “Reconciliations” below. The $35.2 million increase in revenue primarily consists of a $27.3 million increase in billboard revenue, a $5.2 million increase in transit revenue and a $2.7 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2015.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $67.4 million to $649.4 million for the nine months ended September 30, 2016 from $582.0 million in the same period in 2015. The $67.4 million increase over the prior year is comprised of a $63.7 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $3.7 million.

Depreciation and amortization expense increased $8.3 million, or 5.8% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to depreciation and amortization on the assets acquired in the five new U.S. markets purchased in January 2016.

Due to the above factors, operating income increased to $323.7 million for the nine months ended September 30, 2016 compared to $278.2 million for the same period in 2015.

During the nine months ended September 30, 2016, the Company recognized a $3.2 million loss on extinguishment of debt related to the prepayment of Lamar Media’s Term A-1 loan under its senior credit facility.

Interest expense increased $18.5 million from $74.0 million for the nine months ended September 30, 2015, to $92.5 million for the nine months ended September 30, 2016, primarily resulting from the January 2016 issuance of Lamar Media’s $400 million in aggregate 5 3/4% Senior Notes due in 2026 (the “5 3/4% Senior Notes”).

The increase in operating income offset by the increases in interest expense and loss on debt extinguishment resulted in a $23.7 million increase in income before income taxes. The Company recognized $9.7 million in income tax expense for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2016 is approximately 4.3%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2016 of $218.3 million, as compared to net income of $186.0 million for the same period in 2015.

Reconciliations:

Because acquisitions or dispositions occurring after December 31, 2014 (the “acquired assets”) have contributed to or reduced our net revenue results for the periods presented, we provide 2015 acquisition-adjusted net revenue, which adjusts our 2015 net revenue for the nine months ended September 30, 2015 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2016.

Reconciliations of 2015 reported net revenue to 2015 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2015 acquisition-adjusted net revenue to 2016 reported net revenue for the nine months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine months ended September 30,
	2016	2015
	(in thousands)
Reported net revenue	$1,113,577	$997,427
Acquisition net revenue	—	80,950
Adjusted totals	$1,113,577	$1,078,377

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$218,284	$186,041	$32,243	17.3%
Income tax expense	9,730	18,278	(8,548)
Loss on debt extinguishment	3,198	—	3,198
Interest expense (income), net	92,463	73,925	18,538
Gain on disposition of assets	(12,221)	(7,230)	(4,991)
Depreciation and amortization	152,729	144,396	8,333
Stock-based compensation expense	19,650	17,508	2,142
Adjusted EBITDA	$483,833	$432,918	$50,915	11.8%

Adjusted EBITDA for the nine months ended September 30, 2016 increased 11.8% to $483.8 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $73.8 million, and was partially offset by an increase in general administrative and corporate expense of $22.9 million, excluding the impact of stock-based compensation expense.

 Net Income/FFO/AFFO

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$218,284	$186,041	$32,243	17.3%
Depreciation and amortization related to real estate	142,394	132,931	9,463
Gain from sale or disposal of real estate	(12,020)	(6,924)	(5,096)
Adjustments for unconsolidated affiliates and non-controlling interest	318	446	(128)
FFO	$348,976	$312,494	$36,482	11.7%
Straight line expense	231	181	50
Stock-based compensation expense	19,650	17,508	2,142
Non-cash portion of tax provision	(150)	9,572	(9,722)
Non-real estate related depreciation and amortization	10,335	11,465	(1,130)
Amortization of deferred financing costs	3,993	3,498	495
Loss on extinguishment of debt	3,198	—	3,198
Capital expenditures – maintenance	(25,942)	(34,746)	8,804
Adjustments for unconsolidated affiliates and non-controlling interest	(318)	(446)	128
AFFO	$359,973	$319,526	$40,447	12.7%

FFO for the nine months ended September 30, 2016 was $349.0 million as compared to FFO of $312.5 million for the same period in 2015. AFFO for nine months ended September 30, 2016 increased 12.7% to $360.0 million as compared to $319.5 million for the same period in 2015. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense), partially offset by increases in general and administrative expense, corporate expense and interest expense over the comparable period in 2015.

RESULTS OF OPERATIONS

Three Months ended September 30, 2016 compared to Three Months ended September 30, 2015

Net revenues increased $36.8 million or 10.5% to $387.5 million for the three months ended September 30, 2016 from $350.7 million for the same period in 2015. This increase was attributable primarily to an increase in billboard net revenues of $34.1 million, which represents an increase of 11.1% over the same period in 2015, primarily due to the integration of outdoor assets acquired since July 1, 2015 which included the acquisition of five new U.S. markets in January 2016 from Clear Channel Outdoor Holdings, Inc. and the addition of approximately 300 digital displays since October 1, 2015, as well as an increase in political advertising sales. In addition, logo sign revenue increased $1.2 million, which represents an increase of 6.7% over the prior period and there was a $1.5 million increase in transit revenue, which represents an increase of 5.7% over the prior period.

For the three months ended September 30, 2016, there was a $13.3 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2015, which represents an increase of 3.6%. See “Reconciliations” below. The $13.3 million increase in revenue primarily consists of a $10.4 million increase in billboard revenue, a $2.1 million increase in transit revenue and a $0.9 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2015.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $20.8 million to $218.6 million for the three months ended September 30, 2016 from $197.8 million in the same period in 2015. The $20.8 million increase over the prior year is comprised of a $18.1 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $2.7 million.

Depreciation and amortization expense increased $2.9 million, or 6.2% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to depreciation and amortization on the assets acquired in the five new U.S. markets purchased in January 2016.

Due to the above factors, operating income increased to $119.8 million for the three months ended September 30, 2016 compared to $111.6 million for the same period in 2015.

Interest expense increased $6.4 million from $24.7 million for the three months ended September 30, 2015, to $31.1 million for the three months ended September 30, 2016, primarily resulting from the January 2016 issuance of the 5 3/4% Senior Notes.

The increase in operating income offset by the increase in interest expense resulted in a $1.7 million increase in income before income taxes. The Company recognized income tax expense of $3.6 million for the three months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2016 was 4.1%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended September 30, 2016 of $85.1 million, as compared to net income of $86.0 million for the same period in 2015.

Reconciliations:

Because acquisitions or dispositions occurring after December 31, 2014 (the “acquired assets”) have contributed to or reduced our net revenue results for the periods presented, we provide 2015 acquisition-adjusted net revenue, which adjusts our 2015 net revenue for the three months ended September 30, 2015 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2016.

Reconciliations of 2015 reported net revenue to 2015 acquisition-adjusted net revenue for the three months ended September 30, as well as a comparison of 2015 acquisition-adjusted net revenue to 2016 reported net revenue for the three months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended September 30,
	2016	2015
	(in thousands)
Reported net revenue	$387,516	$350,701
Acquisition net revenue	—	23,466
Adjusted totals	$387,516	$374,167

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$85,061	$85,965	$(904)	(1.1)%
Income tax expense	3,613	972	2,641
Interest expense (income), net	31,100	24,707	6,393
Gain on disposition of assets	(189)	(5,203)	5,014
Depreciation and amortization	49,307	46,441	2,866
Stock-based compensation expense	8,358	6,121	2,237
Adjusted EBITDA	$177,250	$159,003	$18,247	11.5%

Adjusted EBITDA for the three months ended September 30, 2016 increased 11.5% to $177.3 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $26.7 million, and was partially offset by increases in general administrative and corporate expenses of $8.5 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$85,061	$85,965	$(904)	(1.1)%
Depreciation and amortization related to real estate	46,327	42,554	3,773
Gain from sale or disposal of real estate	(546)	(5,125)	4,579
Adjustments for unconsolidated affiliates and non-controlling interest	52	96	(44)
FFO	$130,894	$123,490	$7,404	6.0%
Straight line income	(46)	(22)	(24)
Stock-based compensation expense	8,358	6,121	2,237
Non-cash portion of tax provision	(509)	(1,306)	797
Non-real estate related depreciation and amortization	2,980	3,887	(907)
Amortization of deferred financing costs	1,332	1,174	158
Capital expenditures – maintenance	(9,005)	(10,610)	1,605
Adjustments for unconsolidated affiliates and non-controlling interest	(52)	(96)	44
AFFO	$133,952	$122,638	$11,314	9.2%

FFO for the three months ended September 30, 2016 was $130.9 million as compared to FFO of $123.5 million for the same period in 2015. AFFO for the three months ended September 30, 2016 increased 9.2% to $134.0 million as compared to $122.6 million for the same period in 2015. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense), partially offset by increases in general and administrative expense, corporate expense and interest expense.

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

Sources of Cash

Total Liquidity. As of September 30, 2016 we had approximately $222.4 million of total liquidity, which is comprised of approximately $37.5 million in cash and cash equivalents and approximately $184.9 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the nine months ended September 30, 2016 and 2015 our cash provided by operating activities was $337.8 million and $313.5 million, respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2016 over the same period in 2015 primarily relates to an increase in revenues partially offset by an increase in operating expenses, (excluding depreciation and amortization).  We expect to generate cash flows from operations during 2016 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.

Note Offerings. On January 28, 2016, Lamar Media completed an institutional private placement of $400 million aggregate principal amount of its 5 3/4% Senior Notes. The institutional private placement resulted in net proceeds to Lamar Media, after payment of fees and expenses of approximately $394.5 million. Lamar Media used the proceeds of this offering to repay and retire the $300 million term A-1 loan, which it borrowed on January 7, 2016 in order to fund the acquisition of certain assets of Clear Channel Outdoor Holdings, Inc.

On September 1, 2016, Lamar Media completed an exchange offer for all of its then outstanding 5 3/4% Senior Notes, which were not registered under the Securities Act of 1933, as amended, for an equal principal amount of newly issued 5 3/4% Senior Notes that were so registered.  Lamar Media did not receive any proceeds from the exchange offer.

Credit Facilities. On January 7, 2016, Lamar Media entered into Incremental Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of February 3, 2014 with the Company, certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. The Incremental Amendment established a $300 million Term A-1 loan as a new class of incremental term loan. Lamar Media borrowed the $300 million in Term A-1 loans on January 7, 2016. The term A-1 loan was repaid in full and retired with the proceeds of the institutional private placement of 5 ¾% Senior Notes on January 28, 2016. See—“Sources of Cash-Note Offerings” for more information.

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

As of September 30, 2016, Lamar Media had approximately $184.9 million of availability under the revolving credit facility included in the senior credit facility and approximately $9.1 million in letters of credit outstanding. As of September 30, 2016, Lamar Media had approximately $258.8 million outstanding in Term A Loans and $206.0 million outstanding under the revolving credit facility.

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

Restrictions under Senior Credit Facility.  Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At September 30, 2016, and currently, we were in compliance with all such tests under the senior credit facility.

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

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $78.8 million for the nine months ended September 30, 2016. We anticipate our 2016 total capital expenditures will be approximately $100 million.

Acquisitions. On January 7, 2016, the Company acquired the assets in five U.S. markets from Clear Channel Outdoor Holdings, Inc. for an aggregate cash purchase price of approximately $458.5 million. The cash purchase price was funded using borrowings from the Company’s revolving credit facility of $160 million and $300 million in borrowings under a Term A-1 incremental loan facility funded by JPMorgan Chase Bank, N.A. The Term A-1 loan was subsequently repaid in full and retired on January 28, 2016 using the net proceeds from Lamar Media’s issuance of $400 million in aggregate principal amount 5 3/4% Senior Notes. See—“Sources of Cash-Note Offerings” for more information. A portion of the proceeds of the 5 3/4% Senior Notes were applied to prepay borrowings under the revolving credit facility.

The Company also completed seventeen additional acquisitions in the amount of $67.5 million during the nine months ended September 30, 2016, which were financed using available cash on hand or borrowings under its revolving credit facility.

Term A Loans. The Term A Loans mature on February 2, 2019 and began amortizing on June 30, 2014. The remaining quarterly installments scheduled to be paid on each June 30, September 30, December 31 and March 31 is as follows:

Principal Payment Date	Principal Amount
December 31, 2016-March 31, 2017	$5,625,000
June 30, 2017-December 31, 2018	$11,250,000
Term A Loan Maturity Date	$168,750,000

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

Dividends.  On August 29, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.76 per share payable on September 30, 2016 to its stockholders of record of its Class A common stock and Class B common stock on September 16, 2016. The Company previously paid quarterly cash dividends of $0.75 per share on each of March 31, 2016 and June 30, 2016.  The Company expects aggregate quarterly distributions to stockholders in 2016, including the dividends paid on March 31, 2016, June 30, 2016 and September 30, 2016, will total $3.02 per common share.

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

Commitments and Contingencies

In our Quarterly Report on Form 10-Q for the three months ended March 31, 2016, Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Debt Service and Contractual Obligations,” we described our commitments and contingencies. There was no material change in our commitments and contingencies during the nine months ended September 30, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. The update clarifies how certain cash receipts and cash payments are presented in the statement of cash flows.  The update is effective for annual periods beginning January 1, 2018 with early adoption permitted. The Company does not expect the adoption of this update will have a material impact on its statement of cash flows.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and nine months ended September 30, 2016 and 2015. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Nine Months ended September 30, 2016 compared to Nine Months ended September 30, 2015

Net revenues increased $116.2 million or 11.6% to $1.1 billion for the nine months ended September 30, 2016 from $997.4 million for the same period in 2015. This increase was attributable primarily to an increase in billboard net revenues of $95.8 million, which represents an increase of 10.9% over the same period in 2015, primarily due to the integration of outdoor assets acquired since July 1, 2015, which included five new U.S. markets in January 2016 from Clear Channel Outdoor Holdings, Inc. and the addition of approximately 300 digital displays since October 1, 2015.   In addition, logo sign revenue increased $3.8 million, which represents an increase of 6.9% over the prior period and there was a $16.5 million increase in transit revenue, which represents an increase of 25.8% over the prior period, primarily due to the acquisition of Alliance Airports in July 2015.

For the nine months ended September 30, 2016, there was a $35.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2015, which represents an increase of 3.3%. See “Reconciliations” below. The $35.2 million increase in revenue primarily consists of a $27.3 million increase in billboard revenue, a $5.2 million increase in transit revenue and a $2.7 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2015.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $67.3 million to $649.1 million for the nine months ended September 30, 2016 from $581.8 million in the same period in 2015. The $67.3 million increase over the prior year is comprised of a $63.7 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $3.6 million.

Depreciation and amortization expense increased $8.3 million, or 5.8% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to depreciation and amortization on the assets acquired in the five new U.S. markets purchased in January 2016.

Due to the above factors, operating income increased to $324.0 million for the nine months ended September 30, 2016 compared to $278.5 million for the same period in 2015.

During the nine months ended September 30, 2016, we recognized a $3.2 million loss on extinguishment of debt related to the prepayment of our Term A-1 loan under its senior credit facility.

Interest expense increased $18.5 million from $74.0 million for the nine months ended September 30, 2015, to $92.5 million for the nine months ended September 30, 2016, primarily resulting from the January 2016 issuance of our 5 3/4% Senior Notes.

The increase in operating income offset by the increases in interest expense and loss on debt extinguishment resulted in a $23.7 million increase in income before income taxes. The Company recognized $9.7 million in income tax expense for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2016 is approximately 4.3%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, we recognized net income for the nine months ended September 30, 2016 of $218.6 million, as compared to net income of $186.3 million for the same period in 2015.

Reconciliations:

Because acquisitions or dispositions occurring after December 31, 2014 (the “acquired assets”) have contributed to or reduced our net revenue results for the periods presented, we provide 2015 acquisition-adjusted net revenue, which adjusts our 2015 net revenue for the nine months ended September 30, 2015 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2016.

Reconciliations of 2015 reported net revenue to 2015 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2015 acquisition-adjusted net revenue to 2016 reported net revenue for the nine months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine months ended September 30,
	2016	2015
	(in thousands)
Reported net revenue	$1,113,577	$997,427
Acquisition net revenue	—	80,950
Adjusted totals	$1,113,577	$1,078,377

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$218,573	$186,296	$32,277	17.3%
Income tax expense	9,730	18,278	(8,548)
Loss on debt extinguishment	3,198	—	3,198
Interest expense (income), net	92,463	73,925	18,538
Gain on disposition of assets	(12,221)	(7,230)	(4,991)
Depreciation and amortization	152,729	144,396	8,333
Stock-based compensation expense	19,650	17,508	2,142
Adjusted EBITDA	$484,122	$433,173	$50,949	11.8%

Adjusted EBITDA for the nine months ended September 30, 2016 increased 11.8% to $484.1 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $73.8 million, and was partially offset by an increase in general administrative and corporate expense of $22.8 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$218,573	$186,296	$32,277	17.3%
Depreciation and amortization related to real estate	142,394	132,931	9,463
Gain from sale or disposal of real estate	(12,020)	(6,924)	(5,096)
Adjustments for unconsolidated affiliates and non-controlling interest	318	446	(128)
FFO	$349,265	$312,749	$36,516	11.7%
Straight line expense	231	181	50
Stock-based compensation expense	19,650	17,508	2,142
Non-cash portion of tax provision	(150)	9,572	(9,722)
Non-real estate related depreciation and amortization	10,335	11,465	(1,130)
Amortization of deferred financing costs	3,993	3,498	495
Loss on extinguishment of debt	3,198	—	3,198
Capital expenditures – maintenance	(25,942)	(34,746)	8,804
Adjustments for unconsolidated affiliates and non-controlling interest	(318)	(446)	128
AFFO	$360,262	$319,781	$40,481	12.7%

FFO for the nine months ended September 30, 2016 was $349.3 million as compared to FFO of $312.7 million for the same period in 2015. AFFO for nine months ended September 30, 2016 increased 12.7% to $360.3 million as compared to $319.8 million for the same period in 2015. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense), partially offset by increases in general and administrative expense, corporate expense and interest expense over the comparable period in 2015.

RESULTS OF OPERATIONS

Three Months ended September 30, 2016 compared to Three Months ended September 30, 2015

Net revenues increased $36.8 million or 10.5% to $387.5 million for the three months ended September 30, 2016 from $350.7 million for the same period in 2015. This increase was attributable primarily to an increase in billboard net revenues of $34.1 million, which represents an increase of 11.1% over the same period in 2015, primarily due to the integration of outdoor assets acquired since July 1, 2015 which included the acquisition of five new U.S. markets in January 2016 from Clear Channel Outdoor Holdings, Inc. and the addition of approximately 300 digital displays since October 1, 2015, as well as an increase in political advertising sales.  In addition, logo sign revenue increased $1.2 million, which represents an increase of 6.7% over the prior period and there was a $1.5 million increase in transit revenue, which represents an increase of 5.7% over the prior period.

For the three months ended September 30, 2016, there was a $13.3 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2015, which represents an increase of 3.6%. See “Reconciliations” below. The $13.3 million increase in revenue primarily consists of a $10.4 million increase in billboard revenue, a $2.1 million increase in transit revenue and a $0.9 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2015.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $20.8 million to $218.5 million for the three months ended September 30, 2016 from $197.7 million in the same period in 2015. The $20.8 million increase over the prior year is comprised of a $18.1 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $2.7 million.

Depreciation and amortization expense increased $2.9 million, or 6.2% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to depreciation and amortization on the assets acquired in the five new U.S. markets purchased in January 2016.

Due to the above factors, operating income increased to $119.9 million for the three months ended September 30, 2016 compared to $111.7 million for the same period in 2015.

Interest expense increased $6.4 million from $24.7 million for the three months ended September 30, 2015, to $31.1 million for the three months ended September 30, 2016, primarily resulting from the January 2016 issuance of our 5 3/4% Senior Notes.

The increase in operating income offset by the increase in interest expense resulted in a $1.8 million increase in income before income taxes. We recognized income tax expense of $3.6 million for the three months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2016 was 4.1%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, we recognized net income for the three months ended September 30, 2016 of $85.2 million, as compared to net income of $86.0 million for the same period in 2015.

Reconciliations:

Because acquisitions or dispositions occurring after December 31, 2014 (the “acquired assets”) have contributed to or reduced our net revenue results for the periods presented, we provide 2015 acquisition-adjusted net revenue, which adjusts our 2015 net revenue for the three months ended September 30, 2015 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2016.

Reconciliations of 2015 reported net revenue to 2015 acquisition-adjusted net revenue for the three months ended September 30, as well as a comparison of 2015 acquisition-adjusted net revenue to 2016 reported net revenue for the three months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended September 30,
	2016	2015
	(in thousands)
Reported net revenue	$387,516	$350,701
Acquisition net revenue	—	23,466
Adjusted totals	$387,516	$374,167

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$85,168	$86,043	$(875)	(1.0)%
Income tax expense	3,613	972	2,641
Interest expense (income), net	31,100	24,707	6,393
Gain on disposition of assets	(189)	(5,203)	5,014
Depreciation and amortization	49,307	46,441	2,866
Stock-based compensation expense	8,358	6,121	2,237
Adjusted EBITDA	$177,357	$159,081	$18,276	11.5%

Adjusted EBITDA for the three months ended September 30, 2016 increased 11.5% to $177.4 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $26.7 million, and was partially offset by increases in general administrative and corporate expenses of $8.2 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$85,168	$86,043	$(875)	(1.0)%
Depreciation and amortization related to real estate	46,327	42,554	3,773
Gain from sale or disposal of real estate	(546)	(5,125)	4,579
Adjustments for unconsolidated affiliates and non-controlling interest	52	96	(44)
FFO	$131,001	$123,568	$7,433	6.0%
Straight line income	(46)	(22)	(24)
Stock-based compensation expense	8,358	6,121	2,237
Non-cash portion of tax provision	(509)	(1,306)	797
Non-real estate related depreciation and amortization	2,980	3,887	(907)
Amortization of deferred financing costs	1,332	1,174	158
Capital expenditures – maintenance	(9,005)	(10,610)	1,605
Adjustments for unconsolidated affiliates and non-controlling interest	(52)	(96)	44
AFFO	$134,059	$122,716	$11,343	9.2%

FFO for the three months ended September 30, 2016 was $131.0 million as compared to FFO of $123.6 million for the same period in 2015. AFFO for the three months ended September 30, 2016 increased 9.2% to $134.1 million as compared to $122.7 million for the same period in 2015. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense), partially offset by increases in general and administrative expense, corporate expense and interest expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2016, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

At September 30, 2016, there was approximately $464.8 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 19.3% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2016 with respect to borrowings under the senior credit facility was $10.1 million, and the weighted average interest rate applicable to borrowings under this credit facility during the nine months ended September 30, 2016 was 2.5%. Assuming that the weighted average interest rate was 200-basis points higher (that is 4.5% rather than 2.5%), then the Company’s nine months ended September 30, 2016 interest expense would have increased by $7.8 million.

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

None.

ITEM 6.	EXHIBITS

The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: November 3, 2016	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 3, 2016	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

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

101

The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the nine months ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media