Form 10-K
period 2016-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2017-02-24
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 1-36756

Lamar Advertising Company

Commission File Number 1-12407

Lamar Media Corp.

(Exact names of registrants as specified in their charters)

Delaware Delaware	72-1449411 72-1205791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5321 Corporate Blvd., Baton Rouge, LA	70808
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: (225) 926-1000

SECURITIES OF LAMAR ADVERTISING COMPANY

REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class Class A common stock, $0.001 par value	Name of exchange on which registered The NASDAQ Stock Market, LLC

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

Indicate by check mark if Lamar Media Corp. is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Lamar Advertising Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark if either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $5,447,202,165 based on $66.30 per share as reported at the close of trading on the NASDAQ Global Select Market on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2016, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2017
Lamar Advertising Company Class A common stock, $0.001 par value per share	82,823,978 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	14,610,365 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 25, 2017 (Proxy Statement)	Part III

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about: (i) our future financial performance and condition; (ii) our business plans, objectives, prospects, growth and operating strategies; (iii) our future capital expenditures and level of acquisition activity; (iv) our ability to integrate acquired assets and realize operating efficiency from acquisitions; (v) market opportunities and competitive positions; (vi) our future cash flows and expected cash requirements; (vii) expected timing and amount of distributions to our stockholders; (viii) estimated risks; (ix) our ability to maintain compliance with applicable covenants and restrictions included in Lamar Media Corp’s (“Lamar Media”) senior credit facility and the indentures relating to its outstanding notes; (x) stock price; and (xi) our ability to remain qualified as a real estate investment trust (“REIT”).

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

Billboards. As of December 31, 2016, we owned and operated approximately 149,000 billboard advertising displays in 44 states, Canada and Puerto Rico. We lease most of our advertising space on two types of billboards: bulletins and posters.

•	Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic.
•	Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic.

In addition to traditional billboards, we also lease space on digital billboards, which are generally located on major traffic arteries and city streets. As of December 31, 2016, we owned and operated approximately 2,600 digital billboard advertising displays in 42 states, Canada and Puerto Rico.

Logo signs. We lease advertising space on logo signs located near highway exits.

•	Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.

We are the largest provider of logo signs in the United States, operating 23 of the 25 privatized state logo sign contracts. As of December 31, 2016, we operated approximately 144,000 logo sign advertising displays in 23 states and Canada.

Transit advertising displays. We also lease advertising space on the exterior and interior of public transportation vehicles, in airport terminals, and on transit shelters and benches in over 70 markets. As of December 31, 2016, we operated approximately 41,000 transit advertising displays in 19 states and Canada.

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

OPERATING STRATEGIES

We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:

Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our tenants and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 78% of our net revenues for the year ended December 31, 2016, which management believes is higher than the industry average. We believe that the experience of our regional, territory and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 33 years. In an effort to provide high quality sales and service at the local level, we employed approximately 940 local account executives as of December 31, 2016. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of our central office, as well as our offices in other markets, in the event business opportunities or customers’ needs support such an allocation of resources.

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

In addition, we routinely invest in upgrading our existing displays and constructing new displays. Since January 1, 2006, we invested approximately $1.4 billion in capitalized expenditures, which include improvements to our existing real estate portfolio and the construction of new locations. Our regular improvement and expansion of our advertising display inventory allows us to provide high quality service to our current tenants and to attract new tenants.

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

Reinvesting in capital expenditures including digital technology. We have historically invested in capital expenditures, however, during 2009 and 2010, we significantly reduced our capital expenditures to position the Company to manage through the economic recession. As a result of the economic recovery, the Company began to reinvest in capital expenditures beginning in 2011. We spent approximately $107.6 million in total capital expenditures in fiscal 2016, of which approximately $33.2 million was spent on digital technology. We expect our 2017 capitalized expenditures to closely approximate our spending in 2016.

CAPITAL ALLOCATION STRATEGY

The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital. To maintain our REIT status we are required to distribute to our stockholders annually an amount equal to at least 90% of our REIT taxable income. After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. During 2016, we generated $521.8 million of cash from operating activities, which was used to fund $107.6 million of capital expenditures, dividends to our shareholders of $294.0 million and partially fund $585.1 million of acquisitions.

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

COMPANY OPERATIONS

Billboard Advertising

We lease most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2016, we owned and operated approximately 149,000 billboard advertising displays in 44 states, Canada and Puerto Rico. In 2016, we derived approximately 74% of our billboard advertising net revenues from bulletin rentals and 26% from poster rentals.

Bulletins are large, advertising structures (the most common size is fourteen feet high by forty-eight feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2016, we operated approximately 68,100 bulletin displays.

We generally lease individually-selected bulletin space to advertisers for the duration of the contract (ranging from 4 to 52 weeks). We also lease bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.

Posters are smaller advertising structures (the most common size is eleven feet high by twenty-three feet wide, or 250 square feet; we also operate junior posters, which are five feet high by eleven feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts onto the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2016, we operated approximately 78,100 poster displays.

We generally lease poster space for 4 to 26 weeks; determined by the advertiser’s campaign needs.  Posters are sold in packages of Target Rating Point (“TRP”) levels, which determine the percentage of a target audience an advertiser needs to reach.  A package may include a combination of poster locations in order to meet reach and frequency campaign goals.

In addition to the traditional displays described above, we also rent digital billboards. Digital billboards are large electronic light emitting diode (“LED”) displays (the most common sizes are fourteen feet high by forty-eight feet wide, or 672 square feet; ten and a half feet high by thirty six feet wide, or 378 square feet; and ten feet high by twenty-one feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds.  At December 31, 2016, we operated approximately 2,600 digital billboards in various markets.  These 2,600 digital billboards generated approximately 21% of billboard advertising net revenue.

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

Logo Sign Advertising

We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 23 of the 25 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2016, we operated over 44,500 logo sign structures containing approximately 144,000 logo advertising displays in the United States and Canada.

We operate the logo sign contracts in the province of Ontario, Canada and in the following states:

Colorado	Georgia	Louisiana	Mississippi	Nebraska	New Mexico	South Carolina
Delaware	Kansas	Michigan	Missouri(1)	Nevada	Ohio	Tennessee
Florida	Kentucky	Minnesota	Montana	New Jersey	Oklahoma	Utah
Virginia	Wisconsin

(1)	The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.

We also operate the tourist oriented directional signing (“TODS”) programs for the states of Colorado, Kansas, Kentucky, Louisiana, Michigan, Missouri, Montana, Nebraska, Nevada, New Jersey, Ohio, South Carolina, Utah, Virginia and the province of Ontario, Canada.

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

State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the Company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our 24 logo sign contracts in place, in the United States and Canada, at December 31, 2016, three are subject to renewal in 2017.

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

Transit Advertising

We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. Transit contracts are generally with the local municipalities and airport authorities and allow us the exclusive right to rent advertising space to customers, in airports and on buses, benches or shelters. The terms of the contracts vary but generally range between 3-15 years, many with renewable options for contract extension. We rent transit advertising displays in airport terminals and on bus shelters, benches and buses in over 70 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising tenants. As of December 31, 2016, we operated approximately 41,000 transit advertising displays in 19 states and Canada.

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

	Percentage of Revenues for the year ended, December 31, 2016					Number of Displays for the year ended, December 31, 2016
Market	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Percentage of Total Displays
New York, NY	3.6%	1.1%	0.0%	0.0%	2.7%	1,317	19	—	—	1,336	0.4%
Las Vegas, NV	1.7%	2.6%	12.7%	0.0%	2.6%	865	40	1,211	—	2,116	0.6%
Pittsburgh, PA	2.2%	3.7%	1.7%	0.0%	2.3%	3,097	53	795	—	3,945	1.2%
Gary, IN	1.7%	3.3%	0.0%	0.0%	1.8%	1,761	110	—	—	1,871	0.6%
Cleveland, OH	1.6%	3.3%	0.0%	0.0%	1.7%	2,476	58	—	—	2,534	0.8%
San Bernardino, CA	1.8%	2.1%	1.3%	0.0%	1.7%	874	23	1,163	—	2,060	0.6%
Seattle, WA	2.1%	0.9%	0.9%	0.0%	1.6%	1,913	16	717	—	2,646	0.8%
Oklahoma City, OK	1.6%	1.2%	0.0%	0.0%	1.4%	2,383	26	—	—	2,409	0.7%
Richmond, VA	1.4%	1.9%	0.0%	0.0%	1.3%	1,352	37	—	—	1,389	0.4%
Nashville, TN	1.3%	2.0%	0.0%	0.0%	1.3%	1,739	45	—	—	1,784	0.5%
Vancouver, Canada	0.0%	0.0%	16.8%	0.0%	1.2%	—	—	6,445	—	6,445	1.9%
Knoxville, TN	1.6%	0.5%	0.0%	0.0%	1.2%	1,999	11	—	—	2,010	0.6%
Dallas, TX	1.6%	0.7%	0.0%	0.0%	1.2%	1,443	15	—	—	1,458	0.4%
Cincinnati, OH	1.1%	2.4%	0.0%	0.0%	1.2%	1,227	31	—	—	1,258	0.4%
Buffalo, NY	1.0%	1.1%	3.7%	0.0%	1.2%	962	20	1,774	—	2,756	0.8%
Birmingham, AL	1.3%	1.5%	0.0%	0.0%	1.2%	1,648	25	—	—	1,673	0.5%
Baton Rouge, LA	1.3%	1.3%	0.0%	0.0%	1.1%	1,541	36	—	—	1,577	0.5%
Hartford, CT	1.2%	1.7%	0.1%	0.0%	1.1%	958	23	100	—	1,081	0.3%
Atlanta, GA	1.1%	2.1%	0.0%	0.0%	1.1%	811	44	—	—	855	0.3%
Austin, TX	1.4%	0.5%	0.0%	0.0%	1.1%	917	5	—	—	922	0.3%
Providence, RI	0.9%	1.8%	0.8%	0.0%	1.0%	610	31	676	—	1,317	0.4%
Albany, NY	1.0%	0.8%	2.4%	0.0%	1.0%	1,119	14	1,312	—	2,445	0.7%
Tulsa, OK	1.0%	1.5%	0.0%	0.0%	1.0%	1,758	30	—	—	1,788	0.6%
Gulfport, MS	1.2%	0.8%	0.0%	0.0%	1.0%	1,018	18	—	—	1,036	0.3%
All US Logo Programs	0.0%	0.0%	0.0%	94.0%	5.4%	—	—	—	138,986	138,986	41.7%
All Other United States and Puerto Rico	65.2%	61.2%	50.8%	0.0%	59.7%	112,313	1,846	22,297	—	136,456	40.9%
All Other Canada	0.1%	0.0%	8.8%	6.0%	0.9%	149	2	4,483	4,736	9,370	2.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	146,250	2,578	40,973	143,722	333,523	100.0%
Total Revenue (in millions)	$1,040.2	$271.7	$107.9	$80.5	$1,500.3

TAXABLE REIT SUBSIDIARIES

We hold and operate certain of our assets that cannot be held and operated directly by a REIT through taxable REIT subsidiaries, or TRSs. A TRS is a subsidiary of a REIT that pays corporate taxes on its taxable income. The assets held in our TRSs primarily consist of our transit advertising business, advertising services business and our foreign operations in Canada and Puerto Rico. Our TRS assets and operations will continue to be subject, as applicable, to U.S. federal and state corporate income taxes. Furthermore, our assets and operations outside the United States will continue to be subject to foreign taxes in the jurisdictions in which those assets and operations are located. Net income from our TRSs will either be retained by our TRSs and used to fund their operations, or distributed to us, where it will be reinvested in our business or be available for distribution to Lamar Advertising’s stockholders. As of December 31, 2016, the annual revenue generated by our TRSs in the aggregate was approximately $256 million.

ADVERTISING TENANTS

Our tenant base is diverse. The table below sets forth the ten industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2016, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 76% of our billboard advertising net revenues in the year ended December 31, 2016. No individual tenant accounted for more than 1.0% of our billboard advertising net revenues in that period.

Categories	Percentage of Net Billboard Advertising Revenues
Restaurants	12%
Service	12%
Health Care	10%
Retailers	10%
Amusement — Entertainment/Sports	7%
Automotive	6%
Gaming	5%
Education	4%
Financial — Banks, Credit Unions	4%
Telecommunications	3%
Real Estate	3%
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

In January 2013, Scenic America, Inc., a nonprofit membership organization, filed a lawsuit against the U.S. Department of Transportation (USDOT) and the Federal Highway Administration (FHWA). The complaint alleged that (i) the FHWA exceeded its authority when the agency issued the 2007 Guidance to assist its division offices in evaluating state regulations that authorize the construction and operation of digital billboards that are in conformance with restrictions on “intermittent”, “flashing” or “moving” lights, which restrictions are contained in the individual Federal/State Agreements that implement the provisions of the HBA and in issuing the 2007 Guidance, the FHWA violated the Administrative Procedures Act (APA) by not first engaging in formal rulemaking, (ii) the 2007 Guidance violated the HBA because it adopted “a new lighting standard” without first amending the provisions of the Federal/State Agreements and (iii) the 2007 Guidance violates the HBA (the “2007 Guidance”) because digital billboards are themselves “inconsistent with customary use” of outdoor advertising, as that term is used in the HBA. As the principal remedy for these alleged violations, the complaint sought an injunction vacating the 2007 Guidance. On June 20, 2014, the U.S. District Court for the District of Columbia dismissed all challenges made by Scenic America to the 2007 Guidance finding that (i) the 2007 Guidance was an interpretive and not a substantive rule and, therefore, did not violate the APA, (ii) the 2007 Guidance did not infringe on the Federal/State Agreements and (iii) the 2007 Guidance is consistent with “customary use” and, therefore, did not violate the HBA. Scenic America filed a notice of appeal from the District Court’s judgment to the D.C. Circuit Court of Appeals on August 7, 2014. On September 6, 2016, the U.S. Circuit Court of Appeals for the District of Columbia issued a unanimous opinion rejecting Scenic America’s attack on digital billboards, upholding the Federal Highway Administration’s 2007 Guidance that authorizes states to allow digital billboards. Scenic America has filed a writ of certiorari to the U.S. Supreme Court and the writ is still pending.

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

REAL ESTATE PORTFOLIO

Our management headquarters is located in Baton Rouge, Louisiana. We also own 128 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, we lease an additional 132 operating facilities at an aggregate lease expense for 2016 of approximately $8.3 million.

We own over 7,600 parcels of property beneath our advertising displays. As of December 31, 2016, we leased over 69,000 outdoor sites, accounting for an annualized lease expense of approximately $250.7 million. This amount represented approximately 19% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide us with renewal options. Our lease agreements generally permit us to use the land for the construction, repair and relocation of outdoor advertising displays, including all rights necessary to access and maintain the site. Approximately 63% of our leases will expire or be subject to renewal in the next 5 years, 15% will expire or be subject to renewal in 6 to 10 years and 22% thereafter. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

The following table illustrates the number of leased and owned sites by state as of December 31, 2016, which is sorted from greatest to least in number and percentage of leased sites. States in which we lease less than 2% of our portfolio are grouped in the category “All Other States”.

State	# of billboard leased sites	% of total	# of owned billboard sites	% of total
Texas	5,723	8.3%	653	8.5%
Pennsylvania	4,862	7.0%	1,512	19.7%
California	4,731	6.8%	135	1.8%
Ohio	4,648	6.7%	372	4.8%
Tennessee	3,235	4.7%	266	3.5%
Louisiana	3,144	4.6%	464	6.0%
Alabama	3,055	4.4%	407	5.3%
North Carolina	2,735	4.0%	141	1.8%
Florida	2,693	3.9%	355	4.6%
New York	2,431	3.5%	190	2.5%
Missouri	2,186	3.2%	240	3.1%
Wisconsin	2,055	3.0%	284	3.7%
Georgia	2,015	2.9%	197	2.6%
Mississippi	1,972	2.8%	333	4.3%
Indiana	1,915	2.8%	248	3.2%
Oklahoma	1,804	2.6%	119	1.5%
Michigan	1,793	2.6%	217	2.8%
Virginia	1,640	2.4%	166	2.2%
Washington	1,503	2.2%	42	0.5%
All Other States	14,932	21.6%	1,351	17.6%
	69,072	100.0%	7,692	100%

CONTRACT EXPIRATIONS

We derive revenues primarily from renting advertising space to customers on our advertising displays. Our contracts with customers generally cover periods ranging from one week to one year and are generally billed every four weeks. Since contract terms are short-term in nature, we do not consider revenues by year of contract expiration to be meaningful.

EMPLOYEES

We employed approximately 3,300 people as of December 31, 2016. Approximately 225 employees were engaged in overall management and general administration at our management headquarters in Baton Rouge, Louisiana, and the remainder, including approximately 940 local account executives were employed in our operating offices.

Fourteen of our local offices employ billposters and construction personnel who are covered by collective bargaining agreements. We believe that our relationship with our employees, including our 120 unionized employees, is good, and we have never experienced a strike or work stoppage.

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

The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2016, Lamar Advertising Company’s wholly owned subsidiary, Lamar Media, had approximately $2.35 billion of total debt outstanding, net of deferred financing costs, consisting of approximately $428.4 million in bank debt outstanding under Lamar Media’s senior credit facility, $1.0 billion in various series of senior subordinated notes and $898.6 million in senior notes. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility allow Lamar Media to incur substantially more debt, including approximately $209.9 million available for borrowing as of December 31, 2016 under the revolving senior credit facility.

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

At December 31, 2016, the terms of Lamar Media’s senior credit facility also restrict the Company from exceeding a specified senior debt ratio. Lamar Media is also subject to certain other financial covenants relating to the incurrence of additional debt. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of the specific financial ratio requirements under the senior credit facility.

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

The Company has historically grown through acquisitions. During the year ended December 31, 2016, we completed acquisitions for a total cash purchase price of approximately $585.1 million, which includes assets purchased in five markets from Clear Channel Outdoor Holdings, Inc. for an aggregate cash purchase price of approximately $458.5 million. We intend to continue to evaluate strategic acquisition opportunities as they arise.

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

The Company tested goodwill for impairment on December 31, 2016. Based on the Company’s review at December 31, 2016, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or both of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350 “Goodwill and Other Intangible Assets” and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.

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

In January 2013, Scenic America, Inc., a nonprofit membership organization, filed a lawsuit against the U.S. Department of Transportation (“USDOT”) and the Federal Highway Administration. The complaint alleged that (i) the FHWA exceeded its authority when the agency issued the 2007 Guidance to assist its division offices in evaluating state regulations that authorize the construction and operation of digital billboards that are in conformance with restrictions on “intermittent”, “flashing” or “moving” lights, which restrictions are contained in the individual Federal/State Agreements that implement the provisions of the HBA (the “2007 Guidance”) and that in issuing the 2007 Guidance, the FHWA violated the Administrative Procedures Act by not first engaging in formal rulemaking, (ii) the 2007 Guidance violated the HBA because it adopted “a new lighting standard” without first amending the provisions of the Federal/State Agreements and (iii) the 2007 Guidance violated the HBA because digital billboards are themselves “inconsistent with customary use” of outdoor advertising, as that term is used in the HBA. As the principal remedy for these alleged violations, the complaint sought an injunction vacating the 2007 Guidance. On June 20, 2014, the U.S. District Court for the District of Columbia dismissed all challenges made by Scenic America to the 2007 Guidance finding that (i) the 2007 Guidance was an interpretive and not a substantive rule and, therefore, did not violate the APA, (ii) the 2007 Guidance did not infringe on the Federal/State Agreements and (iii) the 2007 Guidance is consistent with “customary use” and, therefore, did not violate the HBA. Scenic America filed a notice of appeal from the District Court’s judgment to the D.C. Circuit Court of Appeals on August 7, 2014.  On September 6, 2016, the U.S. Circuit Court of Appeals for the District of Columbia issued a unanimous opinion rejecting Scenic America’s attack on digital billboards, upholding the Federal Highway Administration’s 2007 Guidance that authorizes states to allow digital billboards. Scenic America has filed a writ of certiorari to the U.S. Supreme Court and the writ is still pending.

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

In 2016, the Company generated approximately 5% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against other national and local logo sign providers. A logo sign provider incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the logo sign provider for early termination. At the end of the contract term, the logo sign provider transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.

Of the Company’s 24 logo sign contracts in place at December 31, 2016, three are subject to renewal in 2017. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.

The Company is controlled by significant stockholders who have the power to determine the outcome of all matters submitted to the stockholders for approval and whose interest in the Company may be different than yours.

As of December 31, 2016, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Chairman and President, and Sean Reilly, the Company’s Chief Executive Officer, and their affiliates, owned in the aggregate approximately 15% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented approximately 64% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family and their affiliates the power to:

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

Even if it qualifies as a REIT, certain of Lamar Advertising’s business activities will be subject to U.S. and foreign taxes on its income and assets, which will continue to reduce its cash flows, and it will have potential deferred and contingent tax liabilities.

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

Our management headquarters is located in Baton Rouge, Louisiana. We also own 128 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 132 operating facilities at an aggregate lease expense for 2016 of approximately $8.3 million.

We own approximately 7,600 parcels of property beneath our outdoor advertising structures. As of December 31, 2016, we leased approximately 69,000 active outdoor sites, accounting for a total annual lease expense of approximately $250.7 million. This amount represented approximately 19% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

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

The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the NASDAQ Global Select Market under the symbol “LAMR.” As of December 31, 2016, the Class A common stock was held by 123 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.

The following table sets forth, for the periods indicated, the high and low sales prices for the Class A common stock:

	High	Low
Year ended December 31, 2016
First Quarter	$61.62	$49.73
Second Quarter	$66.37	$60.02
Third Quarter	$69.35	$59.58
Fourth Quarter	$68.85	$58.68
Year ended December 31, 2015
First Quarter	$59.78	$52.71
Second Quarter	$61.73	$56.93
Third Quarter	$60.89	$51.03
Fourth Quarter	$60.76	$51.36

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

During the years ended December 31, 2016 and 2015, we declared and paid the following regular cash distributions to the holders of our Class A and Class B common stock:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
February 25, 2016	March 31, 2016	March 16, 2016	$0.75	$72.7
May 26, 2016	June 30, 2016	June 16, 2016	$0.75	$72.9
August 29, 2016	September 30, 2016	September 16, 2016	$0.76	$73.9
December 8, 2016	December 30, 2016	December 19, 2016	$0.76	$74.0

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
February 27, 2015	March 31, 2015	March 17, 2015	$0.68	$65.2
May 28, 2015	June 30, 2015	June 16, 2015	$0.69	$66.6
September 1, 2015	September 30, 2015	September 16, 2015	$0.69	$66.6
December 9, 2015	December 30, 2015	December 21, 2015	$0.69	$66.7

Issuer Purchases of Equity Securities

On December 11, 2014, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $250 million of the Company’s Class A common stock. There were no repurchases under the plan and the stock repurchase program expired on June 30, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

Lamar Advertising Company

The selected consolidated statement of income, statement of cash flows and balance sheet data presented below are derived from the year ended December 31 audited consolidated financial statements of the Company, which are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The data presented below should be read in conjunction with the audited consolidated financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Statement of Income Data:
Net revenues	$1,500,294	$1,353,396	$1,287,060	$1,245,842	$1,179,736
Operating expenses:
Direct advertising expenses	525,597	473,760	453,269	436,844	418,538
General and administrative expenses	345,789	313,941	299,878	288,786	264,406
Depreciation and amortization	204,958	191,433	258,435	300,579	296,083
Gain on disposition of assets	(15,095)	(8,765)	(3,192)	(3,804)	(13,817)
Total operating expenses	1,061,249	970,369	1,008,390	1,022,405	965,210
Operating income	439,045	383,027	278,670	223,437	214,526
Other expense (income):
Loss on extinguishment of debt	3,198	—	26,023	14,345	41,632
Other-than-temporary impairment of investment	—	—	4,069	—	—
Interest income	(6)	(34)	(102)	(165)	(331)
Interest expense	123,688	98,433	105,254	146,277	157,093
Total other expense	126,880	98,399	135,244	160,457	198,394
Income before income taxes	312,165	284,628	143,426	62,980	16,132
Income tax expense (benefit)	13,356	22,058	(110,092)	22,841	8,242
Net income	298,809	262,570	253,518	40,139	7,890
Preferred stock dividends	365	365	365	365	365
Net income applicable to common stock	$298,444	$262,205	$253,153	$39,774	$7,525
Net income per share basic	$3.07	$2.72	$2.66	$0.42	$0.08
Net income per share diluted	$3.05	$2.72	$2.66	$0.42	$0.08
Cash dividends declared per common share	$3.02	$2.75	$2.50	$—	$—
Statement of Cash Flow Data:
Cash flows provided by operating activities	$521,823	$477,650	$452,529	$394,705	$375,909
Cash flows used in investing activities	$680,983	$253,880	$163,997	$191,869	$303,399
Cash flows provided by (used in) financing activities	$171,908	$(224,808)	$(294,315)	$(227,195)	$(47,417)
Balance Sheet Data(1)
Cash and cash equivalents	$35,530	$22,327	$26,035	$33,212	$58,911
Working capital	38,511	44,902	47,803	36,705	82,127
Total assets	3,900,466	3,363,744	3,318,818	3,401,618	3,514,030
Total debt (including current maturities)	2,349,183	1,891,450	1,899,895	1,938,802	2,160,854
Total long-term obligations	2,553,614	2,105,855	2,112,011	2,223,319	2,433,297
Stockholders’ equity	1,069,528	1,021,059	981,466	932,946	861,625

(1)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2016, 2015 and 2014. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash,” for more information. During the year ended December 31, 2016, the Company completed acquisitions for a total cash purchase price of approximately $585.1 million.  See “Uses of Cash-Acquisitions,” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past three years:

	2016	2015	2014
	(In thousands)
Billboard — Traditional	$48,009	$32,283	$25,829
Billboard — Digital	33,181	49,531	53,536
Logos	7,781	9,420	9,747
Transit	700	510	425
Land and buildings	10,295	10,629	8,668
PP&E	7,646	8,052	9,368
Total capital expenditures	$107,612	$110,425	$107,573

We expect our 2017 capital expenditures to approximate our 2016 spending.

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

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	35.0	35.0	35.2
General and administrative expenses	18.0	17.9	17.9
Corporate expenses	5.1	5.3	5.4
Depreciation and amortization	13.7	14.1	20.1
Operating income	29.3	28.3	21.7
Loss on extinguishment of debt	0.2	—	2.0
Interest expense	8.2	7.3	8.2
Income tax expense (benefit)	0.9	1.6	(8.6)
Net income	19.9	19.4	19.7

Year ended December 31, 2016 compared to Year ended December 31, 2015

Net revenues increased $146.9 million or 10.9% to $1.50 billion for the year ended December 31, 2016 from $1.35 billion for the same period in 2015. This increase was attributable primarily to an increase in billboard net revenues of $125.0 million or 10.5% over the prior period, which is primarily related to the integration of outdoor assets acquired during 2015 and 2016, which included five new U.S. markets in January 2016 from Clear Channel Outdoor Holdings, Inc. and the addition of approximately 300 digital displays during the year ended December 31, 2016.  In addition, logo sign revenue increased $5.7 million, which represents an increase of 7.6% over the prior period, primarily due to the addition of a logo program in Tennessee and an overall increase in occupancy in all other logo markets of over 1.5%.  Transit revenue increased $16.2 million, which represents an increase of 17.7% over the prior period, primarily due to the acquisition of Alliance Airports in July 2015.

For the year ended December 31, 2016, there was a $42.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the year ended December 31, 2015. The $42.7 million increase in revenue primarily consists of a $32.6 million increase in billboard revenue, a $4.2 million increase in logo revenue and a $5.9 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2015. The increase in revenue represents an increase of 2.9% over the comparable period in 2015. See “Reconciliations” below.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $83.7 million or 10.6% to $871.4 million for the year ended December 31, 2016. The $83.7 million increases over the prior year is comprised of a $79.1 million increase in operating expenses related to the operations of our outdoor advertising assets and an increase in corporate expenses of $4.6 million.

Depreciation and amortization expense increased $13.5 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to depreciation and amortization on the assets acquired in the five new U.S. markets purchased in January 2016.

Gain on disposition of assets for the year ended December 31, 2016 increased $6.3 million over the same period in 2015 primarily due to a $8.6 million non-cash gain resulting from an exchange of outdoor advertising assets in the period.

Due primarily to the above factors, operating income increased $56.0 million to $439.0 million for the year ended December 31, 2016 compared to $383.0 million for the same period in 2015.

During the year ended December 31, 2016, the Company recognized a $3.2 million loss on extinguishment of debt related to the prepayment of Lamar Media’s Term A-1 loan under its senior credit facility.

Interest expense increased approximately $25.3 million from $98.4 million for the year ended December 31, 2015 to $123.7 million for the year ended December 31, 2016, primarily resulting from the January 2016 issuance of Lamar Media’s $400.0 million aggregate principal amount of 5 3/4% Senior Notes due 2026 (the “5 3/4% Senior Notes”). See —“Uses of Cash — Tender Offers and Debt Repayment” for more information.

The increase in operating income offset by the increase in interest expense and loss on debt extinguishment over the comparable period in 2015, resulted in a $27.5 million increase in net income before income taxes. The Company recognized $13.4 million in income tax expense for the year ended December 31, 2016. The effective tax rate for the year ended December 31, 2016 is approximately 4.3%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the year ended December 31, 2016 of $298.8 million, as compared to net income of $262.6 million for the same period in 2015.

Reconciliations:

Because acquisitions occurring after December 31, 2014 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2015 acquisition-adjusted net revenue, which adjusts our 2015 net revenue for the year ended December 31, 2015 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2016.

Reconciliations of 2015 reported net revenue to 2015 acquisition-adjusted net revenue for the year ended December 31, 2015 as well as a comparison of 2015 acquisition-adjusted net revenue to 2016 reported net revenue for the year ended December 31, 2016, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2016	2015
	(in thousands)
Reported net revenue	$1,500,294	$1,353,396
Acquisition net revenue	—	104,201
Adjusted totals	$1,500,294	$1,457,597

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$298,809	$262,570	$36,239	13.8%
Income tax expense	13,356	22,058	(8,702)
Loss on extinguishment of debt	3,198	—	3,198
Interest expense (income), net	123,682	98,399	25,283
Gain on disposition of assets	(15,095)	(8,765)	(6,330)
Depreciation and amortization	204,958	191,433	13,525
Stock-based compensation expense	28,560	25,890	2,670
Adjusted EBITDA	$657,468	$591,585	$65,883	11.1%

Adjusted EBITDA for the year ended December 31, 2016 increased 11.1% to $657.5 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $95.1 million, and was partially offset by an increase in general administrative and corporate expenses of $29.2 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$298,809	$262,570	$36,239	13.8%
Depreciation and amortization related to real estate	190,964	176,132	14,832
Gain from disposition of real estate assets and investments	(14,789)	(8,467)	(6,322)
Adjustments for unconsolidated affiliates and non-controlling interest	605	631	(26)
FFO	$475,589	$430,866	$44,723	10.4%
Straight-line expense	255	463	(208)
Stock-based compensation expense	28,560	25,890	2,670
Non-cash portion of tax provision	(343)	11,099	(11,442)
Non-real estate related depreciation and amortization	13,994	15,301	(1,307)
Amortization of deferred financing costs	5,333	4,682	651
Loss on extinguishment of debt	3,198	—	3,198
Capital expenditures – maintenance	(37,090)	(45,605)	8,515
Adjustments for unconsolidated affiliates and non-controlling interest	(605)	(631)	26
AFFO	$488,891	$442,065	$46,826	10.6%

FFO for the year ended December 31, 2016 was $475.6 million as compared to FFO of $430.9 million for the same period in 2015. AFFO for the year ended December 31, 2016 increased 10.6% to $488.9 million as compared to $442.1 million for the same period in 2015. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense), partially offset by increases in general and administrative expenses, corporate expenses and interest expense.

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

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Net income	$262,570	$253,518	$9,052	3.6%
Depreciation and amortization related to real estate	176,132	241,294	(65,162)
Gain from disposition of real estate assets and investments	(8,467)	(2,681)	(5,786)
One time adjustment to taxes related to REIT conversion	—	(120,081)	120,081
Adjustments for unconsolidated affiliates and non-controlling interest	631	695	(64)
FFO	$430,866	$372,745	$58,121	15.6%
Straight-line expense (income)	463	(841)	1,304
Stock-based compensation expense	25,890	24,120	1,770
Non-cash portion of tax provision	11,099	(2,056)	13,155
Non-real estate related depreciation and amortization	15,301	17,141	(1,840)
Amortization of deferred financing costs	4,682	4,777	(95)
Loss on other-than-temporary impairment of investment	—	4,069	(4,069)
Loss on extinguishment of debt	—	26,023	(26,023)
Capital expenditures – maintenance	(45,605)	(56,820)	11,215
Adjustments for unconsolidated affiliates and non-controlling interest	(631)	(695)	64
AFFO	$442,065	$388,463	$53,602	13.8%

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

Sources of Cash

Total Liquidity at December 31, 2016. As of December 31, 2016 we had approximately $245.4 million of total liquidity, which is comprised of approximately $35.5 million in cash and cash equivalents and approximately $209.9 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility, and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the years ended December 31, 2016, 2015 and 2014 our cash provided by operating activities was $521.8 million, $477.7 million and $452.5 million, respectively. The increase in cash provided by operating activities for the year ended December 31, 2016 over the same period in 2015 relates to an increase in revenues partially offset by an increase in operating expenses, excluding depreciation and amortization. We generated cash flows from operations during 2016 in excess of our cash needs for operations and capital expenditures as described herein. We used the excess cash generated principally to pay dividends and fund our acquisitions. See — “Cash Flows” for more information.

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

Lamar Media’s Second Amended and Restated Credit Agreement dated as of February 3, 2014 (as amended, the “senior credit facility”) currently consists of a $400.0 million revolving credit facility and a $300.0 million Term A loan facility (the “Term A Loans”).  The Term A Loans were established on April 18, 2014 under Amendment No.1 to the Second Amended and Restated Credit Agreement.  On March 4, 2016, Lamar Media entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement, which eliminated the previously existing $500.0 million cap on incremental loans with the result that Lamar Media may borrow incremental term and revolving loans under its senior credit facility without monetary limits, so long as Lamar Advertising’s Senior Debt Ratio does not exceed 3.5 to 1.0.  Lamar Media is the borrower under the senior credit facility and may also from time to time designate wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

As of December 31, 2016, Lamar Media had approximately $209.9 million of unused capacity under the revolving credit facility included in the senior credit facility. The aggregate balance outstanding under the senior credit facility was $433.1 million, consisting of $253.1 million outstanding in Term A Loans and $180.0 million outstanding under the revolving credit facility.

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

Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding $500 million 5 7/8% Senior Subordinated Notes issued in February 2012 (the “5 7/8% Senior Subordinated Notes”), $535 million 5% Senior Subordinated Notes issued in October 2012 (the “5% Senior Subordinated Notes”), $510 million 5 3/8% Senior Notes issued in January 2014 (the “5 3/8% Senior Notes”) and the $400 million 5 3/4% Senior Notes.

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At December 31, 2016, and currently, we were in compliance with all such tests under the senior credit facility.

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

The Company believes that its current level of cash on hand, availability under the senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2017. All debt obligations are reflected on the Company’s balance sheet.

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $107.6 million for the year ended December 31, 2016. We anticipate our 2017 total capital expenditures will closely approximate our 2016 spending.

Acquisitions. On January 7, 2016, the Company acquired the assets in five U.S. markets from Clear Channel Outdoor Holdings, Inc. for an aggregate cash purchase price of approximately $458.5 million. The cash purchase price was funded using borrowings from the Company’s revolving credit facility of $160 million and $300 million in borrowings under a Term A-1 incremental loan facility funded by JPMorgan Chase Bank, N.A. The Term A-1 Loan and a portion of the borrowing under the revolving credit facility were subsequently paid off on January 28, 2016 using the net proceeds from Lamar Media’s issuance of $400.0 million in aggregate principal amount 5 3/4% Senior Notes. See—“Sources of Cash-Note Offerings” for more information.

The Company also completed twenty-six additional acquisitions in the aggregate amount of $126.6 million during the year ended December 31, 2016, which were financed using available cash on hand or borrowings under its revolving credit facility.

Stock Repurchase Program. On December 11, 2014, the Company announced that its Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A common stock. There were no repurchases under the repurchase program for the years ended December 31, 2016, 2015 and 2014. The repurchase program expired on June 30, 2016.

Note Redemption. On April 21, 2014, Lamar Media redeemed in full all $400.0 million of its 7 7/8% Senior Subordinated Notes due 2018 at a redemption price equal to 103.938% of aggregate principal amount of outstanding notes, plus accrued and unpaid interest to, but not including the redemption date for a total redemption price of $416.3 million. Lamar Media used cash on hand and borrowings under its senior credit facility to fund the redemption.

Term A Loans. The Term A Loans mature on February 2, 2019. The $253.1 million in principal amount outstanding as of December 31, 2016 will amortize in quarterly installments paid on each March 31, June 30, September 30 and December 31, thereafter, as follows:

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

Dividends. On February 23, 2017, Lamar Advertising Company’s Board of Directors declared a quarterly cash dividend of $0.83 per share payable on March 31, 2017 to its stockholders of record of its Class A common stock and Class B common stock on March 15, 2017. The Company expects aggregate quarterly distributions to stockholders in 2017, including the dividend payable on March 31, 2017, will total $3.32 per common share.

During the year ended December 31, 2016 the Company made four cash distributions to its common stockholders totaling approximately $293.6 million or $3.02 per share of common stock. The Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant.

Debt Service and Contractual Obligations. As of December 31, 2016, we had outstanding debt of approximately $2.35 billion. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under the senior credit facility. In addition, it has fixed commercial commitments. These commitments are detailed as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Long-Term Debt	$2,349.2	$33.9	$384.4	$(7.8)	$1,938.7
Interest obligations on long term debt(1)	597.3	125.9	192.5	176.3	102.6
Billboard site and other operating leases	1,414.7	185.8	281.1	219.4	728.4
Total payments due	$4,361.2	$345.6	$858.0	$387.9	$2,769.7

(1)	Interest rates on our variable rate instruments are assuming rates at the December 2016 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Revolving Bank Facility(2)	$400.0	$—	400.0		$—
Standby Letters of Credit(3)	$10.1	$8.8	$1.3	$—	$—

(2)	Lamar Media had $180.0 million outstanding under the revolving facility at December 31, 2016.
(3)	The standby letters of credit are issued under Lamar Media’s revolving bank facility and reduce the availability of the facility by the same amount.

Cash Flows

The Company’s cash flows provided by operating activities increased by $44.2 million for the year ended December 31, 2016 primarily resulting from an increase in revenues of approximately $146.9 million, offset by an increase of interest expense of approximately $25.3 million, an increase of operating expenses of approximately $2.6 million and an increase in operating net assets of $10.5 million, as compared to the comparable period in 2015.

Cash flows used in investing activities increased $427.1 million from $253.9 million in 2015 to $681.0 million in 2016 primarily due to an increase in acquisition activity of $431.2 million as compared to the same period in 2015.

Cash flows provided by financing activities of $171.9 million was an increase of $396.7 million over the comparable period in 2015. The increase was primarily due to the proceeds received from the 5 3/4% Senior Notes. See “Liquidity and Capital Resources—Uses of Cash”.

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

Long-Lived Asset Recovery. Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company’s total assets. Purchases of property, plant and equipment are recorded at purchase cost, while acquired property, plant and equipment is recorded at fair value determined primarily through estimates of replacement costs. Property, plant and equipment of $1.2 billion and intangible assets of $637.2 million are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by that asset or asset group before interest expense. These undiscounted cash flow projections are based on management’s assumptions surrounding future operating results and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangible assets may exist and a charge to income would be made in the period such impairment is determined. During the year ended December 31, 2016, there were no indications that an impairment test was necessary.

Intangible Assets. The Company has significant intangible assets recorded on its balance sheet. Intangible assets primarily represent site locations of $566.6 million and customer relationships of $69.0 million associated with the Company’s acquisitions. The fair values of intangible assets recorded are determined using discounted cash flow models that require management to make assumptions related to future operating results, including projecting net revenue growth discounted using current cost of capital rates, of each acquisition and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangibles may exist and a charge to income would be made in the period such impairment is determined. Historically no impairment charge has been required with respect to the Company’s intangible assets.

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

We have identified two reporting units (Logo operations and Billboard operations) in accordance with Accounting Standards Codification (“ASC”) 350. No changes have been made to our reporting units from the prior period. The reporting units and their carrying amounts of goodwill as of December 31, 2016 and 2015 are as follows:

	Carrying Value of Goodwill (in thousands)
	December 31, 2016	December 31, 2015
Billboard operations	$1,725,397	$1,545,633
Logo operations	$961	$961

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

Consideration of market capitalization. The Company first considered its market capitalization as of its annual impairment testing date of December 31. The market capitalization of its Class A common stock as of December 31, 2016 was $6.7 billion compared to stockholders’ equity of $1.1 billion as of that date, resulting in an excess of approximately $5.6 billion, which is substantially in excess of our book value. Market capitalization was calculated using a 10-day average of the closing prices of the Class A common stock beginning five trading days prior to the measurement date. The Company considers market capitalization over book value a strong indicator that no impairment of goodwill exists as of the measurement date of December 31, 2016.

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

Our discount rate assumption is based on our cost of capital, which we determine annually based on our estimated costs of debt and equity relative to our capital structure. As of December 31, 2016 our weighted average cost of capital (WACC) was approximately 9.5%. In developing our revenue and EBITDA growth rates, we consider our historical performance and current market trends in the markets in which we operate. The assumptions used in our impairment test are based on the best available market information and are consistent with our internal forecast and operating plans. The five year projected Compound Annual Growth Rate (CAGR) used in our discounted cash flow analysis for billboard revenue and billboard EBITDA was 3.1% and 2.7%, respectively, and our logo operations revenue and EBITDA CAGR was 2.4% and 1.9%, respectively. The projected CAGR for revenue and EBITDA discussed above would have to deteriorate significantly, among other factors, before further testing of goodwill impairment would be necessary for our reporting units. The fair values calculated as of December 31, 2016, using the discounted cash flow analysis described above for both reporting units were substantially in excess of their book values.

Based upon the Company’s annual review as of December 31, 2016, using both the market capitalization approach and discounted cash flow analysis, there was no indication of a potential impairment and, therefore, the second step of the impairment test was not required and no impairment charge was necessary.

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

Asset Retirement Obligations. The Company had an asset retirement obligation of $210.9 million as of December 31, 2016. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.

This calculation includes 100% of the Company’s billboard structures on leased land (which currently consist of approximately 74,000 structures). The Company uses a 15-year retirement period based on historical operating experience in its core markets, including the actual time that billboard structures have been located on leased land in such markets and the actual length of the leases in the core markets, which includes the initial term of the lease, plus consideration of any renewal period. Historical third-party cost information is used to estimate the cost of dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on the Company’s historical credit-adjusted risk free rate.

Stock-based Compensation. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-Based Payment Accounting requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various assumptions, including volatility, expected life and interest rates. The expected life is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. Upon the adoption of Share-Based Payment Accounting, we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under Share-Based Payment Accounting. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. Share-Based Payment Accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. If factors change and we employ different assumptions in the application of Share-Based Payment Accounting in future periods, the compensation expense that we record under Share-Based Payment Accounting may differ significantly from what we have recorded in the current period. During 2016, we recorded $10.1 million as compensation expense related to stock options and employee stock purchases. We evaluate and adjust our assumptions on an annual basis. See Note 14 “Stock Compensation Plans” of the Notes to Consolidated Financial Statements for further discussion.

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts based on the payment patterns of its customers. Management analyzes historical results, the economic environment, changes in the credit worthiness of its customers, and other relevant factors in determining the adequacy of the Company’s allowance. Bad debt expense was $6.9 million, $6.5 million and $5.9 million or approximately 0.5% of net revenue for each of the years ended December 31, 2016, 2015, and 2014, respectively. If the future economic environment declines, the inability of customers to pay may occur and the allowance for doubtful accounts may need to be increased, which will result in additional bad debt expense in future years.

ACCOUNTING STANDARDS AND REGULATORY UPDATE

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently reviewing its revenue contract arrangements and we expect our review to be complete in 2017. At this time we do not expect any material impact on our consolidated financial statements for the adoption of ASU 2014-09. We have not yet determined whether we will adopt the provisions of ASU 2014-09 on a retrospective basis or through a cumulative adjustment to equity.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases.  The update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements.  The amendments in this update are effective beginning January 1, 2019 with retrospective application. The Company is the process of assessing the impact ASU 2016-02 will have on our consolidated financial statements.  The Company expects the primary impact to our consolidated financial statements will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under non-cancelable operating leases are disclosed in Note 6.

In March 2016, the FASB issued ASU 2106-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  The update is designed to simplify accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The update is effective for annual periods beginning January 1, 2017 with early adoption permitted.  The Company does not expect the adoption of this update will have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.  The update clarifies how certain cash receipts and cash payments are presented in the statement of cash flows.  The update is effective for annual periods beginning January 1, 2018 with early adoption permitted.  The Company adopted the update for the period ended December 31, 2016.  The update did not have a material impact on the Company’s consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the definition of a business.  The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses.  The update is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  Early adoption is allowed for transactions which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company adopted the update in ASU 2017-01 for transactions which occurred on or after October 1, 2016. The adoption of this update did not have a material impact on the consolidated financial statements.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2016, 2015 and 2014. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	35.0	35.0	35.2
General and administrative expenses	18.0	17.9	17.9
Corporate expenses	5.1	5.3	5.3
Depreciation and amortization	13.7	14.1	20.1
Operating income	29.3	28.3	21.7
Loss on extinguishment of debt	0.2	—	2.0
Interest expense	8.2	7.3	8.2
Income tax expense (benefit)	0.9	1.6	(11.1)
Net income	19.9	19.4	22.3

Year ended December 31, 2016 compared to Year ended December 31, 2015

Net revenues increased $146.9 million or 10.9% to $1.50 billion for the year ended December 31, 2016 from $1.35 billion for the same period in 2015.  This increase was attributable primarily to an increase in billboard net revenues of $125.0 million or 10.5% over the prior period, which is primarily related to the integration of outdoor assets acquired during 2015 and 2016, which included five new U.S. markets in January 2016 from Clear Channel Outdoor Holdings, Inc. and the addition of approximately 300 digital displays during the year ended December 31, 2016.  In addition, logo sign revenue increased $5.7 million, which represents an increase of 7.6% over the prior period, primarily due to the addition of a logo program in Tennessee and an overall increase in occupancy in all other logo markets of over 1.5%.  Transit revenue increased $16.2 million, which represents an increase of 17.7% over the prior period, primarily due to the acquisition of Alliance Airports in July 2015.

For the year ended December 31, 2016, there was a $42.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the year ended December 31, 2015. The $42.7 million increase in revenue primarily consists of a $32.6 million increase in billboard revenue, a $4.2 million increase in logo revenue and a $5.9 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2015. The increase in revenue represents an increase of 2.9% over the comparable period in 2015. See “Reconciliations” below.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $83.7 million or 10.6% to $871.0 million for the year ended December 31, 2016. The $83.7 million increases over the prior year is comprised of a $79.1 million increase in operating expenses related to the operations of our outdoor advertising assets and an increase in corporate expenses of $4.6 million.

Depreciation and amortization expense increased $13.5 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to Lamar Media’s acquisition of five new U.S markets in January 2016.

Gain on disposition of assets for the year ended December 31, 2016 increased $6.3 million over the same period in 2015 primarily due to an $8.6 million non-cash gain resulting from an exchange of outdoor advertising assets in the period.

Due primarily to the above factors, operating income increased $56.1 million to $439.4 million for the year ended December 31, 2016 compared to $383.4 million for the same period in 2015.

During the year ended December 31, 2016, Lamar Media recognized a $3.2 million loss on extinguishment of debt related to the prepayment of the Term A-1 loan under its senior credit facility

Interest expense increased approximately $25.3 million from $98.4 million for the year ended December 31, 2015 to $123.7 million for the year ended December 31, 2016, primarily resulting from the January 2016 issuance of Lamar Media’s $400.0 million aggregate principal amount of 5 3/4% Senior Notes. See —“Uses of Cash — Tender Offers and Debt Repayment” for more information.

The increase in operating income offset by the increase in interest expense and loss on debt extinguishment over the comparable period in 2015, resulted in a $27.6 million increase in net income before income taxes. Lamar Media recognized $13.4 million in income tax expense for the year ended December 31, 2016. The effective tax rate for the year ended December 31, 2016 is approximately 4.3%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2016 of $299.2 million, as compared to net income of $262.9 million for the same period in 2015.

Reconciliations:

Because acquisitions occurring after December 31, 2014 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2015 acquisition-adjusted net revenue, which adjusts our 2015 net revenue for the year ended December 31, 2015 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2016.

Reconciliations of 2015 reported net revenue to 2015 acquisition-adjusted net revenue for the year ended December 31, 2015 as well as a comparison of 2015 acquisition-adjusted net revenue to 2016 reported net revenue for the year ended December 31, 2016, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2016	2015
	(in thousands)
Reported net revenue	$1,500,294	$1,353,396
Acquisition net revenue	—	104,201
Adjusted totals	$1,500,294	$1,457,597

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$299,181	$262,903	$36,278	13.8%
Income tax expense	13,356	22,058	(8,702)
Loss on extinguishment of debt	3,198	—	3,198
Interest expense (income), net	123,682	98,399	25,283
Gain on disposition of assets	(15,095)	(8,765)	(6,330)
Depreciation and amortization	204,958	191,433	13,525
Stock-based compensation expense	28,560	25,890	2,670
Adjusted EBITDA	$657,840	$591,918	$65,922	11.1%

Adjusted EBITDA for the year ended December 31, 2016 increased 11.1% to $657.8 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $95.1 million, and was partially offset by an increase in general administrative and corporate expenses of $29.1 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2016	2015	(Decrease)	(Decrease)
Net income	$299,181	$262,903	$36,278	13.8%
Depreciation and amortization related to real estate	190,964	176,132	14,832
Gain from disposition of real estate assets and investments	(14,789)	(8,467)	(6,322)
Adjustments for unconsolidated affiliates and non-controlling interest	605	631	(26)
FFO	$475,961	$431,199	$44,762	10.4%
Straight-line expense	255	463	(208)
Stock-based compensation expense	28,560	25,890	2,670
Non-cash portion of tax provision	(343)	11,099	(11,442)
Non-real estate related depreciation and amortization	13,994	15,301	(1,307)
Amortization of deferred financing costs	5,333	4,682	651
Loss on extinguishment of debt	3,198	—	3,198
Capital expenditures – maintenance	(37,090)	(45,605)	8,515
Adjustments for unconsolidated affiliates and non-controlling interest	(605)	(631)	26
AFFO	$489,263	$442,398	$46,865	10.6%

FFO for the year ended December 31, 2016 was $476.0 million as compared to FFO of $431.2 million for the same period in 2015. AFFO for the year ended December 31, 2016 increased 10.6% to $489.3 million as compared to $442.4 million for the same period in 2015. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) and decrease in interest expense, partially offset by increases in general and administrative expenses and corporate expenses.

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

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Net income	$262,903	$287,035	$(24,132)	(8.4)%
Depreciation and amortization related to real estate	176,132	241,294	(65,162)
Gain from disposition of real estate assets and investments	(8,467)	(2,681)	(5,786)
One time adjustment to taxes related to REIT conversion	—	(153,472)	153,472
Adjustments for unconsolidated affiliates and non-controlling interest	631	695	(64)
FFO	$431,199	$372,871	$58,328	15.6%
Straight-line expense (income)	463	(841)	1,304
Stock-based compensation expense	25,890	24,120	1,770
Non-cash portion of tax provision	11,099	(2,056)	13,155
Non-real estate related depreciation and amortization	15,301	17,141	(1,840)
Amortization of deferred financing costs	4,682	4,777	(95)
Loss on other-than-temporary impairment of investment	—	4,069	(4,069)
Loss on extinguishment of debt	—	26,023	(26,023)
Capital expenditures – maintenance	(45,605)	(56,820)	11,215
Adjustments for unconsolidated affiliates and non-controlling interest	(631)	(695)	64
AFFO	$442,398	$388,589	$53,809	13.8%

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

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2016, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements.

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

At December 31, 2016 there was approximately $433.1 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 18.2% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2016 with respect to borrowings under the senior credit facility was $13.5 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2016 was 2.5%. Assuming that the weighted average interest rate was 200 basis points higher (that is 4.5% rather than 2.5%), then the Company’s 2016 interest expense would have increased by approximately $10.1 million for the years ended December 31, 2016.

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

ITEM 8.FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

The management of Lamar Advertising Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2016, Lamar Advertising’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lamar Advertising Company:

We have audited Lamar Advertising Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Advertising Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lamar Advertising Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and the financial statement schedules, and our report dated February 23, 2017, expressed an unqualified opinion on those consolidated financial statements and schedules.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 23, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lamar Advertising Company:

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II and III. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 20 to the consolidated financial statements, Lamar Advertising Company changed its method of accounting for business combinations effective October 1, 2016 due to the adoption of FASB ASU No. 2017-01, Clarifying the Definition of a Business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Advertising Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 23, 2017

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

(In thousands, except share and per share data)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$35,530	$22,327
Receivables, net of allowance for doubtful accounts of $9,356 and $8,984 as of 2016 and 2015, respectively	189,935	174,398
Prepaid lease expenses	48,815	44,437
Deferred income tax assets (note 11)	1,582	1,352
Other current assets	39,973	39,218
Total current assets	315,835	281,732
Property, plant and equipment (note 4)	3,294,251	3,139,239
Less accumulated depreciation and amortization	(2,111,536)	(2,044,102)
Net property, plant and equipment	1,182,715	1,095,137
Goodwill (note 5)	1,726,358	1,546,594
Intangible assets, net (note 5)	637,153	402,886
Other assets	38,405	37,395
Total assets	$3,900,466	$3,363,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,653	$17,452
Current maturities of long-term debt, net of deferred financing costs of $5,459 and $4,823 in 2016 and 2015, respectively (note 8)	33,916	16,509
Accrued expenses (note 7)	134,433	115,208
Deferred income	91,322	87,661
Total current liabilities	277,324	236,830
Long-term debt, net of deferred financing costs of $23,510 and $23,211 in 2016 and 2015, respectively (note 8)	2,315,267	1,874,941
Deferred income tax liabilities (note 11)	1,861	2,052
Asset retirement obligation (note 9)	210,889	206,234
Other liabilities	25,597	22,628
Total liabilities	2,830,938	2,342,685
Stockholders’ equity (note 13):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2016 and 2015	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized, 83,038,831 and 82,188,372 shares issued and 82,822,743 and 82,083,536 outstanding at 2016 and 2015, respectively	83	82
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,610,365 shares issued and outstanding at 2016 and 2015	15	15
Additional paid-in-capital	1,713,312	1,664,038
Accumulated comprehensive loss	(624)	(1,178)
Accumulated deficit	(630,955)	(635,799)
Cost of shares held in treasury, 216,088 and 104,836 shares in 2016 and 2015, respectively	(12,303)	(6,099)
Stockholders’ equity	1,069,528	1,021,059
Total liabilities and stockholders’ equity	$3,900,466	$3,363,744

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2016, 2015 and 2014

(In thousands, except share and per share data)

	2016	2015	2014
Statements of Income
Net revenues	$1,500,294	$1,353,396	$1,287,060
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	525,597	473,760	453,269
General and administrative expenses (exclusive of depreciation and amortization)	269,423	242,182	230,800
Corporate expenses (exclusive of depreciation and amortization)	76,366	71,759	69,078
Depreciation and amortization (note 10)	204,958	191,433	258,435
Gain on disposition of assets	(15,095)	(8,765)	(3,192)
	1,061,249	970,369	1,008,390
Operating income	439,045	383,027	278,670
Other expense (income):
Loss on extinguishment of debt	3,198	—	26,023
Other-than-temporary impairment of investment	—	—	4,069
Interest income	(6)	(34)	(102)
Interest expense	123,688	98,433	105,254
	126,880	98,399	135,244
Income before income tax expense	312,165	284,628	143,426
Income tax expense (benefit) (note 11)	13,356	22,058	(110,092)
Net income	298,809	262,570	253,518
Preferred stock dividends	365	365	365
Net income applicable to common stock	$298,444	$262,205	$253,153
Earnings per share:
Basic earnings per share	$3.07	$2.72	$2.66
Diluted earnings per share	$3.05	$2.72	$2.66
Cash dividends declared per share of common stock	$3.02	$2.75	$2.50
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	97,129,614	96,321,578	95,218,083
Weighted average common shares outstanding diluted	97,693,424	96,375,130	95,284,126
Statements of Comprehensive Income
Net income	$298,809	$262,570	$253,518
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	554	(3,632)	(1,413)
Comprehensive income	$299,363	$258,938	$252,105

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2016, 2015 and 2014

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2013	$—	97	15	(893,831)	2,470,375	3,867	(647,577)	932,946
Non-cash compensation	—	—	—	—	17,600	—	—	17,600
Exercise of 522,032 shares of stock options	—	1	—	—	16,246	—	—	16,247
Issuance of shares of common stock through employee purchase plan	—	—	—	—	4,368	—	—	4,368
Tax shortfall related to options exercised	—	—	—	—	(13)	—	—	(13)
Purchase of 54,295 shares of treasury stock	—	—	—	(2,987)	—	—	—	(2,987)
Retirement of 17,270,930 shares of treasury stock	—	(17)	—	896,818	(896,801)	—	—	—
Foreign currency translation	—	—	—	—	—	(1,413)	—	(1,413)
Net income	—	—	—	—	—	—	253,518	253,518
Dividends/distributions to common shareholders ($2.50 per common share)	—	—	—	—	—	—	(238,435)	(238,435)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2014	$—	81	15	—	1,611,775	2,454	(632,859)	981,466
Non-cash compensation	—	—	—	—	23,883	—	—	23,883
Exercise of 881,936 shares of stock options	—	1	—	—	23,371	—	—	23,372
Issuance of shares of common stock through employee purchase plan	—	—	—	—	5,027	—	—	5,027
Tax shortfall related to options exercised	—	—	—	—	(18)	—	—	(18)
Purchase of 104,836 shares of treasury stock	—	—	—	(6,099)	—	—	—	(6,099)
Foreign currency translation	—	—	—	—	—	(3,632)	—	(3,632)
Net income	—	—	—	—	—	—	262,570	262,570
Dividends/distributions to common shareholders ($2.75 per common share)	—	—	—	—	—	—	(265,145)	(265,145)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2015	$—	82	15	(6,099)	1,664,038	(1,178)	(635,799)	1,021,059
Non-cash compensation	—	—	—	—	26,177	—	—	26,177
Exercise of 470,029 shares of stock options	—	1	—	—	17,151	—	—	17,152
Issuance of shares of common stock through employee purchase plan	—	—	—	—	5,930	—	—	5,930
Tax benefit related to options exercised	—	—	—	—	16	—	—	16
Purchase of 111,252 shares of treasury stock	—	—	—	(6,204)	—	—	—	(6,204)
Foreign currency translation	—	—	—	—	—	554	—	554
Net income	—	—	—	—	—	—	298,809	298,809
Dividends/distributions to common shareholders ($3.02 per common share)	—	—	—	—	—	—	(293,600)	(293,600)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2016	$—	83	15	(12,303)	1,713,312	(624)	(630,955)	1,069,528

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$298,809	$262,570	$253,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204,958	191,433	258,435
Stock-based compensation	28,560	25,890	24,120
Amortization included in interest expense	5,333	4,682	4,777
Gain on disposition of assets and investments	(15,095)	(8,765)	(3,192)
Other-than-temporary impairment of investment	—	—	4,069
Loss on extinguishment of debt	3,198	—	26,023
Deferred income tax (benefit) expense	(343)	11,099	(122,137)
Provision for doubtful accounts	6,870	6,506	5,947
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(22,677)	(9,034)	(13,553)
Prepaid expenses	1,320	(575)	524
Other assets	5,462	(4,475)	662
(Decrease) increase in:
Trade accounts payable	(746)	(458)	1,076
Accrued expenses	10,245	3,335	8,273
Other liabilities	(4,071)	(4,558)	3,987
Cash flows provided by operating activities	521,823	477,650	452,529
Cash flows from investing activities:
Capital expenditures	(107,612)	(110,425)	(107,573)
Acquisitions	(585,054)	(153,877)	(65,021)
Decrease (increase) in notes receivable	21	(7)	4,462
Proceeds from disposition of assets and investments	11,662	10,429	4,135
Cash flows used in investing activities	(680,983)	(253,880)	(163,997)
Cash flows from financing activities:
Net proceeds from issuance of common stock	23,082	28,399	20,615
Cash used for purchase of treasury shares	(6,204)	(6,099)	(2,987)
Proceeds received from revolving credit facility	483,000	317,000	325,000
Payments on revolving credit facility	(403,000)	(282,000)	(410,000)
Principal payments on long term debt	(21,118)	(15,468)	(11,750)
Proceeds received from senior credit facility	300,000	—	300,000
Debt issuance costs	(9,467)	—	(17,441)
Proceeds received from note offering	400,000	—	510,000
Payment on senior subordinated notes	—	—	(415,752)
Payment on senior credit facility	(300,000)	—	(352,106)
Distributions to non-controlling interest	(420)	(1,130)	(1,094)
Dividends/distributions	(293,965)	(265,510)	(238,800)
Cash flows provided by (used in) financing activities	171,908	(224,808)	(294,315)
Effect of exchange rate changes in cash and cash equivalents	455	(2,670)	(1,394)
Net increase (decrease) in cash and cash equivalents	13,203	(3,708)	(7,177)
Cash and cash equivalents at beginning of period	22,327	26,035	33,212
Cash and cash equivalents at end of period	$35,530	$22,327	$26,035
Supplemental disclosures of cash flow information:
Cash paid for interest	$108,719	$93,765	$94,646
Cash paid for state and federal income taxes	$14,167	$10,786	$12,754

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Advertising Company (the Company) is engaged in the outdoor advertising business, operating approximately 149,000 billboard advertising displays in 44 states, Canada and Puerto Rico. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, the Company operates a logo sign business in 23 states throughout the United States and the province of Ontario, Canada and operates approximately 41,000 transit advertising displays in 19 states and Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising in airport terminals, on bus shelters, benches and buses in the markets it serves.

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

(c) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets during the years ended 2016 and 2015. For the year ended December 31, 2014 depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets.

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

The Company is required to identify its reporting units and determine the carrying value of each reporting unit. The Company has indentified two reporting units, Billboard operations and Logo operations, by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. The fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on December 31, 2016 and 2015; therefore, the Company was not required to recognize an impairment loss.

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

(f) Acquisitions

The Company accounts for transactions that meet the definition of a business and group asset purchases as acquisitions.  For transactions that meet the definition of a business combination, the Company allocates the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill.    For transactions that meet the definition of asset group purchases, the Company allocates the purchase price to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition.  If a transaction is determined to be a group of assets, any direct acquisition costs are capitalized. Transaction costs for transactions determined to be a business combination are expensed as incurred.

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

Effective October 1, 2016, the Company changed its accounting for business combinations, as further discussed in note 20 to the consolidated financial statements.

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

	2016	2015	2014
Net revenues	$8,051	$7,956	$7,839
Direct advertising expenses	$3,559	$3,137	$2,928
General and administrative expenses	$4,067	$4,407	$4,675

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

(j) Dividends/Distributions

As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). During the years ended December 31, 2016, 2015 and 2014, the Company declared and paid distributions of its REIT taxable income of an aggregate of $293,600 or $3.02 per share, $265,145 or $2.75 per share and $198,520 or $2.08 per share, respectively. In addition, the Company paid distributions of its pre-REIT accumulated earnings and profits of $39,915 or $0.42 per share during the year ended December 31, 2014. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including the financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant. During the years ended December 31, 2016, 2015 and 2014, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock of $365 or $63.80 per share.

(k) Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. For the years ended December 31, 2016, 2015 and 2014 there were no dilutive shares excluded from the calculation.

(l) Stock Based Compensation

Compensation expense for share-based awards is recognized based on the grant date fair value of those awards. Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

during the years ended December 31, 2016, 2015, and 2014 were $28,560, $25,890 and $24,120, respectively. The $28,560 expensed during the year ended December 31, 2016 consists of (i) $10,142 related to stock options, (ii) $18,069 related to stock grants made under the Company’s performance-based stock incentive program in 2016 and (iii) $349 related to stock awards to directors. See Note 14 for information on the assumptions used to calculate the fair value of stock-based compensation.

(m) Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

(n) Foreign Currency Translation

Local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are recorded as a component of other comprehensive income (loss) in the Consolidated Statements of Income and Comprehensive Income and as a component of accumulated comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity.

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

(q) Comprehensive Income

Total comprehensive income is presented in the Consolidated Statements of Income and Comprehensive Income and the components of accumulated comprehensive income (loss) are presented in the Consolidated Statements of Stockholders’ Equity. Comprehensive income (loss) is composed of foreign currency translation effects.

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(2) Acquisitions

Year Ended December 31, 2016

During the twelve months ended December 31, 2016, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $594,054, of which $585,054 was in cash and $9,000 in non-cash consideration consisting principally of exchanges of outdoor advertising assets. The purchases included the acquisition of assets in five U.S. markets from Clear Channel Outdoor Holdings, Inc. for an aggregate cash purchase price of approximately $458,500. As a result of the acquisitions, a gain of $8,599 was recorded for transactions which involved the exchanges of outdoor advertising assets during the year ended December 31, 2016.

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

Total
Property, plant and equipment	$100,257
Goodwill	180,001
Site locations	268,763
Non-competition agreements	130
Customer lists and contracts	45,619
Asset acquisition costs	166
Current assets	6,694
Other assets	4,185
Current liabilities	(9,714)
Long–term liabilities	(2,047)
$594,054

Total acquired intangible assets for the year ended December 31, 2016 were $494,679, of which $180,001 was assigned to goodwill. Although goodwill is not amortized for financial statement purposes, $180,001 is expected to be fully deductible for tax purposes. The remaining $314,678 of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $45,619 (7 year weighted average useful life) and site locations of $268,763 (15 year weighted average useful life). The aggregate amortization expense related to the 2016 acquisitions for the year ended December 31, 2016 was approximately $20,430.

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

	2016	2015
	(unaudited)
Net revenues	$1,509,704	$1,469,699
Net income applicable to common stock	$297,164	$251,299
Net income per common share — basic	$3.06	$2.61
Net income per common share — diluted	$3.04	$2.61

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Year Ended December 31, 2015

During the twelve months ended December 31, 2015, the Company completed several acquisitions of outdoor advertising assets for a total cash purchase price of $158,552, of which $153,877 was in cash and $4,675 in non-cash consideration consisting principally of exchanges of outdoor advertising assets during the year ended December 31, 2015.

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

Total
Property, plant and equipment	$26,547
Goodwill	34,275
Site locations	87,899
Non-competition agreements	455
Customer lists and contracts	14,901
Current assets	5,650
Current liabilities	(8,674)
Long-term liabilities	(2,501)
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

(3) Non-cash Financing and Investing Activities

For the years ended December 31, 2016, 2015 and 2014, the Company had $9,000, $6,036 and $1,900 non-cash investing activities related to capital expenditures and acquisitions of outdoor advertising assets, respectively. During the year ended December 31, 2014, the Company had non-cash financing activity related to the retirement of 17,270,930 shares of treasury stock for $896,818 related to the Company’s conversion to a REIT. There were no significant non-cash financing activities during the years ended December 31, 2016 and 2015.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(4) Property, Plant and Equipment

Major categories of property, plant and equipment at December 31, 2016 and 2015 are as follows:

	Estimated Life (Years)	2016	2015
Land	—	$355,211	$326,942
Building and improvements	10 — 39	147,660	136,587
Advertising structures	5 — 15	2,643,529	2,529,301
Automotive and other equipment	3 — 7	147,851	146,409
		$3,294,251	$3,139,239

(5) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2016 and December 31, 2015:

	Estimated	2016		2015
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$559,513	$490,514	$513,832	$477,006
Non-competition agreements	3 — 15	64,646	63,692	64,514	63,453
Site locations	15	1,885,554	1,318,976	1,616,345	1,251,825
Other	5 — 15	14,174	13,552	14,008	13,529
		$2,523,887	$1,886,734	$2,208,699	$1,805,813
Unamortizable Intangible Assets:
Goodwill		$1,979,894	$253,536	$1,800,130	$253,536

The changes in the gross carrying amount of goodwill for the year ended December 31, 2016 are as follows:

Balance as of December 31, 2015	$1,800,130
Goodwill acquired during the year	180,001
Purchase price adjustments and other	(237)
Impairment losses	—
Balance as of December 31, 2016	$1,979,894

Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $80,864, $66,490 and $96,139, respectively. The following is a summary of the estimated amortization expense for future years:

2017	$79,115
2018	74,367
2019	68,865
2020	58,989
2021	53,882
Thereafter	301,935
Total	$637,153

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(6) Leases

The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built. The leases expire at various dates, and have varying options to renew and to cancel and may contain escalation provisions. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of December 31, 2016:

2017	$185,792
2018	$148,062
2019	$133,004
2020	$117,701
2021	$101,745
Thereafter	$728,384

Rental expense related to the Company’s operating leases was $266,706, $240,518 and $227,879 for the years ended December 31, 2016, 2015 and 2014, respectively.

(7) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2016 and 2015:

	2016	2015
Payroll	$16,764	$14,943
Interest	38,904	29,268
Insurance benefits	15,672	13,951
Accrued lease expense	36,928	33,628
Stock-based compensation	17,696	15,301
Other	8,469	8,117
	$134,433	$115,208

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(8) Long-term Debt

Long-term debt consists of the following at December 31, 2016 and 2015:

	December 31, 2016
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$433,125	$4,769	$428,356
5 7/8% Senior Subordinated Notes	500,000	7,071	492,929
5% Senior Subordinated Notes	535,000	5,709	529,291
5 3/8% Senior Notes	510,000	5,662	504,338
5 3/4% Senior Notes	400,000	5,758	394,242
Other notes with various rates and terms	27	—	27
	2,378,152	28,969	2,349,183
Less current maturities	(39,375)	(5,459)	(33,916)
Long-term debt, excluding current maturities	$2,338,777	$23,510	$2,315,267

	December 31, 2015
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$373,750	$7,058	$366,692
5 7/8% Senior Subordinated Notes	500,000	8,219	491,781
5% Senior Subordinated Notes	535,000	6,451	528,549
5 3/8% Senior Notes	510,000	6,306	503,694
Other notes with various rates and terms	734	—	734
	1,919,484	28,034	1,891,450
Less current maturities	(21,332)	(4,823)	(16,509)
Long-term debt, excluding current maturities	$1,898,152	$23,211	$1,874,941

Long-term debt matures as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2017	$39,375	$5,459	$33,916
2018	$45,000	$5,647	$39,353
2019	$348,750	$3,749	$345,001
2020	$—	$3,769	$(3,769)
2021	$—	$3,993	$(3,993)
Later years	$1,945,027	$6,352	$1,938,675

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

During the year ended December 31, 2016, the Company adopted the FASB’s Accounting Standards Updated (“ASU”) No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.  The pronouncement requires the Company to present debt issuance costs related to a note as a direct deduction from the face amount of the note presented in the balance sheet.  The Company has applied the new guidance on a retrospective basis.  The effects of the adoption to the Company’s Consolidated Balance Sheet as of December 31, 2015 were a decrease in total assets, current maturities of long-term debt and long-term debt of $28,034, $4,823 and $23,211, respectively.

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

Senior Credit Facility

On January 7, 2016, Lamar Media entered into a new incremental Term A-1 loan of $300,000 to partially fund the purchase of certain Clear Channel Outdoor Holdings, Inc. assets.  The Term A-1 loan was repaid in full on January 28, 2016 by using proceeds received from the issuance of the 5 3/4% Notes.  For the year ended December 31, 2016, the Company incurred a loss of $3,198 related to the repayment of the Term A-1  loan.

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

As of December 31, 2016, there was $180,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $10,104 letters of credit outstanding as of December 31, 2016 resulting in $209,896 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 2, 2019, and bear interest, at Lamar Media’s option, at the Adjusted LIBO Rate or the Adjusted Base Rate plus applicable margins, such margins are set at an initial rate with the possibility of a step down based on Lamar Media’s ratio of debt to trailing four quarters EBITDA, as defined in the senior credit facility.

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

(9) Asset Retirement Obligation

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2014	$204,327
Additions to asset retirement obligations	1,680
Accretion expense	4,845
Liabilities settled	(4,618)
Balance at December 31, 2015	$206,234
Additions to asset retirement obligations	5,008
Accretion expense	4,272
Liabilities settled	(4,625)
Balance at December 31, 2016	$210,889

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(10) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Income are:

	Year Ended December 31,
	2016	2015	2014
Direct expenses	$191,169	$175,937	$241,471
General and administrative expenses	3,650	3,178	4,534
Corporate expenses	10,139	12,318	12,430
	$204,958	$191,433	$258,435

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

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2016:
U.S. federal	$9,518	$(935)	$8,583
State and local	2,681	(6)	2,675
Foreign	1,500	598	2,098
	$13,699	$(343)	$13,356
Year ended December 31, 2015:
U.S. federal	$7,686	$(930)	$6,756
State and local	1,746	(246)	1,500
Foreign	1,527	12,275	13,802
	$10,959	$11,099	$22,058
Year ended December 31, 2014:
U.S. federal	$8,721	$(119,014)	$(110,293)
State and local	2,632	(2,909)	(277)
Foreign	692	(214)	478
	$12,045	$(122,137)	$(110,092)

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The income tax provision for the year ended December 31, 2014 is net of the deferred tax benefit due to the REIT conversion of $120,081. As of December 31, 2016 and 2015, the Company had income taxes payable of $747 and $524, respectively, included in accrued expenses. The U.S. and foreign components of earnings before income taxes are as follows:

	2016	2015	2014
U.S.	$313,429	$282,774	$144,298
Foreign	(1,264)	1,854	(872)
Total	$312,165	$284,628	$143,426

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 35 percent to income before taxes is as follows:

	2016	2015	2014
Income tax expense at U.S. federal statutory rate	$109,257	$99,620	$50,199
Tax adjustment related to REIT(a)	(101,868)	(92,073)	(44,891)
State and local income taxes, net of federal income tax benefit	1,481	1,180	1,017
Book expenses not deductible for tax purposes	2,465	2,117	2,061
Stock-based compensation	169	66	(33)
Valuation allowance(b)	2,340	13,818	—
Rate change	(19)	90	91
Deferred tax adjustment due to REIT conversion	—	—	(120,081)
Other differences, net	(469)	(2,760)	1,545
Income tax expense	$13,356	$22,058	$(110,092)

(a)	Includes dividend paid deduction of $102,888, $83,750 and $62,937 for the tax years ended December 31, 2016, 2015 and 2014, respectively.
(b)

In May of 2015, Puerto Rico’s “Act 72 of 2015” was signed into law. Under the enacted legislation, significant changes to the 2011 Internal Revenue Code rendered the Company’s tax planning strategy to provide a source of taxable income to support recognition of deferred tax assets in Puerto Rico no longer feasible. As a result, for the years ended December 31, 2016 and 2015, a non-cash valuation allowance of $2,340 and $13,818, respectively, was recorded to income tax expense due to our limited ability to utilize the Puerto Rico deferred tax assets in future years.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$551	$722
Accrued liabilities not deducted for tax purposes	4,574	4,362
Asset retirement obligation	116	97
Net operating loss carry forwards	14,835	12,762
Tax credit carry forwards	153	155
Charitable contributions carry forward	6	6
Property, plant and equipment	1,424	1,080
Investment in partnerships	320	246
Gross deferred tax assets	21,979	19,430
Less: valuation allowance	(16,167)	(13,827)
Net deferred tax assets	5,812	5,603
Deferred tax liabilities:
Intangibles	(6,091)	(6,303)
Gross deferred tax liabilities	(6,091)	(6,303)
Net deferred tax liabilities	$(279)	$(700)
Classification in the consolidated balance sheets:
Current deferred tax assets	$1,582	$1,352
Noncurrent deferred tax liabilities	(1,861)	(2,052)
Net deferred tax liabilities	$(279)	$(700)

As of December 31, 2016, we have approximately $230,302 of U.S. net operating loss carry forwards to offset future taxable income. Of this amount, $2,043 is subject to an IRC §382 limitation. These carry forwards expire between 2020 through 2032. In addition, we have $4,789 of various credits available to offset future U.S. federal income tax.

As of December 31, 2016 we have approximately $588,877 of state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $218 of various credits available to offset future state income tax. There was no valuation allowance related to state net operating loss carry forwards as of December 31, 2016 and 2015. The net change in the total state valuation allowance for the year ended December 31, 2014 was a decrease of $2,322. There were no net changes in the total state valuation allowance for the years ended December 31, 2016 and 2015. The decrease in 2014 was primarily due to the adjustment of deferred tax assets and related valuation allowance for assets and liabilities of REIT operations no longer subject to state income taxes at the REIT level, which had the effect of valuing these assets at an expected rate of 0%.

During 2016, we generated $5,643 of Puerto Rico net operating losses. As of December 31, 2016, we had approximately $36,188 of Puerto Rico net operating loss carry forwards before valuation allowances. These Puerto Rico net operating losses are available to offset future taxable income. These carry forwards expire between 2018 and 2026. In addition, we have $153 of alternative minimum tax credits available to offset future Puerto Rico income tax.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings and significant changes in Puerto Rico tax legislation, the Company will not generate the minimum amount of future taxable income to support the realization of the deferred tax assets. As a result, management has determined that a valuation allowance related to Puerto Rico net operating loss carry forwards and other deferred tax assets is necessary. The valuation allowance for these deferred tax assets as of December 31, 2016 and 2015 was $16,167 and $13,827,

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

respectively. The net change in the total valuation allowance for the years ended December 31, 2016 and 2015 was an increase of $2,340 and $13,818, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry forward period increase.

We have not recognized a deferred tax liability of approximately $10,946 for the undistributed earnings of our Canadian operations that arose in 2016 and prior years as management considers these earnings to be indefinitely invested outside the U.S. As of December 31, 2016, the undistributed earnings of these subsidiaries were approximately $31,275.

Under ASC 740 Income Taxes, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2015	$—
Additions for tax positions related to current year	696
Additions for tax positions related to prior years	76
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	—
Settlements	—
Balance as of December 31, 2016	$772

Included in the balance of unrecognized benefits at December 31, 2016 is $772 of tax benefits that, if recognized in future periods, would impact our effective tax rate. During the year ended December 31, 2016, we recognized interest and penalties of $18 as a component of income tax expense in connection with our liabilities related to uncertain tax positions.

Within the next twelve months, we do not expect to decrease our unrecognized tax benefits as a result of the expiration of statute of limitations.

We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years prior to 2013, or for any U.S. state income tax audit prior to 2008. The IRS has completed a review of the 2013 income tax return. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2013 and 2012, respectively.

(12) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.

In June 2011, the Company entered into a service contract with Joule Energy LA, LLC (“Joule”), of which Ross L. Reilly was a member and owned 26.66% interest. Mr. Reilly sold his entire interest in Joule during 2014. Joule provided services related to the Company’s installation of solar arrays in the State of Louisiana, which services were completed in 2014. In addition, from time to time beginning in 2012, Joule provided lighting installation services for certain of Lamar Advertising’s billboards in the state of Louisiana. As of December 31, 2014, the aggregate amount paid to Joule under the service contract was approximately $1,914. Ross L. Reilly is the son of Kevin P. Reilly, Jr., our Chairman of the Board of Directors and President.

In addition, the Company had receivables from employees of $10 and $0 at December 31, 2016 and 2015, respectively. These receivables are primarily relocation loans for employees. The Company does not have any receivables from its current executive officers.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(13) Stockholders’ Equity

On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock, which shares were subsequently exchanged on a one for one basis in the REIT conversion. The Series AA preferred stock ranks senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock is entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2016 was $3,649. The Series AA preferred stock is entitled to one vote per share.

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

On December 11, 2014, the Company announced that its Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock (the “repurchase program”). There were no repurchases under the repurchase program for the years ended December 31, 2016, 2015 or 2014.  The repurchase program expired on June 30, 2016.

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

In February 2013, the plan was amended to eliminate the provision that limited the amount of Class A common stock, including shares retained from an award, that could be withheld to satisfy tax withholding obligations to the minimum tax obligations required by law (except with respect to option awards). In accordance with ASC 718, the Company is required to classify the awards affected by the amendment as liability-classified awards at fair value each period prior to their settlement. As of December 31, 2016 and 2015, the Company recorded a liability, in accrued expenses, of $17,696 and $15,301, respectively, related to its equity incentive awards affected by this amendment.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2016	5%	45%	2%	6
2015	5%	45%	2%	6
2014	2%	48%	1%	6

Information regarding the 1996 Plan for the year ended December 31, 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, beginning of year	1,926,055	$37.49
Granted	131,000	63.48
Exercised	(470,029)	36.49
Forfeited	(19,600)	51.56
Expired	—	—
Outstanding, end of year	1,567,426	39.78	5.63
Exercisable at end of year	1,080,526	36.20	5.04

At December 31, 2016 there was $2,843 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 1.58 years.

Shares available for future stock option and restricted share grants to employees and directors under existing plans were 1,421,193 at December 31, 2016. The aggregate intrinsic value of options outstanding as of December 31, 2016 was $43,041, and the aggregate intrinsic value of options exercisable was $33,541. Total intrinsic value of options exercised was $12,182 for the year ended December 31, 2016.

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

The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 82,084 shares on January 1, 2016 pursuant to the automatic increase provisions of the 2009 ESPP. The following is a summary of 2009 ESPP share activity for the year ended December 31, 2016:

Shares
Available for future purchases, January 1, 2016	279,589
Additional shares reserved under 2009 ESPP	82,084
Purchases	(111,100)
Available for future purchases, December 31, 2016	250,573

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers and employees under our 1996 Plan based on certain Company performance measures for fiscal 2016. The number of shares to be issued, if any, are dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2016 results and were issued in the first quarter of 2017. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. Based on the Company’s performance measures achieved through December 31, 2016, the Company has accrued $17,398 as compensation expense related to these agreements.

(15) Benefit Plans

The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2016, the Company maintained $1,305 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.

Savings and Profit Sharing Plan

The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company has the option to match 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company matched contributions of $4,545, $4,148 and $3,973 for the years ended December 31, 2016, 2015 and 2014, respectively.

Deferred Compensation Plan

The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers that have attained the age of 30 and have a minimum of 10 years of service to the Company and satisfying additional eligibility guidelines are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the Plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. For the years ended December 31, 2016, 2015 and 2014, the Company contributed $1,487, $1,430 and $1,400, respectively.

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

(17) Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of December 31, 2016 and December 31, 2015, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,702,633 and $2,487,196, respectively.

As of December 31, 2016, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein, unless, after giving effect such distributions, (i) the total debt ratio is equal to or greater than 6.0 to 1 or (ii) the senior debt ratio is equal to or greater than 3.5 to 1. As of December 31, 2016, the total debt ratio was less than 6.0 to 1 and Lamar Media’s senior debt ratio was less than 3.5 to 1; therefore, dividends or distributions to Lamar Advertising were not subject to any additional restrictions under the senior credit facility. In addition, as of December 31, 2016 the senior credit facility allows Lamar Media to conduct its affairs in a manner that would allow Lamar Advertising to qualify and remain qualified for taxation as a REIT, including by allowing Lamar Media to make distributions to Lamar Advertising required for Lamar Advertising to qualify and remain qualified for taxation as a REIT, subject to certain restrictions.

(18) Fair Value of Financial Instruments

At December 31, 2016 and 2015, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and initial recognition of asset retirement obligations are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,444,231, which exceeded both the gross and carrying amount of $2,378,152 as of December 31, 2016. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

(19) Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $32,669, $32,705 and $33,124 for the years ended December 31, 2016, 2015 and 2014, respectively. Net carrying value of long lived assets located in foreign countries totaled $4,893 and $5,613 as of December 31, 2016 and 2015, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

(20) New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently reviewing its revenue contract arrangements and we expect our review to be complete in 2017. At this time we do not expect any material impact on our consolidated financial statements for the adoption of ASU 2014-09. We have not yet determined whether we will adopt the provisions of ASU 2014-09 on a retrospective basis or through a cumulative adjustment to equity.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases.  The update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements.  The amendments in this update are effective beginning January 1, 2019 with retrospective application. The Company is the process of assessing the impact ASU 2016-02 will have on our consolidated financial statements.  The Company expects the primary impact to our consolidated financial statements will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under non-cancelable operating leases are disclosed in Note 6.

In March 2016, the FASB issued ASU 2106-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  The update is designed to simplify accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The update is effective for annual periods beginning January 1, 2017 with early adoption permitted.  The Company does not expect the adoption of this update will have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.  The update clarifies how certain cash receipts and cash payments are presented in the statement of cash flows.  The update is effective for annual periods beginning January 1, 2018 with early adoption permitted.  The Company adopted the update for the period ended December 31, 2016.  The update did not have a material impact on the Company’s consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the definition of a business.  The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses.  The update is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  Early adoption is allowed for transactions which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company adopted the update in ASU 2017-01 for transactions which occurred on or after October 1, 2016. The adoption of this update did not have a material impact on the consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(21) Quarterly Financial Data (Unaudited)

The tables below represent the balances for the selected quarterly financial data of the Company for each reporting period in the years ended December 31, 2016 and 2015.

	Year 2016 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$338,533	$387,528	$387,516	$386,717
Net revenues less direct advertising expenses	$209,808	$254,803	$255,738	$254,348
Net income applicable to common stock	$51,223	$81,818	$84,970	$80,433
Net income per common share basic	$0.53	$0.84	$0.87	$0.83
Net income per common share diluted	$0.53	$0.84	$0.87	$0.81

	Year 2015 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$302,477	$344,249	$350,701	$355,969
Net revenues less direct advertising expenses	$189,245	$228,298	$229,025	$233,068
Net income applicable to common stock	$40,625	$59,269	$85,874	$76,437
Net income per common share basic	$0.42	$0.61	$0.89	$0.80
Net income per common share diluted	$0.42	$0.61	$0.89	$0.80

SCHEDULE II

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2016
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$8,984	6,870	6,498	$9,356
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$13,827	2,340	—	$16,167
Year ended December 31, 2015
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,957	6,506	5,479	$8,984
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$9	13,821	3	$13,827
Year ended December 31, 2014
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,615	5,947	5,605	$7,957
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$2,331	—	2,322	$9

SCHEDULE III

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Schedule of Real Estate and Accumulated Depreciation

December 31, 2016, 2015 and 2014

(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
333,523 Displays	—	—	$2,998,540	$(1,973,958)	Various	Various	5 to 20 years

(1)	No single asset exceeded 5% of the total gross carrying amount at December 31, 2016
(2)	This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)	Includes sites under construction

The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31,	December 31,	December 31,
	2016	2015	2014
Gross real estate assets:
Balance at the beginning of the year	$2,856,243	$2,837,442	$2,772,308
Capital expenditures on new advertising displays(4)	50,799	46,871	53,832
Capital expenditures on improvements/redevelopments of existing advertising displays	12,031	14,412	12,961
Capital expenditures other recurring	26,254	34,336	25,870
Land acquisitions(5)	30,283	13,851	4,701
Acquisition of advertising displays(6)	69,821	13,781	6,021
Assets sold or written-off	(47,317)	(101,912)	(37,005)
Foreign exchange	426	(2,538)	(1,246)
Balance at the end of the year	$2,998,540	$2,856,243	$2,837,442
Accumulated depreciation:
Balance at the beginning of the year	$1,910,860	$1,903,434	$1,799,325
Depreciation	100,197	100,005	135,679
Assets sold or written-off	(37,373)	(91,218)	(30,994)
Foreign exchange	274	(1,361)	(576)
Balance at the end of the year	$1,973,958	$1,910,860	$1,903,434

(4)	Includes non-cash amounts of $379, $2,698 and $3,126 at December 31, 2016, 2015 and 2014, respectively
(5)	Includes non-cash amounts of $200 at December 31, 2015
(6)	Includes non-cash amounts of $4,623 and $502 at December 31, 2016 and 2015, respectively

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Lamar Media’s management assessed the effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Media’s management has concluded that, as of December 31, 2016, Lamar Media’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Lamar Media Corp.:

We have audited Lamar Media Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Media Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lamar Media Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and the financial statement schedules, and our report dated February 23, 2017, expressed an unqualified opinion on those consolidated financial statements and schedules.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 23, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Lamar Media Corp.:

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II and III. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Media Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 20 to the consolidated financial statements of Lamar Advertising Company, the Company changed its method of accounting for business combinations effective October 1, 2016 due to the adoption of FASB ASU No. 2017-01, Clarifying the Definition of a Business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Media Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 23, 2017

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

(In thousands, except share and per share data)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$35,030	$21,827
Receivables, net of allowance for doubtful accounts of $9,356 and $8,984 as of 2016 and 2015, respectively	189,935	174,398
Prepaid expenses	48,815	44,437
Deferred income tax assets (note 6)	1,582	1,352
Other current assets	39,973	39,218
Total current assets	315,335	281,232
Property, plant and equipment	3,294,251	3,139,239
Less accumulated depreciation and amortization	(2,111,536)	(2,044,102)
Net property, plant and equipment	1,182,715	1,095,137
Goodwill (note 3)	1,716,207	1,536,443
Intangible assets, net (note 3)	636,685	402,418
Other assets	33,120	32,110
Total assets	$3,884,062	$3,347,340
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$17,653	$17,452
Current maturities of long-term debt, net of deferred financing costs of $5,459 and $4,823 in 2016 and 2015, respectively (note 5)	33,916	16,509
Accrued expenses (note 4)	131,171	110,728
Deferred income	91,322	87,661
Total current liabilities	274,062	232,350
Long-term debt, net of deferred financing costs of $23,510 and $21,257 in 2016 and 2015, respectively (note 5)	2,315,267	1,876,895
Deferred income tax liabilities (note 6)	1,861	2,052
Asset retirement obligation	210,889	206,234
Other liabilities	25,597	22,628
Total liabilities	2,827,676	2,340,159
Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2016 and 2015	—	—
Additional paid-in-capital	2,783,753	2,734,479
Accumulated comprehensive loss	(624)	(1,178)
Accumulated deficit	(1,726,743)	(1,726,120)
Stockholder’s equity	1,056,386	1,007,181
Total liabilities and stockholder’s equity	$3,884,062	$3,347,340

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	2016	2015	2014
Statements of Income
Net revenues	$1,500,294	$1,353,396	$1,287,060
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	525,597	473,760	453,269
General and administrative expenses (exclusive of depreciation and amortization)	269,423	242,182	230,800
Corporate expenses (exclusive of depreciation and amortization)	75,994	71,426	68,733
Depreciation and amortization	204,958	191,433	258,435
Gain on disposition of assets	(15,095)	(8,765)	(3,192)
	1,060,877	970,036	1,008,045
Operating income	439,417	383,360	279,015
Other expense (income):
Loss on extinguishment of debt	3,198	—	26,023
Other-than-temporary impairment of investment	—	—	4,069
Interest income	(6)	(34)	(102)
Interest expense	123,688	98,433	105,254
	126,880	98,399	135,244
Income before income tax expense	312,537	284,961	143,771
Income tax expense (benefit) (note 6)	13,356	22,058	(143,264)
Net income	$299,181	$262,903	$287,035
Statements of Comprehensive Income
Net income	$299,181	$262,903	$287,035
Other comprehensive loss, net of tax
Foreign currency translation adjustments	554	(3,632)	(1,413)
Comprehensive income	$299,735	$259,271	$285,622

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

Years Ended December 31, 2016, 2015 and 2014

(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2013	$—	2,644,015	3,867	(1,763,392)	884,490
Contribution from parent	—	38,201	—	—	38,201
Foreign currency translations	—	—	(1,413)	—	(1,413)
Net income	—	—	—	287,035	287,035
Dividend to parent	—	—	—	(241,422)	(241,422)
Balance, December 31, 2014	$—	2,682,216	2,454	(1,717,779)	966,891
Contribution from parent	—	52,263	—	—	52,263
Foreign currency translations	—	—	(3,632)	—	(3,632)
Net income	—	—	—	262,903	262,903
Dividend to parent	—	—	—	(271,244)	(271,244)
Balance, December 31, 2015	$—	2,734,479	(1,178)	(1,726,120)	1,007,181
Contribution from parent	—	49,274	—	—	49,274
Foreign currency translations	—	—	554	—	554
Net income	—	—	—	299,181	299,181
Dividend to parent	—	—	—	(299,804)	(299,804)
Balance, December 31, 2016	$—	2,783,753	(624)	(1,726,743)	1,056,386

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$299,181	$262,903	$287,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204,958	191,433	258,435
Non-cash compensation	28,560	25,890	24,120
Amortization included in interest expense	5,333	4,682	4,777
Gain on disposition of assets and investments	(15,095)	(8,765)	(3,192)
Other-than-temporary impairment of investment	—	—	4,069
Loss on extinguishment of debt	3,198	—	26,023
Deferred income tax (benefit) expense	(343)	11,099	(155,528)
Provision for doubtful accounts	6,870	6,506	5,947
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(22,677)	(9,034)	(13,553)
Prepaid expenses	1,320	(575)	524
Other assets	5,462	(4,475)	662
(Decrease) increase in:
Trade accounts payable	(746)	(458)	1,076
Accrued expenses	10,245	3,335	8,491
Other liabilities	(31,000)	(29,120)	(14,306)
Cash flows provided by operating activities	495,266	453,421	434,580
Cash flows from investing activities:
Capital expenditures	(107,612)	(110,425)	(107,573)
Acquisitions	(585,054)	(153,877)	(65,021)
Decrease (increase) in notes receivable	21	(7)	4,462
Proceeds from disposition of assets and investments	11,662	10,429	4,135
Cash flows used in investing activities	(680,983)	(253,880)	(163,997)
Cash flows from financing activities:
Proceeds received from revolving credit facility	483,000	317,000	325,000
Payments on revolving credit facility	(403,000)	(282,000)	(410,000)
Principal payments on long-term debt	(21,118)	(15,468)	(11,750)
Proceeds received from senior credit facility	300,000	—	300,000
Debt issuance costs	(9,467)	—	(17,442)
Proceeds received from note offering	400,000	—	510,000
Payment on senior subordinated notes	—	—	(415,752)
Payment on senior credit facility	(300,000)	—	(352,106)
Distributions to non-controlling interest	(420)	(1,130)	(1,094)
Dividends to parent	(299,804)	(271,244)	(241,422)
Contributions from parent	49,274	52,263	38,201
Cash flows provided by (used in) financing activities	198,465	(200,579)	(276,365)
Effect of exchange rate changes in cash and cash equivalents	455	(2,670)	(1,395)
Net increase (decrease) in cash and cash equivalents	13,203	(3,708)	(7,177)
Cash and cash equivalents at beginning of period	21,827	25,535	32,712
Cash and cash equivalents at end of period	$35,030	$21,827	$25,535
Supplemental disclosures of cash flow information:
Cash paid for interest	$108,719	$93,765	$94,646
Cash paid for state and federal income taxes	$14,167	$10,786	$12,754

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Media Corp. is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media Corp. is engaged in the outdoor advertising business operating approximately 149,000 outdoor advertising displays in 44 states, Canada and Puerto Rico. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

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

(2) Non-cash Financing and Investing Activities

For the years ended December 31, 2016, 2015 and 2014, the Company had non-cash investing activities of $9,000, $6,036 and $1,900 related to capital expenditures and acquisitions of outdoor advertising assets. There were no significant non-cash financing activities during the years ended December 31, 2016, 2015 and 2014.

(3) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2016 and December 31, 2015:

	Estimated	2016		2015
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7—10	$559,513	$490,514	$513,832	$477,006
Non-competition agreement	3—15	64,646	63,692	64,514	63,453
Site locations	15	1,885,554	1,318,976	1,616,345	1,251,825
Other	5—15	13,629	13,475	13,463	13,452
		$2,523,342	$1,886,657	$2,208,154	$1,805,736
Unamortizable Intangible Assets:
Goodwill		$1,968,874	$252,667	$1,789,110	$252,667

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The changes in the gross carrying amount of goodwill for the year ended December 31, 2016 are as follows:

Balance as of December 31, 2015	$1,789,110
Goodwill acquired during the year	180,001
Purchase price adjustments and other	(237)
Impairment losses	—
Balance as of December 31, 2016	$1,968,874

(4) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2016 and 2015:

	2016	2015
Payroll	$16,764	$14,943
Interest	38,904	29,268
Accrued lease expense	36,928	33,628
Stock-based compensation	17,696	15,301
Other	20,879	17,588
	$131,171	$110,728

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(5) Long-term Debt

Long-term debt consists of the following at December 31, 2016 and 2015:

	December 31, 2016
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$433,125	$4,769	$428,356
5 7/8% Senior Subordinated Notes	500,000	7,071	492,929
5% Senior Subordinated Notes	535,000	5,709	529,291
5 3/8% Senior Notes	510,000	5,662	504,338
5 3/4% Senior Notes	400,000	5,758	394,242
Other notes with various rates and terms	27	—	27
	2,378,152	28,969	2,349,183
Less current maturities	(39,375)	(5,459)	(33,916)
Long-term debt, excluding current maturities	$2,338,777	$23,510	$2,315,267

	December 31, 2015
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$373,750	$5,104	$368,646
5 7/8% Senior Subordinated Notes	500,000	8,219	491,781
5% Senior Subordinated Notes	535,000	6,451	528,549
5 3/8% Senior Notes	510,000	6,306	503,694
Other notes with various rates and terms	734	—	734
	1,919,484	26,080	1,893,404
Less current maturities	(21,332)	(4,823)	(16,509)
Long-term debt, excluding current maturities	$1,898,152	$21,257	$1,876,895

Long-term debt matures as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2017	$39,375	$5,459	$33,916
2018	$45,000	$5,647	$39,353
2019	$348,750	$3,749	$345,001
2020	$—	$3,769	$(3,769)
2021	$—	$3,993	$(3,993)
Later years	$1,945,027	$6,352	$1,938,675

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(6) Income Taxes

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2016:
U.S. federal	$9,518	$(935)	$8,583
State and local	2,681	(6)	2,675
Foreign	1,500	598	2,098
	$13,699	$(343)	$13,356
Year ended December 31, 2015:
U.S. federal	$7,686	$(930)	$6,756
State and local	1,746	(246)	1,500
Foreign	1,527	12,275	13,802
	$10,959	$11,099	$22,058
Year ended December 31, 2014:
U.S. federal	$8,993	$(151,191)	$(142,198)
State and local	2,579	(4,124)	(1,545)
Foreign	692	(213)	479
	$12,264	$(155,528)	$(143,264)

The income tax provision for the year ended December 31, 2014 is net of the deferred tax benefit due to REIT conversion of approximately $153,472. As of December 31, 2016 and 2015, the Company had income taxes payable of $747 and $524, respectively, included in accrued expenses.

The U.S. and foreign components of earnings before income taxes are as follows:

	2016	2015	2014
U.S.	$313,801	$283,107	$144,643
Foreign	(1,264)	1,854	(872)
Total	$312,537	$284,961	$143,771

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 35 percent to income before taxes is as follows:

	2016	2015	2014
Income tax expense at U.S. federal statutory rate	$109,388	$99,736	$50,320
Tax adjustment related to REIT(a)	(101,999)	(92,189)	(45,012)
State and local income taxes, net of federal income tax benefit	1,481	1,180	1,017
Book expenses not deductible for tax purposes	2,465	2,117	2,061
Stock-based compensation	169	66	(33)
Valuation allowance(b)	2,340	13,818	—
Rate Change	(19)	90	91
Deferred tax adjustment due to REIT conversion	—	—	(153,472)
Other differences, net	(469)	(2,760)	1,764
Income tax expense	$13,356	$22,058	$(143,264)

(a)	Includes dividend paid deduction of $102,888, $83,866 and $63,058 for the tax years ended December 31, 2016, 2015 and 2014, respectively.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(b)

In 2015, Puerto Rico’s “Act 72 of 2015” was signed into law. Under the enacted legislation, significant changes to the 2011 Internal Revenue Code rendered the Company’s tax planning strategy to provide a source of taxable income to support recognition of deferred tax assets in Puerto Rico no longer feasible. As a result, for the years ended December 31, 2016 and 2015, a non-cash valuation allowance of $2,340 and $13,818, respectively, was recorded to income tax expense due to our limited ability to utilize the Puerto Rico deferred tax assets in future years.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$551	$722
Accrued liabilities not deducted for tax purposes	4,574	4,362
Asset retirement obligation	116	97
Net operating loss carry forwards	14,835	12,762
Tax credit carry forwards	153	155
Charitable contributions carry forward	6	6
Property, plant and equipment	1,424	1,080
Investment in partnership	320	246
Gross deferred tax assets	21,979	19,430
Less: valuation allowance	(16,167)	(13,827)
Net deferred tax assets	5,812	5,603
Deferred tax liabilities:
Intangibles	(6,091)	(6,303)
Gross deferred tax liabilities	(6,091)	(6,303)
Net deferred tax liabilities	(279)	(700)
Classification in the consolidated balance sheets:
Current deferred tax assets	$1,582	$1,352
Noncurrent deferred tax liabilities	(1,861)	(2,052)
Net deferred tax liabilities	$(279)	$(700)

As of December 31, 2016, we have approximately $94,169 of U.S. net operating loss carry forwards to offset future taxable income. Of this amount, $2,043 is subject to an IRC §382 limitation. These carry forwards expire between 2020 and 2032. In addition, we have $19,560 of various credits available to offset future U.S. federal income tax.

As of December 31, 2016, we have approximately $551,156 state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $218 of various credits available to offset future state income tax. There was no valuation allowance related to state net operating loss carry forwards as of December 31, 2016 and December 31, 2015. The net change in the total state valuation allowance for the year ended December 31, 2014 was a decrease of $1,751. There were no net changes in the total state valuation allowance for the years ended December 31, 2016 and 2015. The decrease in 2014 was primarily due to the adjustment of deferred tax assets and related to valuation allowance for assets and liabilities of REIT operations no longer subject to state income taxes at the REIT level, which had the effect of valuing these assets at an expected rate of 0%.

During 2016 we generated $5,643 of Puerto Rico net operating losses. As of December 31, 2016, we had approximately $36,188 of Puerto Rico net operating loss carry forwards before valuation allowances. These Puerto Rico net operating losses are available to offset future taxable income. These carry forwards expire between 2018 and 2026. In addition, we have $153 of alternative minimum tax credits available to offset future Puerto Rico income tax.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods),

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings and significant changes in Puerto Rico tax legislation, the Company will not generate the minimum amount of future taxable income to support the realization of the deferred tax assets. As a result, management has determined that a valuation allowance related to Puerto Rico net operating loss carry forwards and other deferred tax assets is necessary. The valuation allowance for these deferred tax assets as of December 31, 2016 and 2015 was $16,167 and $13,827, respectively. The net change in the total valuation allowance for the years ended December 31, 2016 and 2015 was an increase of $2,340 and $13,818, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry forward period increase.

We have not recognized a deferred tax liability of approximately $10,946 for the undistributed earnings of our Canadian operations that arose in 2016 and prior years as management considers these earnings to be indefinitely invested outside the U.S. As of December 31, 2016, the undistributed earnings of these subsidiaries were approximately $31,275.

Under ASC 740 Income Taxes, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2015	$—
Additions for tax positions related to current year	696
Additions for tax positions related to prior years	76
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	—
Settlements	—
Balance as of December 31, 2016	$772

Included in the balance of unrecognized benefits at December 31, 2016 is $772 of tax benefits that, if recognized in future periods, would impact our effective tax rate. During the year ended December 31, 2016, we recognized interest and penalties of $18 as a component of income tax expense in connection with our liabilities related to uncertain tax positions.

Within the next twelve months, we do not expect to decrease our unrecognized tax benefits as a result of the expiration of statute of limitations.

We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years prior to 2013, or for any U.S. state income tax audit prior to 2008. The IRS has completed a review of the 2013 income tax return. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2013 and 2012, respectively.

(7) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.

As of December 31, 2016 and December 31, 2015, there was a payable to Lamar Advertising Company, its parent, in the amount of $7,476 and $6,259, respectively.

Effective December 31, 2016 and December 31, 2015, Lamar Advertising Company contributed $49,274 and $52,263, respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(8) Quarterly Financial Data (Unaudited)

The tables below represent the balances for the selected quarterly financial data of the Company for each reporting period in the years ended December 31, 2016 and 2015.

	Year 2016 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$338,533	$387,528	$387,516	$386,717
Net revenues less direct advertising expenses	$209,808	$254,803	$255,738	$254,348
Net income	$51,407	$81,998	$85,168	$80,608

	Year 2015 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$302,477	$344,249	$350,701	$355,969
Net revenues less direct advertising expenses	$189,245	$228,298	$229,025	$233,068
Net income	$40,804	$59,449	$86,043	$76,607

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(9) Summarized Financial Information of Subsidiaries

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

Condensed Consolidating Balance Sheet as of December 31, 2016

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated

ASSETS
Total current assets	$13,886	$269,373	$32,076	$—	$315,335
Net property, plant and equipment	—	1,161,205	21,510	—	1,182,715
Intangibles and goodwill, net	—	2,321,160	31,732	—	2,352,892
Other assets	3,453,161	10,379	116	(3,430,536)	33,120
Total assets	$3,467,047	$3,762,117	$85,434	$(3,430,536)	$3,884,062
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$33,916	$—	$—	$—	$33,916
Other current liabilities	38,904	180,107	21,135	—	240,146
Total current liabilities	72,820	180,107	21,135	—	274,062
Long-term debt	2,315,267	—	—	—	2,315,267
Other noncurrent liabilities	22,574	215,198	53,909	(53,334)	238,347
Total liabilities	2,410,661	395,305	75,044	(53,334)	2,827,676
Stockholders’ equity	1,056,386	3,366,812	10,390	(3,377,202)	1,056,386
Total liabilities and stockholders’ equity	$3,467,047	$3,762,117	$85,434	$(3,430,536)	$3,884,062

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Year Ended December 31, 2016

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income
Net revenues	$—	$1,450,997	$53,190	$(3,893)	$1,500,294
Operating expenses
Direct advertising expenses (1)	—	497,011	31,197	(2,611)	525,597
General and administrative expenses (1)	—	259,152	10,271	—	269,423
Corporate expenses (1)	—	74,587	1,407	—	75,994
Depreciation and amortization	—	197,117	7,841	—	204,958
(Gain) loss on disposition of assets	—	(15,365)	270	—	(15,095)
	—	1,012,502	50,986	(2,611)	1,060,877
Operating income (loss)	—	438,495	2,204	(1,282)	439,417
Equity in (earnings) loss of subsidiaries	(426,053)	—	—	426,053	—
Interest expense (income), net	123,674	(6)	1,296	(1,282)	123,682
Other expenses	3,198	—	—	—	3,198
Income (loss) before income tax expense	299,181	438,501	908	(426,053)	312,537
Income tax expense (2)	—	11,258	2,098	—	13,356
Net income (loss)	$299,181	$427,243	$(1,190)	$(426,053)	$299,181

Statement of Comprehensive Income
Net income (loss)	$299,181	$427,243	$(1,190)	$(426,053)	$299,181
Total other comprehensive income, net of tax	—	—	554	—	554
Total comprehensive income (loss)	$299,181	$427,243	$(636)	$(426,053)	$299,735

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Year Ended December 31, 2015

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income
Net revenues	$—	$1,302,770	$54,045	$(3,419)	$1,353,396
Operating expenses
Direct advertising expenses (1)	—	446,765	29,325	(2,330)	473,760
General and administrative expenses (1)	—	231,914	10,268	—	242,182
Corporate expenses (1)	—	69,721	1,705	—	71,426
Depreciation and amortization	—	183,757	7,676	—	191,433
Gain on disposition of assets	—	(8,765)	—	—	(8,765)
	—	923,392	48,974	(2,330)	970,036
Operating income (loss)	—	379,378	5,071	(1,089)	383,360
Equity in (earnings) loss of subsidiaries	(361,330)	—	—	361,330	—
Interest expense (income), net	98,427	(33)	1,094	(1,089)	98,399
Income (loss) before income tax expense	262,903	379,411	3,977	(361,330)	284,961
Income tax expense(2)	—	8,256	13,802	—	22,058
Net income (loss)	$262,903	$371,155	$(9,825)	$(361,330)	$262,903
Statement of Comprehensive Income
Net income (loss)	$262,903	$371,155	$(9,825)	$(361,330)	$262,903
Total other comprehensive loss, net of tax	—	—	(3,632)	—	(3,632)
Total comprehensive income (loss)	$262,903	$371,155	$(13,457)	$(361,330)	$259,271

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Year Ended December 31, 2014

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income
Net revenues	$—	$1,240,324	$51,070	$(4,334)	$1,287,060
Operating expenses
Direct advertising expenses (1)	—	427,945	27,570	(2,246)	453,269
General and administrative expenses (1)	—	220,497	10,303	—	230,800
Corporate expenses (1)	—	67,154	1,579	—	68,733
Depreciation and amortization	—	249,655	8,780	—	258,435
Gain on disposition of assets	—	(3,192)	—	—	(3,192)
	—	962,059	48,232	(2,246)	1,008,045
Operating income (loss)	—	278,265	2,838	(2,088)	279,015
Equity in (earnings) loss of subsidiaries	(454,138)	—	—	454,138	—
Interest expense (income), net	105,234	(101)	2,107	(2,088)	105,152
Other expenses (income)	61,869	—	(31,777)	—	30,092
Income (loss) before income tax expense	287,035	278,366	32,508	(454,138)	143,771
Income tax (benefit) expense(2)	—	(143,743)	479	—	(143,264)
Net income (loss)	$287,035	$422,109	$32,029	$(454,138)	$287,035
Statement of Comprehensive Income
Net income (loss)	$287,035	$422,109	$32,029	$(454,138)	$287,035
Total other comprehensive loss, net of tax	—	—	(1,413)	—	(1,413)
Total comprehensive income (loss)	$287,035	$422,109	$30,616	$(454,138)	$285,622

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2016

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$394,215	$597,948	$7,526	$(504,423)	$495,266
Cash flows from investing activities:
Acquisitions	—	(585,054)	—	—	(585,054)
Capital expenditures	—	(104,440)	(3,172)	—	(107,612)
Proceeds from disposition of assets and investments	—	11,662	—	—	11,662
Investment in subsidiaries	(585,054)	—	—	585,054	—
(Increase) decrease in intercompany notes receivable	(260)	—	—	260	—
Decrease in notes receivable	21	—	—	—	21
Net cash (used in) provided by investing activities	(585,293)	(677,832)	(3,172)	585,314	(680,983)
Cash flows from financing activities:
Principal payments on long-term debt	(21,118)	—	—	—	(21,118)
Payment on revolving credit facility	(403,000)	—	—	—	(403,000)
Proceeds received from revolving credit facility	483,000	—	—	—	483,000
Proceeds received from note offering	400,000	—	—	—	400,000
Payment on senior credit facility	(300,000)	—	—	—	(300,000)
Proceeds received from senior credit facility	300,000	—	—	—	300,000
Debt issuance costs	(9,467)	—	—	—	(9,467)
Intercompany loan proceeds (payments)	—	—	260	(260)	—
Distributions to non-controlling interest	—	—	(420)	—	(420)
Contributions from (to) parent	49,274	585,054	—	(585,054)	49,274
Dividends (to) from parent	(299,804)	(504,423)	—	504,423	(299,804)
Net cash provided by (used in) financing activities	198,885	80,631	(160)	(80,891)	198,465
Effect of exchange rate changes in cash and cash equivalents	—	—	455	—	455
Net increase in cash and cash equivalents	7,807	747	4,649	—	13,203
Cash and cash equivalents at beginning of period	4,955	454	16,418	—	21,827
Cash and cash equivalents at end of period	$12,762	$1,201	$21,067	$—	$35,030

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2015

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$348,116	$537,763	$9,434	$(441,892)	$453,421
Cash flows from investing activities:
Acquisitions	—	(145,865)	(8,012)	—	(153,877)
Capital expenditures	—	(106,126)	(4,299)	—	(110,425)
Proceeds from disposition of assets and investments	—	10,429	—	—	10,429
Investment in subsidiaries	(153,877)	—	—	153,877	—
(Increase) decrease in intercompany notes receivable	(717)	—	—	717	—
Decrease (increase) in notes receivable	193	(200)	—	—	(7)
Net cash (used in) provided by investing activities	(154,401)	(241,762)	(12,311)	154,594	(253,880)
Cash flows from financing activities:
Proceeds received from revolving credit facility	317,000	—	—	—	317,000
Payment on revolving credit facility	(282,000)	—	—	—	(282,000)
Principal payments on long-term debt	(15,468)	—	—	—	(15,468)
Intercompany loan proceeds (payments)	—	—	717	(717)	—
Distributions to non-controlling interest	—	—	(1,130)	—	(1,130)
Dividends (to) from parent	(271,244)	(441,892)	—	441,892	(271,244)
Contributions from (to) parent	52,263	145,865	8,012	(153,877)	52,263
Net cash (used in) provided by financing activities	(199,449)	(296,027)	7,599	287,298	(200,579)
Effect of exchange rate changes in cash and cash equivalents	—	—	(2,670)	—	(2,670)
Net (decrease) increase in cash and cash equivalents	(5,734)	(26)	2,052	—	(3,708)
Cash and cash equivalents at beginning of period	10,689	480	14,366	—	25,535
Cash and cash equivalents at end of period	$4,955	$454	$16,418	$—	$21,827

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2014

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$335,043	$526,987	$5,214	$(432,664)	$434,580
Cash flows from investing activities:
Acquisitions	—	(65,021)	—	—	(65,021)
Capital expenditures	—	(104,976)	(2,597)	—	(107,573)
Proceeds from disposition of assets and investments	—	4,135	—	—	4,135
Investment in subsidiaries	(65,021)	—	—	65,021	—
(Increase) decrease in intercompany notes receivable	(17,034)	—	—	17,034	—
Decrease in notes receivable	10	4,452	—	—	4,462
Net cash (used in) provided by investing activities	(82,045)	(161,410)	(2,597)	82,055	(163,997)
Cash flows from financing activities:
Proceeds received from revolving credit facility	325,000	—	—	—	325,000
Payment on revolving credit facility	(410,000)	—	—	—	(410,000)
Principal payments on long-term debt	(11,750)	—	—	—	(11,750)
Proceeds received from senior credit facility	300,000	—	—	—	300,000
Debt issuance costs	(17,442)	—	—	—	(17,442)
Proceeds received from note offering	510,000	—	—	—	510,000
Payment on senior subordinated notes	(415,752)	—	—	—	(415,752)
Payment on senior credit facility	(328,856)	—	(23,250)	—	(352,106)
Intercompany loan proceeds (payments)	—	—	17,034	(17,034)	—
Distributions to non-controlling interest	—	—	(1,094)	—	(1,094)
Dividends (to) from parent	(241,422)	(432,664)	—	432,664	(241,422)
Contributions from (to) parent	38,201	65,021	—	(65,021)	38,201
Net cash (used in) provided by financing activities	(252,021)	(367,643)	(7,310)	350,609	(276,365)
Effect of exchange rate changes in cash and cash equivalents	—	—	(1,395)	—	(1,395)
Net increase (decrease) in cash and cash equivalents	977	(2,066)	(6,088)	—	(7,177)
Cash and cash equivalents at beginning of period	9,712	2,546	20,454	—	32,712
Cash and cash equivalents at end of period	$10,689	$480	$14,366	$—	$25,535

SCHEDULE II

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2016
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$8,984	6,870	6,498	$9,356
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$13,827	2,340	—	$16,167
Year ended December 31, 2015
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,957	6,506	5,479	$8,984
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$9	13,821	3	$13,827
Year ended December 31, 2014
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,615	5,947	5,605	$7,957
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$1,760	—	1,751	$9

SCHEDULE III

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Schedule of Real Estate and Accumulated Depreciation

December 31, 2016, 2015 and 2014

(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
333,523 Displays	—	—	$2,998,540	$(1,973,958)	Various	Various	5 to 20 years

(1)	No single asset exceeded 5% of the total gross carrying amount at December 31, 2016
(2)	This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)	Includes sites under construction

The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31, 2016	December 31, 2015	December 31, 2014
Gross real estate assets:
Balance at the beginning of the year	$2,856,243	$2,837,442	$2,772,308
Capital expenditures on new advertising displays(4)	50,799	46,871	53,832
Capital expenditures on improvements/redevelopments of existing advertising displays	12,031	14,412	12,961
Capital expenditures other recurring	26,254	34,336	25,870
Land acquisitions(5)	30,283	13,851	4,701
Acquisition of advertising displays(6)	69,821	13,781	6,021
Assets sold or written-off	(47,317)	(101,912)	(37,005)
Foreign exchange	426	(2,538)	(1,246)
Balance at the end of the year	$2,998,540	$2,856,243	$2,837,442
Accumulated depreciation:
Balance at the beginning of the year	$1,910,860	$1,903,434	$1,799,325
Depreciation	100,197	100,005	135,679
Assets sold or written-off	(37,373)	(91,218)	(30,994)
Foreign exchange	274	(1,361)	(576)
Balance at the end of the year	$1,973,958	$1,910,860	$1,903,434

(4)	Includes non-cash amounts of $379, $2,698 and $3,126 at December 31, 2016, 2015 and 2014, respectively
(5)	Includes non-cash amounts of $200 at December 31, 2015
(6)	Includes non-cash amounts of $4,623 and $502 at December 31, 2016 and 2015, respectively

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lamar Advertising Company

None.

Lamar Media Corp.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2016, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control Over Financial Reporting

Lamar Advertising Company

The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 48 of this combined Annual Report and is incorporated herein by reference.

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

Lamar Media Corp.

Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 80 of this combined Annual Report and is incorporated herein by reference.

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

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

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

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

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

(B) Exhibits required by Item 601 of Regulation S-K are listed on the Exhibit Index immediately following the signature page hereto.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR ADVERTISING COMPANY

February 23, 2017	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Reilly	Chief Executive Officer (Principal Executive Officer)	2/23/17
Sean E. Reilly

/s/ Keith A. Istre	Chief Financial Officer (Principal Financial and Accounting Officer)	2/23/17
Keith A. Istre

/s/ Kevin P. Reilly, Jr.	President and Director	2/23/17
Kevin P. Reilly, Jr.

/s/ Wendell S. Reilly	Director	2/23/17
Wendell S. Reilly

/s/ Stephen P. Mumblow	Director	2/23/17
Stephen P. Mumblow

/s/ John Maxwell Hamilton	Director	2/23/17
John Maxwell Hamilton

/s/ Thomas Reifenheiser	Director	2/23/17
Thomas Reifenheiser

/s/ Anna Reilly	Director	2/23/17
Anna Reilly

/s/ John E. Koerner, III	Director	2/23/17
John E. Koerner, III

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

February 23, 2017	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	President and Director	2/23/17
Kevin P. Reilly, Jr.

/s/ Sean E. Reilly	Chief Executive Officer and Director (Principal Executive Officer)	2/23/17
Sean E. Reilly

/s/ Keith A. Istre	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	2/23/17
Keith A. Istre

/s/ C. Brent McCoy	Executive Vice President of Business Development and Director	2/23/17
C. Brent McCoy

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

2(a)	Agreement and Plan of Merger by and between Lamar Advertising Company (the “Company”) and Lamar Advertising REIT Company dated August 27, 2014.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on September 2, 2014 and incorporated herein by reference.

2(b)	Equity Purchase Agreement dated January 7, 2016 by and among CCOI Holdco Parent I, LLC, CCOI Holdco Sub I, LLC, and Lamar Media Corp (“Lamar Media”).	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on January 13, 2016 and incorporated herein by reference.

2(c)	Equity Purchase Agreement dated January 7, 2016 by and among CCOI Holdco Parent II, LLC, CCOI Holdco Sub II, LLC, and Lamar Media.	Previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on January 13, 2016 and incorporated herein by reference.

3(a)	Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of the State of Delaware effective as of November 18, 2014.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3(b)	Certificate of Merger, effective as of November 18, 2014.	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3(c)	Amended and Restated Bylaws of the Company, adopted as of November 18, 2014.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3(d)	Amended and Restated Certificate of Incorporation of Lamar Media.	Previously filed as Exhibit 3.2 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3(e)	Amended and Restated Bylaws of Lamar Media.

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

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(b)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (1-12407) filed on August 18, 2005 and incorporated herein by reference.

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

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

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

4(j)(1)

Indenture, dated as of January 28, 2016, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5 3/4% Senior Notes due 2026.

Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 1, 2016 and incorporated herein by reference.

4(i)(2)	Form of 5 3/4% Senior Notes due 2026.

Previously filed with the Indenture dated January 28, 2016, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 1, 2016 and incorporated herein by reference.

4(i)(3)	Form of 5 3/4% Senior Exchange Notes due 2026.

Previously filed with the Indenture dated January 28, 2016, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 1, 2016 and incorporated herein by reference.

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

10(e)(1)*	Summary of Compensatory Arrangements, dated March 28, 2016.	Previously filed on the Company’s Current Report on Form 8-K (File No. 1-36756) filed on March 29, 2016 and incorporated herein by reference.

10(e)(2)*	Summary of Director Compensatory Arrangements, dated May 26, 2016.	Previously filed on the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 31, 2016 and incorporated herein by reference.

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

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
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

10(f)(9)

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

10(f)(10)

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

10(f)(12)

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
10(f)(15)

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

10(f)(18)

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

10(f)(19)

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

10(f)(20)

Joinder Agreement, dated as of July 28, 2015, to the Second Amended and Restated Credit Agreement dated as of February 3, 2014, as amended, among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Alliance Airport Advertising Company.

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

10(j)

Registration Rights Agreement, dated as of January 28, 2016, between Lamar Media, the Guarantors named therein and J.P. Morgan Securities LLC, as representative for the Initial Purchasers named therein.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 1, 2016 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(k)*	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company, dated as of November 18, 2014.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

11(a)	Statement regarding computation of per share earnings for the Company.	Filed herewith.

12(a)	Statement regarding computation of ratio of earnings to fixed charges for the Company.	Filed herewith.

12(b)	Statement regarding computation of ratio of earnings to fixed charges for Lamar Media.	Filed herewith.

14(a)	Lamar Advertising Company Code of Business Conduct and Ethics.	Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-30242) filed on March 10, 2004 and incorporated herein by reference.

21(a)	Subsidiaries of the Company.	Filed herewith.

23(a)	Consent of KPMG LLP.	Filed herewith.

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

101

The following materials from the combined Annual Report of the Company and Lamar Media Corp. on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015 of the Company and Lamar Media, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014 of the Company and Lamar Media, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014 of the Company and Lamar Media, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 of the Company and Lamar Media, and (v) Notes to Consolidated Financial Statements of the Company and Lamar Media.

*	Denotes management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.