Form 10-Q
period 2017-03-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2017-05-04
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on their corporate web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if Lamar Advertising Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether Lamar Media Corp. is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of May 1, 2017: 83,491,397

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of May 1, 2017: 14,420,085

The number of shares of Lamar Media Corp. common stock outstanding as of May 1, 2017: 100

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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2016 of the Company and Lamar Media (the “2016 Combined Form 10-K”), filed on February 24, 2017 and as such risk factors may be updated or supplemented, from time to time, in our combined Quarterly Reports on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,622	$35,530
Receivables, net of allowance for doubtful accounts of $9,417 and $9,356 in 2017 and 2016, respectively	189,515	189,935
Prepaid lease expenses	75,255	48,815
Other current assets	53,952	39,973
Total current assets	350,344	314,253
Property, plant and equipment	3,307,506	3,294,251
Less accumulated depreciation and amortization	(2,132,469)	(2,111,536)
Net property, plant and equipment	1,175,037	1,182,715
Goodwill	1,726,379	1,726,358
Intangible assets	631,226	637,153
Deferred income tax assets	100	—
Other assets	41,509	38,405
Total assets	$3,924,595	$3,898,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,179	$17,653
Current maturities of long-term debt, net of deferred financing costs of $5,505 and $5,459 in 2017 and 2016, respectively	39,495	33,916
Accrued expenses	92,839	134,433
Deferred income	95,607	91,322
Total current liabilities	246,120	277,324
Long-term debt, net of deferred financing costs of $22,116 and $23,510 in 2017 and 2016, respectively	2,385,411	2,315,267
Deferred income tax liabilities	—	279
Asset retirement obligation	211,233	210,889
Other liabilities	28,103	25,597
Total liabilities	2,870,867	2,829,356
Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2017 and 2016	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized; 83,822,110 and 83,038,831 shares issued at 2017 and 2016, respectively; 83,490,826 and 82,822,743 issued and outstanding at 2017 and 2016, respectively	84	83
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,420,085 and 14,610,365 shares issued and outstanding at 2017 and 2016, respectively	14	15
Additional paid-in capital	1,745,858	1,713,312
Accumulated comprehensive loss	(481)	(624)
Accumulated deficit	(670,447)	(630,955)
Cost of shares held in treasury, 331,284 and 216,088 shares at 2017 and 2016, respectively	(21,300)	(12,303)
Stockholders’ equity	1,053,728	1,069,528
Total liabilities and stockholders’ equity	$3,924,595	$3,898,884

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2017	2016
Statements of Income
Net revenues	$346,362	$338,533
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	131,844	128,725
General and administrative expenses (exclusive of depreciation and amortization)	72,031	66,790
Corporate expenses (exclusive of depreciation and amortization)	16,633	16,026
Depreciation and amortization	51,425	51,489
Gain on disposition of assets	(1,036)	(11,327)
	270,897	251,703
Operating income	75,465	86,830
Other expense (income)
Loss on extinguishment of debt	—	3,142
Interest income	(4)	(1)
Interest expense	31,483	30,068
	31,479	33,209
Income before income tax expense	43,986	53,621
Income tax expense	2,199	2,307
Net income	41,787	51,314
Cash dividends declared and paid on preferred stock	91	91
Net income applicable to common stock	$41,696	$51,223
Earnings per share:
Basic earnings per share	$0.43	$0.53
Diluted earnings per share	$0.42	$0.53
Cash dividends declared per share of common stock	$0.83	$0.75
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	97,575,481	96,793,244
Weighted average common shares outstanding diluted	98,149,974	97,378,135
Statements of Comprehensive Income
Net income	$41,787	$51,314
Other comprehensive income
Foreign currency translation adjustments	143	1,468
Comprehensive income	$41,930	$52,782

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$41,787	$51,314
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	51,425	51,489
Stock-based compensation	2,478	3,199
Amortization included in interest expense	1,348	1,382
Gain on disposition of assets and investments	(1,036)	(11,327)
Loss on extinguishment of debt	—	3,142
Deferred tax benefit	(355)	(182)
Provision for doubtful accounts	1,428	1,709
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(955)	(8,410)
Prepaid lease expenses	(27,097)	(22,936)
Other assets	(12,053)	(3,572)
Increase (decrease) in:
Trade accounts payable	526	720
Accrued expenses	(26,646)	(14,211)
Other liabilities	3,646	(780)
Net cash provided by operating activities	34,496	51,537
Cash flows from investing activities:
Acquisitions	(17,779)	(502,138)
Capital expenditures	(19,236)	(20,619)
Proceeds from disposition of assets and investments	1,592	5,196
Decrease in notes receivable	4	8
Net cash used in investing activities	(35,419)	(517,553)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(8,997)	(6,204)
Net proceeds from issuance of common stock	12,934	7,909
Principal payments on long term debt	(5,625)	(3,755)
Payment on revolving credit facility	(54,000)	(125,000)
Proceeds received from revolving credit facility	134,000	280,000
Proceeds received from note offering	—	400,000
Payment on senior credit facility term A-1 loan	—	(300,000)
Proceeds received from senior credit facility term A-1 loan	—	300,000
Debt issuance costs	—	(9,017)
Distributions to non-controlling interest	(205)	(105)
Dividends/distributions	(81,279)	(72,825)
Net cash (used in) provided by financing activities	(3,172)	471,003
Effect of exchange rate changes in cash and cash equivalents	187	1,106
Net (decrease) increase in cash and cash equivalents	(3,908)	6,093
Cash and cash equivalents at beginning of period	35,530	22,327
Cash and cash equivalents at end of period	$31,622	$28,420
Supplemental disclosures of cash flow information:
Cash paid for interest	$43,446	$31,893
Cash paid for foreign, state and federal income taxes	$3,859	$4,079

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2016 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 5,000 shares of its Class A common stock during the three months ended March 31, 2017. At March 31, 2017 a total of 1,258,639 shares were available for future grant.

Stock Purchase Plan. Lamar Advertising’s 2009 Employee Stock Purchase Plan or 2009 ESPP  was approved by our shareholders on May 28, 2009.  The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 82,823 shares on January 1, 2017 pursuant to the automatic increase provisions of the 2009 ESPP.

The following is a summary of 2009 ESPP share activity for the three months ended March 31, 2017:

Shares
Available for future purchases, January 1, 2017	250,573
Additional shares reserved under 2009 ESPP	82,823
Purchases	(34,047)
Available for future purchases, March 31, 2017	299,349

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2017 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2018. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the three months ended March 31, 2017, the Company has recorded $1,312 as stock-based compensation expense related to performance-based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of the directors’ one year term. The Company recorded a $46 stock-based compensation expense related to these awards for the three months ended March 31, 2017.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

3. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Income and Comprehensive Income are:

	Three months ended March 31,
	2017	2016
Direct advertising expenses	$48,318	$47,798
General and administrative expenses	930	881
Corporate expenses	2,177	2,810
	$51,425	$51,489

4. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at March 31, 2017 and December 31, 2016:

	Estimated	March 31, 2017		December 31, 2016
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$561,265	$494,055	$559,513	$490,514
Non-competition agreements	3—15	64,706	63,745	64,646	63,692
Site locations	15	1,897,964	1,335,577	1,885,554	1,318,976
Other	5—15	14,224	13,556	14,174	13,552
		$2,538,159	$1,906,933	$2,523,887	$1,886,734
Unamortizable intangible assets:
Goodwill		$1,979,915	$253,536	$1,979,894	$253,536

5. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2016	$210,889
Additions to asset retirement obligations	245
Accretion expense	1,044
Liabilities settled	(945)
Balance at March 31, 2017	$211,233

6. Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of March 31, 2017 and December 31, 2016, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,711,631 and $2,702,633, respectively.

As of March 31, 2017, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein, unless, after giving effect to such distributions, (i) the total debt ratio is equal to or greater than 6.0 to 1 or (ii) the senior debt ratio is equal to or greater than 3.5 to 1. As of March 31, 2017, the total debt ratio was less than 6.0 to 1 and Lamar Media’s senior debt ratio was less than 3.5 to 1; therefore, dividends or distributions to Lamar Advertising were not subject to any additional restrictions under

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

the senior credit facility. In addition, as of March 31, 2017 the senior credit facility allows Lamar Media to conduct its affairs in a manner that would allow Lamar Advertising to qualify and remain qualified for taxation as a REIT, including by allowing Lamar Media to make distributions to Lamar Advertising required for Lamar Advertising to qualify and remain qualified for taxation as a REIT, subject to certain restrictions.

7. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three months ended March 31, 2017 or 2016.

8. Long-term Debt

Long-term debt consists of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$507,500	$4,197	$503,303
5 7/8% Senior Subordinated Notes	500,000	6,773	493,227
5% Senior Subordinated Notes	535,000	5,517	529,483
5 3/8% Senior Notes	510,000	5,495	504,505
5 3/4% Senior Notes	400,000	5,639	394,361
Other notes with various rates and terms	27	—	27
	2,452,527	27,621	2,424,906
Less current maturities	(45,000)	(5,505)	(39,495)
Long-term debt, excluding current maturities	$2,407,527	$22,116	$2,385,411

	December 31, 2016
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$433,125	$4,769	$428,356
5 7/8% Senior Subordinated Notes	500,000	7,071	492,929
5% Senior Subordinated Notes	535,000	5,709	529,291
5 3/8% Senior Notes	510,000	5,662	504,338
5 3/4% Senior Notes	400,000	5,758	394,242
Other notes with various rates and terms	27	—	27
	2,378,152	28,969	2,349,183
Less current maturities	(39,375)	(5,459)	(33,916)
Long-term debt, excluding current maturities	$2,338,777	$23,510	$2,315,267

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

Senior Credit Facility

On January 7, 2016, Lamar Media entered into a new incremental Term A-1 loan of $300,000 to partially fund the purchase of certain Clear Channel Outdoor Holdings, Inc. assets.  The Term A-1 loan was repaid in full on January 28, 2016 by using proceeds received from the issuance of the 5 3/4% Notes.  For the three months ended March 31, 2016, the Company incurred a loss of $3,142 related to the repayment of the Term A-1  loan.

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

The Term A Loans began amortizing on June 30, 2014 in quarterly installments on each September 30, December 31, March 31, and June 30 thereafter. The remaining quarterly installments scheduled to be paid are as follows:

Principal Payment Date	Principal Amount
June 30, 2017-December 31, 2018	$11,250
Term A Loan Maturity Date	$168,750

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

As of March 31, 2017, there was $260,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $11,700 in letters of credit outstanding as of March 31, 2017 resulting in $128,300 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 2, 2019, and bear interest, at Lamar Media’s option, at the Adjusted LIBO Rate or the Adjusted Base Rate plus applicable margins, such margins are set at an initial rate with the possibility of a step down based on Lamar Media’s ratio of debt to trailing four quarters EBITDA, as defined in the senior credit facility.

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

9. Fair Value of Financial Instruments

At March 31, 2017 and December 31, 2016, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $2,524,521 which exceeded the carrying amount of $2,452,527 as of March 31, 2017. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

10. New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently reviewing its revenue contract arrangements and we expect our review to be completed in 2017. At this time we do not expect any material impact on our consolidated financial statements for the adoption of ASU No. 2014-09. We have not yet determined whether we will adopt the provisions of ASU No. 2014-09 on a retrospective basis or through a cumulative adjustment to equity.

In November 2015, the FASB issued ASU No. 2015-17 Income taxes – Balance Sheet Classification of Deferred Taxes. The amendments in this update require deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The amendments are effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company adopted the update in ASU No. 2015-17 as of January 1, 2017. The Company’s 2016 consolidated balance sheet has been adjusted to reflect retrospective adoption of the update and the impact was not considered material.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

In February 2016, the FASB issued ASU No. 2016-02, Leases.  The update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements.  The amendments in this update are effective beginning January 1, 2019 with retrospective application. The Company is in the process of assessing the impact ASU No. 2016-02 will have on our consolidated financial statements.  The Company expects the primary impact to our consolidated financial statements will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets, resulting in the recording of right of use assets and lease obligations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. The update clarifies how certain cash receipts and cash payments are presented in the statement of cash flows.  The update is effective for annual periods beginning January 1, 2018 with early adoption permitted. The Company adopted the update in ASU No. 2016-15 as of January 1, 2017.  The adoption of this update did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the definition of a business.  The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses.  The update is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  Early adoption is allowed for transactions which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company adopted the update in ASU 2017-01 for transactions which occurred on or after October 1, 2016. The adoption of this update did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The update simplifies how a company completes its goodwill impairment test by eliminating the two-step process, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. The update requires completing the goodwill impairment test by comparing the difference between the reporting unit’s carrying value and fair value.  Goodwill charges, if any, would be determined by reducing the goodwill balance by the excess of the reporting unit’s carrying value over its fair value.  The update is effective for annual and interim fiscal periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on or after January 1, 2017.

11. Dividends/Distributions

During the three months ended March 31, 2017 and March 31, 2016, the Company declared and paid cash distributions of its REIT taxable income in an aggregate amount of $81,188 or $0.83 per share and $72,734 or $0.75 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs) and other factors that the Board of Directors may deem relevant. During the three months ended March 31, 2017 and March 31, 2016, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share.

12. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $6,893 and $6,868 for the three months ended March 31, 2017 and 2016, respectively. Net carrying value of long lived assets located in foreign countries totaled $4,588 and $4,893 as of March 31, 2017 and December 31, 2016, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,122	$35,030
Receivables, net of allowance for doubtful accounts of $9,417 and $9,356 in 2017 and 2016, respectively	189,515	189,935
Prepaid lease expenses	75,255	48,815
Other current assets	53,952	39,973
Total current assets	349,844	313,753
Property, plant and equipment	3,307,506	3,294,251
Less accumulated depreciation and amortization	(2,132,469)	(2,111,536)
Net property, plant and equipment	1,175,037	1,182,715
Goodwill	1,716,228	1,716,207
Intangible assets	630,758	636,685
Deferred income tax assets	100	—
Other assets	36,224	33,120
Total assets	$3,908,191	$3,882,480
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$18,179	$17,653
Current maturities of long-term debt, net of deferred financing costs of $5,505 and $5,459 in 2017 and 2016, respectively	39,495	33,916
Accrued expenses	89,380	131,171
Deferred income	95,607	91,322
Total current liabilities	242,661	274,062
Long-term debt, net of deferred financing costs of $22,116 and $23,510 in 2017 and 2016, respectively	2,385,411	2,315,267
Deferred income tax liabilities	—	279
Asset retirement obligation	211,233	210,889
Other liabilities	28,103	25,597
Total liabilities	2,867,408	2,826,094
Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2017 and 2016	—	—
Additional paid-in-capital	2,816,299	2,783,753
Accumulated comprehensive loss	(481)	(624)
Accumulated deficit	(1,775,035)	(1,726,743)
Stockholder’s equity	1,040,783	1,056,386
Total liabilities and stockholder’s equity	$3,908,191	$3,882,480

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2017	2016
Statements of Income
Net revenues	$346,362	$338,533
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	131,844	128,725
General and administrative expenses (exclusive of depreciation and amortization)	72,031	66,790
Corporate expenses (exclusive of depreciation and amortization)	16,527	15,933
Depreciation and amortization	51,425	51,489
Gain on disposition of assets	(1,036)	(11,327)
	270,791	251,610
Operating income	75,571	86,923
Other expense (income)
Loss on extinguishment of debt	—	3,142
Interest income	(4)	(1)
Interest expense	31,483	30,068
	31,479	33,209
Income before income tax expense	44,092	53,714
Income tax expense	2,199	2,307
Net income	$41,893	$51,407
Statements of Comprehensive Income
Net income	$41,893	$51,407
Other comprehensive income
Foreign currency translation adjustments	143	1,468
Comprehensive income	$42,036	$52,875

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$41,893	$51,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,425	51,489
Stock-based compensation	2,478	3,199
Amortization included in interest expense	1,348	1,382
Gain on disposition of assets and investments	(1,036)	(11,327)
Loss on extinguishment of debt	—	3,142
Deferred tax benefit	(355)	(182)
Provision for doubtful accounts	1,428	1,709
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(955)	(8,410)
Prepaid lease expenses	(27,097)	(22,936)
Other assets	(12,053)	(3,572)
Increase (decrease) in:
Trade accounts payable	526	720
Accrued expenses	(26,646)	(14,211)
Other liabilities	(16,163)	(19,225)
Net cash provided by operating activities	14,793	33,185
Cash flows from investing activities:
Acquisitions	(17,779)	(502,138)
Capital expenditures	(19,236)	(20,619)
Proceeds from disposition of assets and investments	1,592	5,196
Decrease in notes receivable	4	8
Net cash used in investing activities	(35,419)	(517,553)
Cash flows from financing activities:
Principal payments on long-term debt	(5,625)	(3,755)
Payment on revolving credit facility	(54,000)	(125,000)
Proceeds received from revolving credit facility	134,000	280,000
Proceeds received from note offering	—	400,000
Payment on senior credit facility term A-1 loan	—	(300,000)
Proceeds received from senior credit facility term A-1 loan	—	300,000
Debt issuance costs	—	(9,017)
Distributions to non-controlling interest	(205)	(105)
Contributions from parent	32,546	26,170
Dividend to parent	(90,185)	(78,938)
Net cash provided by financing activities	16,531	489,355
Effect of exchange rate changes in cash and cash equivalents	187	1,106
Net increase in cash and cash equivalents	(3,908)	6,093
Cash and cash equivalents at beginning of period	35,030	21,827
Cash and cash equivalents at end of period	$31,122	$27,920
Supplemental disclosures of cash flow information:
Cash paid for interest	$43,446	$31,893
Cash paid for foreign, state and federal income taxes	$3,859	$4,079

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2016 Combined Form 10-K.

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 8, 9, 10 and 12 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Balance Sheet as of March 31, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$10,574	$307,287	$31,983	$—	$349,844
Net property, plant and equipment	—	1,152,636	22,401	—	1,175,037
Intangibles and goodwill, net	—	2,315,934	31,052	—	2,346,986
Other assets	3,505,632	11,185	167	(3,480,660)	36,324
Total assets	$3,516,206	$3,787,042	$85,603	$(3,480,660)	$3,908,191
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$39,495	$—	$—	$—	$39,495
Other current liabilities	25,593	158,604	18,969	—	203,166
Total current liabilities	65,088	158,604	18,969	—	242,661
Long-term debt	2,385,411	—	—	—	2,385,411
Other noncurrent liabilities	24,924	213,801	57,226	(56,615)	239,336
Total liabilities	2,475,423	372,405	76,195	(56,615)	2,867,408
Stockholders’ equity	1,040,783	3,414,637	9,408	(3,424,045)	1,040,783
Total liabilities and stockholders’ equity	$3,516,206	$3,787,042	$85,603	$(3,480,660)	$3,908,191

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Balance Sheet as of December 31, 2016

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated

ASSETS
Total current assets	$13,886	$268,091	$31,776	$—	$313,753
Net property, plant and equipment	—	1,161,205	21,510	—	1,182,715
Intangibles and goodwill, net	—	2,321,160	31,732	—	2,352,892
Other assets	3,453,161	10,379	116	(3,430,536)	33,120
Total assets	$3,467,047	$3,760,835	$85,134	$(3,430,536)	$3,882,480
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$33,916	$—	$—	$—	$33,916
Other current liabilities	38,904	180,107	21,135	—	240,146
Total current liabilities	72,820	180,107	21,135	—	274,062
Long-term debt	2,315,267	—	—	—	2,315,267
Other noncurrent liabilities	22,574	213,916	53,609	(53,334)	236,765
Total liabilities	2,410,661	394,023	74,744	(53,334)	2,826,094
Stockholders’ equity	1,056,386	3,366,812	10,390	(3,377,202)	1,056,386
Total liabilities and stockholders’ equity	$3,467,047	$3,760,835	$85,134	$(3,430,536)	$3,882,480

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$335,803	$11,474	$(915)	$346,362
Operating expenses
Direct advertising expenses (1)	—	125,104	7,287	(547)	131,844
General and administrative expenses (1)	—	70,012	2,019	—	72,031
Corporate expenses (1)	—	16,257	270	—	16,527
Depreciation and amortization	—	49,248	2,177	—	51,425
(Gain) loss on disposition of assets	—	(1,037)	1	—	(1,036)
	—	259,584	11,754	(547)	270,791
Operating income (loss)	—	76,219	(280)	(368)	75,571
Equity in (earnings) loss of subsidiaries	(73,374)	—	—	73,374	—
Interest expense (income), net	31,481	(3)	369	(368)	31,479
Income (loss) before income tax expense	41,893	76,222	(649)	(73,374)	44,092
Income tax expense (2)	—	1,723	476	—	2,199
Net income (loss)	$41,893	$74,499	$(1,125)	$(73,374)	$41,893

Statement of Comprehensive Income
Net income (loss)	$41,893	$74,499	$(1,125)	$(73,374)	$41,893
Total other comprehensive income, net of tax	—	—	143	—	143
Total comprehensive income (loss)	$41,893	$74,499	$(982)	$(73,374)	$42,036

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2016

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$327,578	$11,835	$(880)	$338,533
Operating expenses
Direct advertising expenses (1)	—	121,889	7,396	(560)	128,725
General and administrative expenses (1)	—	63,999	2,791	—	66,790
Corporate expenses (1)	—	15,648	285	—	15,933
Depreciation and amortization	—	49,689	1,800	—	51,489
(Gain) loss on disposition of assets	—	(11,560)	233	—	(11,327)
	—	239,665	12,505	(560)	251,610
Operating income (loss)	—	87,913	(670)	(320)	86,923
Equity in (earnings) loss of subsidiaries	(84,610)	—	—	84,610	—
Interest expense (income), net	30,061	(1)	327	(320)	30,067
Other expenses	3,142	—	—	—	3,142
Income (loss) before income tax expense	51,407	87,914	(997)	(84,610)	53,714
Income tax expense(2)	—	1,926	381	—	2,307
Net income (loss)	$51,407	$85,988	$(1,378)	$(84,610)	$51,407
Statement of Comprehensive Income
Net income (loss)	$51,407	$85,988	$(1,378)	$(84,610)	$51,407
Total other comprehensive income, net of tax	—	—	1,468	—	1,468
Total comprehensive income (loss)	$51,407	$85,988	$90	$(84,610)	$52,875

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$922	$59,675	$(1,351)	$(44,453)	$14,793
Cash flows from investing activities:
Acquisitions	—	(17,779)	—	—	(17,779)
Capital expenditures	—	(17,079)	(2,157)	—	(19,236)
Proceeds from disposition of assets and investments	—	1,592	—	—	1,592
Investment in subsidiaries	(17,779)	—	—	17,779	—
(Increase) decrease in intercompany notes receivable	(3,194)	—	—	3,194	—
Decrease in notes receivable	4	—	—	—	4
Net cash (used in) provided by investing activities	(20,969)	(33,266)	(2,157)	20,973	(35,419)
Cash flows from financing activities:
Proceeds received from revolving credit facility	134,000	—	—	—	134,000
Payment on revolving credit facility	(54,000)	—	—	—	(54,000)
Principal payments on long-term debt	(5,625)	—	—	—	(5,625)
Intercompany loan proceeds	—	—	3,194	(3,194)	—
Distributions to non-controlling interest	—	—	(205)	—	(205)
Dividends (to) from parent	(90,185)	(44,453)	—	44,453	(90,185)
Contributions from (to) parent	32,546	17,779	—	(17,779)	32,546
Net cash provided by (used in) financing activities	16,736	(26,674)	2,989	23,480	16,531
Effect of exchange rate changes in cash and cash equivalents	—	—	187	—	187
Net decrease in cash and cash equivalents	(3,311)	(265)	(332)	—	(3,908)
Cash and cash equivalents at beginning of period	12,762	1,201	21,067	—	35,030
Cash and cash equivalents at end of period	$9,451	$936	$20,735	$—	$31,122

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2016

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$20,748	$69,183	$(2,771)	$(53,975)	$33,185
Cash flows from investing activities:
Acquisitions	—	(502,138)	—	—	(502,138)
Capital expenditures	—	(20,123)	(496)	—	(20,619)
Proceeds from disposition of assets and investments	—	5,196	—	—	5,196
Investment in subsidiaries	(502,138)	—	—	502,138	—
(Increase) decrease in intercompany notes receivable	(2,946)	—	—	2,946	—
Decrease in notes receivable	8	—	—	—	8
Net cash (used in) provided by investing activities	(505,076)	(517,065)	(496)	505,084	(517,553)
Cash flows from financing activities:
Proceeds received from revolving credit facility	280,000	—	—	—	280,000
Payment on revolving credit facility	(125,000)	—	—	—	(125,000)
Principal payments on long-term debt	(3,755)	—	—	—	(3,755)
Proceeds received from senior credit facility	300,000	—	—	—	300,000
Debt issuance costs	(9,017)	—	—	—	(9,017)
Proceeds received from note offering	400,000	—	—	—	400,000
Payment on senior credit facility	(300,000)	—	—	—	(300,000)
Intercompany loan proceeds	—	—	2,946	(2,946)	—
Distributions to non-controlling interest	—	—	(105)	—	(105)
Dividends (to) from parent	(78,938)	(53,975)	—	53,975	(78,938)
Contributions from (to) parent	26,170	502,138	—	(502,138)	26,170
Net cash provided by (used in) financing activities	489,460	448,163	2,841	(451,109)	489,355
Effect of exchange rate changes in cash and cash equivalents	—	—	1,106	—	1,106
Net increase in cash and cash equivalents	5,132	281	680	—	6,093
Cash and cash equivalents at beginning of period	4,955	454	16,418	—	21,827
Cash and cash equivalents at end of period	$10,087	$735	$17,098	$—	$27,920

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2016 Combined Form 10-K filed on February 24, 2017, as supplemented by any risk factors contained in our combined Quarterly Reports on Form 10-Q. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2017 and 2016. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash” for more information. During the three months ended March 31, 2017, the Company completed several acquisitions for a total cash purchase price of approximately $17.8 million. See—“Uses of Cash – Acquisitions” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.

The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2017 and 2016:

	Three months ended March 31, (in thousands)
	2017	2016
Total capital expenditures:
Billboard — traditional	$6,279	$6,874
Billboard — digital	7,587	6,548
Logos	1,801	1,431
Transit	223	130
Land and buildings	1,382	3,893
Operating equipment	1,964	1,743
Total capital expenditures	$19,236	$20,619

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

We define AFFO as FFO before (i) straight-line revenue and expense; (ii) stock-based compensation expense; (iii) non-cash portion of tax provision; (iv) non-real estate related depreciation and amortization; (v) amortization of deferred financing costs; (vi) loss on extinguishment of debt; (vii) non-recurring infrequent or unusual losses (gains); (viii) less maintenance capital expenditures; and (ix) an adjustment for unconsolidated affiliates and non-controlling interest.

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

RESULTS OF OPERATIONS

Three Months ended March 31, 2017 compared to Three Months ended March 31, 2016

Net revenues increased $7.8 million or 2.3% to $346.4 million for the three months ended March 31, 2017 from $338.5 million for the same period in 2016. This increase was attributable primarily to an increase in billboard net revenues of $5.4 million, which represents an increase of 1.8% over the same period in 2016.  In addition, logo sign revenue increased $1.0 million, which represents an increase of 5.1% over the prior period and there was a $1.5 million increase in transit revenue, which represents an increase of 6.3% over the prior period.

For the three months ended March 31, 2017, there was a $4.5 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2016, which represents an increase of 1.3%. See “Reconciliations” below. The 1.3% increase is primarily due to an increase in digital revenue and production revenue for three months ended March 31, 2017, as compared to the same period in 2016. The $4.5 million increase in revenue primarily consists of a $1.2 million increase in billboard revenue, a $1.0 million increase in logo revenue and a $2.3 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2016.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $9.0 million, or 4.2% to $220.5 million for the three months ended March 31, 2017 from $211.5 million in the same period in 2016. The $9.0 million increase over the prior year is comprised of an $8.4 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $0.6 million.

Depreciation and amortization expense remained relatively constant for the three months ended March 31, 2017 as compared to the same period in 2016.

For the three months ended March 31, 2017, gain on disposition of assets decreased $10.3 million to $1.0 million as compared to $11.3 million for the same period in 2016.  During the first three months of 2016, the Company recorded approximately $8.3 million in gains resulting from acquisition swap transactions, which did not replicate in 2017.

Due to the above factors, operating income decreased by $11.4 million to $75.5 million for the three months ended March 31, 2017 compared to $86.8 million for the same period in 2016.

During the three months ended March 31, 2017 the Company did not recognize any losses on extinguishment of debt.  However, during the first quarter of 2016, the Company recognized a $3.1 million loss on extinguishment of debt related to the prepayment of Lamar Media’s Term A-1 loan under its senior credit facility.

The decrease in operating income offset by the decrease in loss on debt extinguishment resulted in a $9.6 million decrease in net income before income taxes. This decrease in income resulted in a decrease in income tax expense of $0.1 million for the three months ended March 31, 2017 over the same period in 2016. The effective tax rate for the three months ended March 31, 2017 was 5.0%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended March 31, 2017 of $41.8 million, as compared to net income of $51.3 million for the same period in 2016.

Reconciliations:

Because acquisitions occurring after December 31, 2015 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2016 acquisition-adjusted net revenue, which adjusts our 2016 net revenue for the three months ended March 31, 2016 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2017.

Reconciliations of 2016 reported net revenue to 2016 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2016 acquisition-adjusted net revenue to 2017 reported net revenue for the three months ended March 31, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2017	2016
	(in thousands)
Reported net revenue	$346,362	$338,533
Acquisition net revenue	—	3,292
Adjusted totals	$346,362	$341,825

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$41,787	$51,314	$(9,527)	(18.6)%
Income tax expense	2,199	2,307	(108)
Loss on debt extinguishment	—	3,142	(3,142)
Interest expense (income), net	31,479	30,067	1,412
Gain on disposition of assets	(1,036)	(11,327)	10,291
Depreciation and amortization	51,425	51,489	(64)
Stock-based compensation expense	2,478	3,199	(721)
Adjusted EBITDA	$128,332	$130,191	$(1,859)	(1.4)%

Adjusted EBITDA for the three months ended March 31, 2017 decreased 1.4% to $128.3 million. The decrease in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense) of $4.7 million, and was offset by an increase in general administrative and corporate expenses of $6.6 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$41,787	$51,314	$(9,527)	(18.6)%
Depreciation and amortization related to real estate	48,521	47,767	754
Gain from sale or disposal of real estate	(839)	(11,267)	10,428
Adjustments for unconsolidated affiliates and non-controlling interest	177	96	81
FFO	$89,646	$87,910	$1,736	2.0%
Straight line income	(37)	(50)	13
Stock-based compensation expense	2,478	3,199	(721)
Non-cash portion of tax provision	(355)	(182)	(173)
Non-real estate related depreciation and amortization	2,904	3,722	(818)
Amortization of deferred financing costs	1,348	1,382	(34)
Loss on extinguishment of debt	—	3,142	(3,142)
Capital expenditures – maintenance	(9,378)	(6,692)	(2,686)
Adjustments for unconsolidated affiliates and non-controlling interest	(177)	(96)	(81)
AFFO	$86,429	$92,335	$(5,906)	(6.4)%

FFO for the three months ended March 31, 2017 increased 2.0% to $89.6 million as compared to FFO of $87.9 million for the same period in 2016. AFFO for the three months ended March 31, 2017 decreased 6.4% to $86.4 million as compared to $92.3 million for the same period in 2016. The decrease in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) offset by an increase in maintenance capital expenditures, general and administrative expenses, corporate expenses and interest expense.

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

Sources of Cash

Total Liquidity. As of March 31, 2017 we had approximately $159.9 million of total liquidity, which is comprised of approximately $31.6 million in cash and cash equivalents and approximately $128.3 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the three months ended March 31, 2017 and 2016 our cash provided by operating activities was $34.5 million and $51.5 million, respectively. The decrease in cash provided by operating activities for the three months ended March 31, 2017 over the same period in 2016 relates to an increase in revenues offset by an increase in operating expenses (excluding depreciation and amortization), and a net increase in operating assets and liabilities. We expect to generate cash flows from operations during 2017 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.

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

As of March 31, 2017, Lamar Media had approximately $128.3 million of availability under the revolving credit facility included in the senior credit facility and approximately $11.7 million in letters of credit outstanding. As of March 31, 2017, Lamar Media had $247.5 million outstanding in Term A Loans and $260.0 million outstanding under the revolving credit facility.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.

Restrictions Under Debt Securities. Lamar Media must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding $500 million 5 7/8% Senior Subordinated Notes issued in February 2012 (the “5 7/8% Senior Subordinated Notes”), $535 million 5% Senior Subordinated Notes issued in October 2012 (the “5% Senior Subordinated Notes”), $510 million 5 3/8% Senior Notes issued in January 2014 (the “5 3/8% Senior Notes”) and the $400 million 5 3/4% Senior Notes issued in January 2016 (the “5 3/4% Senior Notes”) .

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At March 31, 2017, and currently, we were in compliance with all such tests under the senior credit facility.

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

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions were approximately $19.2 million for the three months ended March 31, 2017. We anticipate our 2017 total capital expenditures will be approximately $110 million.

Acquisitions.  During the three months ended March 31, 2017, the Company completed several acquisitions for a cash purchase price of approximately $17.8 million, which were financed using available cash on hand or borrowings under its revolving credit facility.

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

Dividends. On February 23, 2017, Lamar Advertising Company’s Board of Directors declared a quarterly cash dividend of $0.83 per share payable on March 31, 2017 to its stockholders of record of its Class A common stock and Class B common stock on March 15, 2017. The Company expects aggregate quarterly distributions to stockholders in 2017, including the dividend paid on March 31, 2017, will total $3.32 per common share.

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

Commitments and Contingencies

In our Annual Report on Form 10-K for the year ended December 31, 2016, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Debt Service and Contractual Obligations,” we described our commitments and contingencies.  There were no material changes in our commitments and contingencies during the three months ended March 31, 2017.

Accounting Standards Update

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently reviewing its revenue contract arrangements and we expect our review to be completed in 2017. At this time we do not expect any material impact on our consolidated financial statements for the adoption of ASU No. 2014-09. We have not yet determined whether we will adopt the provisions of ASU No. 2014-09 on a retrospective basis or through a cumulative adjustment to equity.

In November 2015, the FASB issued ASU No. 2015-17 Income taxes – Balance Sheet Classification of Deferred Taxes. The amendments in this update require deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The amendments are effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company adopted the update in ASU No. 2015-17 as of January 1, 2017. The Company’s 2016 consolidated balance sheet has been adjusted to reflect retrospective adoption of the update and the impact was not considered material.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  The update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements.  The amendments in this update are effective beginning January 1, 2019 with retrospective application. The Company is in the process of assessing the impact ASU No. 2016-02 will have on our consolidated financial statements.  The Company expects the primary impact to our consolidated financial statements will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets, resulting in the recording of right of use assets and lease obligations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. The update clarifies how certain cash receipts and cash payments are presented in the statement of cash flows.  The update is effective for annual periods beginning January 1, 2018 with early adoption permitted. The Company adopted the update in ASU No. 2016-15 as of January 1, 2017.  The adoption of this update did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the definition of a business.  The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses.  The update is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  Early adoption is allowed for transactions which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company adopted the update in ASU 2017-01 for transactions which occurred on or after October 1, 2016. The adoption of this update did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The update simplifies how a company completes its goodwill impairment test by eliminating the two-step process, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. The update requires completing the goodwill impairment test by comparing the difference between the reporting units’ carrying value and fair value.  Goodwill charges, if any, would be determined by reducing the goodwill balance by the excess of the reporting unit’s carrying value over its fair value.  The update is effective for annual and interim fiscal periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on or after January 1, 2017.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2017 and 2016. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Three Months ended March 31, 2017 compared to Three Months ended March 31, 2016

Net revenues increased $7.8 million or 2.3% to $346.4 million for the three months ended March 31, 2017 from $338.5 million for the same period in 2016. This increase was attributable primarily to an increase in billboard net revenues of $5.4 million, which represents an increase of 1.8% over the same period in 2016.  In addition, logo sign revenue increased $1.0 million, which represents an increase of 5.1% over the prior period and there was a $1.5 million increase in transit revenue, which represents an increase of 6.3% over the prior period.

For the three months ended March 31, 2017, there was a $4.5 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2016, which represents an increase of 1.3%. See “Reconciliations” below. The 1.3% increase is primarily due to an increase in digital revenue and production revenue for three months ended March 31, 2017, as compared to the same period in 2016. The $4.5 million increase in revenue primarily consists of a $1.2 million increase in billboard revenue, a $1.0 million increase in logo revenue and a $2.3 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2016.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $9.0 million, or 4.2% to $220.4 million for the three months ended March 31, 2017 from $211.4 million in the same period in 2016. The $9.0 million increase over the prior year is comprised of an $8.4 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $0.6 million.

Depreciation and amortization expense remained relatively constant for the three months ended March 31, 2017 as compared to the same period in 2016.

For the three months ended March 31, 2017, gain on disposition of assets decreased $10.3 million to $1.0 million as compared to $11.3 million for the same period in 2016.  During the first three months of 2016, Lamar Media recorded approximately $8.3 million in gains resulting from acquisition swap transactions, which did not replicate in 2017.

Due to the above factors, operating income decreased by $11.3 million to $75.6 million for the three months ended March 31, 2017 compared to $86.9 million for the same period in 2016.

During the three months ended March 31, 2017, Lamar Media did not recognize any losses on extinguishment of debt.  However, during the first quarter of 2016, Lamar Media recognized a $3.1 million loss on extinguishment of debt related to the prepayment of its Term A-1 loan under its senior credit facility.

The decrease in operating income offset by the decrease in loss on debt extinguishment resulted in a $9.6 million decrease in net income before income taxes. This decrease in income resulted in a decrease in income tax expense of $0.1 million for the three months ended March 31, 2017 over the same period in 2016. The effective tax rate for the three months ended March 31, 2017 was 5.0%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended March 31, 2017 of $41.9 million, as compared to net income of $51.4 million for the same period in 2016.

Reconciliations:

Because acquisitions occurring after December 31, 2015 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2016 acquisition-adjusted net revenue, which adjusts our 2016 net revenue for the three months ended March 31, 2016 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2017.

Reconciliations of 2016 reported net revenue to 2016 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2016 acquisition-adjusted net revenue to 2017 reported net revenue for the three months ended March 31, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2017	2016
	(in thousands)
Reported net revenue	$346,362	$338,533
Acquisition net revenue	—	3,292
Adjusted totals	$346,362	$341,825

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$41,893	$51,407	$(9,514)	(18.5)%
Income tax expense	2,199	2,307	(108)
Loss on debt extinguishment	—	3,142	(3,142)
Interest expense (income), net	31,479	30,067	1,412
Gain on disposition of assets	(1,036)	(11,327)	10,291
Depreciation and amortization	51,425	51,489	(64)
Stock-based compensation expense	2,478	3,199	(721)
Adjusted EBITDA	$128,438	$130,284	$(1,846)	(1.4)%

Adjusted EBITDA for the three months ended March 31, 2017 decreased 1.4% to $128.4 million. The decrease in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $4.7 million offset by an increase in general administrative and corporate expenses of $6.6 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$41,893	$51,407	$(9,514)	(18.5)%
Depreciation and amortization related to real estate	48,521	47,767	754
Gain from sale or disposal of real estate	(839)	(11,267)	10,428
Adjustments for unconsolidated affiliates and non-controlling interest	177	96	81
FFO	$89,752	$88,003	$1,749	2.0%
Straight line income	(37)	(50)	13
Stock-based compensation expense	2,478	3,199	(721)
Non-cash portion of tax provision	(355)	(182)	(173)
Non-real estate related depreciation and amortization	2,904	3,722	(818)
Amortization of deferred financing costs	1,348	1,382	(34)
Loss on extinguishment of debt	—	3,142	(3,142)
Capital expenditures – maintenance	(9,378)	(6,692)	(2,686)
Adjustments for unconsolidated affiliates and non-controlling interest	(177)	(96)	(81)
AFFO	$86,535	$92,428	$(5,893)	(6.4)%

FFO for the three months ended March 31, 2017 increased 2.0% to $89.8 million as compared to FFO of $88.0 million for the same period in 2016. AFFO for the three months ended March 31, 2017 decreased 6.4% to $86.5 million as compared to $92.4 million for the same period in 2016. The decrease in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) offset by increases in maintenance capital expenditures, general and administrative expenses, corporate expenses and interest expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2017, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

At March 31, 2017, there was approximately $507.5 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 21.1% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the three months ended March 31, 2017 with respect to borrowings under the senior credit facility was $3.5 million, and the weighted average interest rate applicable to borrowings under this credit facility during the three months ended March 31, 2017 was 2.9%. Assuming that the weighted average interest rate was 200-basis points higher (that is 4.9% rather than 2.9%), then the Company’s three months ended March 31, 2017 interest expense would have increased by $2.3 million.

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

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our combined Annual Report on Form 10-K for the year ended December 31, 2016, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock. There have been no material changes to our risk factors since our combined Annual Report on Form 10-K for the year ended December 31, 2016.

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

LAMAR ADVERTISING COMPANY

DATED: May 4, 2017	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: May 4, 2017	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

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

101

The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2017 and 2016 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media