Form 10-Q
period 2017-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2017-08-08
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of July 27, 2017: 83,613,629

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of July 27, 2017: 14,420,085

The number of shares of Lamar Media Corp. common stock outstanding as of July 27, 2017: 100

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

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,884	$35,530
Receivables, net of allowance for doubtful accounts of $10,220 and $9,356 in 2017 and 2016, respectively	218,944	189,935
Prepaid lease expenses	74,025	48,815
Other current assets	49,485	39,973
Total current assets	385,338	314,253
Property, plant and equipment	3,331,392	3,294,251
Less accumulated depreciation and amortization	(2,154,869)	(2,111,536)
Net property, plant and equipment	1,176,523	1,182,715
Goodwill	1,726,444	1,726,358
Intangible assets	615,858	637,153
Other assets	41,914	38,405
Total assets	$3,946,077	$3,898,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,960	$17,653
Current maturities of long-term debt, net of deferred financing costs of $5,029 and $5,459 in 2017 and 2016, respectively	17,471	33,916
Accrued expenses	110,340	134,433
Deferred income	114,798	91,322
Total current liabilities	260,569	277,324
Long-term debt, net of deferred financing costs of $26,144 and $23,510 in 2017 and 2016, respectively	2,374,383	2,315,267
Deferred income tax liabilities	210	279
Asset retirement obligation	211,493	210,889
Other liabilities	28,317	25,597
Total liabilities	2,874,972	2,829,356
Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2017 and 2016	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized 83,944,913 and 83,038,831 shares issued at 2017 and 2016, respectively; 83,613,629 and 82,822,743 issued and outstanding at 2017 and 2016, respectively	84	83
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,420,085 and 14,610,365 shares issued and outstanding at 2017 and 2016, respectively	14	15
Additional paid-in capital	1,751,519	1,713,312
Accumulated comprehensive income	264	(624)
Accumulated deficit	(659,476)	(630,955)
Cost of shares held in treasury, 331,284 and 216,088 shares at 2017 and 2016, respectively	(21,300)	(12,303)
Stockholders’ equity	1,071,105	1,069,528
Total liabilities and stockholders’ equity	$3,946,077	$3,898,884

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Statements of Income
Net revenues	$397,078	$387,528	$743,440	$726,061
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	135,075	132,725	266,919	261,450
General and administrative expenses (exclusive of depreciation and amortization)	65,921	66,457	137,952	133,247
Corporate expenses (exclusive of depreciation and amortization)	16,730	20,047	33,363	36,073
Depreciation and amortization	51,782	51,933	103,207	103,422
Gain on disposition of assets	(607)	(705)	(1,643)	(12,032)
	268,901	270,457	539,798	522,160
Operating income	128,177	117,071	203,642	203,901
Other expense (income)
Loss on extinguishment of debt	71	56	71	3,198
Interest income	—	(3)	(4)	(4)
Interest expense	31,979	31,299	63,462	61,367
	32,050	31,352	63,529	64,561
Income before income tax expense	96,127	85,719	140,113	139,340
Income tax expense	3,733	3,810	5,932	6,117
Net income	92,394	81,909	134,181	133,223
Cash dividends declared and paid on preferred stock	91	91	182	182
Net income applicable to common stock	$92,303	$81,818	$133,999	$133,041
Earnings per share:
Basic earnings per share	$0.94	$0.84	$1.37	$1.37
Diluted earnings per share	$0.94	$0.84	$1.36	$1.36
Cash dividends declared per share of common stock	$0.83	$0.75	$1.66	$1.50
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	97,941,766	97,121,619	97,759,636	96,956,535
Weighted average common shares outstanding diluted	98,442,860	97,731,467	98,276,283	97,523,379
Statements of Comprehensive Income
Net income	$92,394	$81,909	$134,181	$133,223
Other comprehensive income
Foreign currency translation adjustments	745	11	888	1,479
Comprehensive income	$93,139	$81,920	$135,069	$134,702

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$134,181	$133,223
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	103,207	103,422
Stock-based compensation	5,043	11,292
Amortization included in interest expense	2,623	2,661
Gain on disposition of assets and investments	(1,643)	(12,032)
Loss on extinguishment of debt	71	3,198
Deferred tax expense	30	359
Provision for doubtful accounts	3,396	3,540
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(32,205)	(36,639)
Prepaid lease expenses	(25,949)	(22,945)
Other assets	(7,265)	2,244
Increase (decrease) in:
Trade accounts payable	308	152
Accrued expenses	(8,856)	3,187
Other liabilities	21,812	19,363
Net cash provided by operating activities	194,753	211,025
Cash flows from investing activities:
Acquisitions	(28,101)	(506,147)
Capital expenditures	(47,836)	(51,513)
Proceeds from disposition of assets and investments	2,566	6,734
Decrease of notes receivable	11	13
Net cash used in investing activities	(73,360)	(550,913)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(8,997)	(6,204)
Net proceeds from issuance of common stock	17,196	14,882
Principal payments on long term debt	(5,625)	(9,385)
Payment on revolving credit facility	(334,000)	(233,000)
Proceeds received from revolving credit facility	182,000	347,000
Proceeds received from note offering	—	400,000
Payment on senior credit facility term loans	(247,500)	(300,000)
Proceeds received from senior credit facility term loans	450,000	300,000
Debt issuance costs	(4,899)	(9,140)
Distributions to non-controlling interest	(310)	(210)
Dividends/distributions	(162,702)	(145,828)
Net cash (used in) provided by financing activities	(114,837)	358,115
Effect of exchange rate changes in cash and cash equivalents	798	1,183
Net increase in cash and cash equivalents	7,354	19,410
Cash and cash equivalents at beginning of period	35,530	22,327
Cash and cash equivalents at end of period	$42,884	$41,737
Supplemental disclosures of cash flow information:
Cash paid for interest	$60,346	$48,664
Cash paid for foreign, state and federal income taxes	$7,753	$7,906

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 60,500 shares of its Class A common stock during the six months ended June 30, 2017. At June 30, 2017 a total of 1,197,906 shares were available for future grant.

Stock Purchase Plan. Lamar Advertising’s 2009 Employee Stock Purchase Plan or 2009 ESPP  was approved by our shareholders on May 28, 2009.  The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 82,823 shares on January 1, 2017 pursuant to the automatic increase provisions of the 2009 ESPP.

The following is a summary of 2009 ESPP share activity for the six months ended June 30, 2017:

Shares
Available for future purchases, January 1, 2017	250,573
Additional shares reserved under 2009 ESPP	82,823
Purchases	(59,114)
Available for future purchases, June 30, 2017	274,282

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2017 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2018. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the six months ended June 30, 2017, the Company has recorded $2,623 as stock-based compensation expense related to performance-based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of the directors’ one year term. The Company recorded a $280 stock-based compensation expense related to these awards for the six months ended June 30, 2017.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

3. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Income and Comprehensive Income are:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Direct advertising expenses	$48,685	$48,267	$97,003	$96,065
General and administrative expenses	972	902	1,902	1,783
Corporate expenses	2,125	2,764	4,302	5,574
	$51,782	$51,933	$103,207	$103,422

4. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at June 30, 2017 and December 31, 2016:

	Estimated	June 30, 2017		December 31, 2016
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$561,320	$497,672	$559,513	$490,514
Non-competition agreements	3—15	64,828	63,801	64,646	63,692
Site locations	15	1,902,987	1,352,502	1,885,554	1,318,976
Other	5—15	14,260	13,562	14,174	13,552
		$2,543,395	$1,927,537	$2,523,887	$1,886,734
Unamortizable intangible assets:
Goodwill		$1,979,980	$253,536	$1,979,894	$253,536

5. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2016	$210,889
Additions to asset retirement obligations	419
Accretion expense	2,093
Liabilities settled	(1,908)
Balance at June 30, 2017	$211,493

6. Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2017 and December 31, 2016, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,773,582 and $2,702,633, respectively.

As of June 30, 2017, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of June 30, 2017, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

ratio less than 6.5 to 1 and (ii) the secured debt ratio does not exceed 3.0 to 1. As of June 30, 2017, the total debt ratio was less than 6.5 to 1 and Lamar Media’s secured debt ratio was less than 3.0 to 1, and the available cumulative credit was $1,524,061.

7. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and six months ended June 30, 2017 or 2016.

8. Long-term Debt

Long-term debt consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$478,000	$8,535	$469,465
5 7/8% Senior Subordinated Notes	500,000	6,470	493,530
5% Senior Subordinated Notes	535,000	5,323	529,677
5 3/8% Senior Notes	510,000	5,326	504,674
5 3/4% Senior Notes	400,000	5,519	394,481
Other notes with various rates and terms	27	—	27
	2,423,027	31,173	2,391,854
Less current maturities	(22,500)	(5,029)	(17,471)
Long-term debt, excluding current maturities	$2,400,527	$26,144	$2,374,383

	December 31, 2016
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$433,125	$4,769	$428,356
5 7/8% Senior Subordinated Notes	500,000	7,071	492,929
5% Senior Subordinated Notes	535,000	5,709	529,291
5 3/8% Senior Notes	510,000	5,662	504,338
5 3/4% Senior Notes	400,000	5,758	394,242
Other notes with various rates and terms	27	—	27
	2,378,152	28,969	2,349,183
Less current maturities	(39,375)	(5,459)	(33,916)
Long-term debt, excluding current maturities	$2,338,777	$23,510	$2,315,267

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

Senior Credit Facility

On May 15, 2017, Lamar Media entered into a Third Restatement Agreement (“Restatement Agreement”) to its Second Amended and Restated Credit Agreement (“existing senior credit facility”) dated as of February 3, 2014 with the Company, certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto, under which the parties agreed to amend and restate Lamar Media’s existing senior credit facility.

Lamar Media’s Third Amended and Restated Credit Agreement dated as of May 15, 2017 (as amended, the “senior credit facility”) consists of (i) a new $450,000 senior secured revolving credit facility which will mature on May 15, 2022, (ii) a new $450,000 Term A loan facility (the “Term A loans”)  which will mature on May 15, 2022, and (iii) an incremental facility pursuant to which Lamar

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Media may incur additional term loan tranches or increase its revolving credit facility subject to pro forma compliance with the secured debt ratio financial maintenance covenant described below.

Under the senior credit facility Lamar Media borrowed all $450,000 in Term A loans on May 15, 2017.  The net proceeds, together with borrowing under the revolving portion of senior credit facility and cash on hand, were used to repay all outstanding amounts under the existing senior credit facility, and all revolving commitments under that facility were terminated.

The Term A Loans will begin amortizing on September 30, 2017 in quarterly installments on each December 31, March 31, June 30 and September 30 thereafter. The remaining quarterly installments scheduled to be paid are as follows:

Principal Payment Date	Principal Amount
September 30, 2017-June 30, 2019	$5,625.0
September 30, 2019-June 30, 2020	$8,437.5
September 30, 2020-March 31, 2022	$16,875.0
Term A Loan Maturity Date	$253,125.0

For each borrowing of Term A loans or revolving credit loans, Lamar Media can elect whether such loans bear interest at (i) the Adjusted Base Rate plus (a) 0.75%, or (b) 0.50% at any time that the total debt ratio is less than 3.25 to 1 as of the last day of the most recently ended fiscal quarter for which Lamar Media has delivered financial statements, or (ii) the Adjusted LIBO Rate plus (a) 1.75%, or (b) 1.50% at any time that the total debt ratio is less than 3.25 to 1 as of the last day of the most recently ended fiscal quarter for which Lamar Media has delivered financial statements. The guarantees, covenants, events of default and other terms of the senior credit facility apply to the Term A loans and revolving credit facility.

As of June 30, 2017, there was $28,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $12,085 in letters of credit outstanding as of June 30, 2017 resulting in $409,915 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on May 15, 2022.

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

9. Fair Value of Financial Instruments

At June 30, 2017 and December 31, 2016, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $2,518,170 which exceeded the carrying amount of $2,423,027 as of June 30, 2017. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

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

11. Dividends/Distributions

During the three months ended June 30, 2017 and June 30, 2016, the Company declared and paid cash distributions of its REIT taxable income in an aggregate amount of $81,332 or $0.83 per share and $72,912 or $0.75 per share, respectively. During the six months ended June 30, 2017 and June 30, 2016, the Company declared and paid cash distributions of its REIT taxable income in an aggregate amount of $162,520 or $1.66 per share and $145,646 or $1.50 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs) and other factors that the Board of Directors may deem relevant. During the three months ended June 30, 2017 and June 30, 2016, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share. During the six months ended June 30, 2017 and June 30, 2016, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $182 or $31.90 per share.

12. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $15,555 and $15,587 for the six months ended June 30, 2017 and 2016, respectively. Net carrying value of long lived assets located in foreign countries totaled $4,384 and $4,893 as of June 30, 2017 and December 31, 2016, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,384	$35,030
Receivables, net of allowance for doubtful accounts of $10,220 and $9,356 in 2017 and 2016, respectively	218,944	189,935
Prepaid lease expenses	74,025	48,815
Other current assets	49,485	39,973
Total current assets	384,838	313,753
Property, plant and equipment	3,331,392	3,294,251
Less accumulated depreciation and amortization	(2,154,869)	(2,111,536)
Net property, plant and equipment	1,176,523	1,182,715
Goodwill	1,716,293	1,716,207
Intangible assets	615,390	636,685
Other assets	36,629	33,120
Total assets	$3,929,673	$3,882,480
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$17,960	$17,653
Current maturities of long-term debt, net of deferred financing costs of $5,029 and $5,459 in 2017 and 2016, respectively	17,471	33,916
Accrued expenses	106,705	131,171
Deferred income	114,798	91,322
Total current liabilities	256,934	274,062
Long-term debt, net of deferred financing costs of $26,144 and $23,510 in 2017 and 2016, respectively	2,374,383	2,315,267
Deferred income tax liabilities	210	279
Asset retirement obligation	211,493	210,889
Other liabilities	28,317	25,597
Total liabilities	2,871,337	2,826,094
Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2017 and 2016	—	—
Additional paid-in-capital	2,821,960	2,783,753
Accumulated comprehensive income	264	(624)
Accumulated deficit	(1,763,888)	(1,726,743)
Stockholder’s equity	1,058,336	1,056,386
Total liabilities and stockholder’s equity	$3,929,673	$3,882,480

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Statements of Income
Net revenues	$397,078	$387,528	$743,440	$726,061
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	135,075	132,725	266,919	261,450
General and administrative expenses (exclusive of depreciation and amortization)	65,921	66,457	137,952	133,247
Corporate expenses (exclusive of depreciation and amortization)	16,645	19,958	33,172	35,891
Depreciation and amortization	51,782	51,933	103,207	103,422
Gain on disposition of assets	(607)	(705)	(1,643)	(12,032)
	268,816	270,368	539,607	521,978
Operating income	128,262	117,160	203,833	204,083
Other expense (income)
Loss on extinguishment of debt	71	56	71	3,198
Interest income	—	(3)	(4)	(4)
Interest expense	31,979	31,299	63,462	61,367
	32,050	31,352	63,529	64,561
Income before income tax expense	96,212	85,808	140,304	139,522
Income tax expense	3,733	3,810	5,932	6,117
Net income	$92,479	$81,998	$134,372	$133,405
Statements of Comprehensive Income
Net income	$92,479	$81,998	$134,372	$133,405
Other comprehensive income
Foreign currency translation adjustments	745	11	888	1,479
Comprehensive income	$93,224	$82,009	$135,260	$134,884

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$134,372	$133,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,207	103,422
Stock-based compensation	5,043	11,292
Amortization included in interest expense	2,623	2,661
Gain on disposition of assets and investments	(1,643)	(12,032)
Loss on extinguishment of debt	71	3,198
Deferred tax expense	30	359
Provision for doubtful accounts	3,396	3,540
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(32,205)	(36,639)
Prepaid lease expenses	(25,949)	(22,945)
Other assets	(7,265)	2,244
Increase (decrease) in:
Trade accounts payable	308	152
Accrued expenses	(8,856)	3,187
Other liabilities	428	(2,119)
Net cash provided by operating activities	173,560	189,725
Cash flows from investing activities:
Acquisitions	(28,101)	(506,147)
Capital expenditures	(47,836)	(51,513)
Proceeds from disposition of assets and investments	2,566	6,734
Decrease of notes receivable	11	13
Net cash used in investing activities	(73,360)	(550,913)
Cash flows from financing activities:
Principal payments on long-term debt	(5,625)	(9,385)
Payment on revolving credit facility	(334,000)	(233,000)
Proceeds received from revolving credit facility	182,000	347,000
Proceeds received from note offering	—	400,000
Payment on senior credit facility term loan	(247,500)	(300,000)
Proceeds received from senior credit facility term loan	450,000	300,000
Debt issuance costs	(4,899)	(9,140)
Distributions to non-controlling interest	(310)	(210)
Contributions from parent	38,207	36,000
Dividend to parent	(171,517)	(151,850)
Net cash (used in) provided by financing activities	(93,644)	379,415
Effect of exchange rate changes in cash and cash equivalents	798	1,183
Net increase in cash and cash equivalents	7,354	19,410
Cash and cash equivalents at beginning of period	35,030	21,827
Cash and cash equivalents at end of period	$42,384	$41,237
Supplemental disclosures of cash flow information:
Cash paid for interest	$60,346	$48,664
Cash paid for foreign, state and federal income taxes	$7,753	$7,906

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Balance Sheet as of June 30, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$15,951	$330,608	$38,279	$—	$384,838
Net property, plant and equipment	—	1,153,544	22,979	—	1,176,523
Intangibles and goodwill, net	—	2,301,224	30,459	—	2,331,683
Other assets	3,498,990	10,982	248	(3,473,591)	36,629
Total assets	$3,514,941	$3,796,358	$91,965	$(3,473,591)	$3,929,673
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$17,471	$—	$—	$—	$17,471
Other current liabilities	39,397	176,043	24,023	—	239,463
Total current liabilities	56,868	176,043	24,023	—	256,934
Long-term debt	2,374,383	—	—	—	2,374,383
Other noncurrent liabilities	25,354	214,042	57,874	(57,250)	240,020
Total liabilities	2,456,605	390,085	81,897	(57,250)	2,871,337
Stockholders’ equity	1,058,336	3,406,273	10,068	(3,416,341)	1,058,336
Total liabilities and stockholders’ equity	$3,514,941	$3,796,358	$91,965	$(3,473,591)	$3,929,673

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended June 30, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$384,685	$13,414	$(1,021)	$397,078
Operating expenses
Direct advertising expenses (1)	—	128,038	7,635	(598)	135,075
General and administrative expenses (1)	—	63,500	2,421	—	65,921
Corporate expenses (1)	—	16,358	287	—	16,645
Depreciation and amortization	—	49,634	2,148	—	51,782
(Gain) loss on disposition of assets	—	(603)	(4)	—	(607)
	—	256,927	12,487	(598)	268,816
Operating income (loss)	—	127,758	927	(423)	128,262
Equity in (earnings) loss of subsidiaries	(124,527)	—	—	124,527	—
Interest expense (income), net	31,977	—	425	(423)	31,979
Other expenses	71	—	—	—	71
Income (loss) before income tax expense	92,479	127,758	502	(124,527)	96,212
Income tax expense (2)	—	3,146	587	—	3,733
Net income (loss)	$92,479	$124,612	$(85)	$(124,527)	$92,479

Statement of Comprehensive Income
Net income (loss)	$92,479	$124,612	$(85)	$(124,527)	$92,479
Total other comprehensive income, net of tax	—	—	745	—	745
Total comprehensive income (loss)	$92,479	$124,612	$660	$(124,527)	$93,224

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended June 30, 2016

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$374,629	$13,883	$(984)	$387,528
Operating expenses
Direct advertising expenses (1)	—	125,417	7,950	(642)	132,725
General and administrative expenses (1)	—	63,683	2,774	—	66,457
Corporate expenses (1)	—	19,536	422	—	19,958
Depreciation and amortization	—	49,978	1,955	—	51,933
(Gain) loss on disposition of assets	—	(705)	—	—	(705)
	—	257,909	13,101	(642)	270,368
Operating income (loss)	—	116,720	782	(342)	117,160
Equity in (earnings) loss of subsidiaries	(113,354)	—	—	113,354	—
Interest expense (income), net	31,300	(3)	341	(342)	31,296
Other expenses	56	—	—	—	56
Income (loss) before income tax expense	81,998	116,723	441	(113,354)	85,808
Income tax expense(2)	—	3,308	502	—	3,810
Net income (loss)	$81,998	$113,415	$(61)	$(113,354)	$81,998
Statement of Comprehensive Income
Net income (loss)	$81,998	$113,415	$(61)	$(113,354)	$81,998
Total other comprehensive income, net of tax	—	—	11	—	11
Total comprehensive income (loss)	$81,998	$113,415	$(50)	$(113,354)	$82,009

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Six Months Ended June 30, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$720,488	$24,888	$(1,936)	$743,440
Operating expenses
Direct advertising expenses (1)	—	253,142	14,922	(1,145)	266,919
General and administrative expenses (1)	—	133,512	4,440	—	137,952
Corporate expenses (1)	—	32,615	557	—	33,172
Depreciation and amortization	—	98,882	4,325	—	103,207
(Gain) loss on disposition of assets	—	(1,640)	(3)	—	(1,643)
	—	516,511	24,241	(1,145)	539,607
Operating income (loss)	—	203,977	647	(791)	203,833
Equity in (earnings) loss of subsidiaries	(197,901)	—	—	197,901	—
Interest expense (income), net	63,458	(3)	794	(791)	63,458
Other expenses	71	—	—	—	71
Income (loss) before income tax expense	134,372	203,980	(147)	(197,901)	140,304
Income tax expense (2)	—	4,869	1,063	—	5,932
Net income (loss)	$134,372	$199,111	$(1,210)	$(197,901)	$134,372

Statement of Comprehensive Income
Net income (loss)	$134,372	$199,111	$(1,210)	$(197,901)	$134,372
Total other comprehensive income, net of tax	—	—	888	—	888
Total comprehensive income (loss)	$134,372	$199,111	$(322)	$(197,901)	$135,260

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Six Months Ended June 30, 2016

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$702,207	$25,718	$(1,864)	$726,061
Operating expenses
Direct advertising expenses (1)	—	247,306	15,346	(1,202)	261,450
General and administrative expenses (1)	—	127,682	5,565	—	133,247
Corporate expenses (1)	—	35,184	707	—	35,891
Depreciation and amortization	—	99,667	3,755	—	103,422
(Gain) loss on disposition of assets	—	(12,265)	233	—	(12,032)
	—	497,574	25,606	(1,202)	521,978
Operating income (loss)	—	204,633	112	(662)	204,083
Equity in (earnings) loss of subsidiaries	(197,964)	—	—	197,964	—
Interest expense (income), net	61,361	(4)	668	(662)	61,363
Other expenses	3,198	—	—	—	3,198
Income (loss) before income tax expense	133,405	204,637	(556)	(197,964)	139,522
Income tax expense(2)	—	5,234	883	—	6,117
Net income (loss)	$133,405	$199,403	$(1,439)	$(197,964)	$133,405
Statement of Comprehensive Income
Net income (loss)	$133,405	$199,403	$(1,439)	$(197,964)	$133,405
Total other comprehensive income, net of tax	—	—	1,479	—	1,479
Total comprehensive income (loss)	$133,405	$199,403	$40	$(197,964)	$134,884

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$127,087	$230,322	$3,902	$(187,751)	$173,560
Cash flows from investing activities:
Acquisitions	—	(28,101)	—	—	(28,101)
Capital expenditures	—	(43,858)	(3,978)	—	(47,836)
Proceeds from disposition of assets and investments	—	2,566	—	—	2,566
Investment in subsidiaries	(28,101)	—	—	28,101	—
(Increase) decrease in intercompany notes receivable	(3,594)	—	—	3,594	—
Decrease in notes receivable	11	—	—	—	11
Net cash (used in) provided by investing activities	(31,684)	(69,393)	(3,978)	31,695	(73,360)
Cash flows from financing activities:
Proceeds received from revolving credit facility	182,000	—	—	—	182,000
Payment on revolving credit facility	(334,000)	—	—	—	(334,000)
Principal payments on long-term debt	(5,625)	—	—	—	(5,625)
Proceeds received from senior credit facility	450,000	—	—		450,000
Payment on senior credit facility	(247,500)	—	—		(247,500)
Debt issuance costs	(4,899)	—	—		(4,899)
Intercompany loan proceeds	—	—	3,594	(3,594)	—
Distributions to non-controlling interest	—	—	(310)	—	(310)
Dividends (to) from parent	(171,517)	(187,751)	—	187,751	(171,517)
Contributions from (to) parent	38,207	28,101	—	(28,101)	38,207
Net cash provided by (used in) financing activities	(93,334)	(159,650)	3,284	156,056	(93,644)
Effect of exchange rate changes in cash and cash equivalents	—	—	798	—	798
Net increase in cash and cash equivalents	2,069	1,279	4,006	—	7,354
Cash and cash equivalents at beginning of period	12,762	1,201	21,067	—	35,030
Cash and cash equivalents at end of period	$14,831	$2,480	$25,073	$—	$42,384

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2016

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$140,590	$239,840	$3,976	$(194,681)	$189,725
Cash flows from investing activities:
Acquisitions	—	(506,147)	—	—	(506,147)
Capital expenditures	—	(50,034)	(1,479)	—	(51,513)
Proceeds from disposition of assets and investments	—	6,734	—	—	6,734
Investment in subsidiaries	(506,147)	—	—	506,147	—
(Increase) decrease in intercompany notes receivable	486	—	—	(486)	—
Decrease in notes receivable	13	—	—	—	13
Net cash (used in) provided by investing activities	(505,648)	(549,447)	(1,479)	505,661	(550,913)
Cash flows from financing activities:
Proceeds received from revolving credit facility	347,000	—	—	—	347,000
Payment on revolving credit facility	(233,000)	—	—	—	(233,000)
Principal payments on long-term debt	(9,385)	—	—	—	(9,385)
Proceeds received from senior credit facility	300,000	—	—	—	300,000
Debt issuance costs	(9,140)	—	—	—	(9,140)
Proceeds received from note offering	400,000	—	—	—	400,000
Payment on senior credit facility	(300,000)	—	—	—	(300,000)
Intercompany loan proceeds	—	—	(486)	486	—
Distributions to non-controlling interest	—	—	(210)	—	(210)
Dividends (to) from parent	(151,850)	(190,672)	—	190,672	(151,850)
Contributions from (to) parent	36,000	502,138	—	(502,138)	36,000
Net cash provided by (used in) financing activities	379,625	311,466	(696)	(310,980)	379,415
Effect of exchange rate changes in cash and cash equivalents	—	—	1,183	—	1,183
Net increase in cash and cash equivalents	14,567	1,859	2,984	—	19,410
Cash and cash equivalents at beginning of period	4,955	454	16,418	—	21,827
Cash and cash equivalents at end of period	$19,522	$2,313	$19,402	$—	$41,237

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the six months and three months ended June 30, 2017 and 2016. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash” for more information. During the six months ended June 30, 2017, the Company completed several acquisitions for a total cash purchase price of approximately $28.1 million. See—“Uses of Cash – Acquisitions” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.

The following table presents a breakdown of capitalized expenditures for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2017	2016	2017	2016
Total capital expenditures:
Billboard — traditional	$7,260	$16,498	$13,539	$23,372
Billboard — digital	13,376	8,926	20,963	15,474
Logos	2,110	1,830	3,911	3,261
Transit	65	86	288	216
Land and buildings	3,132	1,655	4,514	5,548
Operating equipment	2,657	1,899	4,621	3,642
Total capital expenditures	$28,600	$30,894	$47,836	$51,513

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

RESULTS OF OPERATIONS

Six Months ended June 30, 2017 compared to Six Months ended June 30, 2016

Net revenues increased $17.4 million or 2.4% to $743.4 million for the six months ended June 30, 2017 from $726.1 million for the same period in 2016. This increase was attributable primarily to an increase in billboard net revenues of $15.7 million, which represents an increase of 2.5% over the same period in 2016.  In addition, logo sign revenue increased $1.8 million, which represents an increase of 4.6% over the prior period.

For the six months ended June 30, 2017, there was an $11.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2016, which represents an increase of 1.5%. See “Reconciliations” below. The $11.2 million increase in revenue primarily consists of an $8.5 million increase in billboard revenue which is largely due to an increase in digital revenue, a $2.0 million increase in logo revenue and a $0.7 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2016.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $7.5 million, or 1.7% to $438.2 million for the six months ended June 30, 2017 from $430.8 million in the same period in 2016. The $7.5 million increase over the prior year is comprised of a $10.2 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets, offset by a corporate expense decrease of $2.7 million.

Depreciation and amortization expense remained relatively constant for the six months ended June 30, 2017 as compared to the same period in 2016.

For the six months ended June 30, 2017, gain on disposition of assets decreased $10.4 million to $1.6 million as compared to $12.0 million for the same period in 2016.  During the six months of 2016, the Company recorded approximately $8.3 million in gains resulting from acquisition swap transactions, which did not replicate in 2017.

Due to the above factors, operating income decreased by $0.3 million to $203.6 million for the six months ended June 30, 2017 compared to $203.9 million for the same period in 2016.

During the six months ended June 30, 2017 the Company recognized a $0.1 million loss on extinguishment of debt, related to the amendment of Lamar Media’s senior credit facility.  See “Sources of Cash” for more information.

Interest expense increased $2.1 million during the six months ended June 30, 2017 to $63.5 million as compared to $61.4 million for the six months ended June 30, 2016.  The increase in interest expense is primarily related to the increased debt outstanding, primarily related to the refinancing of Lamar Media’s senior credit facility in 2017.

The decrease in operating income and increase in interest expense offset by the decrease in loss on debt extinguishment described above resulted in $140.1 million in net income before income taxes. The effective tax rate for the six months ended June 30, 2017 was 4.2%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the six months ended June 30, 2017 of $134.2 million, as compared to net income of $133.2 million for the same period in 2016.

Reconciliations:

Because acquisitions occurring after December 31, 2015 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2016 acquisition-adjusted net revenue, which adjusts our 2016 net revenue for the six months ended June 30, 2016 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2017.

Reconciliations of 2016 reported net revenue to 2016 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2016 acquisition-adjusted net revenue to 2017 reported net revenue for the six months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six months ended June 30,
	2017	2016
	(in thousands)
Reported net revenue	$743,440	$726,061
Acquisition net revenue	—	6,196
Adjusted totals	$743,440	$732,257

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$134,181	$133,223	$958	0.7%
Income tax expense	5,932	6,117	(185)
Loss on debt extinguishment	71	3,198	(3,127)
Interest expense (income), net	63,458	61,363	2,095
Gain on disposition of assets	(1,643)	(12,032)	10,389
Depreciation and amortization	103,207	103,422	(215)
Stock-based compensation expense	5,043	11,292	(6,249)
Adjusted EBITDA	$310,249	$306,583	$3,666	1.2%

Adjusted EBITDA for the six months ended June 30, 2017 increased 1.2% to $310.2 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense) of $11.9 million, and was offset by an increase in general administrative and corporate expenses of $8.2 million, excluding the impact of stock-based compensation expense.

 Net Income/FFO/AFFO

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$134,181	$133,223	$958	0.7%
Depreciation and amortization related to real estate	97,386	96,067	1,319
Gain from sale or disposal of real estate	(1,407)	(11,474)	10,067
Adjustments for unconsolidated affiliates and non-controlling interest	390	266	124
FFO	$230,550	$218,082	$12,468	5.7%
Straight line (income) expense	(95)	277	(372)
Stock-based compensation expense	5,043	11,292	(6,249)
Non-cash portion of tax provision	30	359	(329)
Non-real estate related depreciation and amortization	5,821	7,355	(1,534)
Amortization of deferred financing costs	2,623	2,661	(38)
Loss on extinguishment of debt	71	3,198	(3,127)
Capital expenditures – maintenance	(20,678)	(16,937)	(3,741)
Adjustments for unconsolidated affiliates and non-controlling interest	(390)	(266)	(124)
AFFO	$222,975	$226,021	$(3,046)	(1.3)%

FFO for the six months ended June 30, 2017 increased 5.7% to $230.6 million as compared to FFO of $218.1 million for the same period in 2016. AFFO for the six months ended June 30, 2017 decreased 1.3% to $223.0 million as compared to $226.0 million for the same period in 2016. The decrease in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) offset by an increase in maintenance capital expenditures, general and administrative expenses, corporate expenses (excluding the effect of stock-based compensation expense) and interest expense.

Three Months ended June 30, 2017 compared to Three Months ended June 30, 2016

Net revenues increased $9.6 million or 2.5% to $397.1 million for the three months ended June 30, 2017 from $387.5 million for the same period in 2016. This increase was attributable primarily to an increase in billboard net revenues of $10.3 million, which represents an increase of 3.1% over the same period in 2016.  In addition, logo sign revenue increased $0.8 million, which represents an increase of 4.1% over the prior period and there was a $1.6 million decrease in transit revenue, which represents a decrease of 5.4% over the prior period.

For the three months ended June 30, 2017, there was a $6.6 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2016, which represents an increase of 1.7%. See “Reconciliations” below. The 1.7% increase is primarily due to an increase in digital revenue and production revenue for three months ended June 30, 2017, as compared to the same period in 2016. The $6.6 million increase in revenue primarily consists of a $7.3 million increase in billboard revenue largely due to an increase in digital revenue and a $1.0 million increase in logo revenue, offset by a $1.6 million decrease in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2016.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $1.5 million, or 0.7% to $217.7 million for the three months ended June 30, 2017 from $219.2 million in the same period in 2016. The $1.5 million decrease over the prior year is comprised of a $1.8 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets, which was offset by corporate expense decreases of $3.3 million primarily due to a reduction in the accrual for stock-based compensation.

Depreciation and amortization expense and gain on disposition of assets remained relatively constant for the three months ended June 30, 2017 as compared to the same period in 2016.

Due to the above factors, operating income increased by $11.1 million to $128.2 million for the three months ended June 30, 2017 compared to $117.1 million for the same period in 2016.

The increase in operating income offset by the slight increase in interest expense resulted in a $10.4 million increase in net income before income taxes. The effective tax rate for the three months ended June 30, 2017 was 3.9%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended June 30, 2017 of $92.4 million, as compared to net income of $81.9 million for the same period in 2016.

Reconciliations:

Because acquisitions occurring after December 31, 2015 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2016 acquisition-adjusted net revenue, which adjusts our 2016 net revenue for the three months ended June 30, 2016 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2017.

Reconciliations of 2016 reported net revenue to 2016 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2016 acquisition-adjusted net revenue to 2017 reported net revenue for the three months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended June 30,
	2017	2016
	(in thousands)
Reported net revenue	$397,078	$387,528
Acquisition net revenue	—	2,904
Adjusted totals	$397,078	$390,432

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$92,394	$81,909	$10,485	12.8%
Income tax expense	3,733	3,810	(77)
Loss on debt extinguishment	71	56	15
Interest expense (income), net	31,979	31,296	683
Gain on disposition of assets	(607)	(705)	98
Depreciation and amortization	51,782	51,933	(151)
Stock-based compensation expense	2,565	8,093	(5,528)
Adjusted EBITDA	$181,917	$176,392	$5,525	3.1%

Adjusted EBITDA for the three months ended June 30, 2017 increased 3.1% to $181.9 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense) of $7.2 million, and was offset by an increase in general administrative and corporate expenses of $1.7 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$92,394	$81,909	$10,485	12.8%
Depreciation and amortization related to real estate	48,865	48,300	565
Gain from sale or disposal of real estate	(568)	(207)	(361)
Adjustments for unconsolidated affiliates and non-controlling interest	213	170	43
FFO	$140,904	$130,172	$10,732	8.2%
Straight line (income) expense	(58)	327	(385)
Stock-based compensation expense	2,565	8,093	(5,528)
Non-cash portion of tax provision	385	541	(156)
Non-real estate related depreciation and amortization	2,917	3,633	(716)
Amortization of deferred financing costs	1,275	1,279	(4)
Loss on extinguishment of debt	71	56	15
Capital expenditures – maintenance	(11,300)	(10,245)	(1,055)
Adjustments for unconsolidated affiliates and non-controlling interest	(213)	(170)	(43)
AFFO	$136,546	$133,686	$2,860	2.1%

FFO for the three months ended June 30, 2017 increased 8.2% to $140.9 million as compared to FFO of $130.2 million for the same period in 2016. AFFO for the three months ended June 30, 2017 increased 2.1% to $136.5 million as compared to $133.7 million for the same period in 2016. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) offset by an increase in maintenance capital expenditures, general and administrative expense, corporate expenses (excluding the effect of stock-based compensation expense) and interest expense.

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

Sources of Cash

Total Liquidity. As of June 30, 2017 we had approximately $452.8 million of total liquidity, which is comprised of approximately $42.9 million in cash and cash equivalents and approximately $409.9 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the six months ended June 30, 2017 and 2016 our cash provided by operating activities was $194.8 million and $211.0 million, respectively. The decrease in cash provided by operating activities for the six months ended June 30, 2017 over the same period in 2016 relates to an increase in revenues offset by an increase in operating expenses (excluding depreciation and amortization), and a net increase in operating assets and liabilities. We expect to generate cash flows from operations during 2017 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.

Credit Facilities. On May 15, 2017, Lamar Media entered into a Third Restatement Agreement (“Restatement Agreement”) to its Second Amended and Restated Credit Agreement (“existing senior credit facility”) dated as of February 3, 2014 with the Company, certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto, under which the parties agreed to amend and restate Lamar Media’s existing senior credit facility.

Lamar Media’s Third Amended and Restated Credit Agreement dated as of May 15, 2017 (as amended, the “senior credit facility”) consists of (i) a new $450 million senior secured revolving credit facility which will mature on May 15, 2022, (ii) a new $450 million Term A loan facility (the “Term A loans”)  which will mature on May 15, 2022, and (iii) an incremental facility pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to pro forma compliance with the secured debt ratio financial maintenance covenant described below.

Under the senior credit facility Lamar Media borrowed all $450 million in Term A loans on May 15, 2017.  The net proceeds, together with borrowing under the revolving portion of senior credit facility and cash on hand, were used to repay all outstanding amounts under the existing senior credit facility, and all revolving commitments under that facility were terminated.

As of June 30, 2017, Lamar Media had $450.0 million outstanding in Term A loans and $28.0 million of revolving credit loans and approximately $12.1 million in letters of credit outstanding under the revolving credit facility.

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At June 30, 2017, and currently, we were in compliance with all such tests under the senior credit facility.

Lamar Media must maintain a secured debt ratio, defined as total consolidated secured debt of Lamar Advertising, Lamar Media and its restricted subsidiaries, minus the lesser of (x) $150 million and (y) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries to EBITDA, as defined below, for the period of four consecutive fiscal quarters then ended, of less than or equal to 3.0 to 1.0.

Lamar Media is restricted from incurring additional indebtedness subject to exceptions, one of which is that it may incur additional indebtedness not exceeding the greater of $250.0 million and 6% of total assets.

Lamar Media is also restricted from incurring additional unsecured senior indebtedness under certain circumstances unless, after giving effect to the incurrence of such indebtedness, it is in compliance with the secured debt ratio covenant and its senior debt ratio, defined as (a) total consolidated debt (excluding subordinated debt) of Lamar Advertising, Lamar Media and its restricted subsidiaries as of any date minus the lesser of (i) $150 million and (ii) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries to (b) EBITDA, as defined below, for the most recent four fiscal quarters then ended is less than 4.5 to 1.0.

Lamar Media is also restricted from incurring additional subordinated indebtedness under certain circumstances unless, after giving effect to the incurrence of such indebtedness, it is in compliance with the secured debt ratio covenant and its total debt ratio, defined as (a) total consolidated debt (including subordinated debt) of Lamar Advertising, Lamar Media and its restricted subsidiaries as of any date minus the lesser of (i) $150 million and (ii) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries to (b) EBITDA, as defined below, for the most recent four fiscal quarters then ended, is less than 6.5 to 1.0.

Under the senior credit facility, “EBITDA” means, for any period, operating income for Lamar Advertising, Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated (A) before (i) taxes, (ii) interest expense, (iii) depreciation, (iv) amortization, (v) any other non-cash income or charges accrued for such period, (vi) charges and expenses in connection with the senior credit facility, any actual or proposed acquisition, disposition or investment (excluding, in each case, purchases and sales of advertising space and operating assets in the ordinary course of business) and any actual or proposed offering of securities, incurrence or repayment of indebtedness (or amendment to any agreement relating to indebtedness), including any refinancing thereof, or recapitalization and (vii) any loss or gain relating to amounts paid or earned in cash prior to the stated settlement date of any swap agreement that has been reflected in operating income for such period) and (B) after giving effect to the amount of cost savings, operating expense reductions and other operating improvements or synergies projected by Lamar Media in good faith to be realized as a result of any acquisition, investment, merger, amalgamation or disposition within 18 months of any such acquisition, investment, merger, amalgamation or disposition, net of the amount of actual benefits realized during such period from such action; provided, (a) the aggregate amount for all such cost savings, operating expense reductions and other operating improvements or synergies shall not exceed an amount equal to 15% of EBITDA for the applicable four quarter period and (b) any such adjustment to EBITDA may only take into account cost savings, operating expense reductions and other operating improvements or synergies that are (I) directly attributable to such acquisition, investment, merger, amalgamation or disposition, (II) expected to have a continuing impact on Lamar Media and its restricted subsidiaries and (III) factually supportable, in each case all as certified by the chief financial officer of Lamar Media) on behalf of Lamar Media, and excluding (except to the extent received or paid in cash by Lamar Advertising, Lamar Media or any of its restricted subsidiaries income or loss attributable to equity in affiliates for such period), excluding any extraordinary and unusual gains or losses during such period, and excluding the proceeds of any casualty events and dispositions. For purposes hereof, the effect thereon of any adjustments required under Statement of Financial Accounting Standards No. 141R shall be excluded.

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

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions were approximately $47.8 million for the six months ended June 30, 2017. We anticipate our 2017 total capital expenditures will be approximately $110 million.

Acquisitions.  During the six months ended June 30, 2017, the Company completed several acquisitions for a cash purchase price of approximately $28.1 million, which were financed using available cash on hand or borrowings under its revolving credit facility.

 Term A Loans. The Term A Loans mature on May 15, 2022 and begin amortizing on September 30, 2017. The quarterly installments scheduled to be paid on each September 30, December 31, March 31 and June 30 are as follows:

Principal Payment Date	Principal Amount
September 30, 2017-June 30, 2019	$5,625,000
September 30, 2019-June 30, 2020	$8,437,500
September 30, 2020-March 31, 2022	$16,875,000
Term A Loan Maturity Date	$253,125,000

For each borrowing of Term A loans or revolving credit loans, Lamar Media can elect whether such loans bear interest at (i) the Adjusted Base Rate plus (a) 0.75%, or (b) 0.50% at any time that the total debt ratio is less than 3.25 to 1 as of the last day of the most recently ended fiscal quarter for which Lamar Media has delivered financial statements, or (ii) the Adjusted LIBO Rate plus (a) 1.75%, or (b) 1.50% at any time that the total debt ratio is less than 3.25 to 1 as of the last day of the most recently ended fiscal quarter for which Lamar Media has delivered financial statements. The guarantees, covenants, events of default and other terms of the senior credit facility apply to the Term A loans and revolving credit facility.

Dividends. On May 25, 2017 and February 23, 2017, Lamar Advertising Company’s Board of Directors declared quarterly cash dividends of $0.83 per share payable on June 30, 2017 and March 31, 2017, respectively, to its stockholders of record of its Class A common stock and Class B common stock on June 15, 2017 and March 15, 2017, respectively.  The Company expects aggregate quarterly distributions to stockholders in 2017, including the dividend paid on March 31, 2017 and June 30, 2017 will total $3.32 per common share.

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

Commitments and Contingencies

Debt Service and Contractual Obligations. During the six months ended June 30, 2017, our outstanding debt increased to approximately $2.39 billion, net of deferred financing costs. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under the senior credit facility. In addition, it has fixed commercial commitments. These commitments are detailed as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Long-Term Debt	$2,391.9	$17.3	$45.6	$888.0	$1,441.0
Interest obligations on long term debt(1)	711.2	126.1	254.0	219.6	111.5
Billboard site and other operating leases	1,428.9	166.2	294.6	227.7	740.4
Total payments due	$4,532.0	$309.6	$594.2	$1,335.3	$2,292.9

(1)	Interest rates on our variable rate instruments are assuming rates at the June 30, 2017 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Revolving Bank Facility(2)	$450.0	$—	$—	$450.0	$—
Standby Letters of Credit(3)	$12.1	$11.0	$1.1	$—	$—

(2)	Lamar Media had $28.0 million outstanding under the revolving facility at June 30, 2017.
(3)	The standby letters of credit are issued under Lamar Media’s revolving bank facility and reduce the availability of the facility by the same amount.

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

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the six months and three months ended June 30, 2017 and 2016. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Six Months ended June 30, 2017 compared to Six Months ended June 30, 2016

Net revenues increased $17.4 million or 2.4% to $743.4 million for the six months ended June 30, 2017 from $726.1 million for the same period in 2016. This increase was attributable primarily to an increase in billboard net revenues of $15.7 million, which represents an increase of 2.5% over the same period in 2016.  In addition, logo sign revenue increased $1.8 million, which represents an increase of 4.6% over the prior period.

For the six months ended June 30, 2017, there was an $11.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2016, which represents an increase of 1.5%. See “Reconciliations” below. The $11.2 million increase in revenue primarily consists of an $8.5 million increase in billboard revenue which is largely due to an increase in digital revenue, a $2.0 million increase in logo revenue and a $0.7 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2016.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $7.5 million, or 1.7% to $438.0 million for the six months ended June 30, 2017 from $430.6 million in the same period in 2016. The $7.5 million increase over the prior year is comprised of a $10.2 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets, offset by a corporate expense decrease of $2.7 million primarily related to a reduction in the accrual of stock-based compensation.

Depreciation and amortization expense remained relatively constant for the six months ended June 30, 2017 as compared to the same period in 2016.

For the six months ended June 30, 2017, gain on disposition of assets decreased $10.4 million to $1.6 million as compared to $12.0 million for the same period in 2016.  During the six months ended June 30, 2016, Lamar Media recorded approximately $8.3 million in gains resulting from acquisition swap transactions, which did not replicate in 2017.

Due to the above factors, operating income decreased by $0.3 million to $203.8 million for the six months ended June 30, 2017 compared to $204.1 million for the same period in 2016.

During the six months ended June 30, 2017 Lamar Media recognized a $0.1 million loss on extinguishment of debt, related to the amendment of its senior credit facility.  See “Sources of Cash” for more information.

Interest expense increased $2.1 million during the six months ended June 30, 2017 to $63.5 million as compared to $61.4 million for the six months ended June 30, 2016.  The increase in interest expense is primarily related to the increased debt outstanding, primarily related to the refinancing of Lamar Media’s senior credit facility in 2017.

The decrease in operating income and increase in interest expense offset by the decrease in loss on debt extinguishment described above, resulted in $140.3 million in net income before income taxes. The effective tax rate for the six months ended June 30, 2017 was 4.2%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the six months ended June 30, 2017 of $134.4 million, as compared to net income of $133.4 million for the same period in 2016.

Reconciliations:

Because acquisitions occurring after December 31, 2015 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2016 acquisition-adjusted net revenue, which adjusts our 2016 net revenue for the six months ended June 30, 2016 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2017.

Reconciliations of 2016 reported net revenue to 2016 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2016 acquisition-adjusted net revenue to 2017 reported net revenue for the six months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six months ended June 30,
	2017	2016
	(in thousands)
Reported net revenue	$743,440	$726,061
Acquisition net revenue	—	6,196
Adjusted totals	$743,440	$732,257

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$134,372	$133,405	$967	0.7%
Income tax expense	5,932	6,117	(185)
Loss on debt extinguishment	71	3,198	(3,127)
Interest expense (income), net	63,458	61,363	2,095
Gain on disposition of assets	(1,643)	(12,032)	10,389
Depreciation and amortization	103,207	103,422	(215)
Stock-based compensation expense	5,043	11,292	(6,249)
Adjusted EBITDA	$310,440	$306,765	$3,675	1.2%

Adjusted EBITDA for the six months ended June 30, 2017 increased 1.2% to $310.4 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense) of $11.9 million, and was offset by an increase in general administrative and corporate expenses of $8.2 million, excluding the impact of stock-based compensation expense.

.

Net Income/FFO/AFFO

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$134,372	$133,405	$967	0.7%
Depreciation and amortization related to real estate	97,386	96,067	1,319
Gain from sale or disposal of real estate	(1,407)	(11,474)	10,067
Adjustments for unconsolidated affiliates and non-controlling interest	390	266	124
FFO	$230,741	$218,264	$12,477	5.7%
Straight line (income) expense	(95)	277	(372)
Stock-based compensation expense	5,043	11,292	(6,249)
Non-cash portion of tax provision	30	359	(329)
Non-real estate related depreciation and amortization	5,821	7,355	(1,534)
Amortization of deferred financing costs	2,623	2,661	(38)
Loss on extinguishment of debt	71	3,198	(3,127)
Capital expenditures – maintenance	(20,678)	(16,937)	(3,741)
Adjustments for unconsolidated affiliates and non-controlling interest	(390)	(266)	(124)
AFFO	$223,166	$226,203	$(3,037)	(1.3)%

FFO for the six months ended June 30, 2017 increased 5.7% to $230.7 million as compared to FFO of $218.3 million for the same period in 2016. AFFO for the six months ended June 30, 2017 decreased 1.3% to $223.2 million as compared to $226.2 million for the same period in 2016. The decrease in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) offset by an increase in maintenance capital expenditures, general and administrative expenses and corporate expenses (excluding the effect of stock-based compensation expense) and interest expense.

Three Months ended June 30, 2017 compared to Three Months ended June 30, 2016

Net revenues increased $9.6 million or 2.5% to $397.1 million for the three months ended June 30, 2017 from $387.5 million for the same period in 2016. This increase was attributable primarily to an increase in billboard net revenues of $10.3 million, which represents an increase of 3.1% over the same period in 2016.  In addition, logo sign revenue increased $0.8 million, which represents an increase of 4.1% over the prior period and there was a $1.6 million decrease in transit revenue, which represents a decrease of 5.4% over the prior period.

For the three months ended June 30, 2017, there was a $6.6 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2016, which represents an increase of 1.7%. See “Reconciliations” below. The 1.7% increase is primarily due to an increase in digital revenue and production revenue for three months ended June 30, 2017, as compared to the same period in 2016. The $6.6 million increase in revenue primarily consists of a $7.3 million increase in billboard revenue largely due to an increase in digital revenue and a $1.0 million increase in logo revenue, offset by a $1.6 million decrease in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2016.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $1.5 million, or 0.7% to $217.6 million for the three months ended June 30, 2017 from $219.1 million in the same period in 2016. The $1.5 million decrease over the prior year is comprised of a $1.8 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets, offset by corporate expense decreases of $3.3 million primarily due to a reduction in the accrual for stock-based compensation.

Depreciation and amortization expense and gain on disposition of assets remained relatively constant for the three months ended June 30, 2017 as compared to the same period in 2016.

Due to the above factors, operating income increased by $11.1 million to $128.3 million for the three months ended June 30, 2017 compared to $117.2 million for the same period in 2016.

The increase in operating income offset by the slight increase in interest expense resulted in a $10.4 million increase in net income before income taxes. The effective tax rate for the three months ended June 30, 2017 was 3.9%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended June 30, 2017 of $92.5 million, as compared to net income of $82.0 million for the same period in 2016.

Reconciliations:

Because acquisitions occurring after December 31, 2015 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2016 acquisition-adjusted net revenue, which adjusts our 2016 net revenue for the three months ended June 30, 2016 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2017.

Reconciliations of 2016 reported net revenue to 2016 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2016 acquisition-adjusted net revenue to 2017 reported net revenue for the three months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended June 30,
	2017	2016
	(in thousands)
Reported net revenue	$397,078	$387,528
Acquisition net revenue	—	2,904
Adjusted totals	$397,078	$390,432

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$92,479	$81,998	$10,481	12.8%
Income tax expense	3,733	3,810	(77)
Loss on debt extinguishment	71	56	15
Interest expense (income), net	31,979	31,296	683
Gain on disposition of assets	(607)	(705)	98
Depreciation and amortization	51,782	51,933	(151)
Stock-based compensation expense	2,565	8,093	(5,528)
Adjusted EBITDA	$182,002	$176,481	$5,521	3.1%

Adjusted EBITDA for the three months ended June 30, 2017 increased 3.1% to $182.0 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense) of $7.2 million, and was offset by an increase in general administrative and corporate expenses of $1.7 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$92,479	$81,998	$10,481	12.8%
Depreciation and amortization related to real estate	48,865	48,300	565
Gain from sale or disposal of real estate	(568)	(207)	(361)
Adjustments for unconsolidated affiliates and non-controlling interest	213	170	43
FFO	$140,989	$130,261	$10,728	8.2%
Straight line (income) expense	(58)	327	(385)
Stock-based compensation expense	2,565	8,093	(5,528)
Non-cash portion of tax provision	385	541	(156)
Non-real estate related depreciation and amortization	2,917	3,633	(716)
Amortization of deferred financing costs	1,275	1,279	(4)
Loss on extinguishment of debt	71	56	15
Capital expenditures – maintenance	(11,300)	(10,245)	(1,055)
Adjustments for unconsolidated affiliates and non-controlling interest	(213)	(170)	(43)
AFFO	$136,631	$133,775	$2,856	2.1%

FFO for the three months ended June 30, 2017 increased 8.2% to $141.0 million as compared to FFO of $130.3 million for the same period in 2016. AFFO for the three months ended June 30, 2017 increased 2.1% to $136.6 million as compared to $133.8 million for the same period in 2016. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) offset by an increase in maintenance capital expenditures, general and administrative expense, corporate expenses (excluding the effect of stock-based compensation expense) and interest expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2017, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

At June 30, 2017, there was approximately $478.0 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 19.7% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2017 with respect to borrowings under the senior credit facility was $7.5 million, and the weighted average interest rate applicable to borrowings under this credit facility during the six months ended June 30, 2017 was 2.9%. Assuming that the weighted average interest rate was 200-basis points higher (that is 4.9% rather than 2.9%), then the Company’s six months ended June 30, 2017 interest expense would have increased by $4.6 million.

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

LAMAR ADVERTISING COMPANY

DATED: August 8, 2017	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: August 8, 2017	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

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

10.1

Third Restatement Agreement, dated as of May 15, 2017, by and among Lamar Media, the Company, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (including the Third Amended and Restated Credit Agreement as Exhibit A thereto). Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2017 and incorporated herein by reference.

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

101

The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the six months ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2017 and 2016 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media