Form 10-Q
period 2017-09-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2017-11-06
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of November 1, 2017: 84,011,614

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of November 1, 2017: 14,420,085

The number of shares of Lamar Media Corp. common stock outstanding as of November 1, 2017: 100

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the actual results, performance or achievements of Lamar Advertising Company (referred to herein as the “Company” or “Lamar Advertising”) or Lamar Media Corp. (referred to herein as “Lamar Media”) to differ materially from those expressed or implied by the forward-looking statements:

•	the state of the economy and financial markets generally and their effects on the markets in which we operate and the broader demand for advertising;
•	the levels of expenditures on advertising in general and outdoor advertising in particular;
•	risks and uncertainties relating to our significant indebtedness;
•	the demand for outdoor advertising and its continued popularity as an advertising medium;
•	our need for, and ability to obtain, additional funding for acquisitions, operations and debt refinancing;
•	increased competition within the outdoor advertising industry;
•	the regulation of the outdoor advertising industry by federal, state and local governments;
•	our ability to renew expiring contracts at favorable rates;
•	the integration of businesses and assets that we acquire and our ability to recognize cost savings and operating efficiencies as a result of these acquisitions;
•	our ability to successfully implement our digital deployment strategy;
•	the market for our Class A common stock;
•	changes in accounting principles, policies or guidelines;
•	our ability to effectively mitigate the threat of and damages caused by hurricanes and other kinds of severe weather;
•	our ability to qualify as a REIT and maintain our status as a REIT; and
•	changes in tax laws applicable to REIT’s or in the interpretation of those laws.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,419	$35,530
Receivables, net of allowance for doubtful accounts of $11,529 and $9,356 in 2017 and 2016, respectively	223,088	189,935
Prepaid lease expenses	72,816	48,815
Other current assets	45,187	39,973
Total current assets	370,510	314,253
Property, plant and equipment	3,354,962	3,294,251
Less accumulated depreciation and amortization	(2,174,393)	(2,111,536)
Net property, plant and equipment	1,180,569	1,182,715
Goodwill	1,740,469	1,726,358
Intangible assets	668,667	637,153
Other assets	43,015	38,405
Total assets	$4,003,230	$3,898,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,054	$17,653
Current maturities of long-term debt, net of deferred financing costs of $5,085 and $5,459 in 2017 and 2016, respectively	17,415	33,916
Accrued expenses	99,548	134,433
Deferred income	103,670	91,322
Total current liabilities	238,687	277,324
Long-term debt, net of deferred financing costs of $24,888 and $23,510 in 2017 and 2016, respectively	2,432,014	2,315,267
Deferred income tax liabilities	326	279
Asset retirement obligation	212,141	210,889
Other liabilities	29,536	25,597
Total liabilities	2,912,704	2,829,356
Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2017 and 2016	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized; 84,007,335 and 83,038,831 shares issued at 2017 and 2016, respectively; 83,676,051 and 82,822,743 issued and outstanding at 2017 and 2016, respectively	84	83
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,420,085 and 14,610,365 shares issued and outstanding at 2017 and 2016, respectively	14	15
Additional paid-in capital	1,754,892	1,713,312
Accumulated comprehensive income (loss)	1,480	(624)
Accumulated deficit	(644,644)	(630,955)
Cost of shares held in treasury, 331,284 and 216,088 shares at 2017 and 2016, respectively	(21,300)	(12,303)
Stockholders’ equity	1,090,526	1,069,528
Total liabilities and stockholders’ equity	$4,003,230	$3,898,884

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Statements of Income
Net revenues	$399,345	$387,516	$1,142,785	$1,113,577
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	134,977	131,778	401,896	393,228
General and administrative expenses (exclusive of depreciation and amortization)	68,500	67,487	206,452	200,734
Corporate expenses (exclusive of depreciation and amortization)	15,088	19,359	48,451	55,432
Depreciation and amortization	51,796	49,307	155,003	152,729
Gain on disposition of assets	(2,734)	(189)	(4,377)	(12,221)
	267,627	267,742	807,425	789,902
Operating income	131,718	119,774	335,360	323,675
Other expense (income)
Loss on extinguishment of debt	—	—	71	3,198
Interest income	(2)	(2)	(6)	(6)
Interest expense	32,064	31,102	95,526	92,469
	32,062	31,100	95,591	95,661
Income before income tax expense	99,656	88,674	239,769	228,014
Income tax expense	3,325	3,613	9,257	9,730
Net income	96,331	85,061	230,512	218,284
Cash dividends declared and paid on preferred stock	91	91	273	273
Net income applicable to common stock	$96,240	$84,970	$230,239	$218,011
Earnings per share:
Basic earnings per share	$0.98	$0.87	$2.35	$2.25
Diluted earnings per share	$0.98	$0.87	$2.34	$2.23
Cash dividends declared per share of common stock	$0.83	$0.76	$2.49	$2.26
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	98,044,523	97,254,125	97,855,642	97,056,456
Weighted average common shares outstanding diluted	98,490,277	97,881,878	98,340,248	97,631,606
Statements of Comprehensive Income
Net income	$96,331	$85,061	$230,512	$218,284
Other comprehensive income (loss)
Foreign currency translation adjustments	1,216	(328)	2,104	1,151
Comprehensive income	$97,547	$84,733	$232,616	$219,435

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$230,512	$218,284
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	155,003	152,729
Stock-based compensation	7,060	19,650
Amortization included in interest expense	3,866	3,993
Gain on disposition of assets and investments	(4,377)	(12,221)
Loss on extinguishment of debt	71	3,198
Deferred tax expense (benefit)	259	(150)
Provision for doubtful accounts	6,009	5,831
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(38,083)	(39,072)
Prepaid lease expenses	(23,281)	(21,700)
Other assets	(4,334)	5,923
Increase (decrease) in:
Trade accounts payable	401	(761)
Accrued expenses	(21,768)	(5,623)
Other liabilities	9,300	7,745
Net cash provided by operating activities	320,638	337,826
Cash flows from investing activities:
Acquisitions	(119,936)	(526,029)
Capital expenditures	(74,446)	(78,825)
Proceeds from disposition of assets and investments	3,340	7,753
Decrease in notes receivable	13	16
Net cash used in investing activities	(191,029)	(597,085)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(8,997)	(6,204)
Net proceeds from issuance of common stock	19,817	18,278
Principal payments on long-term debt	(11,250)	(15,015)
Payment on revolving credit facility	(407,000)	(302,000)
Proceeds received from revolving credit facility	317,000	408,000
Proceeds received from note offering	—	400,000
Payment on senior credit facility term loans	(247,500)	(300,000)
Proceeds received from senior credit facility term loans	450,000	300,000
Debt issuance costs	(4,941)	(9,391)
Distributions to non-controlling interest	(415)	(315)
Dividends/distributions	(244,201)	(219,857)
Net cash (used in) provided by financing activities	(137,487)	273,496
Effect of exchange rate changes in cash and cash equivalents	1,767	915
Net (decrease) increase in cash and cash equivalents	(6,111)	15,152
Cash and cash equivalents at beginning of period	35,530	22,327
Cash and cash equivalents at end of period	$29,419	$37,479
Supplemental disclosures of cash flow information:
Cash paid for interest	$104,966	$91,952
Cash paid for foreign, state and federal income taxes	$9,969	$11,023

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 87,500 shares of its Class A common stock during the nine months ended September 30, 2017. At September 30, 2017 a total of 1,174,906 shares were available for future grant.

Stock Purchase Plan. Lamar Advertising’s 2009 Employee Stock Purchase Plan or 2009 ESPP was approved by our shareholders on May 28, 2009.  The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 82,823 shares on January 1, 2017 pursuant to the automatic increase provisions of the 2009 ESPP.

The following is a summary of 2009 ESPP share activity for the nine months ended September 30, 2017:

Shares
Available for future purchases, January 1, 2017	250,573
Additional shares reserved under 2009 ESPP	82,823
Purchases	(84,005)
Available for future purchases, September 30, 2017	249,391

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2017 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2018. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the nine months ended September 30, 2017, the Company has recorded $3,837 as stock-based compensation expense related to performance-based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of the directors’ one year term. The Company recorded a $326 stock-based compensation expense related to these awards for the nine months ended September 30, 2017.

3. Acquisitions

During the nine months ended September 30, 2017, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $122,815, of which $119,936 was in cash and $2,879 was in non-cash consideration consisting principally of exchanges of outdoor advertising assets. As a result of these acquisitions, a gain of $2,389 was recorded during the nine months ended September 30, 2017 related to the transactions that involved the exchange of outdoor advertising assets.

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

Total
Property, plant and equipment	$14,305
Goodwill	13,925
Site locations	82,262
Non-competition agreements	325
Customer lists and contracts	10,224
Acquisition costs	194
Current assets	2,465
Current liabilities	(510)
Other liabilities	(375)
$122,815

4. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Income and Comprehensive Income are:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Direct advertising expenses	$47,168	$46,163	$144,171	$142,228
General and administrative expenses	955	900	2,857	2,683
Corporate expenses	3,673	2,244	7,975	7,818
	$51,796	$49,307	$155,003	$152,729

5. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at September 30, 2017 and December 31, 2016:

	Estimated	September 30, 2017		December 31, 2016
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$570,073	$501,556	$559,513	$490,514
Non-competition agreements	3—15	64,976	63,861	64,646	63,692
Site locations	15	1,937,725	1,354,594	1,885,554	1,318,976
Other	2—15	45,406	29,502	14,174	13,552
		$2,618,180	$1,949,513	$2,523,887	$1,886,734
Unamortizable intangible assets:
Goodwill		$1,994,005	$253,536	$1,979,894	$253,536

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

6. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2016	$210,889
Additions to asset retirement obligations	1,103
Accretion expense	3,182
Liabilities settled	(3,033)
Balance at September 30, 2017	$212,141

7. Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of September 30, 2017 and December 31, 2016, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,834,543 and $2,702,633, respectively.

As of September 30, 2017, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of September 30, 2017, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio less than 6.5 to 1 and (ii) the secured debt ratio does not exceed 3.0 to 1. As of September 30, 2017, the total debt ratio was less than 6.5 to 1 and Lamar Media’s secured debt ratio was less than 3.0 to 1, and the available cumulative credit was $1,666,430.

8. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and nine months ended September 30, 2017 or 2016.

9. Long-term Debt

Long-term debt consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$534,375	$8,133	$526,242
5 7/8% Senior Subordinated Notes	500,000	6,162	493,838
5% Senior Subordinated Notes	535,000	5,127	529,873
5 3/8% Senior Notes	510,000	5,155	504,845
5 3/4% Senior Notes	400,000	5,396	394,604
Other notes with various rates and terms	27	—	27
	2,479,402	29,973	2,449,429
Less current maturities	(22,500)	(5,085)	(17,415)
Long-term debt, excluding current maturities	$2,456,902	$24,888	$2,432,014

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

At any time prior to May 1, 2018, Lamar Media may redeem some or all of the 5% Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon, plus a make-whole premium. On or after May 1, 2018, Lamar Media may redeem the 5% Notes, in whole or in part, in cash at redemption prices specified in the 5% Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 5% Notes at a price equal to 101% of the principal amount of the 5% Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

5 3/4% Senior Notes

On January 28, 2016, Lamar Media completed an institutional private placement of $400,000 aggregate principal amount of 5 3/4% Senior Notes due 2026 (the “5 3/4% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $394,500.

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

The Term A Loans began amortizing on September 30, 2017 in quarterly installments on each December 31, March 31, June 30 and September 30 thereafter. The remaining quarterly installments scheduled to be paid are as follows:

Principal Payment Date	Principal Amount
December 31, 2017-June 30, 2019	$5,625.0
September 30, 2019-June 30, 2020	$8,437.5
September 30, 2020-March 31, 2022	$16,875.0
Term A Loan Maturity Date	$253,125.0

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

As of September 30, 2017, there was $90,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $13,091 in letters of credit outstanding as of September 30, 2017 resulting in $346,909 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on May 15, 2022.

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

10. Fair Value of Financial Instruments

At September 30, 2017 and December 31, 2016, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $2,578,645 which exceeded the carrying amount of $2,479,402 as of September 30, 2017. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

11. New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is in the final stages of its review of contracts and we do not expect any material impact on our consolidated financial statements for the adoption of ASU No. 2014-09. We currently believe the only contracts with customers which will be accounted for under ASU No. 2014-09 are our Transit advertising contracts and production services. We have preliminarily determined to adopt the provisions of ASU No. 2014-09 using the cumulative effect transition method with an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The update simplifies how a company completes its goodwill impairment test by eliminating the two-step process, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. The update requires completing the goodwill impairment test by comparing the difference between the reporting unit’s carrying value and fair value.  Goodwill charges, if any, would be determined by reducing the goodwill balance by the excess of the reporting unit’s carrying value over its fair value.  The update is effective for annual and interim fiscal periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on or after January 1, 2017.  The Company plans to early adopt this update for its December 31, 2017 goodwill impairment test.

12. Dividends/Distributions

During the three months ended September 30, 2017 and September 30, 2016, the Company declared and paid cash distributions of its REIT taxable income in an aggregate amount of $81,408 or $0.83 per share and $73,938 or $0.76 per share, respectively. During the nine months ended September 30, 2017 and September 30, 2016, the Company declared and paid cash distributions of its REIT taxable income in an aggregate amount of $243,928 or $2.49 per share and $219,584 or $2.26 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs) and other factors that the Board of Directors may deem relevant. During the three months ended September 30, 2017 and September 30, 2016, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share. During the nine months ended September 30, 2017 and September 30, 2016, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $273 or $47.85 per share.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

13. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $24,335 and $24,076 for the nine months ended September 30, 2017 and 2016, respectively. Net carrying value of long lived assets located in foreign countries totaled $4,121 and $4,893 as of September 30, 2017 and December 31, 2016, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,919	$35,030
Receivables, net of allowance for doubtful accounts of $11,529 and $9,356 in 2017 and 2016, respectively	223,088	189,935
Prepaid lease expenses	72,816	48,815
Other current assets	45,187	39,973
Total current assets	370,010	313,753
Property, plant and equipment	3,354,962	3,294,251
Less accumulated depreciation and amortization	(2,174,393)	(2,111,536)
Net property, plant and equipment	1,180,569	1,182,715
Goodwill	1,730,318	1,716,207
Intangible assets	668,197	636,685
Other assets	37,731	33,120
Total assets	$3,986,825	$3,882,480
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$18,054	$17,653
Current maturities of long-term debt, net of deferred financing costs of $5,085 and $5,459 in 2017 and 2016, respectively	17,415	33,916
Accrued expenses	95,715	131,171
Deferred income	103,670	91,322
Total current liabilities	234,854	274,062
Long-term debt, net of deferred financing costs of $24,888 and $23,510 in 2017 and 2016, respectively	2,432,014	2,315,267
Deferred income tax liabilities	326	279
Asset retirement obligation	212,141	210,889
Other liabilities	29,536	25,597
Total liabilities	2,908,871	2,826,094
Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2017 and 2016	—	—
Additional paid-in-capital	2,825,333	2,783,753
Accumulated comprehensive income (loss)	1,480	(624)
Accumulated deficit	(1,748,859)	(1,726,743)
Stockholder’s equity	1,077,954	1,056,386
Total liabilities and stockholder’s equity	$3,986,825	$3,882,480

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Statements of Income
Net revenues	$399,345	$387,516	$1,142,785	$1,113,577
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	134,977	131,778	401,896	393,228
General and administrative expenses (exclusive of depreciation and amortization)	68,500	67,487	206,452	200,734
Corporate expenses (exclusive of depreciation and amortization)	14,982	19,252	48,154	55,143
Depreciation and amortization	51,796	49,307	155,003	152,729
Gain on disposition of assets	(2,734)	(189)	(4,377)	(12,221)
	267,521	267,635	807,128	789,613
Operating income	131,824	119,881	335,657	323,964
Other expense (income)
Loss on extinguishment of debt	—	—	71	3,198
Interest income	(2)	(2)	(6)	(6)
Interest expense	32,064	31,102	95,526	92,469
	32,062	31,100	95,591	95,661
Income before income tax expense	99,762	88,781	240,066	228,303
Income tax expense	3,325	3,613	9,257	9,730
Net income	$96,437	$85,168	$230,809	$218,573
Statements of Comprehensive Income
Net income	$96,437	$85,168	$230,809	$218,573
Other comprehensive (loss) income
Foreign currency translation adjustments	1,216	(328)	2,104	1,151
Comprehensive income	$97,653	$84,840	$232,913	$219,724

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$230,809	$218,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,003	152,729
Stock-based compensation	7,060	19,650
Amortization included in interest expense	3,866	3,993
Gain on disposition of assets and investments	(4,377)	(12,221)
Loss on extinguishment of debt	71	3,198
Deferred tax expense (benefit)	259	(150)
Provision for doubtful accounts	6,009	5,831
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(38,083)	(39,072)
Prepaid lease expenses	(23,281)	(21,700)
Other assets	(4,334)	5,923
Increase (decrease) in:
Trade accounts payable	401	(761)
Accrued expenses	(21,768)	(5,623)
Other liabilities	(13,033)	(16,410)
Net cash provided by operating activities	298,602	313,960
Cash flows from investing activities:
Acquisitions	(119,936)	(526,029)
Capital expenditures	(74,446)	(78,825)
Proceeds from disposition of assets and investments	3,340	7,753
Decrease in notes receivable	13	16
Net cash used in investing activities	(191,029)	(597,085)
Cash flows from financing activities:
Principal payments on long-term debt	(11,250)	(15,015)
Payment on revolving credit facility	(407,000)	(302,000)
Proceeds received from revolving credit facility	317,000	408,000
Proceeds received from note offering	—	400,000
Payment on senior credit facility term loans	(247,500)	(300,000)
Proceeds received from senior credit facility term loans	450,000	300,000
Debt issuance costs	(4,941)	(9,391)
Distributions to non-controlling interest	(415)	(315)
Contributions from parent	41,580	41,872
Dividend to parent	(252,925)	(225,789)
Net cash (used in) provided by financing activities	(115,451)	297,362
Effect of exchange rate changes in cash and cash equivalents	1,767	915
Net (decrease) increase in cash and cash equivalents	(6,111)	15,152
Cash and cash equivalents at beginning of period	35,030	21,827
Cash and cash equivalents at end of period	$28,919	$36,979
Supplemental disclosures of cash flow information:
Cash paid for interest	$104,966	$91,952
Cash paid for foreign, state and federal income taxes	$9,969	$11,023

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Balance Sheet as of September 30, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$3,405	$327,313	$39,292	$—	$370,010
Net property, plant and equipment	—	1,158,402	22,167	—	1,180,569
Intangibles and goodwill, net	—	2,368,590	29,925	—	2,398,515
Other assets	3,575,806	11,450	8	(3,549,533)	37,731
Total assets	$3,579,211	$3,865,755	$91,392	$(3,549,533)	$3,986,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$17,415	$—	$—	$—	$17,415
Other current liabilities	25,597	168,779	23,063	—	217,439
Total current liabilities	43,012	168,779	23,063	—	234,854
Long-term debt	2,432,014	—	—	—	2,432,014
Other noncurrent liabilities	26,231	215,029	56,898	(56,155)	242,003
Total liabilities	2,501,257	383,808	79,961	(56,155)	2,908,871
Stockholders’ equity	1,077,954	3,481,947	11,431	(3,493,378)	1,077,954
Total liabilities and stockholders’ equity	$3,579,211	$3,865,755	$91,392	$(3,549,533)	$3,986,825

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$387,095	$13,303	$(1,053)	$399,345
Operating expenses
Direct advertising expenses (1)	—	128,175	7,408	(606)	134,977
General and administrative expenses (1)	—	66,467	2,033	—	68,500
Corporate expenses (1)	—	14,705	277	—	14,982
Depreciation and amortization	—	49,475	2,321	—	51,796
(Gain) loss on disposition of assets	—	(2,737)	3	—	(2,734)
	—	256,085	12,042	(606)	267,521
Operating income (loss)	—	131,010	1,261	(447)	131,824
Equity in (earnings) loss of subsidiaries	(128,500)	—	—	128,500	—
Other expenses (income)	32,063	(2)	448	(447)	32,062
Income (loss) before income tax expense	96,437	131,012	813	(128,500)	99,762
Income tax expense (2)	—	2,659	666	—	3,325
Net income (loss)	$96,437	$128,353	$147	$(128,500)	$96,437

Statement of Comprehensive Income
Net income (loss)	$96,437	$128,353	$147	$(128,500)	$96,437
Total other comprehensive loss, net of tax	—	—	1,216	—	1,216
Total comprehensive income (loss)	$96,437	$128,353	$1,363	$(128,500)	$97,653

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Nine Months Ended September 30, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$1,107,583	$38,191	$(2,989)	$1,142,785
Operating expenses
Direct advertising expenses (1)	—	381,317	22,330	(1,751)	401,896
General and administrative expenses (1)	—	199,979	6,473	—	206,452
Corporate expenses (1)	—	47,320	834	—	48,154
Depreciation and amortization	—	148,357	6,646	—	155,003
(Gain) loss on disposition of assets	—	(4,377)	—	—	(4,377)
	—	772,596	36,283	(1,751)	807,128
Operating income (loss)	—	334,987	1,908	(1,238)	335,657
Equity in (earnings) loss of subsidiaries	(326,401)	—	—	326,401	—
Other expenses (income)	95,592	(5)	1,242	(1,238)	95,591
Income (loss) before income tax expense	230,809	334,992	666	(326,401)	240,066
Income tax expense (2)	—	7,528	1,729	—	9,257
Net income (loss)	$230,809	$327,464	$(1,063)	$(326,401)	$230,809

Statement of Comprehensive Income
Net income (loss)	$230,809	$327,464	$(1,063)	$(326,401)	$230,809
Total other comprehensive income, net of tax	—	—	2,104	—	2,104
Total comprehensive income (loss)	$230,809	$327,464	$1,041	$(326,401)	$232,913

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$227,195	$398,200	$5,472	$(332,265)	$298,602
Cash flows from investing activities:
Acquisitions	—	(119,936)	—	—	(119,936)
Capital expenditures	—	(69,665)	(4,781)	—	(74,446)
Proceeds from disposition of assets and investments	—	3,340	—	—	3,340
Investment in subsidiaries	(119,936)			119,936	—
(Increase) decrease in intercompany notes receivable	(2,713)	—	—	2,713	—
Decrease in notes receivable	13	—	—	—	13
Net cash (used in) provided by investing activities	(122,636)	(186,261)	(4,781)	122,649	(191,029)
Cash flows from financing activities:
Principal payments on long-term debt	(11,250)	—	—	—	(11,250)
Payment on revolving credit facility	(407,000)	—	—	—	(407,000)
Proceeds received from revolving credit facility	317,000	—	—	—	317,000
Payment on senior credit facility	(247,500)	—	—	—	(247,500)
Proceeds received from senior credit facility	450,000	—	—	—	450,000
Debt issuance costs	(4,941)	—	—	—	(4,941)
Intercompany loan proceeds (payments)	—	—	2,713	(2,713)	—
Distributions to non-controlling interest	—	—	(415)	—	(415)
Contributions from (to) parent	41,580	119,936	—	(119,936)	41,580
Dividends (to) from parent	(252,925)	(332,265)	—	332,265	(252,925)
Net cash (used in) provided by financing activities	(115,036)	(212,329)	2,298	209,616	(115,451)
Effect of exchange rate changes in cash and cash equivalents	—	—	1,767	—	1,767
Net (decrease) increase in cash and cash equivalents	(10,477)	(390)	4,756	—	(6,111)
Cash and cash equivalents at beginning of period	12,762	1,201	21,067	—	35,030
Cash and cash equivalents at end of period	$2,285	$811	$25,823	$—	$28,919

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the nine months and three months ended September 30, 2017 and 2016. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash” for more information. During the nine months ended September 30, 2017, the Company completed several acquisitions for a total cash purchase price of approximately $119.9 million. See—“Uses of Cash – Acquisitions” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.

The following table presents a breakdown of capitalized expenditures for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2017	2016	2017	2016
Total capital expenditures:
Billboard — traditional	$10,161	$10,950	$23,700	$34,322
Billboard — digital	8,605	9,283	29,568	24,757
Logos	2,498	2,160	6,409	5,421
Transit	290	387	578	603
Land and buildings	3,682	2,956	8,196	8,504
Operating equipment	1,374	1,576	5,995	5,218
Total capital expenditures	$26,610	$27,312	$74,446	$78,825

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

RESULTS OF OPERATIONS

Nine Months ended September 30, 2017 compared to Nine Months ended September 30, 2016

Net revenues increased $29.2 million or 2.6% to $1.14 billion for the nine months ended September 30, 2017 from $1.11 billion for the same period in 2016. This increase was attributable primarily to an increase in billboard net revenues of $21.8 million, which represents an increase of 2.2% over the same period in 2016.  In addition, logo sign revenue increased $3.3 million, which represents an increase of 5.6% over the prior period and transit revenue increased $4.1 million which represents an increase of 5.1% over the same period in 2016.

For the nine months ended September 30, 2017, there was a $15.3 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2016, which represents an increase of 1.4%. See “Reconciliations” below. The $15.3 million increase in revenue primarily consists of a $9.6 million increase in billboard revenue which is largely due to an increase in digital revenue, a $3.8 million increase in logo revenue and a $1.9 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2016.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $7.4 million, or 1.1% to $656.8 million for the nine months ended September 30, 2017 from $649.4 million in the same period in 2016. The $7.4 million increase over the prior year is comprised of a $17.0 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and an increase of $3.0 million in corporate expenses (excluding stock-based compensation expense), offset by a $12.6 million decrease in stock-based compensation expense.

Depreciation and amortization expense increased $2.3 million to $155.0 million for the nine months ended September 30, 2017 as compared to $152.7 million for the same period in 2016.

For the nine months ended September 30, 2017, gain on disposition of assets decreased $7.8 million to $4.4 million as compared to $12.2 million for the same period in 2016.  The decrease in gain on disposition of assets is primarily related to a $5.9 million decrease in gain recognized for acquisition swap transactions in 2017 as compared to the same period in 2016.

Due to the above factors, operating income increased by $11.7 million to $335.4 million for the nine months ended September 30, 2017 compared to $323.7 million for the same period in 2016.

During the nine months ended September 30, 2017 the Company recognized a $0.1 million loss on extinguishment of debt, related to the amendment of Lamar Media’s senior credit facility.  See “Sources of Cash” for more information.

Interest expense increased $3.0 million during the nine months ended September 30, 2017 to $95.5 million as compared to $92.5 million for the nine months ended September 30, 2016.  The increase in interest expense is primarily related to the increased debt outstanding, primarily related to the refinancing of Lamar Media’s senior credit facility in 2017.

The increase in operating income and a decrease in loss on debt extinguishment, offset by the increase in interest expense described above resulted in $239.8 million in net income before income taxes. The effective tax rate for the nine months ended September 30, 2017 was 3.9%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2017 of $230.5 million, as compared to net income of $218.3 million for the same period in 2016.

Reconciliations:

Because acquisitions occurring after December 31, 2015 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2016 acquisition-adjusted net revenue, which adjusts our 2016 net revenue for the nine months ended September 30, 2016 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2017.

Reconciliations of 2016 reported net revenue to 2016 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2016 acquisition-adjusted net revenue to 2017 reported net revenue for the nine months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine months ended September 30,
	2017	2016
	(in thousands)
Reported net revenue	$1,142,785	$1,113,577
Acquisition net revenue	—	13,932
Adjusted totals	$1,142,785	$1,127,509

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$230,512	$218,284	$12,228	5.6%
Income tax expense	9,257	9,730	(473)
Loss on debt extinguishment	71	3,198	(3,127)
Interest expense (income), net	95,520	92,463	3,057
Gain on disposition of assets	(4,377)	(12,221)	7,844
Depreciation and amortization	155,003	152,729	2,274
Stock-based compensation expense	7,060	19,650	(12,590)
Adjusted EBITDA	$493,046	$483,833	$9,213	1.9%

Adjusted EBITDA for the nine months ended September 30, 2017 increased 1.9% to $493.0 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) of $20.5 million, and was offset by an increase in general administrative and corporate expenses of $11.3 million, excluding the impact of stock-based compensation expense.

 Net Income/FFO/AFFO

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$230,512	$218,284	$12,228	5.6%
Depreciation and amortization related to real estate	145,999	142,394	3,605
Gain from sale or disposal of real estate	(4,114)	(12,020)	7,906
Adjustments for unconsolidated affiliates and non-controlling interest	580	318	262
FFO	$372,977	$348,976	$24,001	6.9%
Straight line (income) expense	(382)	231	(613)
Stock-based compensation expense	7,060	19,650	(12,590)
Non-cash portion of tax provision	259	(150)	409
Non-real estate related depreciation and amortization	9,004	10,335	(1,331)
Amortization of deferred financing costs	3,866	3,993	(127)
Loss on extinguishment of debt	71	3,198	(3,127)
Capital expenditures – maintenance	(31,760)	(25,942)	(5,818)
Adjustments for unconsolidated affiliates and non-controlling interest	(580)	(318)	(262)
AFFO	$360,515	$359,973	$542	0.2%

FFO for the nine months ended September 30, 2017 increased 6.9% to $373.0 million as compared to FFO of $349.0 million for the same period in 2016. AFFO for the nine months ended September 30, 2017 increased 0.2% to $360.5 million as compared to $360.0 million for the same period in 2016. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) offset by an increase in maintenance capital expenditures, interest expense and general and administrative expenses and corporate expenses (excluding the effect of stock-based compensation expense).

Three Months ended September 30, 2017 compared to Three Months ended September 30, 2016

Net revenues increased $11.8 million or 3.1% to $399.3 million for the three months ended September 30, 2017 from $387.5 million for the same period in 2016. This increase was attributable primarily to an increase in billboard net revenues of $6.1 million, which represents an increase of 1.8% over the same period in 2016.  In addition, logo sign revenue increased $1.5 million, which represents an increase of 7.8% over the prior period and there was a $4.3 million increase in transit revenue, which represents an increase of 15.3% over the prior period.

For the three months ended September 30, 2017, there was a $4.1 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2016, which represents an increase of 1.0%. See “Reconciliations” below. The 1.0% increase is primarily due to an increase in digital revenue and production revenue for three months ended September 30, 2017, as compared to the same period in 2016. The $4.1 million increase in revenue primarily consists of a $1.2 million increase in billboard revenue largely due to an increase in digital revenue, a $1.8 million increase in logo revenue, and a $1.2 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2016.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $0.1 million for the three months ended September 30, 2017 as compared to the same period in 2016. The $0.1 million decrease over the prior year is comprised of a $6.3 million decrease in stock-based compensation expense offset by a $5.7 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and a $0.5 million increase in corporate expenses (excluding stock-based compensation expense).

Depreciation and amortization expense increased $2.5 million to $51.8 million for the three months ended September 30, 2017 as compared to $49.3 million for the same period in 2016.

For the three months ended September 30, 2017, gain on disposition of assets increased $2.5 million to $2.7 million as compared to $0.1 million for the same period in 2016.  The increase is primarily due to a $2.4 million gain resulting from acquisition swap transactions during the three months ended September 30, 2017.

The increase in operating income offset by a slight increase in interest expense resulted in a $11.0 million increase in net income before income taxes. The effective tax rate for the three months ended September 30, 2017 was 3.3%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended September 30, 2017 of $96.3 million, as compared to net income of $85.1 million for the same period in 2016.

Reconciliations:

Because acquisitions occurring after December 31, 2015 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2016 acquisition-adjusted net revenue, which adjusts our 2016 net revenue for the three months ended September 30, 2016 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2017.

Reconciliations of 2016 reported net revenue to 2016 acquisition-adjusted net revenue for the three months ended September 30, as well as a comparison of 2016 acquisition-adjusted net revenue to 2017 reported net revenue for the three months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended September 30,
	2017	2016
	(in thousands)
Reported net revenue	$399,345	$387,516
Acquisition net revenue	—	7,736
Adjusted totals	$399,345	$395,252

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$96,331	$85,061	$11,270	13.2%
Income tax expense	3,325	3,613	(288)
Interest expense (income), net	32,062	31,100	962
Gain on disposition of assets	(2,734)	(189)	(2,545)
Depreciation and amortization	51,796	49,307	2,489
Stock-based compensation expense	2,017	8,358	(6,341)
Adjusted EBITDA	$182,797	$177,250	$5,547	3.1%

Adjusted EBITDA for the three months ended September 30, 2017 increased 3.1% to $182.8 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) of $8.6 million, and was offset by an increase in general administrative and corporate expenses of $3.1 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$96,331	$85,061	$11,270	13.2%
Depreciation and amortization related to real estate	48,613	46,327	2,286
Gain from sale or disposal of real estate	(2,707)	(546)	(2,161)
Adjustments for unconsolidated affiliates and non-controlling interest	190	52	138
FFO	$142,427	$130,894	$11,533	8.8%
Straight line income	(287)	(46)	(241)
Stock-based compensation expense	2,017	8,358	(6,341)
Non-cash portion of tax provision	229	(509)	738
Non-real estate related depreciation and amortization	3,183	2,980	203
Amortization of deferred financing costs	1,243	1,332	(89)
Capital expenditures – maintenance	(11,082)	(9,005)	(2,077)
Adjustments for unconsolidated affiliates and non-controlling interest	(190)	(52)	(138)
AFFO	$137,540	$133,952	$3,588	2.7%

FFO for the three months ended September 30, 2017 increased 8.8% to $142.4 million as compared to FFO of $130.9 million for the same period in 2016. AFFO for the three months ended September 30, 2017 increased 2.7% to $137.5 million as compared to $134.0 million for the same period in 2016. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) offset by an increase in maintenance capital expenditures, interest expense and general and administrative expense and corporate expenses (excluding the effect of stock-based compensation expense).

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

Sources of Cash

Total Liquidity. As of September 30, 2017 we had approximately $376.3 million of total liquidity, which is comprised of approximately $29.4 million in cash and cash equivalents and approximately $346.9 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the nine months ended September 30, 2017 and 2016 our cash provided by operating activities was $320.6 million and $337.8 million, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 2017 over the same period in 2016 relates to an increase in revenues offset by an increase in operating expenses (excluding depreciation and amortization), and a net increase in operating assets and liabilities. We expect to generate cash flows from operations during 2017 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.

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

Lamar Media’s Third Amended and Restated Credit Agreement dated as of May 15, 2017 (as amended, the “senior credit facility”) consists of (i) a new $450.0 million senior secured revolving credit facility which will mature on May 15, 2022, (ii) a new $450.0 million Term A loan facility (the “Term A loans”)  which will mature on May 15, 2022, and (iii) an incremental facility pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to pro forma compliance with the secured debt ratio financial maintenance covenant described below.

Under the senior credit facility Lamar Media borrowed all $450.0 million in Term A loans on May 15, 2017.  The net proceeds, together with borrowing under the revolving portion of senior credit facility and cash on hand, were used to repay all outstanding amounts under the existing senior credit facility, and all revolving commitments under that facility were terminated.

As of September 30, 2017, Lamar Media had $444.4 million outstanding in Term A loans, $90.0 million of revolving credit loans and approximately $13.1 million in letters of credit outstanding under the revolving credit facility.

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At September 30, 2017, and currently, we were in compliance with all such tests under the senior credit facility.

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

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions were approximately $74.4 million for the nine months ended September 30, 2017. We anticipate our 2017 total capital expenditures will be approximately $110 million.

Acquisitions.  During the nine months ended September 30, 2017, the Company completed 36 acquisitions for a cash purchase price of approximately $119.9 million, which included the acquisition of more than 480 billboard displays from Steen Outdoor Advertising.  The acquisition of the Steen displays expanded Lamar’s presence in Philadelphia and surrounding Pennsylvania suburbs, New Jersey and Delaware.  The acquisitions occurring during the nine months ended September 30, 2017 were financed using available cash on hand or borrowings under its revolving credit facility.

 Term A Loans. The Term A Loans mature on May 15, 2022 and began amortizing on September 30, 2017. The remaining quarterly installments scheduled to be paid on each September 30, December 31, March 31 and June 30 are as follows:

Principal Payment Date	Principal Amount
December 31, 2017-June 30, 2019	$5,625,000
September 30, 2019-June 30, 2020	$8,437,500
September 30, 2020-March 31, 2022	$16,875,000
Term A Loan Maturity Date	$253,125,000

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

Dividends. On August 29, 2017, May 25, 2017 and February 23, 2017, Lamar Advertising Company’s Board of Directors declared quarterly cash dividends of $0.83 per share payable on September 29, 2017, June 30, 2017 and March 31, 2017, respectively, to its stockholders of record of its Class A common stock and Class B common stock on September 15, 2017, June 15, 2017 and March 15, 2017, respectively.  The Company expects aggregate quarterly distributions to stockholders in 2017, including the dividend paid on September 29, 2017, June 30, 2017 and March 31, 2017 will total $3.32 per common share.

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

Effect of Recent Hurricanes and Named Storms

The Company has operations in the southeastern United States and the Caribbean island of Puerto Rico, and as such, its operations in those geographical areas may be impacted by disruptions related to tropical storms, should they occur.

During the three months ended September 30, 2017, there were three named storms which made landfall in the Southeastern portion of the United States and Puerto Rico.  Specifically, hurricane Harvey made landfall in August and primarily affected markets in southeast Texas; hurricane Irma made landfall on September 12, 2017 primarily affecting markets in Florida and Georgia; and hurricane Maria made landfall on September 20, 2017 affecting Puerto Rico.

The Company has developed contingency plans designed to mitigate damage to our assets such as removing the faces prior to the storms making landfall, which better enables the structures to withstand high winds during the storm and this plan was largely successful.  The named storms affecting the markets in Florida, Georgia and Texas caused little or no damage to our structures and minimal affect to our revenue, operations and/or operating income for the three and nine months ended September 30, 2017. Our operations in those markets were fully operational as of September 30, 2017.

Our billboard structure inventory in Puerto Rico was also largely unaffected by hurricane Maria, however, the island was not.  Currently, the island is largely without power and we are continuing to assess the impact of the storm on our operations and the effect, if any, on our existing customers.  While it may take several months for our Puerto Rico operations to be fully functioning, the Company does not expect the impact of this storm to materially impact consolidated revenue, operating income or net income.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements with the exception of operating leases.

Commitments and Contingencies

Debt Service and Contractual Obligations.  In our Quarterly Report on Form 10-Q for the six months ended June 30, 2017, Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Debt Service and Contractual Obligations,” we described our commitments and contingencies.  There was no material change in our commitments and contingencies during the three months ended September 30, 2017.

Accounting Standards Update

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is in the final stages of its review of contracts and we do not expect any material impact on our consolidated financial statements for the adoption of ASU No. 2014-09. We currently believe the only contracts with customers which will be accounted for under ASU No. 2014-09 are our Transit advertising contracts and production services. We have preliminarily determined to adopt the provisions of ASU No. 2014-09 using the cumulative effect transition method with an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The update simplifies how a company completes its goodwill impairment test by eliminating the two-step process, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. The update requires completing the goodwill impairment test by comparing the difference between the reporting units’ carrying value and fair value.  Goodwill charges, if any, would be determined by reducing the goodwill balance by the excess of the reporting unit’s carrying value over its fair value.  The update is effective for annual and interim fiscal periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on or after January 1, 2017.  The Company plans to early adopt this update for its December 31, 2017 goodwill impairment test.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the nine months and three months ended September 30, 2017 and 2016. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Nine Months ended September 30, 2017 compared to Nine Months ended September 30, 2016

Net revenues increased $29.2 million or 2.6% to $1.14 billion for the nine months ended September 30, 2017 from $1.11 billion for the same period in 2016. This increase was attributable primarily to an increase in billboard net revenues of $21.8 million, which represents an increase of 2.2% over the same period in 2016.  In addition, logo sign revenue increased $3.3 million, which represents an increase of 5.6% over the prior period and transit revenue increased $4.1 million, which represents an increase of 5.1% over the same period in 2016.

For the nine months ended September 30, 2017, there was a $15.3 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2016, which represents an increase of 1.4%. See “Reconciliations” below. The $15.3 million increase in revenue primarily consists of a $9.6 million increase in billboard revenue which is largely due to an increase in digital revenue, a $3.8 million increase in logo revenue and a $1.9 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2016.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $7.4 million, or 1.1% to $656.5 million for the nine months ended September 30, 2017 from $649.1 million in the same period in 2016. The $7.4 million increase over the prior year is comprised of a $17.0 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and an increase of $3.0 million in corporate expenses (excluding stock-based compensation expense), offset by a $12.6 million decrease in stock-based compensation expense.

Depreciation and amortization expense increased $2.3 million to $155.0 million for the nine months ended September 30, 2017 as compared to $152.7 million for the same period in 2016.

For the nine months ended September 30, 2017, gain on disposition of assets decreased $7.8 million to $4.4 million as compared to $12.2 million for the same period in 2016.  The decrease in gain on disposition of assets is primarily related to a $5.9 million decrease in gain recognized for acquisition swap transactions in 2017 as compared to the same period in 2016.

Due to the above factors, operating income increased by $11.7 million to $335.7 million for the nine months ended September 30, 2017 compared to $324.0 million for the same period in 2016.

During the nine months ended September 30, 2017 Lamar Media recognized a $0.1 million loss on extinguishment of debt, related to the amendment of its senior credit facility.  See “Sources of Cash” for more information.

Interest expense increased $3.0 million during the nine months ended September 30, 2017 to $95.5 million as compared to $92.5 million for the nine months ended September 30, 2016.  The increase in interest expense is primarily related to the increased debt outstanding, primarily related to the refinancing of Lamar Media’s senior credit facility in 2017.

The increase in operating income and a decrease in loss on debt extinguishment, offset by the increase in interest expense described above resulted in $240.1 million in net income before income taxes. The effective tax rate for the nine months ended September 30, 2017 was 3.9%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the nine months ended September 30, 2017 of $230.8 million, as compared to net income of $218.6 million for the same period in 2016.

Reconciliations:

Because acquisitions occurring after December 31, 2015 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2016 acquisition-adjusted net revenue, which adjusts our 2016 net revenue for the nine months ended September 30, 2016 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2017.

Reconciliations of 2016 reported net revenue to 2016 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2016 acquisition-adjusted net revenue to 2017 reported net revenue for the nine months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine months ended September 30,
	2017	2016
	(in thousands)
Reported net revenue	$1,142,785	$1,113,577
Acquisition net revenue	—	13,932
Adjusted totals	$1,142,785	$1,127,509

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$230,809	$218,573	$12,236	5.6%
Income tax expense	9,257	9,730	(473)
Loss on debt extinguishment	71	3,198	(3,127)
Interest expense (income), net	95,520	92,463	3,057
Gain on disposition of assets	(4,377)	(12,221)	7,844
Depreciation and amortization	155,003	152,729	2,274
Stock-based compensation expense	7,060	19,650	(12,590)
Adjusted EBITDA	$493,343	$484,122	$9,221	1.9%

Adjusted EBITDA for the nine months ended September 30, 2017 increased 1.9% to $493.3 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) of $20.5 million, and was offset by an increase in general administrative and corporate expenses of $11.3 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$230,809	$218,573	$12,236	5.6%
Depreciation and amortization related to real estate	145,999	142,394	3,605
Gain from sale or disposal of real estate	(4,114)	(12,020)	7,906
Adjustments for unconsolidated affiliates and non-controlling interest	580	318	262
FFO	$373,274	$349,265	$24,009	6.9%
Straight line (income) expense	(382)	231	(613)
Stock-based compensation expense	7,060	19,650	(12,590)
Non-cash portion of tax provision	259	(150)	409
Non-real estate related depreciation and amortization	9,004	10,335	(1,331)
Amortization of deferred financing costs	3,866	3,993	(127)
Loss on extinguishment of debt	71	3,198	(3,127)
Capital expenditures – maintenance	(31,760)	(25,942)	(5,818)
Adjustments for unconsolidated affiliates and non-controlling interest	(580)	(318)	(262)
AFFO	$360,812	$360,262	$550	0.2%

FFO for the nine months ended September 30, 2017 increased 6.9% to $373.3 million as compared to FFO of $349.3 million for the same period in 2016. AFFO for the nine months ended September 30, 2017 increased 0.2% to $360.8 million as compared to $360.3 million for the same period in 2016. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) offset by an increase in maintenance capital expenditures, interest expense and general and administrative expenses and corporate expenses (excluding the effect of stock-based compensation expense).

Three Months ended September 30, 2017 compared to Three Months ended September 30, 2016

Net revenues increased $11.8 million or 3.1% to $399.3 million for the three months ended September 30, 2017 from $387.5 million for the same period in 2016. This increase was attributable primarily to an increase in billboard net revenues of $6.1 million, which represents an increase of 1.8% over the same period in 2016.  In addition, logo sign revenue increased $1.5 million, which represents an increase of 7.8% over the prior period and there was a $4.3 million increase in transit revenue, which represents an increase of 15.3% over the prior period.

For the three months ended September 30, 2017, there was a $4.1 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2016, which represents an increase of 1.0%. See “Reconciliations” below. The 1.0% increase is primarily due to an increase in digital revenue and production revenue for three months ended September 30, 2017, as compared to the same period in 2016. The $4.1 million increase in revenue primarily consists of a $1.2 million increase in billboard revenue largely due to an increase in digital revenue, a $1.8 million increase in logo revenue, and a $1.2 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2016.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $0.1 million for the three months ended September 30, 2017 as compared to the same period in 2016. The $0.1 million decrease over the prior year is comprised of a $6.3 million decrease in stock-based compensation expense offset by a $5.7 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and a $0.5 million increase in corporate expenses (excluding stock-based compensation expense).

Depreciation and amortization expense increased $2.5 million to $51.8 million for the three months ended September 30, 2017 as compared to $49.3 million for the same period in 2016.

For the three months ended September 30, 2017, gain on disposition of assets increased $2.5 million to $2.7 million as compared to $0.1 million for the same period in 2016.  The increase is primarily due to a $2.4 million gain resulting from acquisition swap transactions during the three months ended September 30, 2017.

Due to the above factors, operating income increased by $11.9 million to $131.8 million for the three months ended September 30, 2017 compared to $119.9 million for the same period in 2016.

The increase in operating income offset by a slight increase in interest expense resulted in a $11.0 million increase in net income before income taxes. The effective tax rate for the three months ended September 30, 2017 was 3.3%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended September 30, 2017 of $96.4 million, as compared to net income of $85.2 million for the same period in 2016.

Reconciliations:

Because acquisitions occurring after December 31, 2015 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2016 acquisition-adjusted net revenue, which adjusts our 2016 net revenue for the three months ended September 30, 2016 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2017. Reconciliations of 2016 reported net revenue to 2016 acquisition-adjusted net revenue for the three months ended September 30, as well as a comparison of 2016 acquisition-adjusted net revenue to 2017 reported net revenue for the three months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended September 30,
	2017	2016
	(in thousands)
Reported net revenue	$399,345	$387,516
Acquisition net revenue	—	7,736
Adjusted totals	$399,345	$395,252

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$96,437	$85,168	$11,269	13.2%
Income tax expense	3,325	3,613	(288)
Interest expense (income), net	32,062	31,100	962
Gain on disposition of assets	(2,734)	(189)	(2,545)
Depreciation and amortization	51,796	49,307	2,489
Stock-based compensation expense	2,017	8,358	(6,341)
Adjusted EBITDA	$182,903	$177,357	$5,546	3.1%

Adjusted EBITDA for the three months ended September 30, 2017 increased 3.1% to $182.9 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) of $8.6 million, and was offset by an increase in general administrative and corporate expenses of $3.1 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$96,437	$85,168	$11,269	13.2%
Depreciation and amortization related to real estate	48,613	46,327	2,286
Gain from sale or disposal of real estate	(2,707)	(546)	(2,161)
Adjustments for unconsolidated affiliates and non-controlling interest	190	52	138
FFO	$142,533	$131,001	$11,532	8.8%
Straight line income	(287)	(46)	(241)
Stock-based compensation expense	2,017	8,358	(6,341)
Non-cash portion of tax provision	229	(509)	738
Non-real estate related depreciation and amortization	3,183	2,980	203
Amortization of deferred financing costs	1,243	1,332	(89)
Capital expenditures – maintenance	(11,082)	(9,005)	(2,077)
Adjustments for unconsolidated affiliates and non-controlling interest	(190)	(52)	(138)
AFFO	$137,646	$134,059	$3,587	2.7%

FFO for the three months ended September 30, 2017 increased 8.8% to $142.5 million as compared to FFO of $131.0 million for the same period in 2016. AFFO for the three months ended September 30, 2017 increased 2.7% to $137.6 million as compared to $134.1 million for the same period in 2016. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) offset by an increase in maintenance capital expenditures, interest expense and general and administrative expense and corporate expenses (excluding the effect of stock-based compensation expense).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2017, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

At September 30, 2017, there was approximately $534.4 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 21.8% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2017 with respect to borrowings under the senior credit facility was $11.7 million, and the weighted average interest rate applicable to borrowings under this credit facility during the nine months ended September 30, 2017 was 3.0%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.0% rather than 3.0%), then the Company’s nine months ended September 30, 2017 interest expense would have increased by $7.2 million.

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

ITEM. 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM. 5.	OTHER INFORMATION

On July 5, 2017, the Company adopted immaterial amendments to its 2009 Employee Stock Purchase Plan.  A copy of the plan as amended is attached as Exhibit 10.1.

ITEM 6.	EXHIBITS

Exhibit Number	Description

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

Exhibit Number	Description
3.5

Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

10.1	Lamar Advertising Company 2009 Employee Stock Purchase Plan, as amended. Filed herewith.
12(a)	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

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

101

The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the nine months ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: November 6, 2017	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 6, 2017	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer