Form 10-K
period 2017-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2018-02-27
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if Lamar Media Corp. is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Lamar Advertising Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if Lamar Advertising Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether Lamar Media Corp. is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $6,119,582,837 based on $73.57 per share as reported at the close of trading on the NASDAQ Global Select Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2017, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2018
Lamar Advertising Company Class A common stock, $0.001 par value per share	83,838,034 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	14,420,085 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 17, 2018 (Proxy Statement)	Part III

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

Billboards. As of December 31, 2017, we owned and operated approximately 149,900 billboard advertising displays in 45 states, Canada and Puerto Rico. We lease most of our advertising space on two types of billboards: bulletins and posters.

•	Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic.
•	Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic.

In addition to traditional billboards, we also lease space on digital billboards, which are generally located on major traffic arteries and city streets. As of December 31, 2017, we owned and operated over 2,800 digital billboard advertising displays in 43 states, Canada and Puerto Rico.

Logo signs. We lease advertising space on logo signs located near highway exits.

•	Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.

We are the largest provider of logo signs in the United States, operating 22 of the 24 privatized state logo sign contracts. As of December 31, 2017, we operated approximately 145,000 logo sign advertising displays in 22 states and Canada.

Transit advertising displays. We also lease advertising space on the exterior and interior of public transportation vehicles, in airport terminals, and on transit shelters and benches in over 80 markets. As of December 31, 2017, we operated over 53,300 transit advertising displays in 21 states and Canada.

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

OPERATING STRATEGIES

We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:

Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our tenants and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 77% of our net revenues for the year ended December 31, 2017, which management believes is higher than the industry average. We believe that the experience of our regional, territory and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 32 years. In an effort to provide high quality sales and service at the local level, we employed over 960 local account executives as of December 31, 2017. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of our central office, as well as our offices in other markets, in the event business opportunities or customers’ needs support such an allocation of resources.

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

Continuing to focus on internal growth. Within our existing markets we seek to increase our revenue and improve cash flow by employing highly-targeted local marketing efforts to improve our display occupancy rates and by increasing advertising rates where and when demand can absorb rate increases. Our local offices spearhead this effort and respond to local customer demands quickly.

In addition, we routinely invest in upgrading our existing displays and constructing new displays. Since January 1, 2008, we invested approximately $1.0 billion in capitalized expenditures, which include improvements to our existing real estate portfolio and the construction of new locations. Our regular improvement and expansion of our advertising display inventory allows us to provide high quality service to our current tenants and to attract new tenants.

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

Reinvesting in capital expenditures including digital technology. We have a history of investing in capital expenditures, particularly in our digital platform. We spent approximately $109.3 million in total capital expenditures in fiscal 2017, of which approximately $40.2 million was spent on digital technology. We expect our 2018 capitalized expenditures to closely approximate our spending in 2017.

CAPITAL ALLOCATION STRATEGY

The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital. To maintain our REIT status we are required to distribute to our stockholders annually an amount equal to at least 90% of our REIT taxable income. After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. During 2017, we generated $507.0 million of cash from operating activities, which was used to fund $109.3 million of capital expenditures, dividends to our shareholders of $244.2 million and partially fund $297.3 million of acquisitions.

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

COMPANY OPERATIONS

Billboard Advertising

We lease most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2017, we owned and operated approximately 149,900 billboard advertising displays in 45 states, Canada and Puerto Rico. In 2017, we derived approximately 74% of our billboard advertising net revenues from bulletin rentals and 26% from poster rentals.

Bulletins are large, advertising structures (the most common size is fourteen feet high by forty-eight feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2017, we operated approximately 71,700 bulletin displays.

We generally lease individually-selected bulletin space to advertisers for the duration of the contract (ranging from 4 to 52 weeks). We also lease bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.

Posters are smaller advertising structures (the most common size is eleven feet high by twenty-three feet wide, or 250 square feet; we also operate junior posters, which are five feet high by eleven feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts onto the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2017, we operated approximately 78,200 poster displays.

We generally lease poster space for 4 to 26 weeks; determined by the advertiser’s campaign needs.  Posters are sold in packages of Target Rating Point (“TRP”) levels, which determine the percentage of a target audience an advertiser needs to reach.  A package may include a combination of poster locations in order to meet reach and frequency campaign goals.

In addition to the traditional displays described above, we also rent digital billboards. Digital billboards are large electronic light emitting diode (“LED”) displays (the most common sizes are fourteen feet high by forty-eight feet wide, or 672 square feet; ten and a half feet high by thirty six feet wide, or 378 square feet; and ten feet high by twenty-one feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds.  At December 31, 2017, we operated over 2,800 digital billboards in various markets.  These 2,800 digital billboards generated approximately 22% of billboard advertising net revenue.

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

Logo Sign Advertising

We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 22 of the 24 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2017, we operated approximately 44,300 logo sign structures containing over 145,000 logo advertising displays in the United States and Canada.

We operate the logo sign contracts in the province of Ontario, Canada and in the following states:

Colorado	Georgia	Louisiana	Mississippi	Nebraska	Ohio	Tennessee
Delaware	Kansas	Michigan	Missouri(1)	Nevada	Oklahoma	Utah
Florida	Kentucky	Minnesota	Montana	New Jersey	South Carolina	Virginia
Wisconsin

(1)	The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.

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

State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the Company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our 23 logo sign contracts in place, in the United States and Canada, at December 31, 2017, three are subject to renewal in 2018.

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

Transit Advertising

We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. Transit contracts are generally with the local municipalities and airport authorities and allow us the exclusive right to rent advertising space to customers, in airports and on buses, benches or shelters. The terms of the contracts vary but generally range between 3-15 years, many with renewable options for contract extension. We rent transit advertising displays in airport terminals and on bus shelters, benches and buses in over 80 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising tenants. As of December 31, 2017, we operated over 53,300 transit advertising displays in 21 states and Canada.

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

	Percentage of Revenues for the year ended, December 31, 2017					Number of Displays for the year ended, December 31, 2017
Market	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Percentage of Total Displays
Las Vegas, NV	1.7%	2.3%	12.3%	0.0%	2.6%	861	57	1,567	—	2,485	0.7%
New York, NY	3.3%	1.2%	0.0%	0.0%	2.4%	1,304	26	—	—	1,330	0.4%
Pittsburgh, PA	2.3%	3.4%	1.4%	0.0%	2.3%	3,064	56	757	—	3,877	1.1%
Seattle, WA	2.3%	1.2%	1.3%	0.0%	1.9%	1,873	18	1,665	—	3,556	1.0%
Cleveland, OH	1.7%	3.0%	1.6%	0.0%	1.8%	2,438	58	2,895	—	5,391	1.5%
Gary, IN	1.6%	3.1%	0.0%	0.0%	1.7%	1,725	110	—	—	1,835	0.5%
San Bernardino, CA	1.7%	1.8%	0.9%	0.0%	1.6%	827	26	1,222	—	2,075	0.6%
Vancouver, Canada	0.0%	0.0%	19.4%	0.0%	1.6%	—	—	6,476	—	6,476	1.9%
Dallas, TX	2.0%	0.8%	0.9%	0.0%	1.5%	1,410	18	459	—	1,887	0.5%
Nashville, TN	1.4%	2.3%	0.0%	0.0%	1.4%	1,739	50	—	—	1,789	0.5%
Richmond, VA	1.4%	2.0%	0.0%	0.0%	1.3%	1,344	37	—	—	1,381	0.4%
Oklahoma City, OK	1.6%	1.1%	0.0%	0.0%	1.3%	2,294	26	—	—	2,320	0.7%
Atlanta, GA	1.2%	2.4%	0.0%	0.0%	1.3%	767	49	—	—	816	0.2%
Birmingham, AL	1.3%	1.5%	0.1%	0.0%	1.2%	1,619	27	320	—	1,966	0.6%
Knoxville, TN	1.6%	0.5%	0.0%	0.0%	1.2%	1,979	12	—	—	1,991	0.6%
Baton Rouge, LA	1.3%	1.3%	0.0%	0.0%	1.1%	1,524	37	—	—	1,561	0.4%
Hartford, CT	1.2%	1.8%	0.1%	0.0%	1.1%	980	45	100	—	1,125	0.3%
Cincinnati, OH	1.1%	2.1%	0.0%	0.0%	1.1%	1,198	32	—	—	1,230	0.4%
Phoenix, AZ	0.3%	2.6%	5.8%	0.0%	1.1%	136	44	3,496	—	3,676	1.1%
Providence, RI	1.0%	1.9%	0.5%	0.0%	1.1%	602	31	—	—	633	0.2%
Buffalo, NY	1.0%	1.1%	2.8%	0.0%	1.1%	952	23	1,778	—	2,753	0.8%
Austin, TX	1.4%	0.4%	0.0%	0.0%	1.0%	983	5	—	—	988	0.3%
Columbus, OH	1.0%	1.8%	0.0%	0.0%	1.0%	1,819	57	—	—	1,876	0.5%
Albany, NY	1.0%	0.8%	1.8%	0.0%	1.0%	1,110	15	1,338	—	2,463	0.7%
All US Logo Programs	0.0%	0.0%	0.0%	92.4%	5.4%	—	—	—	140,334	140,334	40.3%
All Other United States and Puerto Rico	65.5%	59.6%	41.4%	0.0%	58.6%	114,288	1,994	27,188	—	143,470	41.2%
All Other Canada	0.1%	0.0%	9.7%	7.6%	1.3%	136	2	4,051	4,727	8,916	2.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	146,972	2,855	53,312	145,061	348,200	100.0%
Total Revenue (in millions)	$1,045.0	$295.5	$117.9	$82.9	$1,541.3

TAXABLE REIT SUBSIDIARIES

We hold and operate certain of our assets that cannot be held and operated directly by a REIT through taxable REIT subsidiaries, or TRSs. A TRS is a subsidiary of a REIT that pays corporate taxes on its taxable income. The assets held in our TRSs primarily consist of our transit advertising business, advertising services business and our foreign operations in Canada and Puerto Rico. Our TRS assets and operations will continue to be subject, as applicable, to U.S. federal and state corporate income taxes. Furthermore, our assets and operations outside the United States will continue to be subject to foreign taxes in the jurisdictions in which those assets and operations are located. Net income from our TRSs will either be retained by our TRSs and used to fund their operations, or distributed to us, where it will be reinvested in our business or be available for distribution to Lamar Advertising’s stockholders. As of December 31, 2017, the annual revenue generated by our TRSs in the aggregate was approximately $264 million.

ADVERTISING TENANTS

Our tenant base is diverse. The table below sets forth the ten industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2017, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 77% of our billboard advertising net revenues in the year ended December 31, 2017. No individual tenant accounted for more than 1.0% of our billboard advertising net revenues in that period.

Categories	Percentage of Net Billboard Advertising Revenues
Service	13%
Restaurants	12%
Health Care	10%
Retailers	10%
Amusement — Entertainment/Sports	7%
Automotive	6%
Gaming	5%
Education	4%
Financial — Banks, Credit Unions	4%
Telecommunications	3%
Real Estate	3%
77%

REGULATION

Outdoor advertising is subject to governmental regulation at the federal, state and local levels. Regulations generally restrict the size, spacing, lighting and other aspects of advertising structures and pose a significant barrier to entry and expansion in many markets.

Federal law, principally the Highway Beautification Act of 1965 (the “HBA”), regulates outdoor advertising on Federal — Aid Primary, Interstate and National Highway Systems roads. The HBA requires states, through the adoption of individual Federal/State agreements, to “effectively control” outdoor advertising along these roads, and mandates a state compliance program and state standards regarding size, spacing and lighting. These state standards, or their local and municipal equivalents, may be modified over time in response to legal challenges or otherwise, which may have an adverse effect on our business. The HBA requires any state or political subdivision that compels the removal of a lawful billboard along a Federal — Aid Primary or Interstate highway to pay just compensation to the billboard owner.

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

We have also introduced and intend to continue to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change every 6 to 8 seconds. We have encountered some existing regulations that restrict or prohibit these types of digital displays but it has not yet materially impacted our digital deployment. Since digital billboards have been developed and introduced relatively recently into the market on a large scale, existing regulations that currently do not apply to them by their terms could be revised or new regulations could be enacted to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

Relatively few large scale studies have been conducted to date regarding driver safety issues, if any, related to digital billboards. On December 30, 2013, the results of a study conducted by U.S. Department of Transportation and the Federal Highway Administration that looked at the effect of digital billboards and conventional billboards on driver visual behavior were issued. The conclusions of the report indicated that the presence of digital billboards did not appear to be related to a decrease in looking toward the road ahead and were generally within acceptable thresholds. The report cautioned, however, that it adds to the knowledge base but does not present definitive answers to the research questions investigated. Accordingly, the results of this or other studies may result in regulations at the federal or state level that impose greater restrictions on digital billboards. Any new restrictions on digital billboards could have a material adverse effect on both our existing inventory of digital billboards and our plans to expand our digital deployment, which could have a material adverse effect on our business, results of operations and financial condition.

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

REAL ESTATE PORTFOLIO

Our management headquarters is located in Baton Rouge, Louisiana. We also own 127 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, we lease an additional 138 operating facilities at an aggregate lease expense for 2017 of approximately $8.3 million.

We own over 7,600 parcels of property beneath our advertising displays. As of December 31, 2017, we leased over 69,700 outdoor sites, accounting for an annualized lease expense of approximately $258.9 million. This amount represented approximately 19% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide us with renewal options. Our lease agreements generally permit us to use the land for the construction, repair and relocation of outdoor advertising displays, including all rights necessary to access and maintain the site. Approximately 62% of our leases will expire or be subject to renewal in the next 5 years, 16% will expire or be subject to renewal in 6 to 10 years and 22% thereafter. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

The following table illustrates the number of leased and owned sites by state as of December 31, 2017, which is sorted from greatest to least in number and percentage of leased sites. States in which we lease less than 2% of our portfolio are grouped in the category “All Other States”.

State	# of billboard leased sites	% of total	# of owned billboard sites	% of total
Texas	5,963	8.5%	648	8.5%
Pennsylvania	5,016	7.2%	1,512	19.7%
California	4,626	6.6%	134	1.7%
Ohio	4,600	6.6%	372	4.9%
Tennessee	3,254	4.7%	265	3.5%
Louisiana	3,127	4.5%	463	6.0%
Alabama	3,036	4.4%	408	5.3%
North Carolina	2,684	3.8%	141	1.8%
Florida	2,655	3.8%	354	4.6%
New York	2,476	3.5%	187	2.4%
Missouri	2,204	3.2%	239	3.1%
Wisconsin	2,134	3.1%	281	3.7%
Georgia	2,090	3.0%	197	2.6%
Michigan	2,020	2.9%	217	2.8%
Mississippi	1,958	2.8%	331	4.3%
Indiana	1,887	2.7%	248	3.2%
Oklahoma	1,761	2.5%	119	1.6%
Virginia	1,620	2.3%	166	2.2%
Washington	1,483	2.1%	41	0.5%
All Other States	15,200	21.8%	1,346	17.6%
	69,794	100.0%	7,669	100.0%

CONTRACT EXPIRATIONS

We derive revenues primarily from renting advertising space to customers on our advertising displays. Our contracts with customers generally cover periods ranging from one week to one year and are generally billed every four weeks. Since contract terms are short-term in nature, we do not consider revenues by year of contract expiration to be meaningful.

EMPLOYEES

We employed approximately 3,400 people as of December 31, 2017. Approximately 235 employees were engaged in overall management and general administration at our management headquarters in Baton Rouge, Louisiana, and the remainder, including over 960 local account executives were employed in our operating offices.

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

The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2017, Lamar Advertising Company’s wholly owned subsidiary, Lamar Media, had approximately $2.557 billion of total debt outstanding, net of deferred financing costs, consisting of approximately $629.1 million in bank debt outstanding under Lamar Media’s senior credit facility, $1.024 billion in various series of senior subordinated notes, $899.7 million in senior notes and $3.7 million in other seller notes. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility allow Lamar Media to incur substantially more debt, including approximately $239.1 million available for borrowing as of December 31, 2017 under the revolving senior credit facility.

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

At December 31, 2017, the terms of Lamar Media’s senior credit facility also restrict the Company from exceeding a specified secured debt ratio.  Lamar Media is also subject to certain other financial covenants relating to the incurrence of additional debt.

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

The Company’s revenues are sensitive to the state of the economy and the financial markets generally and other external events beyond the Company’s control.

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

The Company has historically grown through acquisitions. During the year ended December 31, 2017, we completed acquisitions for a total cash purchase price of approximately $297.3 million. We intend to continue to evaluate strategic acquisition opportunities as they arise.

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

The Company tested goodwill for impairment on December 31, 2017. Based on the Company’s review at December 31, 2017, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or both of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350 “Goodwill and Other Intangible Assets” and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.

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

Federal law, principally the Highway Beautification Act of 1965, or the HBA, regulates outdoor advertising on Federal — Aid Primary, Interstate and National Highway Systems roads. The HBA requires states, through the adoption of individual Federal/State Agreements, to “effectively control” outdoor advertising along these roads, and mandates a state compliance program and state standards regarding size, spacing and lighting. These state standards, or their local and municipal equivalents, may be modified over time in response to legal challenges or otherwise, which may have an adverse effect on our business.  The HBA requires any state or political subdivision that compels the removal of a lawful billboard along a Federal — Aid Primary or Interstate highway to pay just compensation to the billboard owner.

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

We have also introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change every 6 to 8 seconds. We have encountered some existing regulations that restrict or prohibit these types of digital displays but it has not yet materially impacted our digital deployment. Since digital billboards have been developed and introduced relatively recently into the market on a large scale, however, existing regulations that currently do not apply to them by their terms could be revised or new regulations could be enacted to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

Relatively few large scale studies have been conducted to date regarding driver safety issues, if any, related to digital billboards. On December 30, 2013, the results of a study conducted by the U.S. Department of Transportation and the Federal Highway Administration that looked at the effect of digital billboards and conventional billboards on driver visual behavior were issued. The conclusions of the report indicated that the presence of digital billboards did not appear to be related to a decrease in looking toward the road ahead and were generally within acceptable thresholds. The report cautioned, however, that it adds to the knowledge base but does not present definitive answers to the research questions investigated. Accordingly, the results of this or other studies may result in regulations at the federal or state level that impose greater restrictions on digital billboards. Any new restrictions on digital billboards could have a material adverse effect on both our existing inventory of digital billboards and our plans to expand our digital deployment, which could have a material adverse effect on our business, results of operations and financial condition.

The Company’s logo sign contracts are subject to state award and renewal.

In 2017, the Company generated approximately 5% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against other national and local logo sign providers. A logo sign provider incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the logo sign provider for early termination. At the end of the contract term, the logo sign provider transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.

Of the Company’s 23 logo sign contracts in place at December 31, 2017, three are subject to renewal in 2018. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.

The Company is controlled by significant stockholders who have the power to determine the outcome of all matters submitted to the stockholders for approval and whose interest in the Company may be different than yours.

As of December 31, 2017, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Chairman and President, and Sean Reilly, the Company’s Chief Executive Officer, and their affiliates, owned in the aggregate approximately 15% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented approximately 64% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family and their affiliates the power to:

•	elect the Company’s entire board of directors;
•	control the Company’s management and policies; and
•	determine the outcome of any corporate transaction or other matter requiring stockholder approval, including charter amendments, mergers, consolidations, financings and asset sales.

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

Lamar Advertising elected to qualify as a REIT for U.S. federal income tax purposes starting with its taxable year ended December 31, 2014 and for each subsequent taxable year thereafter. REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, (the “Code”) to Lamar Advertising’s assets and operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although Lamar Advertising plans to operate in a manner consistent with the REIT qualification, the Company cannot assure you that it will so qualify or remain so qualified. Lamar Media is treated as a qualified REIT subsidiary of Lamar Advertising that is disregarded as separate from its parent REIT for U.S. federal income tax purposes.

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

The Company will also be subject to a U.S. federal income tax at the highest regular corporate rate (currently 21%) on all or a portion of the gain recognized from a sale of assets occurring within a specified period (currently, five years) after the effective date of our REIT conversion, to the extent of the built-in gain based on the fair market value of those assets held by the Company on the effective date of REIT conversion in excess of the Company’s then tax basis in those assets. Since the Company elected REIT status for the taxable year ending December 31, 2014, the tax on subsequently sold assets will be based on the fair market value and built-in gains of those assets as of January 1, 2014. The same rules apply to any assets we acquire from a “C” corporation in a carry-over basis transaction with built-in gain at the time of the acquisition by us. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. The Company currently does not expect to sell any asset if the sale would result in the imposition of a material tax liability. It cannot, however, assure you that the Company will not change its plans in this regard.

In addition, the IRS and any state or local tax authority may successfully assert liabilities against the Company for corporate income taxes for taxable years of Lamar Advertising prior to the effective time of the REIT election, in which case the Company will owe these taxes (note that the federal corporate tax rate for tax years beginning prior to January 1, 2018 was 35%) plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in non-REIT accumulated earnings and profits which could cause the Company to pay taxable distributions to its stockholders after the relevant determination.

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

Our cash distributions are not guaranteed and may fluctuate.

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

Lamar Advertising elected to qualify as a REIT for the taxable year ended December 31, 2014 and, therefore, has limited operating history as a REIT. In addition, prior to January 1, 2014, its senior management team has limited experience operating a REIT. The Company cannot assure you that its management’s past experience will be sufficient to continue to operate the Company successfully as a REIT. Failure to maintain REIT status could adversely affect Lamar Advertising’s and its subsidiaries’ financial condition, results of operations, cash flow, per share trading price of Lamar Advertising’s Class A common stock and ability to satisfy debt service obligations.

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

Changes to the U.S. Tax Code, such as the recently passed Tax Cuts and Jobs Act, could have a negative effect on Lamar Advertising and its subsidiaries including Lamar’s ability to deduct the full amount of its significant interest expense.

On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes). The TCJA also imposes new limitations on the deduction of net operating losses, which may result in Lamar Advertising having to make additional distributions in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us, Lamar Advertising and its subsidiaries and shareholders.

Additionally, the TCJA may potentially limit Lamar Advertising’s ability to deduct the full amount of its interest expense. For taxable years beginning after December 31, 2017, interest deductions for businesses with average annual gross receipts of over $25 million are capped at 30% of the business’ “adjusted taxable income” plus business interest income pursuant to the TCJA. In calculating “adjusted taxable income” for these purposes, for taxable years beginning after December 31, 2017 and before January 1, 2022, this is computed without regard to deductions allowable for depreciation, amortization, or depletion (EBITDA). For taxable years beginning after December 31, 2021, “adjusted taxable income” is calculated by taking deductions allowable for depreciation, amortization, or depletion into account (EBIT). This limitation, however, does not apply to an “electing real property trade or business.” As a REIT, Lamar Advertising would generally constitute a real property trade or businesses, and thus would retain the ability to fully deduct interest expenses if it makes such an election. However, an entity making such an election must use a longer depreciation cost recovery period for its property. Lamar Advertising has not yet determined whether it will make such election in the current tax year or in the future.

Further legislative changes or other actions affecting REITs could have a negative effect on Lamar Advertising and its subsidiaries.

At any time, the U.S. federal income tax laws governing REITs or the administrative and judicial interpretations of those laws may be amended or interpreted in a different manner. Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the U.S. Department of the Treasury, and state taxing authorities. Additional changes to the tax laws, regulations and administrative and judicial interpretations, which may have retroactive application, could adversely affect Lamar Advertising and its subsidiaries. The Company cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations and administrative and judicial interpretations applicable to Lamar Advertising may be changed. Accordingly, the Company cannot assure you that any such change will not significantly affect Lamar Advertising’s ability to qualify for taxation as a REIT or the federal income tax consequences to it of such qualification

The ability of the board of directors of Lamar Advertising to revoke its REIT election, without stockholder approval, may cause adverse consequences to its stockholders.

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

Our management headquarters is located in Baton Rouge, Louisiana. We also own 127 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 138 operating facilities at an aggregate lease expense for 2017 of approximately $8.3 million.

We own over 7,600 parcels of property beneath our outdoor advertising structures. As of December 31, 2017, we leased over 69,700 active outdoor sites, accounting for a total annual lease expense of approximately $258.9 million. This amount represented approximately 19% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

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

The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the NASDAQ Global Select Market under the symbol “LAMR.” As of December 31, 2017, the Class A common stock was held by 107 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.

The following table sets forth, for the periods indicated, the high and low sales prices for the Class A common stock:

	High	Low
Year ended December 31, 2017
First Quarter	$79.09	$67.10
Second Quarter	$75.89	$66.56
Third Quarter	$74.47	$62.45
Fourth Quarter	$79.16	$66.31
Year ended December 31, 2016
First Quarter	$61.62	$49.73
Second Quarter	$66.37	$60.02
Third Quarter	$69.35	$59.58
Fourth Quarter	$68.85	$58.68

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

During the years ended December 31, 2017 and 2016, we declared and paid the following regular cash distributions to the holders of our Class A and Class B common stock:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
February 23, 2017	March 31, 2017	March 15, 2017	$0.83	$81.2
May 25, 2017	June 30, 2017	June 15, 2017	$0.83	$81.3
August 29, 2017	September 29, 2017	September 15, 2017	$0.83	$81.4
November 28, 2017	January 2, 2018	December 18, 2017	$0.83	$81.5

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
February 25, 2016	March 31, 2016	March 16, 2016	$0.75	$72.7
May 26, 2016	June 30, 2016	June 16, 2016	$0.75	$72.9
August 29, 2016	September 30, 2016	September 16, 2016	$0.76	$73.9
December 8, 2016	December 30, 2016	December 19, 2016	$0.76	$74.0

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

	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Statement of Income Data:
Net revenues	$1,541,260	$1,500,294	$1,353,396	$1,287,060	$1,245,842
Operating expenses:
Direct advertising expenses	540,880	525,597	473,760	453,269	436,844
General and administrative expenses	338,573	345,789	313,941	299,878	288,786
Depreciation and amortization	211,104	204,958	191,433	258,435	300,579
Gain on disposition of assets	(4,664)	(15,095)	(8,765)	(3,192)	(3,804)
Total operating expenses	1,085,893	1,061,249	970,369	1,008,390	1,022,405
Operating income	455,367	439,045	383,027	278,670	223,437
Other expense (income):
Loss on extinguishment of debt	71	3,198	—	26,023	14,345
Other-than-temporary impairment of investment	—	—	—	4,069	—
Interest income	(6)	(6)	(34)	(102)	(165)
Interest expense	128,396	123,688	98,433	105,254	146,277
Total other expense	128,461	126,880	98,399	135,244	160,457
Income before income taxes	326,906	312,165	284,628	143,426	62,980
Income tax expense (benefit)	9,230	13,356	22,058	(110,092)	22,841
Net income	317,676	298,809	262,570	253,518	40,139
Preferred stock dividends	365	365	365	365	365
Net income applicable to common stock	$317,311	$298,444	$262,205	$253,153	$39,774
Net income per share basic	$3.24	$3.07	$2.72	$2.66	$0.42
Net income per share diluted	$3.23	$3.05	$2.72	$2.66	$0.42
Cash dividends declared per common share	$3.32	$3.02	$2.75	$2.50	$—
Statement of Cash Flow Data:
Cash flows provided by operating activities	$507,016	$521,823	$477,650	$452,529	$394,705
Cash flows used in investing activities	$400,066	$680,983	$253,880	$163,997	$191,869
Cash flows provided by (used in) financing activities	$(28,641)	$171,908	$(224,808)	$(294,315)	$(227,195)
Balance Sheet Data(1)
Cash and cash equivalents	$115,471	$35,530	$22,327	$26,035	$33,212
Working capital	94,525	36,929	44,902	47,803	36,705
Total assets	4,214,345	3,898,884	3,363,744	3,318,818	3,401,618
Total debt (including current maturities)	2,556,690	2,349,183	1,891,450	1,899,895	1,938,802
Total long-term obligations	2,784,858	2,552,032	2,105,855	2,112,011	2,223,319
Stockholders’ equity	1,103,493	1,069,528	1,021,059	981,466	932,946

(1)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2017, 2016 and 2015. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash,” for more information. During the year ended December 31, 2017, the Company completed acquisitions for a total cash purchase price of approximately $297.3 million.  See “Uses of Cash-Acquisitions,” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past three years:

	2017	2016	2015
	(In thousands)
Billboard — Traditional	$36,015	$48,009	$32,283
Billboard — Digital	40,218	33,181	49,531
Logos	9,614	7,781	9,420
Transit	2,863	700	510
Land and buildings	13,690	10,295	10,629
PP&E	6,929	7,646	8,052
Total capital expenditures	$109,329	$107,612	$110,425

We expect our 2018 capital expenditures to approximate our 2017 spending.

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

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	35.1%	35.0%	35.0%
General and administrative expenses	17.9%	18.0%	17.9%
Corporate expenses	4.0%	5.1%	5.3%
Depreciation and amortization	13.7%	13.7%	14.1%
Operating income	29.5%	29.3%	28.3%
Loss on extinguishment of debt	0.0%	0.2%	0.0%
Interest expense	8.3%	8.2%	7.3%
Income tax expense	0.6%	0.9%	1.6%
Net income	20.6%	19.9%	19.4%

Year ended December 31, 2017 compared to Year ended December 31, 2016

Net revenues increased $41.0 million or 2.7% to $1.541 billion for the year ended December 31, 2017 from $1.500 billion for the same period in 2016. This increase was attributable primarily to an increase in billboard net revenues of $28.6 million or 2.2% over the prior period, which is primarily related to the integration of outdoor assets acquired during 2016 and 2017, and the addition of approximately 275 digital displays during the year ended December 31, 2017.  In addition, logo sign revenue increased $2.4 million, which represents an increase of 3.0% over the prior period.  Transit revenue increased $10.0 million, which represents an increase of 9.3% over the prior period, primarily due to several new transit and airport markets acquired in 2017.

Net revenues for the year ended December 31, 2017, as compared to acquisition-adjusted net revenues for the comparable period in 2016, increased $15.5 million, or 1.0%. The $15.5 million increase in revenue primarily consisted of an $8.3 million increase in billboard revenue, a $3.1 million increase in logo revenue and a $4.1 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2016. See “Reconciliations” below.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $8.1 million or 0.9% to $879.5 million for the year ended December 31, 2017. The $8.1 million increase over the prior year is comprised of a $22.1 million increase in operating expenses related to the operations of our outdoor advertising assets, partially offset by a decrease in corporate expenses of $14.0 million primarily due to a reduction in stock-based compensation of $15.1 million over the same period in 2016.

Depreciation and amortization expense increased $6.1 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to depreciation and amortization on the assets acquired during 2016 and 2017.

Gain on disposition of assets for the year ended December 31, 2017 decreased $10.4 million over the same period in 2016.  The $10.4 million decrease is comprised of a $6.2 million decrease in non-cash gains recognized for acquisition swap transactions in 2017 as compared to the same period in 2016, approximately $1.0 million of losses in Puerto Rico related to hurricane Maria in the fourth quarter of 2017 and a $2.8 million decrease in gains related to various transactions of inventory sold during the year ended December 31, 2017 as compared to the same period in 2016.

Due primarily to the above factors, operating income increased $16.3 million to $455.4 million for the year ended December 31, 2017 compared to $439.0 million for the same period in 2016.

During the year ended December 31, 2017, the Company recognized a $0.1 million loss on extinguishment of debt related to the amendment of Lamar Media’s senior credit facility as compared to a $3.2 million loss on debt extinguishment recognized in 2016 related to the prepayment of Lamar Media’s Term A-1 loan under its senior credit facility.

Interest expense increased approximately $4.7 million from $123.7 million for the year ended December 31, 2016 to $128.4 million for the year ended December 31, 2017, primarily as a result of increased debt outstanding due to the refinancing of Lamar Media’s senior credit facility in 2017. See —“Uses of Cash “for more information.

The increase in operating income and decrease in loss on extinguishment of debt, offset by the increase in interest expense over the comparable period in 2016, resulted in a $14.7 million increase in net income before income taxes. The Company recognized $9.2 million in income tax expense for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2017 is approximately 2.8%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the year ended December 31, 2017 of $317.7 million, as compared to net income of $298.8 million for the same period in 2016.

Reconciliations:

Because acquisitions occurring after December 31, 2015  have contributed to our net revenue results for the periods presented, we provide 2016 acquisition-adjusted net revenue, which adjusts our 2016 net revenue for the year ended December 31, 2016 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2017.

Reconciliations of 2016 reported net revenue to 2016 acquisition-adjusted net revenue for the year ended December 31, 2016 as well as a comparison of 2016 acquisition-adjusted net revenue to 2017 reported net revenue for the year ended December 31, 2017, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2017	2016
	(in thousands)
Reported net revenue	$1,541,260	$1,500,294
Acquisition net revenue	—	25,424
Adjusted totals	$1,541,260	$1,525,718

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$317,676	$298,809	$18,867	6.3%
Income tax expense	9,230	13,356	(4,126)
Loss on extinguishment of debt	71	3,198	(3,127)
Interest expense (income), net	128,390	123,682	4,708
Gain on disposition of assets	(4,664)	(15,095)	10,431
Depreciation and amortization	211,104	204,958	6,146
Stock-based compensation expense	9,599	28,560	(18,961)
Adjusted EBITDA	$671,406	$657,468	$13,938	2.1%

Adjusted EBITDA for the year ended December 31, 2017 increased 2.1% to $671.4 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) of $25.7 million, and was partially offset by an increase in general and administrative and corporate expenses of $11.7 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$317,676	$298,809	$18,867	6.3%
Depreciation and amortization related to real estate	198,630	190,964	7,666
Gain from disposition of real estate assets and investments	(4,185)	(14,789)	10,604
Adjustments for unconsolidated affiliates and non-controlling interest	839	605	234
FFO	$512,960	$475,589	$37,371	7.9%
Straight-line (income) expense	(754)	255	(1,009)
Stock-based compensation expense	9,599	28,560	(18,961)
Non-cash portion of tax provision	804	(343)	1,147
Non-real estate related depreciation and amortization	12,474	13,994	(1,520)
Amortization of deferred financing costs	5,120	5,333	(213)
Loss on extinguishment of debt	71	3,198	(3,127)
Capital expenditures – maintenance	(43,119)	(37,090)	(6,029)
Adjustments for unconsolidated affiliates and non-controlling interest	(839)	(605)	(234)
AFFO	$496,316	$488,891	$7,425	1.5%

FFO for the year ended December 31, 2017 was $513.0 million as compared to FFO of $475.6 million for the same period in 2016. AFFO for the year ended December 31, 2017 increased 1.5% to $496.3 million as compared to $488.9 million for the same period in 2016. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization), offset by increases in general and administrative and corporate expenses (excluding the effect of stock based compensation expense) and maintenance capitalized expenditures.

Year ended December 31, 2016 compared to Year ended December 31, 2015

Net revenues increased $146.9 million or 10.9% to $1.50 billion for the year ended December 31, 2016 from $1.35 billion for the same period in 2015. This increase was attributable primarily to an increase in billboard net revenues of $125.0 million or 10.5% over the prior period, which is primarily related to the integration of outdoor assets acquired during 2015 and 2016, which included five new U.S. markets in January 2016 from Clear Channel Outdoor Holdings, Inc. and the addition of approximately 300 digital displays during the year ended December 31, 2016.  In addition, logo sign revenue increased $5.7 million, which represents an increase of 7.6% over the prior period, primarily due to the addition of a logo program in Tennessee and an overall increase in occupancy in all other logo markets.  Transit revenue increased $16.2 million, which represents an increase of 17.7% over the prior period, primarily due to the acquisition of Alliance Airports in July 2015.

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

Reconciliations:

Because acquisitions occurring after December 31, 2014 have contributed to our net revenue results for the periods presented, we provide 2015 acquisition-adjusted net revenue, which adjusts our 2015 net revenue for the year ended December 31, 2015 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2016.

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

Adjusted EBITDA for the year ended December 31, 2016 increased 11.1% to $657.5 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $95.1 million, and was partially offset by an increase in general and administrative and corporate expenses of $29.2 million, excluding the impact of stock-based compensation expense.

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

Sources of Cash

Total Liquidity at December 31, 2017. As of December 31, 2017 we had approximately $354.6 million of total liquidity, which is comprised of approximately $115.5 million in cash and cash equivalents and approximately $239.1 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility, and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the years ended December 31, 2017, 2016 and 2015 our cash provided by operating activities was $507.0 million, $521.8 million and $477.7 million, respectively. The decrease in cash provided by operating activities for the year ended December 31, 2017 over the same period in 2016 relates to an increase in revenues offset by increases in operating expenses (excluding depreciation and amortization) and a net increase in operating assets and liabilities. We generated cash flows from operations during 2017 in excess of our cash needs for operations and capital expenditures as described herein. We used the excess cash generated principally to pay dividends and fund our acquisitions. See — “Cash Flows” for more information.

Credit Facilities.  On May 15, 2017, Lamar Media entered into a Third Restatement Agreement (“Restatement Agreement”) with the Company, certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto, under which the parties agreed to amend and restate Lamar Media’s existing senior credit facility.  The Restatement Agreement amended and restated the Second Amended and Restated Credit Agreement dated as of February 3, 2014, as amended, which consisted of a $400.0 million revolving credit facility and a $300.0 million Term A loan facility.  On January 7, 2016, Lamar Media entered into Incremental Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of February 3, 2014 with the Company, certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. The Incremental Amendment established a $300.0 million Term A-1 loan as a new class of incremental term loan. Lamar Media borrowed the $300.0 million in Term A-1 loans on January 7, 2016. The Term A-1 loan was repaid in full with the proceeds of an intuitional private placement of senior notes on January 28, 2016.

Lamar Media’s Third Amended and Restated Credit Agreement dated as of May 15, 2017 (as amended, the “senior credit facility”) consists of (i) a new $450.0 million senior secured revolving credit facility which will mature on May 15, 2022, (ii) a new $450.0 million Term A loan facility (the “Term A loans”)  which will mature on May 15, 2022, and (iii) an incremental facility pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to pro forma compliance with the secured debt ratio financial maintenance covenant described under “Restrictions under Senior Credit Facility.”

Under the senior credit facility Lamar Media borrowed all $450.0 million in Term A loans on May 15, 2017.  The net proceeds, together with borrowing under the revolving portion of senior credit facility and cash on hand, were used to repay all outstanding amounts under the existing senior credit facility, and all revolving commitments under that facility were terminated.

As of December 31, 2017, the aggregate balance outstanding under the senior credit facility was $636.8 million, consisting of $438.8 million outstanding in Term A loans and $198.0 million of revolving credit loans.  In addition, Lamar Media had approximately $239.1 million of unused capacity under the revolving credit facility included in the senior credit facility.

Note Offerings. On January 28, 2016, Lamar Media completed an institutional private placement of $400 million aggregate principal amount of its 5 3/4% Senior Notes due 2026. The institutional private placement resulted in net proceeds to Lamar Media, after payment of fees and expenses of approximately $394.5 million. Lamar Media used the proceeds of this offering to repay the $300.0 million Term A-1 loan, which it borrowed on January 7, 2016 in order to fund the acquisition of certain assets of Clear Channel Outdoor Holdings, Inc., and a portion of the borrowing outstanding under its revolving credit facility.  On September 1, 2016, Lamar Media completed an exchange offer for all of its then outstanding 5 3/4% Senior Notes, which were not registered under the Securities Act of 1933, as amended, for an equal principal amount of newly issued 5 3/4% Senior Notes that were so registered.  Lamar Media did not receive any proceeds from the exchange offer.

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

Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding $500 million 5 7/8% Senior Subordinated Notes issued in February 2012 (the “5 7/8% Senior Subordinated Notes”), $535 million 5% Senior Subordinated Notes issued in October 2012 (the “5% Senior Subordinated Notes”), $510 million 5 3/8% Senior Notes issued in January 2014 (the “5 3/8% Senior Notes”) and the $400 million 5 3/4% Senior Notes issued in January 2016 (the “5 3/4%  Senior Notes”).   On February 16, 2018, we announced that we intend to redeem all $500.0 million in aggregate outstanding principal amount of our 5 7/8% Senior Subordinated Notes on March 19, 2018.

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At December 31, 2017, and currently, we were in compliance with all such tests under the senior credit facility.

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

Lamar Media is restricted from incurring additional indebtedness subject to exceptions, one of which is that it may incur additional indebtedness not exceeding the greater of $250.0 million and 6% of its total assets.

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

Under the senior credit facility, “EBITDA” means, for any period, operating income for Lamar Advertising, Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated (A) before (i) taxes, (ii) interest expense, (iii) depreciation, (iv) amortization, (v) any other non-cash income or charges accrued for such period, (vi) charges and expenses in connection with the senior credit facility, any actual or proposed acquisition, disposition or investment (excluding, in each case, purchases and sales of advertising space and operating assets in the ordinary course of business) and any actual or proposed offering of securities, incurrence or repayment of indebtedness (or amendment to any agreement relating to indebtedness), including any refinancing thereof, or recapitalization and (vii) any loss or gain relating to amounts paid or earned in cash prior to the stated settlement date of any swap agreement that has been reflected in operating income for such period) and (B) after giving effect to the amount of cost savings, operating expense reductions and other operating improvements or synergies projected by Lamar Media in good faith to be realized as a result of any acquisition, investment, merger, amalgamation or disposition within 18 months of any such acquisition, investment, merger, amalgamation or disposition, net of the amount of actual benefits realized during such period from such action; provided, (a) the aggregate amount for all such cost savings, operating expense reductions and other operating improvements or synergies will not exceed an amount equal to 15% of EBITDA for the applicable four quarter period and (b) any such adjustment to EBITDA may only take into account cost savings, operating expense reductions and other operating improvements or synergies that are (I) directly attributable to such acquisition, investment, merger, amalgamation or disposition, (II) expected to have a continuing impact on Lamar Media and its restricted subsidiaries and (III) factually supportable, in each case all as certified by the chief financial officer of Lamar Media) on behalf of Lamar Media, and excluding (except to the extent received or paid in cash by Lamar Advertising, Lamar Media or any of its restricted subsidiaries income or loss attributable to equity in affiliates for such period), excluding any extraordinary and unusual gains or losses during such period, and excluding the proceeds of any casualty events and dispositions. For purposes hereof, the effect thereon of any adjustments required under Statement of Financial Accounting Standards No. 141R shall be excluded.  If during any period for which EBITDA is being determined, Lamar Media has consummated any acquisition or disposition, EBITDA will be determined on a pro forma basis as if such acquisition or disposition had been made or consummated on the first day of such period.

The Company believes that its current level of cash on hand, availability under the senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2018. All debt obligations are reflected on the Company’s balance sheet.

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $109.3 million for the year ended December 31, 2017. We anticipate our 2018 total capital expenditures will closely approximate our 2017 spending.

Acquisitions. During the year ended December 31, 2017, the Company completed approximately 50 acquisitions for a cash purchase price of $297.3 million, which included the acquisition of more than 2,700 billboard displays across various markets.  The acquisitions occurring during the year ended December 31, 2017 were financed using available cash on hand or borrowings under its revolving credit facility.

Stock Repurchase Program. On December 11, 2014, the Company announced that its Board of Directors authorized the repurchase of up to $250 million of the Company’s Class A common stock. There were no repurchases under the repurchase program and the repurchase program expired on June 30, 2016.

Note Redemption. On February 16, 2018, Lamar Media announced its intent to redeem in full all $500.0 million in aggregate principal amount of its outstanding 5 7/8% Senior Subordinated Notes.  The redemption will be made in accordance with the terms of the indenture governing the notes and terms of the notice of redemption.  Lamar Media expects the notes to be redeemed on March 19, 2018 at a redemption price equal to 101.958% of the aggregate principal amount of the outstanding notes, plus accrued and unpaid interest up to (but not including) the redemption date.  Lamar intends to fund the redemption through borrowings from the establishment of a new term loan facility under Lamar Media’s senior credit facility.  See Sources of Cash-Credit Facility for more information.

Term A Loans. The Term A loans mature on May 15, 2022 and began amortizing on September 30, 2017.  As of December 31, 2017, the remaining quarterly installments scheduled to be paid on each March 31, June 30, September 30 and December 31 are as follows:

Principal Payment Date	Principal Amount (in thousands)
March 31, 2018-June 30, 2019	$5,625.0
September 30, 2019-June 30, 2020	$8,437.5
September 30, 2020-March 31, 2022	$16,875.0
Term A Loan Maturity Date	$253,125.0

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

Dividends. On February 22, 2018, Lamar Advertising Company’s Board of Directors declared a quarterly cash dividend of $0.91 per share payable on March 29, 2018 to its stockholders of record of its Class A common stock and Class B common stock on March 19, 2018. The Company expects aggregate quarterly distributions to stockholders in 2018, including the dividend payable on March 29, 2018 (but excluding the dividend paid on January 2, 2018, described below), will total $3.65 per common share.

During the year ended December 31, 2017, the Company declared distributions of $325.5 million or $3.32 per share of common stock, including paid distributions of $243.9 million or $2.49 per share of common stock. On January 2, 2018, the Company paid its quarterly distribution declared on November 28, 2017 of $0.83 per share to its stockholders of record of its Class A common stock and Class B common stock on December 18, 2017, for approximately $81.5 million.

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

Debt Service and Contractual Obligations. As of December 31, 2017, we had outstanding debt of approximately $2.56 billion. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under the senior credit facility. In addition, it has fixed commercial commitments. These commitments are detailed as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Long-Term Debt	$2,556.7	$17.7	$68.5	$1,027.1	$1,443.4
Interest obligations on long term debt(1)	739.5	132.7	268.4	227.1	111.3
Billboard site and other operating leases	1,549.5	198.8	305.3	236.3	809.1
Total payments due	$4,845.7	$349.2	$642.2	$1,490.5	$2,363.8

(1)	Interest rates on our variable rate instruments are assuming rates at the December 2017 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Revolving Bank Facility(2)	$450.0	$—	$—	$450.0	$—
Standby Letters of Credit(3)	$12.9	$12.5	$0.4	$—	$—

(2)	Lamar Media had $198.0 million outstanding under the revolving facility at December 31, 2017.
(3)	The standby letters of credit are issued under Lamar Media’s revolving credit facility and reduce the availability of the facility by the same amount.

Cash Flows

The Company’s cash flows provided by operating activities decreased by $14.8 million for the year ended December 31, 2017, primarily resulting from an increase in revenues of approximately $41.0 million, offset by an increase of interest expense of approximately $4.7 million, an increase of operating expenses (excluding stock-based compensation) of approximately $27.0 million and an increase in operating net assets of $29.0 million, as compared to the comparable period in 2016.

Cash flows used in investing activities decreased $280.9 million from $681.0 million in 2016 to $400.1 million in 2017 primarily due to a decrease in acquisition activity of $287.7 million as compared to the same period in 2016.

The Company’s cash flows used in financing activities was $28.6 million for the year ended December 31, 2017 as compared to cash flows provided by financing activities of $171.9 million in 2016.  This decrease in cash provided by financing activities of $200.5 million for the year ended December 31, 2017 is primarily due to the fact that the Company received proceeds from its note offering in 2016 but did not conduct a similar offering in 2017, offset by the reduction of cash paid for dividends and distributions over the comparable period in 2016.

Effect of Recent Hurricanes and Named Storms

The Company has operations in the southeastern United States and the Caribbean island of Puerto Rico, and as such, its operations in those geographical areas may be impacted by disruptions related to tropical storms, should they occur.

During August and September 2017, there were three named storms which made landfall in the Southeastern portion of the United States and Puerto Rico.  Specifically, hurricane Harvey made landfall in August and primarily affected markets in southeast Texas; hurricane Irma made landfall on September 12, 2017 and primarily affected markets in Florida and Georgia; and hurricane Maria made landfall on September 20, 2017 and primarily affected Puerto Rico.

The Company has developed contingency plans designed to mitigate damage to our assets, such as removing the faces of our billboard signs prior to the storms making landfall, which better enables the structures to withstand high winds during the storm, and this approach was largely successful.  The named storms affecting the markets in Florida, Georgia and Texas caused little or no damage to our structures and minimal effect to our revenue, operations and/or operating income for the year ended December 31, 2017. Our operations in those markets were fully operational as of September 30, 2017.

While our physical billboard structure inventory in Puerto Rico was also largely unaffected by hurricane Maria, the island was not.  The island was largely without power for most of the fourth quarter of 2017 and the storm had a significant impact on our customers in the short-term. Consequently, the Company recognized only $0.3 million in revenue for the three months ended December 31, 2017, as compared to $2.9 million for the three months ended December 31, 2016. Currently, conditions are continuing to improve, and while it may take several months for our Puerto Rico operations to be fully functioning, the Company does not expect the impact of this storm to materially impact consolidated revenue, operating income or net income for 2018.  For the years ended December 31, 2017 and 2016, the revenues from our Puerto Rico operations comprised only 0.5% and 0.7% of our total consolidated net revenue, respectively.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to intangible assets, goodwill impairment and asset retirement obligations. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events and, where applicable, established valuation techniques. These estimates form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Intangible Assets. The Company has significant intangible assets recorded on its balance sheet. Intangible assets primarily represent site locations of $699.1 million and customer relationships of $80.3 million associated with the Company’s acquisitions. The fair values of intangible assets recorded are determined using discounted cash flow models that require management to make assumptions related to future operating results, including projecting net revenue growth discounted using current cost of capital rates, of each acquisition and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangibles may exist and a charge to income would be made in the period such impairment is determined. Historically no impairment charge has been required with respect to the Company’s intangible assets.

Goodwill Impairment. The Company has a significant amount of goodwill on its consolidated balance sheet and must perform an impairment test of goodwill annually or on a more frequent basis if events and circumstances indicate that the asset might be impaired. We have identified two reporting units (Logo operations and Billboard operations) in accordance with Accounting Standards Codification (“ASC”) 350 and no changes have been made to our reporting units from the prior period.

When testing for impairment, we employ a discounted cash flow analysis to determine the fair value of each reporting unit. The key assumptions used in the analysis for each reporting unit include future operating performance, terminal rate of growth and weighted average cost of capital. To the extent the carrying amount exceeds the fair value of each reporting unit, we would record an impairment charge. During the year ended December 31, 2017, the fair value of each reporting unit exceeded the carrying value and no impairment charge was recorded.

Asset Retirement Obligations. The Company had an asset retirement obligation of $215.1 million as of December 31, 2017. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.

This calculation includes 100% of the Company’s billboard structures on leased land (which currently consist of approximately 74,500 structures). The Company uses a 15-year retirement period based on historical operating experience in its core markets, including the actual time that billboard structures have been located on leased land in such markets and the actual length of the leases in the core markets, which includes the initial term of the lease, plus consideration of any renewal period. Historical third-party cost information is used to estimate the cost of dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on the Company’s historical credit-adjusted risk free rate.

ACCOUNTING STANDARDS AND REGULATORY UPDATE

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (Codified as ASC 606), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method.

The Company completed its review of contracts during the fourth quarter of 2017 and determined the adoption of ASC 606 will not have a material impact on our consolidated financial statements. The substantial majority of the Company’s revenues are derived from billboard, logo and transit space contracts with customers which are currently accounted for as leases under ASC 840, Leases. We will continue to account for these revenues under ASC 840, Leases through December 31, 2018. Through our contract review we have determined the majority of our space contracts with customers will not meet the criteria of a lease upon the Company’s adoption of ASU No. 2016-02, Leases on January 1, 2019. Beginning January 1, 2019 our revenues from new and modified contracts for billboard, logo and transit space will be accounted for within ASC 606, Revenue from Contracts with Customers. Our production revenues will be recognized in accordance with ASC 606 beginning January 1, 2018. We adopted the provisions of ASU No. 2014-09 using the cumulative effect transition method. The Company will not have an adjustment to its opening balance of retained earnings for the adoption of this update.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases.  The update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements.  The amendments in this update are effective beginning January 1, 2019 with retrospective application. The Company is the process of assessing the impact ASU No. 2016-02 will have on our consolidated financial statements. The Company expects the primary impact to our consolidated financial statements will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under non-cancelable operating leases are disclosed in Note 6.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  The update is designed to simplify accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The update is effective for annual periods beginning January 1, 2017 with early adoption permitted.  The adoption of this updated did not have a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the definition of a business.  The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses.  The update is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  Early adoption is allowed for transactions which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company adopted the update in ASU No. 2017-01 for transactions which occurred on or after October 1, 2016. The adoption of this update did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The update simplifies how a company completes its goodwill impairment test by eliminating the two-step process, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. The update requires completing the goodwill impairment test by comparing the difference between the reporting units carrying value and fair value.  Goodwill charges, if any, would be determined by reducing the goodwill balance by the excess of the reporting unit’s carrying value over its fair value.  The update is effective for annual and interim fiscal periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on or after January 1, 2017.  The Company adopted this update for its December 31, 2017 goodwill impairment test.

In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842) – Land Easement Practical Expedient for Transition to Topic 842. The update provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 upon adoption. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease.  The Company plans to elect the provided practical expedients within this update upon our adoption of Topic 842.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2017, 2016 and 2015. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	35.1%	35.0%	35.0%
General and administrative expenses	17.9%	18.0%	17.9%
Corporate expenses	4.0%	5.1%	5.3%
Depreciation and amortization	13.7%	13.7%	14.1%
Operating income	29.6%	29.3%	28.3%
Loss on extinguishment of debt	0.0%	0.2%	0.0%
Interest expense	8.3%	8.2%	7.3%
Income tax expense	0.6%	0.9%	1.6%
Net income	20.6%	19.9%	19.4%

Year ended December 31, 2017 compared to Year ended December 31, 2016

Net revenues increased $41.0 million or 2.7% to $1.541 billion for the year ended December 31, 2017 from $1.500 billion for the same period in 2016. This increase was attributable primarily to an increase in billboard net revenues of $28.6 million or 2.2% over the prior period, which is primarily related to the integration of outdoor assets acquired during 2016 and 2017, and the addition of approximately 275 digital displays during the year ended December 31, 2017.  In addition, logo sign revenue increased $2.4 million, which represents an increase of 3.0% over the prior period.  Transit revenue increased $10.0 million, which represents an increase of 9.3% over the prior period, primarily due to several new transit and airport markets acquired in 2017.

Net revenues for the year ended December 31, 2017, as compared to acquisition-adjusted net revenues for the comparable period in 2016, increased $15.5 million, or 1.0%. The $15.5 million increase in revenue primarily consisted of an $8.3 million increase in billboard revenue, a $3.1 million increase in logo revenue and a $4.1 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2016. See “Reconciliations” below.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $8.1 million or 0.9% to $879.1 million for the year ended December 31, 2017. The $8.1 million increase over the prior year is comprised of a $22.1 million increase in operating expenses related to the operations of our outdoor advertising assets, partially offset by a decrease in corporate expenses of $14.0 million primarily due to a reduction in stock-based compensation of $15.1 million over the same period in 2016.

Depreciation and amortization expense increased $6.1 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to depreciation and amortization on the assets acquired during 2016 and 2017.

Gain on disposition of assets for the year ended December 31, 2017 decreased $10.4 million over the same period in 2016.  The $10.4 million decrease is comprised of a $6.6 million decrease in non-cash gains recognized for acquisition swap transactions in 2017 as compared to the same period in 2016, approximately $1.0 million of losses in Puerto Rico related to hurricane Maria in the fourth quarter of 2017 and a $2.8 million decrease in gains related to various transactions of inventory sold during the year ended December 31, 2017 as compared to the same period in 2016.

Due primarily to the above factors, operating income increased $16.3 million to $455.7 million for the year ended December 31, 2017 compared to $439.4 million for the same period in 2016.

During the year ended December 31, 2017, Lamar Media recognized a $0.1 million loss on extinguishment of debt related to the amendment of its senior credit facility as compared to a $3.2 million loss on debt extinguishment recognized in 2016 related to the prepayment of its Term A-1 loan under the senior credit facility.

Interest expense increased approximately $4.7 million from $123.7 million for the year ended December 31, 2016 to $128.4 million for the year ended December 31, 2017, primarily resulting from an increase in debt outstanding due to the refinancing of Lamar Media’s senior credit facility in 2017. See —“Uses of Cash “for more information.

The increase in operating income and decrease in loss on extinguishment of debt, offset by the increase in interest expense over the comparable period in 2016, resulted in a $14.8 million increase in net income before income taxes. Lamar Media recognized $9.2 million in income tax expense for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2017 is approximately 2.8%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2017 of $318.1 million, as compared to net income of $299.2 million for the same period in 2016.

Reconciliations:

Because acquisitions occurring after December 31, 2015 have contributed to our net revenue results for the periods presented, we provide 2016 acquisition-adjusted net revenue, which adjusts our 2016 net revenue for the year ended December 31, 2016 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2017.

Reconciliations of 2016 reported net revenue to 2016 acquisition-adjusted net revenue for the year ended December 31, 2016 as well as a comparison of 2016 acquisition-adjusted net revenue to 2017 reported net revenue for the year ended December 31, 2017, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2017	2016
	(in thousands)
Reported net revenue	$1,541,260	$1,500,294
Acquisition net revenue	—	25,424
Adjusted totals	$1,541,260	$1,525,718

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$318,058	$299,181	$18,877	6.3%
Income tax expense	9,230	13,356	(4,126)
Loss on extinguishment of debt	71	3,198	(3,127)
Interest expense (income), net	128,390	123,682	4,708
Gain on disposition of assets	(4,664)	(15,095)	10,431
Depreciation and amortization	211,104	204,958	6,146
Stock-based compensation expense	9,599	28,560	(18,961)
Adjusted EBITDA	$671,788	$657,840	$13,948	2.1%

Adjusted EBITDA for the year ended December 31, 2017 increased 2.1% to $671.8 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) of $25.7 million, and was partially offset by an increase in general and administrative and corporate expenses of $11.7 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2017	2016	(Decrease)	(Decrease)
Net income	$318,058	$299,181	$18,877	6.3%
Depreciation and amortization related to real estate	198,630	190,964	7,666
Gain from disposition of real estate assets and investments	(4,185)	(14,789)	10,604
Adjustments for unconsolidated affiliates and non-controlling interest	839	605	234
FFO	$513,342	$475,961	$37,381	7.9%
Straight-line (income) expense	(754)	255	(1,009)
Stock-based compensation expense	9,599	28,560	(18,961)
Non-cash portion of tax provision	804	(343)	1,147
Non-real estate related depreciation and amortization	12,474	13,994	(1,520)
Amortization of deferred financing costs	5,120	5,333	(213)
Loss on extinguishment of debt	71	3,198	(3,127)
Capital expenditures – maintenance	(43,119)	(37,090)	(6,029)
Adjustments for unconsolidated affiliates and non-controlling interest	(839)	(605)	(234)
AFFO	$496,698	$489,263	$7,435	1.5%

FFO for the year ended December 31, 2017 was $513.3 million as compared to FFO of $476.0 million for the same period in 2016. AFFO for the year ended December 31, 2017 increased 1.5% to $496.7 million as compared to $489.3 million for the same period in 2016. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization), offset by increases in general and administrative and corporate expenses (excluding the effect of stock based compensation expense) and maintenance capitalized expenditures.

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

Reconciliations:

Because acquisitions occurring after December 31, 2014 have contributed to our net revenue results for the periods presented, we provide 2015 acquisition-adjusted net revenue, which adjusts our 2015 net revenue for the year ended December 31, 2015 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2016.

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

Adjusted EBITDA for the year ended December 31, 2016 increased 11.1% to $657.8 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $95.1 million, and was partially offset by an increase in general and administrative and corporate expenses of $29.1 million, excluding the impact of stock-based compensation expense.

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

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2017, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements.

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

At December 31, 2017 there was approximately $629.1 million of indebtedness outstanding under the senior credit facility, or approximately 24.6% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2017 with respect to borrowings under the senior credit facility was $16.6 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2017 was 3.0%. Assuming that the weighted average interest rate was 200 basis points higher (that is 5.0% rather than 3.0%), then the Company’s 2017 interest expense would have increased by approximately $10.2 million for the years ended December 31, 2017.

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

Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2017, Lamar Advertising’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lamar Advertising Company:

Opinion on Internal Control Over Financial Reporting

We have audited Lamar Advertising Company and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules II and III (collectively, the consolidated financial statements), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana
February 27, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lamar Advertising Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedules II and III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in note 20 to the consolidated financial statements, Lamar Advertising Company changed its method of accounting for business combinations effective October 1, 2016 due to the adoption of FASB ASU No. 2017-01, Clarifying the Definition of a Business.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 1999.

Baton Rouge, Louisiana
February 27, 2018

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

(In thousands, except share and per share data)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$115,471	$35,530
Receivables, net of allowance for doubtful accounts of $10,055 and $9,356 as of 2017 and 2016, respectively	201,699	189,935
Prepaid lease expenses	51,074	48,815
Other current assets	52,275	39,973
Total current assets	420,519	314,253
Property, plant and equipment (note 4)	3,384,723	3,294,251
Less accumulated depreciation and amortization	(2,170,585)	(2,111,536)
Net property, plant and equipment	1,214,138	1,182,715
Goodwill (note 5)	1,740,454	1,726,358
Intangible assets, net (note 5)	796,348	637,153
Other assets	42,886	38,405
Total assets	$4,214,345	$3,898,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,961	$17,653
Current maturities of long-term debt, net of deferred financing costs of $5,133 and $5,459 in 2017 and 2016, respectively (note 8)	17,664	33,916
Accrued expenses (note 7)	197,675	134,433
Deferred income	92,694	91,322
Total current liabilities	325,994	277,324
Long-term debt, net of deferred financing costs of $23,586 and $23,510 in 2017 and 2016, respectively (note 8)	2,539,026	2,315,267
Deferred income tax liabilities (note 11)	884	279
Asset retirement obligation (note 9)	215,089	210,889
Other liabilities	29,859	25,597
Total liabilities	3,110,852	2,829,356
Stockholders’ equity (note 13):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2017 and 2016	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized, 84,169,118 and 83,038,831 shares issued and 83,837,834 and 82,822,743 outstanding at 2017 and 2016, respectively	84	83
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,420,085 and 14,610,365 shares issued and outstanding at 2017 and 2016, respectively	14	15
Additional paid-in-capital	1,762,499	1,713,312
Accumulated comprehensive income (loss)	1,302	(624)
Accumulated deficit	(639,106)	(630,955)
Cost of shares held in treasury, 331,284 and 216,088 shares in 2017 and 2016, respectively	(21,300)	(12,303)
Stockholders’ equity	1,103,493	1,069,528
Total liabilities and stockholders’ equity	$4,214,345	$3,898,884

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2017, 2016 and 2015

(In thousands, except share and per share data)

	2017	2016	2015
Statements of Income
Net revenues	$1,541,260	$1,500,294	$1,353,396
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	540,880	525,597	473,760
General and administrative expenses (exclusive of depreciation and amortization)	276,229	269,423	242,182
Corporate expenses (exclusive of depreciation and amortization)	62,344	76,366	71,759
Depreciation and amortization (note 10)	211,104	204,958	191,433
Gain on disposition of assets	(4,664)	(15,095)	(8,765)
	1,085,893	1,061,249	970,369
Operating income	455,367	439,045	383,027
Other expense (income):
Loss on extinguishment of debt	71	3,198	—
Interest income	(6)	(6)	(34)
Interest expense	128,396	123,688	98,433
	128,461	126,880	98,399
Income before income tax expense	326,906	312,165	284,628
Income tax expense (note 11)	9,230	13,356	22,058
Net income	317,676	298,809	262,570
Preferred stock dividends	365	365	365
Net income applicable to common stock	$317,311	$298,444	$262,205
Earnings per share:
Basic earnings per share	$3.24	$3.07	$2.72
Diluted earnings per share	$3.23	$3.05	$2.72
Cash dividends declared per share of common stock	$3.32	$3.02	$2.75
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	97,930,555	97,129,614	96,321,578
Weighted average common shares outstanding diluted	98,369,865	97,693,424	96,375,130
Statements of Comprehensive Income
Net income	$317,676	$298,809	$262,570
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,926	554	(3,632)
Comprehensive income	$319,602	$299,363	$258,938

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017, 2016 and 2015

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2014	$—	81	15	—	1,611,775	2,454	(632,859)	981,466
Non-cash compensation	—	—	—	—	23,883	—	—	23,883
Exercise of 881,936 shares of stock options	—	1	—	—	23,371	—	—	23,372
Issuance of shares of common stock through employee purchase plan	—	—	—	—	5,027	—	—	5,027
Tax shortfall related to options exercised	—	—	—	—	(18)	—	—	(18)
Purchase of 104,836 shares of treasury stock	—	—	—	(6,099)	—	—	—	(6,099)
Foreign currency translation	—	—	—	—	—	(3,632)	—	(3,632)
Net income	—	—	—	—	—	—	262,570	262,570
Dividends/distributions to common shareholders ($2.75 per common share)	—	—	—	—	—	—	(265,145)	(265,145)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2015	$—	82	15	(6,099)	1,664,038	(1,178)	(635,799)	1,021,059
Non-cash compensation	—	—	—	—	26,177	—	—	26,177
Exercise of 470,029 shares of stock options	—	1	—	—	17,151	—	—	17,152
Issuance of shares of common stock through employee purchase plan	—	—	—	—	5,930	—	—	5,930
Tax benefit related to options exercised	—	—	—	—	16	—	—	16
Purchase of 111,252 shares of treasury stock	—	—	—	(6,204)	—	—	—	(6,204)
Foreign currency translation	—	—	—	—	—	554	—	554
Net income	—	—	—	—	—	—	298,809	298,809
Dividends/distributions to common shareholders ($3.02 per common share)	—	—	—	—	—	—	(293,600)	(293,600)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2016	$—	83	15	(12,303)	1,713,312	(624)	(630,955)	1,069,528
Non-cash compensation	—	—	—	—	22,503	—	—	22,503
Exercise of 554,049 shares of stock options	—	—	—	—	20,306	—	—	20,306
Issuance of shares of common stock through employee purchase plan	—	—	—	—	6,378	—	—	6,378
Conversion of 190,280 shares of Class B common stock to Class A common stock	—	1	(1)	—	—	—	—	—
Purchase of 115,196 shares of treasury stock	—	—	—	(8,997)	—	—	—	(8,997)
Foreign currency translation	—	—	—	—	—	1,926	—	1,926
Net income	—	—	—	—	—	—	317,676	317,676
Dividends/distributions to common shareholders ($3.32 per common share)	—	—	—	—	—	—	(325,462)	(325,462)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2017	$—	84	14	(21,300)	1,762,499	1,302	(639,106)	1,103,493

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$317,676	$298,809	$262,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,104	204,958	191,433
Stock-based compensation	9,599	28,560	25,890
Amortization included in interest expense	5,120	5,333	4,682
Gain on disposition of assets and investments	(4,664)	(15,095)	(8,765)
Loss on extinguishment of debt	71	3,198	—
Deferred income tax expense (benefit)	804	(343)	11,099
Provision for doubtful accounts	6,762	6,870	6,506
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(17,524)	(22,677)	(9,034)
Prepaid expenses	309	1,320	(575)
Other assets	(8,410)	5,462	(4,475)
Increase (decrease) in:
Trade accounts payable	309	(746)	(458)
Accrued expenses	(9,508)	10,245	3,335
Other liabilities	(4,632)	(4,071)	(4,558)
Cash flows provided by operating activities	507,016	521,823	477,650
Cash flows from investing activities:
Capital expenditures	(109,329)	(107,612)	(110,425)
Acquisitions	(297,305)	(585,054)	(153,877)
Decrease (increase) in notes receivable	515	21	(7)
Proceeds from disposition of assets and investments	6,053	11,662	10,429
Cash flows used in investing activities	(400,066)	(680,983)	(253,880)
Cash flows from financing activities:
Net proceeds from issuance of common stock	26,684	23,082	28,399
Cash used for purchase of treasury shares	(8,997)	(6,204)	(6,099)
Proceeds received from revolving credit facility	495,000	483,000	317,000
Payments on revolving credit facility	(477,000)	(403,000)	(282,000)
Principal payments on long term debt	(16,993)	(21,118)	(15,468)
Proceeds received from senior credit facility term loans	450,000	300,000	—
Debt issuance costs	(4,941)	(9,467)	—
Proceeds received from note offering	—	400,000	—
Payment on senior credit facility term loans	(247,500)	(300,000)	—
Distributions to non-controlling interest	(693)	(420)	(1,130)
Dividends/distributions	(244,201)	(293,965)	(265,510)
Cash flows (used in) provided by financing activities	(28,641)	171,908	(224,808)
Effect of exchange rate changes in cash and cash equivalents	1,632	455	(2,670)
Net increase (decrease) in cash and cash equivalents	79,941	13,203	(3,708)
Cash and cash equivalents at beginning of period	35,530	22,327	26,035
Cash and cash equivalents at end of period	$115,471	$35,530	$22,327
Supplemental disclosures of cash flow information:
Cash paid for interest	$123,213	$108,719	$93,765
Cash paid for state and federal income taxes	$12,640	$14,167	$10,786

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Advertising Company (the Company) is engaged in the outdoor advertising business, operating approximately 149,900 billboard advertising displays in 45 states, Canada and Puerto Rico. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, the Company operates a logo sign business in 22 states throughout the United States and the province of Ontario, Canada and operates approximately 53,300 transit advertising displays in 21 states and Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising in airport terminals, on bus shelters, benches and buses in the markets it serves.

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

(c) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

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

The Company is required to identify its reporting units and determine the carrying value of each reporting unit. The Company has identified two reporting units, Billboard operations and Logo operations, by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to book an impairment loss. The fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on December 31, 2017 and 2016; therefore, the Company was not required to recognize an impairment loss.

Intangible assets, consisting primarily of site locations, customer lists and contracts, and non-competition agreements are amortized using the straight-line method over the assets estimated useful lives, generally from 2 to 15 years.

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

	2017	2016	2015
Net revenues	$8,469	$8,051	$7,956
Direct advertising expenses	$3,603	$3,559	$3,137
General and administrative expenses	$4,332	$4,067	$4,407

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

(j) Dividends/Distributions

As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). During the year ended December 31, 2017, the Company declared distributions of $325,462 or $3.32 per share, including paid distributions of $243,928 or $2.49 per share. During the years ended 2016 and 2015, the Company declared and paid distributions of its REIT taxable income of an aggregate of $293,600 or $3.02 per share and $265,145 or $2.75 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including the financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in its existing and future debt instruments, the Company’s ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant. During the years ended December 31, 2017, 2016 and 2015, the Company accrued or paid cash dividend distributions to holders of its Series AA Preferred Stock of $365 or $63.80 per share.

(k) Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. For the years ended December 31, 2017, 2016 and 2015 there were no dilutive shares excluded from the calculation.

(l) Stock Based Compensation

Compensation expense for share-based awards is recognized based on the grant date fair value of those awards. Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized during the years ended December 31, 2017, 2016, and 2015 were $9,599, $28,560 and $25,890, respectively. The $9,599 expensed

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

during the year ended December 31, 2017 consists of (i) $3,636 related to stock options, (ii) $5,589 related to stock grants made under the Company’s performance-based stock incentive program in 2017 and (iii) $374 related to stock awards to directors. See Note 14 for information on the assumptions used to calculate the fair value of stock-based compensation.

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

(o) Asset Retirement Obligations

The Company is required to record the fair value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the dismantlement, removal, site reclamation and similar activities of its leased properties.

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

(2) Acquisitions

Year Ended December 31, 2017

During the twelve months ended December 31, 2017, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $300,185, of which $297,305 was in cash and $2,880 in non-cash consideration consisting principally of exchanges of outdoor advertising assets. As a result of the acquisitions, a gain of $2,389 was recorded for transactions which involved the exchanges of outdoor advertising assets during the year ended December 31, 2017.

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

Total
Property, plant and equipment	$43,483
Goodwill	13,925
Site locations	216,510
Non-competition agreements	826
Customer lists and contracts	26,397
Asset acquisition costs	529
Current assets	3,583
Current liabilities	(1,733)
Long–term liabilities	(3,335)
$300,185

Total acquired intangible assets for the year ended December 31, 2017 were $258,187, of which $13,925 was assigned to goodwill. Goodwill is not amortized for financial statement purposes, and no goodwill related to 2017 acquisitions is expected to be deductible for tax purposes. The remaining $244,262 of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $26,397 (7 year weighted average useful life) and site locations of $216,510 (15 year weighted average useful life). The aggregate amortization expense related to the 2017 acquisitions for the year ended December 31, 2017 was approximately $6,106.

The following unaudited pro forma financial information for the Company gives effect to the 2017 and 2016 acquisitions as if they had occurred on January 1, 2016. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2017	2016
	(unaudited)
Net revenues	$1,572,989	$1,554,758
Net income applicable to common stock	$318,200	$297,518
Net income per common share — basic	$3.25	$3.06
Net income per common share — diluted	$3.23	$3.05

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

Total
Property, plant and equipment	$100,257
Goodwill	180,001
Site locations	268,763
Non-competition agreements	130
Customer lists and contracts	45,619
Asset acquisition costs	166
Current assets	6,694
Other assets	4,185
Current liabilities	(9,714)
Long-term liabilities	(2,047)
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

(3) Non-cash Financing and Investing Activities

For the years ended December 31, 2017, 2016 and 2015, the Company had $2,879, $9,000 and $6,036 non-cash investing activities related to capital expenditures and acquisitions of outdoor advertising assets, respectively. During the year ended December 31, 2017, the Company had non-cash financing activity related to declared distributions of $81,625 which were paid to shareholders in January 2018 . There were no significant non-cash financing activities during the years ended December 31, 2016 and 2015.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(4) Property, Plant and Equipment

Major categories of property, plant and equipment at December 31, 2017 and 2016 are as follows:

	Estimated Life (Years)	2017	2016
Land	—	$369,690	$355,211
Building and improvements	10 — 39	160,494	147,660
Advertising structures	5 — 15	2,704,356	2,643,529
Automotive and other equipment	3 — 7	150,183	147,851
		$3,384,723	$3,294,251

(5) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2017 and December 31, 2016:

	Estimated	2017		2016
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$586,055	$505,778	$559,513	$490,514
Non-competition agreements	3 — 15	65,477	63,924	64,646	63,692
Site locations	15	2,072,059	1,372,954	1,885,554	1,318,976
Other	2 — 15	45,741	30,328	14,174	13,552
		$2,769,332	$1,972,984	$2,523,887	$1,886,734
Unamortizable Intangible Assets:
Goodwill		$1,993,990	$253,536	$1,979,894	$253,536

The changes in the gross carrying amount of goodwill for the year ended December 31, 2017 are as follows:

Balance as of December 31, 2016	$1,979,894
Goodwill acquired during the year	13,925
Purchase price adjustments and other	171
Impairment losses	—
Balance as of December 31, 2017	$1,993,990

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $85,257, $80,864 and $66,490, respectively. The following is a summary of the estimated amortization expense for future years:

2018	$93,725
2019	88,036
2020	77,878
2021	72,693
2022	67,323
Thereafter	396,693
Total	$796,348

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(6) Leases

The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built. The leases expire at various dates, and have varying options to renew and to cancel and may contain escalation provisions. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of December 31, 2017:

2018	$194,058
2019	$157,159
2020	$140,109
2021	$123,250
2022	$106,038
Thereafter	$809,139

Rental expense related to the Company’s operating leases was $275,115, $266,706 and $240,518 for the years ended December 31, 2017, 2016 and 2015, respectively.

(7) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2017 and 2016:

	2017	2016
Payroll	$14,962	$16,764
Interest	38,967	38,904
Insurance benefits	13,393	15,672
Accrued lease expense	37,073	36,928
Stock-based compensation	4,793	17,696
Distributions payable	81,625	—
Other	6,862	8,469
	$197,675	$134,433

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(8) Long-term Debt

Long-term debt consists of the following at December 31, 2017 and 2016:

	December 31, 2017
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$636,750	$7,689	$629,061
5 7/8% Senior Subordinated Notes	500,000	5,850	494,150
5% Senior Subordinated Notes	535,000	4,927	530,073
5 3/8% Senior Notes	510,000	4,982	505,018
5 3/4% Senior Notes	400,000	5,271	394,729
Other notes with various rates and terms	3,659	—	3,659
	2,585,409	28,719	2,556,690
Less current maturities	(22,797)	(5,133)	(17,664)
Long-term debt, excluding current maturities	$2,562,612	$23,586	$2,539,026

	December 31, 2016
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$433,125	$4,769	$428,356
5 7/8% Senior Subordinated Notes	500,000	7,071	492,929
5% Senior Subordinated Notes	535,000	5,709	529,291
5 3/8% Senior Notes	510,000	5,662	504,338
5 3/4% Senior Notes	400,000	5,758	394,242
Other notes with various rates and terms	27	—	27
	2,378,152	28,969	2,349,183
Less current maturities	(39,375)	(5,459)	(33,916)
Long-term debt, excluding current maturities	$2,338,777	$23,510	$2,315,267

Long-term debt matures as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2018	$22,797	$5,133	$17,664
2019	$28,435	$5,332	$23,103
2020	$50,953	$5,543	$45,410
2021	$67,845	$5,767	$62,078
2022	$968,362	$3,293	$965,069
Later years	$1,447,017	$3,651	$1,443,366

   .

5 7/8% Senior Subordinated Notes

On February 9, 2012, Lamar Media completed an institutional private placement of $500,000 aggregate principal amount of 5 7/8% Senior Subordinated Notes, due 2022 (the “5 7/8% Senior Subordinated Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $489,000.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

 On or after February 1, 2017, Lamar Media may redeem the 5 7/8% Senior Subordinated Notes, in whole or in part, in cash at redemption prices specified in the 5 7/8% Senior Subordinated Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 5 7/8% Senior Subordinated Notes at a price equal to 101% of the principal amount of the 5 7/8% Senior Subordinated Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

5% Senior Subordinated Notes

On October 30, 2012, Lamar Media completed an institutional private placement of $535,000 aggregate principal amount of 5% Senior Subordinated Notes due 2023 (the “5% Senior Subordinated Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $527,100.

At any time prior to May 1, 2018, Lamar Media may redeem some or all of the 5% Senior Subordinated Notes at a price equal to 100% of the aggregate principal amount plus a make-whole premium. On or after May 1, 2018, Lamar Media may redeem the 5% Senior Subordinated Notes, in whole or in part, in cash at redemption prices specified in the 5% Senior Subordinated Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 5% Senior Subordinated Notes at a price equal to 101% of the principal amount of the 5% Senior Subordinated Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

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

5 3/4% Senior Notes

On January 28, 2016, Lamar Media completed an institutional private placement of $400,000 aggregate principal amount of 5 3/4% Senior Notes due 2026 (the “5 3/4 % Senior Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $394,500.

Lamar Media may redeem up to 35% of the aggregate principal amount of the 5 3/4% Senior Notes, at any time and from time to time, at a price equal to 105.750% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before February 1, 2019, provided that following the redemption, at least 65% of the 5 3/4%  Senior Notes that were originally issued remain outstanding and any such redemption occurs within 120 days following the closing of any such public equity offering. At any time prior to February 1, 2021, Lamar Media may redeem some or all of the 5 3/4% Senior Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon plus a make-whole premium. On or after February 1, 2021, Lamar Media may redeem the 5 3/4% Senior Notes, in whole or in part, in cash at redemption prices specified in the 5 3/4% Senior Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 5 3/4% Senior Notes at a price equal to 101% of the principal amount of the 5 3/4% Senior Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

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

Lamar Media’s Third Amended and Restated Credit Agreement dated as of May 15, 2017 (as amended, the “senior credit facility”) consists of (i) a new $450,000 senior secured revolving credit facility which will mature on May 15, 2022, (ii) a new $450,000 Term A loan facility (the “Term A loans”)  which will mature on May 15, 2022, and (iii) an incremental facility pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to pro forma compliance with the secured debt ratio financial maintenance covenant.

Under the senior credit facility Lamar Media borrowed all $450,000 in Term A loans on May 15, 2017.  The net proceeds, together with borrowing under the revolving portion of senior credit facility and cash on hand, were used to repay all outstanding amounts under the existing senior credit facility, and all revolving commitments under that facility were terminated.

The Term A loans began amortizing on September 30, 2017 in quarterly installments on each December 31, March 31, June 30 and September 30 thereafter, as follows:

Principal Payment Date	Principal Amount
March 31, 2018-June 30, 2019	$5,625.0
September 30, 2019-June 30, 2020	$8,437.5
September 30, 2020-March 31, 2022	$16,875.0
Term A Loan Maturity Date	$253,125.0

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

As of December 31, 2017, there was $198,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $12,950 letters of credit outstanding as of December 31, 2017 resulting in $239,050 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on May 15, 2022.

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

(9) Asset Retirement Obligation

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2015	$206,234
Additions to asset retirement obligations	5,008
Accretion expense	4,272
Liabilities settled	(4,625)
Balance at December 31, 2016	$210,889
Additions to asset retirement obligations	4,003
Accretion expense	4,236
Liabilities settled	(4,039)
Balance at December 31, 2017	$215,089

(10) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Income are:

	Year Ended December 31,
	2017	2016	2015
Direct expenses	$196,107	$191,169	$175,937
General and administrative expenses	4,151	3,650	3,178
Corporate expenses	10,846	10,139	12,318
	$211,104	$204,958	$191,433

(11) Income Taxes

Commencing January 1, 2014, the Company began operating as a REIT for U.S. income tax purposes. Since operating as a REIT, the Company filed, and intends to continue to file, as a REIT, and its TRSs filed, and intend to continue to file, as C corporations. The Company also files tax returns in various states and countries. The Company’s state tax returns reflect different combinations of the Company’s subsidiaries and are dependent on the connection each subsidiary has with a particular state. The following information pertains to the Company’s income taxes on a consolidated basis.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law, making significant changes to the Internal Revenue Code.  As a result of the TCJA, a tax benefit of $3,372 and $466 has been recorded to current tax expense and deferred tax expense, respectively, for the year ended December 31, 2017.

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2017:
U.S. federal	$4,174	$359	$4,533
State and local	2,706	(170)	2,536
Foreign	1,546	615	2,161
	$8,426	$804	$9,230
Year ended December 31, 2016:
U.S. federal	$9,518	$(935)	$8,583
State and local	2,681	(6)	2,675
Foreign	1,500	598	2,098
	$13,699	$(343)	$13,356
Year ended December 31, 2015:
U.S. federal	$7,686	$(930)	$6,756
State and local	1,746	(246)	1,500
Foreign	1,527	12,275	13,802
	$10,959	$11,099	$22,058

 As of December 31, 2017 and 2016, the Company had income taxes receivable (payable) of $3,106 and $(747), respectively.

The U.S. and foreign components of earnings before income taxes are as follows:

	2017	2016	2015
U.S.	$332,607	$313,429	$282,774
Foreign	(5,701)	(1,264)	1,854
Total	$326,906	$312,165	$284,628

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 35 percent to income before taxes is as follows:

	2017	2016	2015
Income tax expense at U.S. federal statutory rate	$114,417	$109,257	$99,620
Tax adjustment related to REIT(a)	(109,294)	(101,868)	(92,073)
State and local income taxes, net of federal income tax benefit	1,193	1,481	1,180
Book expenses not deductible for tax purposes	2,635	2,465	2,117
Stock-based compensation	(121)	169	66
Valuation allowance(b)	3,953	2,340	13,818
Rate change(c)	(466)	(19)	90
Undistributed earnings of foreign subsidiaries(d)	1,363	—	—
Minimum tax credit refundable(e)	(4,108)	—	—
Other differences, net(f)	(342)	(469)	(2,760)
Income tax expense	$9,230	$13,356	$22,058

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(a)	Includes dividend paid deduction of $110,442, $102,888 and $83,730 for the tax years ended December 31, 2017, 2016 and 2015, respectively.
(b)

In May of 2015, Puerto Rico’s “Act 72 of 2015” was signed into law. Under the enacted legislation, significant changes to the 2011 Internal Revenue Code rendered the Company’s tax planning strategy to provide a source of taxable income to support recognition of deferred tax assets in Puerto Rico no longer feasible. As a result, for the years ended December 31, 2017, 2016 and 2015, a non-cash valuation allowance of $3,953, $2,340 and $13,818, respectively, was recorded to income tax expense due to our limited ability to utilize the Puerto Rico deferred tax assets in future years.

(c)

Under the TCJA, the U.S. corporate income tax rate was lowered from 35% to 21%.  As a result, a non-cash benefit of $466 to income tax expense was recorded for the reduction of the U.S. net deferred tax liability.

(d)

In prior periods, the undistributed earnings of our Canadian subsidiaries were designated as permanently reinvested.  As of December 31, 2017, however, management did not assert that the undistributed earnings of our Canadian subsidiaries will be permanently reinvested.  During the current year, we recognized a deferred tax charge of $1,363 for future foreign withholding taxes related to undistributed earnings.

(e)

Under the TCJA, the corporate alternative minimum tax was repealed and any minimum tax carryforwards not utilized become fully refundable in 2021.  The Company does not expect to utilize its minimum tax credit carryforward. As a result, a cash benefit of $4,108 to income tax expense was recorded.

(f)

Upon enactment, the TCJA includes a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, net of foreign tax credits. As a result, a cash charge of $736 to income tax expense was recorded.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$709	$551
Accrued liabilities not deducted for tax purposes	3,648	4,574
Asset retirement obligation	124	116
Net operating loss carry forwards	18,617	14,835
Tax credit carry forwards	153	153
Charitable contributions carry forward	7	6
Property, plant and equipment	2,300	1,424
Investment in partnerships	240	320
Gross deferred tax assets	25,798	21,979
Less: valuation allowance	(20,120)	(16,167)
Net deferred tax assets	5,678	5,812
Deferred tax liabilities:
Intangibles	(5,199)	—
Undistributed earnings of foreign subsidiaries	(1,363)	(6,091)
Gross deferred tax liabilities	(6,562)	(6,091)
Net deferred tax liabilities	$(884)	$(279)

As of December 31, 2017, we have approximately $229,118 of U.S. net operating loss carry forwards to offset future taxable income.   There is no Internal Revenue Code §382 limitation. These carry forwards expire between 2029 through 2032. In addition, we have $4,799 of various credits available to offset future U.S. federal income tax. Under the TCJA, the corporate alternative minimum tax was repealed and any minimum tax credit carryforwards not utilized become fully refundable in 2021. We do not expect to utilize our minimum tax credit of $4,108 before 2021.

As of December 31, 2017 we have approximately $649,401 of state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $211 of various credits available to offset future state income tax. There was no valuation allowance related to state

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

net operating loss carry forwards as of December 31, 2017 and 2016. There were no net changes in the total state valuation allowance for the years ended December 31, 2017 and 2016.

During 2017, we generated $9,568 of Puerto Rico net operating losses. As of December 31, 2017, we had approximately $45,748 of Puerto Rico net operating loss carry forwards before valuation allowances. These Puerto Rico net operating losses are available to offset future taxable income. These carry forwards expire between 2018 and 2027. In addition, we have $153 of alternative minimum tax credits available to offset future Puerto Rico income tax.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings and significant changes in Puerto Rico tax legislation, the Company will not generate the minimum amount of future taxable income to support the realization of the deferred tax assets. As a result, management has determined that a valuation allowance related to Puerto Rico net operating loss carry forwards and other deferred tax assets is necessary. The valuation allowance for these deferred tax assets as of December 31, 2017 and 2016 was $20,120 and $16,167, respectively. The net change in the total valuation allowance for the years ended December 31, 2017 and 2016 was an increase of $3,953 and $2,340, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry forward period increase.

As of December 31, 2017, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $38,213, of which $29,018 is subject to the one-time transition tax on foreign earnings required by the TCJA or has otherwise been previously taxed. In prior periods, management considered these earning to be indefinitely reinvested outside of the U.S. As of December 31, 2017, management does not designate these earnings as permanently reinvested. We have recognized a deferred tax liability of approximately $1,363 related to foreign withholding taxes on these earnings.

Under ASC 740 Income Taxes, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2015	$—
Additions for tax positions related to current year	696
Additions for tax positions related to prior years	76
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	—
Settlements	—
Balance as of December 31, 2016	$772
Additions for tax positions related to current year	1,122
Additions for tax positions related to prior years	173
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	—
Settlements	—
Balance as of December 31, 2017	$2,067

Included in the balance of unrecognized benefits at December 31, 2017 is $2,067 of tax benefits that, if recognized in future periods, would impact our effective tax rate. During the years ended December 31, 2017 and 2016, we recognized interest and penalties of $213 and $18, respectively, as a component of income tax expense in connection with our liabilities related to uncertain tax positions.

Within the next twelve months, we do not expect to decrease our unrecognized tax benefits as a result of the expiration of statute of limitations.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years prior to 2013, or for any U.S. state income tax audit prior to 2009. The Internal Revenue Service has completed a review of the 2013 income tax return. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2014 and 2013, respectively.

(12) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.

The Company had receivables from employees of $10 at December 31, 2016. There were no receivables from employees at December 31, 2017. These receivables are primarily relocation loans for employees. The Company does not have any receivables from its current executive officers.

(13) Stockholders’ Equity

On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock, which shares were subsequently exchanged on a one for one basis in the REIT conversion. The Series AA preferred stock ranks senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock is entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2017 was $3,649. The Series AA preferred stock is entitled to one vote per share.

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

On December 11, 2014, the Company announced that its Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock (the “repurchase program”). There were no repurchases under the repurchase program which expired on June 30, 2016.

(14) Stock Compensation Plans

Equity Incentive Plan. Lamar’s 1996 Equity Incentive Plan, as amended, (the “1996 Plan”) has reserved 15.5 million shares of common stock for issuance to directors and employees, including options granted and common stock reserved for issuance under its performance-based incentive program. Options granted under the 1996 Plan expire ten years from the grant date with vesting terms

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

ranging from three to five years which primarily includes 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market on the date of grant.

In February 2013, the 1996 Plan was amended to eliminate the provision that limited the amount of Class A common stock, including shares retained from an award, that could be withheld to satisfy tax withholding obligations to the minimum tax obligations required by law (except with respect to option awards). In accordance with ASC 718, Compensation – Stock Compensation, the Company is required to classify the awards affected by the amendment as liability-classified awards at fair value each period prior to their settlement. As of December 31, 2017 and 2016, the Company recorded a liability, in accrued expenses, of $4,793 and $17,696, respectively, related to its equity incentive awards affected by this amendment.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2017	5%	45%	2%	6
2016	5%	45%	2%	6
2015	5%	45%	2%	6

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Information regarding the 1996 Plan for the year ended December 31, 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, beginning of year	1,567,426	$39.78
Granted	92,500	73.10
Exercised	(554,049)	36.65
Forfeited	(5,000)	68.98
Expired	(1,000)	73.44
Outstanding, end of year	1,099,877	44.00	5.32
Exercisable at end of year	927,277	39.95	4.72

At December 31, 2017 there was $2,490 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 1.41 years.

Shares available for future stock option and restricted share grants to employees and directors under existing plans were 1,171,906 at December 31, 2017. The aggregate intrinsic value of options outstanding as of December 31, 2017 was $33,265, and the aggregate intrinsic value of options exercisable was $31,794. Total intrinsic value of options exercised was $20,954 for the year ended December 31, 2017.

Stock Purchase Plan. In 2009 our Board of Directors adopted a new employee stock purchase plan, the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which was approved by our shareholders on May 28, 2009. The 2009 ESPP reserved 588,154 shares of Class A common stock for issuance to our employees, which included 88,154 shares of Class A common stock that had been available for issuance under our 2000 Employee Stock Purchase Plan (the “ 2000 ESPP”). The 2000 ESPP was terminated following the issuance of all shares that were subject to the offer that commenced under the 2000 ESPP on January 1, 2009 and ended June 30, 2009. The terms of the 2009 ESPP are substantially the same as the 2000 ESPP.

The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 82,823 shares on January 1, 2017 pursuant to the automatic increase provisions of the 2009 ESPP. The following is a summary of 2009 ESPP share activity for the year ended December 31, 2017:

Shares
Available for future purchases, January 1, 2017	250,573
Additional shares reserved under 2009 ESPP	82,823
Purchases	(107,978)
Available for future purchases, December 31, 2017	225,418

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers and employees under our 1996 Plan based on certain Company performance measures for fiscal 2017. The number of shares to be issued, if any, are dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2017 results and were issued in the first quarter of 2018. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. Based on the Company’s performance measures achieved through December 31, 2017, the Company has accrued $4,495 as compensation expense related to these agreements.

(15) Benefit Plans

The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

December 31, 2017, the Company maintained $8,091 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.

Savings and Profit Sharing Plan

The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company has the option to match 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company matched contributions of $4,715, $4,545 and $4,148 for the years ended December 31, 2017, 2016 and 2015, respectively.

Deferred Compensation Plan

The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers that have attained the age of 30 and have a minimum of 10 years of service to the Company and satisfy additional eligibility guidelines are eligible for annual contributions to the plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. For the years ended December 31, 2017, 2016 and 2015, the Company contributed $1,526, $1,487 and $1,430, respectively.

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

(17) Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of December 31, 2017 and December 31, 2016, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,975,593 and $2,702,633, respectively.

As of December 31, 2017, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of December 31, 2017, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 6.5 to 1 and (ii) the secured debt ratio does not exceed 3.0 to 1. As of December 31, 2017, the total debt ratio was less than 6.5 to 1 and Lamar Media’s secured debt ratio was less than 3.0 to 1, and the available cumulative credit was $1,726,073.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(18) Fair Value of Financial Instruments

At December 31, 2017 and 2016, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and initial recognition of asset retirement obligations are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,666,875, which exceeded both the gross and carrying amount of $2,585,409 as of December 31, 2017. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

(19) Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $33,424, $32,669 and $32,705 for the years ended December 31, 2017, 2016 and 2015, respectively. Net carrying value of long lived assets located in foreign countries totaled $3,571 and $4,893 as of December 31, 2017 and 2016, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

(20) New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (Codified as ASC 606), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method.

The Company completed its review of contracts during the fourth quarter of 2017 and determined the adoption of ASC 606 will not have a material impact on our consolidated financial statements. The substantial majority of the Company’s revenues are derived from billboard, logo and transit space contracts with customers which are currently accounted for as leases under ASC 840, Leases. We will continue to account for these revenues under ASC 840, Leases through December 31, 2018. Through our contract review we have determined the majority of our space contracts with customers will not meet the criteria of a lease upon the Company’s adoption of ASU No. 2016-02, Leases on January 1, 2019. Beginning January 1, 2019 our revenues from new and modified contracts for billboard, logo and transit space will be accounted for within ASC 606, Revenue from Contracts with Customers. Our production revenues will be recognized in accordance with ASC 606 beginning January 1, 2018. We adopted the provisions of ASU No. 2014-09 using the cumulative effect transition method. The Company will not have an adjustment to its opening balance of retained earnings for the adoption of this update.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases.  The update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements.  The amendments in this update are effective beginning January 1, 2019 with retrospective application. The Company is the process of assessing the impact ASU No. 2016-02 will have on our consolidated financial statements. The Company expects the primary impact to our consolidated financial statements will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under non-cancelable operating leases are disclosed in Note 6.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  The update is designed to simplify accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The update is

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

effective for annual periods beginning January 1, 2017 with early adoption permitted.  The adoption of this updated did not have a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the definition of a business.  The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses.  The update is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  Early adoption is allowed for transactions which the acquisition date occurs before the issuance date or effective date of the amendment, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company adopted the update for transactions which occurred on or after October 1, 2016. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The update simplifies how a company completes its goodwill impairment test by eliminating the two-step process, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. The update requires completing the goodwill impairment test by comparing the difference between the reporting unit’s carrying value and fair value.  Goodwill charges, if any, would be determined by reducing the goodwill balance by the excess of the reporting unit’s carrying value over its fair value.  The update is effective for annual and interim fiscal periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on or after January 1, 2017.  The Company adopted this update for its December 31, 2017 goodwill impairment test.

In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842) – Land Easement Practical Expedient for Transition to Topic 842. The update provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 upon adoption. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease.  The Company plans to elect the provided practical expedients within this update upon our adoption of Topic 842.

(21) Quarterly Financial Data (Unaudited)

The tables below represent the balances for the selected quarterly financial data of the Company for each reporting period in the years ended December 31, 2017 and 2016.

	Year 2017 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$346,362	$397,078	$399,345	$398,475
Net revenues less direct advertising expenses	$214,518	$262,003	$264,368	$259,491
Net income applicable to common stock	$41,696	$92,303	$96,240	$87,072
Net income per common share basic	$0.43	$0.94	$0.98	$0.89
Net income per common share diluted	$0.42	$0.94	$0.98	$0.89

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

(22) Subsequent Events

On February 16, 2018, Lamar Media announced its intent to redeem in full all $500,000 in aggregate principal amount of its outstanding 5 7/8% Senior Subordinated Notes.  The redemption will be made in accordance with the terms of the indenture governing the notes and terms of the notice of redemption.  Lamar Media expects the notes to be redeemed on March 19, 2018 at a redemption price equal to 101.958% of the aggregate principal amount of the outstanding notes, plus accrued and unpaid interest up to (but not including) the redemption date.  Lamar intends to fund the redemption through borrowings from the establishment of a new term loan facility under Lamar Media’s senior credit facility.

SCHEDULE II

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2017
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$9,356	6,762	6,063	$10,055
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$16,167	3,953	—	$20,120
Year ended December 31, 2016
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$8,984	6,870	6,498	$9,356
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$13,827	2,340	—	$16,167
Year ended December 31, 2015
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,957	6,506	5,479	$8,984
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$9	13,821	3	$13,827

SCHEDULE III

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Schedule of Real Estate and Accumulated Depreciation

December 31, 2017, 2016 and 2015

(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
348,200 Displays	—	—	$3,074,046	$(2,025,251)	Various	Various	5 to 20 years

(1)	No single asset exceeded 5% of the total gross carrying amount at December 31, 2017
(2)	This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)	Includes sites under construction

The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31,	December 31,	December 31,
	2017	2016	2015
Gross real estate assets:
Balance at the beginning of the year	$2,998,540	$2,856,243	$2,837,442
Capital expenditures on new advertising displays(4)	49,946	50,799	46,871
Capital expenditures on improvements/redevelopments of existing advertising displays	6,265	12,031	14,412
Capital expenditures other recurring	32,523	26,254	34,336
Land acquisitions(5)	14,904	30,283	13,851
Acquisition of advertising displays(6)	32,109	69,821	13,781
Assets sold or written-off	(61,306)	(47,317)	(101,912)
Foreign exchange	1,065	426	(2,538)
Balance at the end of the year	$3,074,046	$2,998,540	$2,856,243
Accumulated depreciation:
Balance at the beginning of the year	$1,973,958	$1,910,860	$1,903,434
Depreciation	102,494	100,197	100,005
Assets sold or written-off	(51,976)	(37,373)	(91,218)
Foreign exchange	775	274	(1,361)
Balance at the end of the year	$2,025,251	$1,973,958	$1,910,860

(4)	Includes non-cash amounts of $921, $379 and $2,698 at December 31, 2017, 2016 and 2015, respectively
(5)	Includes non-cash amounts of $200 at December 31, 2015
(6)	Includes non-cash amounts of $3,043, $4,623 and $502 at December 31, 2017, 2016 and 2015, respectively

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Lamar Media Corp.’s management assessed the effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Media Corp.’s management has concluded that, as of December 31, 2017, Lamar Media Corp.’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Lamar Media Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Lamar Media Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules II and III (collectively, the consolidated financial statements), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana
February 27, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Lamar Media Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedules II and III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in note 20 to the consolidated financial statements of Lamar Advertising Company, the Company changed its method of accounting for business combinations effective October 1, 2016 due to the adoption of FASB ASU No. 2017-01, Clarifying the Definition of a Business.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 1992.

Baton Rouge, Louisiana
February 27, 2018

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

(In thousands, except share and per share data)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$114,971	$35,030
Receivables, net of allowance for doubtful accounts of $10,055 and $9,356 as of 2017 and 2016, respectively	201,699	189,935
Prepaid expenses	51,074	48,815
Other current assets	52,275	39,973
Total current assets	420,019	313,753
Property, plant and equipment	3,384,723	3,294,251
Less accumulated depreciation and amortization	(2,170,585)	(2,111,536)
Net property, plant and equipment	1,214,138	1,182,715
Goodwill (note 3)	1,730,303	1,716,207
Intangible assets, net (note 3)	795,879	636,685
Other assets	37,603	33,120
Total assets	$4,197,942	$3,882,480
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$17,961	$17,653
Current maturities of long-term debt, net of deferred financing costs of $5,133 and $5,459 in 2017 and 2016, respectively (note 5)	17,664	33,916
Accrued expenses (note 4)	193,667	131,171
Deferred income	92,694	91,322
Total current liabilities	321,986	274,062
Long-term debt, net of deferred financing costs of $23,586 and $23,510 in 2017 and 2016, respectively (note 5)	2,539,026	2,315,267
Deferred income tax liabilities (note 6)	884	279
Asset retirement obligation	215,089	210,889
Other liabilities	29,859	25,597
Total liabilities	3,106,844	2,826,094
Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2017 and 2016	—	—
Additional paid-in-capital	2,832,940	2,783,753
Accumulated comprehensive income (loss)	1,302	(624)
Accumulated deficit	(1,743,144)	(1,726,743)
Stockholder’s equity	1,091,098	1,056,386
Total liabilities and stockholder’s equity	$4,197,942	$3,882,480

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	2017	2016	2015
Statements of Income
Net revenues	$1,541,260	$1,500,294	$1,353,396
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	540,880	525,597	473,760
General and administrative expenses (exclusive of depreciation and amortization)	276,229	269,423	242,182
Corporate expenses (exclusive of depreciation and amortization)	61,962	75,994	71,426
Depreciation and amortization	211,104	204,958	191,433
Gain on disposition of assets	(4,664)	(15,095)	(8,765)
	1,085,511	1,060,877	970,036
Operating income	455,749	439,417	383,360
Other expense (income):
Loss on extinguishment of debt	71	3,198	—
Interest income	(6)	(6)	(34)
Interest expense	128,396	123,688	98,433
	128,461	126,880	98,399
Income before income tax expense	327,288	312,537	284,961
Income tax expense (note 6)	9,230	13,356	22,058
Net income	$318,058	$299,181	$262,903
Statements of Comprehensive Income
Net income	$318,058	$299,181	$262,903
Other comprehensive loss, net of tax
Foreign currency translation adjustments	1,926	554	(3,632)
Comprehensive income	$319,984	$299,735	$259,271

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

Years Ended December 31, 2017, 2016 and 2015

(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2014	$—	2,682,216	2,454	(1,717,779)	966,891
Contribution from parent	—	52,263	—	—	52,263
Foreign currency translations	—	—	(3,632)	—	(3,632)
Net income	—	—	—	262,903	262,903
Dividend to parent	—	—	—	(271,244)	(271,244)
Balance, December 31, 2015	$—	2,734,479	(1,178)	(1,726,120)	1,007,181
Contribution from parent	—	49,274	—	—	49,274
Foreign currency translations	—	—	554	—	554
Net income	—	—	—	299,181	299,181
Dividend to parent	—	—	—	(299,804)	(299,804)
Balance, December 31, 2016	$—	2,783,753	(624)	(1,726,743)	1,056,386
Contribution from parent	—	49,187	—	—	49,187
Foreign currency translations	—	—	1,926	—	1,926
Net income	—	—	—	318,058	318,058
Dividend to parent	—	—	—	(334,459)	(334,459)
Balance, December 31, 2017	$—	2,832,940	1,302	(1,743,144)	1,091,098

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$318,058	$299,181	$262,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,104	204,958	191,433
Non-cash compensation	9,599	28,560	25,890
Amortization included in interest expense	5,120	5,333	4,682
Gain on disposition of assets and investments	(4,664)	(15,095)	(8,765)
Loss on extinguishment of debt	71	3,198	—
Deferred income tax expense (benefit)	804	(343)	11,099
Provision for doubtful accounts	6,762	6,870	6,506
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(17,524)	(22,677)	(9,034)
Prepaid expenses	309	1,320	(575)
Other assets	(8,410)	5,462	(4,475)
Increase (decrease) in:
Trade accounts payable	309	(746)	(458)
Accrued expenses	(9,416)	10,245	3,335
Other liabilities	(27,882)	(31,000)	(29,120)
Cash flows provided by operating activities	484,240	495,266	453,421
Cash flows from investing activities:
Capital expenditures	(109,329)	(107,612)	(110,425)
Acquisitions	(297,305)	(585,054)	(153,877)
Decrease (increase) in notes receivable	515	21	(7)
Proceeds from disposition of assets and investments	6,053	11,662	10,429
Cash flows used in investing activities	(400,066)	(680,983)	(253,880)
Cash flows from financing activities:
Proceeds received from revolving credit facility	495,000	483,000	317,000
Payments on revolving credit facility	(477,000)	(403,000)	(282,000)
Principal payments on long-term debt	(16,993)	(21,118)	(15,468)
Proceeds received from senior credit facility term loans	450,000	300,000	—
Debt issuance costs	(4,941)	(9,467)	—
Proceeds received from note offering	—	400,000	—
Payment on senior credit facility term loans	(247,500)	(300,000)	—
Distributions to non-controlling interest	(693)	(420)	(1,130)
Dividends to parent	(252,925)	(299,804)	(271,244)
Contributions from parent	49,187	49,274	52,263
Cash flows (used in) provided by financing activities	(5,865)	198,465	(200,579)
Effect of exchange rate changes in cash and cash equivalents	1,632	455	(2,670)
Net increase (decrease) in cash and cash equivalents	79,941	13,203	(3,708)
Cash and cash equivalents at beginning of period	35,030	21,827	25,535
Cash and cash equivalents at end of period	$114,971	$35,030	$21,827
Supplemental disclosures of cash flow information:
Cash paid for interest	$123,213	$108,719	$93,765
Cash paid for state and federal income taxes	$12,640	$14,167	$10,786

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Media Corp. (“Lamar Media”) is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media is engaged in the outdoor advertising business operating approximately 149,900 outdoor advertising displays in 45 states, Canada and Puerto Rico. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

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

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 4, 6, 9, 10, 12, 13, 14, 15, 16, 17, 18, 19, 20 and 22 and portions of note 1 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this filing are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.

(b) Principles of Consolidation

The accompanying consolidated financial statements include Lamar Media, its wholly owned subsidiaries, The Lamar Company, L.L.C., Lamar Central Outdoor, LLC, Lamar TRS Holdings, LLC, Lamar Advertising Southwest, Inc., Interstate Logos, L.L.C., Lamar Obie Company, LLC, Lamar Canadian Outdoor Company, Lamar Advertising of Puerto Rico, Inc. and their majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

(2) Non-cash Financing and Investing Activities

For the years ended December 31, 2017, 2016 and 2015, the Company had non-cash investing activities of $2,879, $9,000  and $6,036 related to capital expenditures and acquisitions of outdoor advertising assets. During the year ended December 31, 2017, Lamar Media had non-cash financing activities related to dividends to Lamar Advertising Company of $81,534 which were paid in January 2018. There were no significant non-cash financing activities during the years ended December 31, 2016 and 2015.

(3) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2017 and December 31, 2016:

	Estimated	2017		2016
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7—10	$586,055	$505,778	$559,513	$490,514
Non-competition agreement	3—15	65,477	63,924	64,646	63,692
Site locations	15	2,072,059	1,372,954	1,885,554	1,318,976
Other	2—15	45,195	30,251	13,629	13,475
		$2,768,786	$1,972,907	$2,523,342	$1,886,657
Unamortizable Intangible Assets:
Goodwill		$1,982,970	$252,667	$1,968,874	$252,667

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The changes in the gross carrying amount of goodwill for the year ended December 31, 2017 are as follows:

Balance as of December 31, 2016	$1,968,874
Goodwill acquired during the year	13,925
Purchase price adjustments and other	171
Impairment losses	—
Balance as of December 31, 2017	$1,982,970

(4) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2017 and 2016:

	2017	2016
Payroll	$14,962	$16,764
Interest	38,967	38,904
Accrued lease expense	13,393	36,928
Stock-based compensation	37,073	17,696
Dividend to parent payable	81,534	—
Other	7,738	20,879
	$193,667	$131,171

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(5) Long-term Debt

Long-term debt consists of the following at December 31, 2017 and 2016:

	December 31, 2017
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$636,750	$7,689	$629,061
5 7/8% Senior Subordinated Notes	500,000	5,850	494,150
5% Senior Subordinated Notes	535,000	4,927	530,073
5 3/8% Senior Notes	510,000	4,982	505,018
5 3/4% Senior Notes	400,000	5,271	394,729
Other notes with various rates and terms	3,659	—	3,659
	2,585,409	28,719	2,556,690
Less current maturities	(22,797)	(5,133)	(17,664)
Long-term debt, excluding current maturities	$2,562,612	$23,586	$2,539,026

	December 31, 2016
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$433,125	$4,769	$428,356
5 7/8% Senior Subordinated Notes	500,000	7,071	492,929
5% Senior Subordinated Notes	535,000	5,709	529,291
5 3/8% Senior Notes	510,000	5,662	504,338
5 3/4% Senior Notes	400,000	5,758	394,242
Other notes with various rates and terms	27	—	27
	2,378,152	28,969	2,349,183
Less current maturities	(39,375)	(5,459)	(33,916)
Long-term debt, excluding current maturities	$2,338,777	$23,510	$2,315,267

Long-term debt matures as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2018	$22,797	$5,133	$17,664
2019	$28,435	$5,332	$23,103
2020	$50,953	$5,543	$45,410
2021	$67,845	$5,767	$62,078
2022	$968,362	$3,293	$965,069
Later years	$1,447,017	$3,651	$1,443,366

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(6) Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law, making significant changes to the Internal Revenue Code. As a result of the TCJA, a tax benefit of $3,372 and $466 has been recorded to current tax expense and deferred tax expense, respectively, for the year ended December 31, 2017.

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2017:
U.S. federal	$4,174	$359	$4,533
State and local	2,706	(170)	2,536
Foreign	1,546	615	2,161
	$8,426	$804	$9,230
Year ended December 31, 2016:
U.S. federal	$9,518	$(935)	$8,583
State and local	2,681	(6)	2,675
Foreign	1,500	598	2,098
	$13,699	$(343)	$13,356
Year ended December 31, 2015:
U.S. federal	$7,686	$(930)	$6,756
State and local	1,746	(246)	1,500
Foreign	1,527	12,275	13,802
	$10,959	$11,099	$22,058

 As of December 31, 2017 and 2016, the Company had income taxes receivable (payable) of $3,106 and $(747), respectively, included in accrued expenses.

The U.S. and foreign components of earnings before income taxes are as follows:

	2017	2016	2015
U.S.	$332,989	$313,801	$283,107
Foreign	(5,701)	(1,264)	1,854
Total	$327,288	$312,537	$284,961

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 35 percent to income before taxes is as follows:

	2017	2016	2015
Income tax expense at U.S. federal statutory rate	$114,551	$109,388	$99,736
Tax adjustment related to REIT(a)	(109,294)	(101,999)	(92,189)
State and local income taxes, net of federal income tax benefit	1,193	1,481	1,180
Book expenses not deductible for tax purposes	2,635	2,465	2,117
Stock-based compensation	(121)	169	66
Valuation allowance(b)	3,953	2,340	13,818
Rate Change(c)	(466)	(19)	90
Undistributed earnings of foreign subsidiaries(d)	1,363	—	—
Minimum tax credit refundable(e)	(4,108)	—	—
Other differences, net(f)	(476)	(469)	(2,760)
Income tax expense	$9,230	$13,356	$22,058

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(a)	Includes dividend paid deduction of $110,824, $102,888 and $83,866 for the tax years ended December 31, 2017, 2016 and 2015, respectively.
(b)

In 2015, Puerto Rico’s “Act 72 of 2015” was signed into law. Under the enacted legislation, significant changes to the 2011 Internal Revenue Code rendered the Company’s tax planning strategy to provide a source of taxable income to support recognition of deferred tax assets in Puerto Rico no longer feasible. As a result, for the years ended December 31, 2017, 2016 and 2015, a non-cash valuation allowance of $3,953, $2,340 and $13,818, respectively, was recorded to income tax expense due to our limited ability to utilize the Puerto Rico deferred tax assets in future years.

(c)

Under the TCJA, the U.S. corporate income tax rate was lowered from 35% to 21%.  As a result, a non-cash benefit of $466 to income tax expense was recorded for the reduction of the U.S. net deferred tax liability.

(d)

In prior periods, the undistributed earnings of our Canadian subsidiaries were designated as permanently reinvested.  As of December 31, 2017, however, management did not assert that the undistributed earnings of our Canadian subsidiaries will be permanently reinvested.  During the current year, we recognized a deferred tax charge of $1,363 for future foreign withholding taxes related to undistributed earnings.

(e)

Under the TCJA, the corporate alternative minimum tax was repealed and any minimum tax carryforwards not utilized become fully refundable in 2021.  The Company does not expect to utilize its minimum tax credit carryforward. As a result, a cash benefit of $4,108 to income tax expense was recorded.

(f)

Upon enactment, the TCJA includes a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, net of foreign tax credits. As a result, a cash charge of $736 to income tax expense was recorded.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$709	$551
Accrued liabilities not deducted for tax purposes	3,648	4,574
Asset retirement obligation	124	116
Net operating loss carry forwards	18,617	14,835
Tax credit carry forwards	153	153
Charitable contributions carry forward	7	6
Property, plant and equipment	2,300	1,424
Investment in partnership	240	320
Gross deferred tax assets	25,798	21,979
Less: valuation allowance	(20,120)	(16,167)
Net deferred tax assets	5,678	5,812
Deferred tax liabilities:
Intangibles	(5,199)	—
Undistributed earnings of foreign subsidiaries	(1,363)	(6,091)
Gross deferred tax liabilities	(6,562)	(6,091)
Net deferred tax liabilities	$(884)	$(279)

As of December 31, 2017, we have approximately $92,985 of U.S. net operating loss carry forwards to offset future taxable income. None of this amount is subject to an Internal Revenue Code §382 limitation. These carry forwards expire between 2029 and 2032. As of December 31, 2017, the Company has $14,771 of various tax credits available to offset future U.S. federal taxable income. Also, the Company recognized a $4,108 tax benefit related to its minimum tax credit carryforwards which we do not expect to utilize before 2021.

As of December 31, 2017, we have approximately $611,680 state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $211 of various credits available to offset future state income tax. There was no valuation allowance related to state net operating

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

loss carry forwards as of December 31, 2017 and December 31, 2016.  There were no net changes in the total state valuation allowance for the years ended December 31, 2017 and 2016.
During 2017 we generated $9,568 of Puerto Rico net operating losses. As of December 31, 2017, we had approximately $45,748 of Puerto Rico net operating loss carry forwards before valuation allowances. These Puerto Rico net operating losses are available to offset future taxable income. These carry forwards expire between 2018 and 2027. In addition, we have $153 of alternative minimum tax credits available to offset future Puerto Rico income tax.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings and significant changes in Puerto Rico tax legislation, the Company will not generate the minimum amount of future taxable income to support the realization of the deferred tax assets. As a result, management has determined that a valuation allowance related to Puerto Rico net operating loss carry forwards and other deferred tax assets is necessary. The valuation allowance for these deferred tax assets as of December 31, 2017 and 2016 was $20,120 and $16,167, respectively. The net change in the total valuation allowance for the years ended December 31, 2017 and 2016 was an increase of $3,953 and $2,340, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry forward period increase.

As of December 31, 2017, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $38,213, of which $29,018 is subject to the one-time transition tax on foreign earnings required by the TCJA or has otherwise been taxed. In prior periods management considered these earnings to be indefinitely reinvested outside of the U.S. As of December 31, 2017, management does not designate these earnings as permanently reinvested. We have recognized a deferred tax liability of approximately $1,363 related to foreign withholding taxes on these earnings.

Under ASC 740 Income Taxes, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2015	$—
Additions for tax positions related to current year	696
Additions for tax positions related to prior years	76
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	—
Settlements	—
Balance as of December 31, 2016	$772
Additions for tax positions related to current year	1,122
Additions for tax positions related to prior years	173
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	—
Settlements	—
Balance as of December 31, 2017	$2,067

Included in the balance of unrecognized benefits at December 31, 2017 is $2,067 of tax benefits that, if recognized in future periods, would impact our effective tax rate. During the year ended December 31, 2017 and 2016, we recognized interest and penalties of $213 and $18, respectively, as a component of income tax expense in connection with our liabilities related to uncertain tax positions.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Within the next twelve months, we do not expect to decrease our unrecognized tax benefits as a result of the expiration of statute of limitations.

We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years prior to 2013, or for any U.S. state income tax audit prior to 2009. The IRS has completed a review of the 2013 income tax return. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2014 and 2013, respectively.

(7) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.

As of December 31, 2017 and December 31, 2016, there was a payable to Lamar Advertising Company, its parent, in the amount of $6,731 and $7,476, respectively.

Effective December 31, 2017 and December 31, 2016, Lamar Advertising Company contributed $49,187 and $49,274, respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.

(8) Quarterly Financial Data (Unaudited)

The tables below represent the balances for the selected quarterly financial data of the Company for each reporting period in the years ended December 31, 2017 and 2016.

	Year 2017 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$346,362	$397,078	$399,345	$398,475
Net revenues less direct advertising expenses	$214,518	$262,003	$264,368	$259,491
Net income	$41,893	$92,479	$96,437	$87,249

	Year 2016 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$338,533	$387,528	$387,516	$386,717
Net revenues less direct advertising expenses	$209,808	$254,803	$255,738	$254,348
Net income	$51,407	$81,998	$85,168	$80,608

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

Condensed Consolidating Balance Sheet as of December 31, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated

ASSETS
Total current assets	$87,167	$293,536	$39,316	$—	$420,019
Net property, plant and equipment	—	1,193,705	20,433	—	1,214,138
Intangibles and goodwill, net	—	2,495,370	30,812	—	2,526,182
Other assets	3,707,352	10,571	7	(3,680,327)	37,603
Total assets	$3,794,519	$3,993,182	$90,568	$(3,680,327)	$4,197,942
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$17,664	$—	$—	$—	$17,664
Other current liabilities	120,500	164,393	19,429	—	304,322
Total current liabilities	138,164	164,393	19,429	—	321,986
Long-term debt	2,539,026	—	—	—	2,539,026
Other noncurrent liabilities	26,231	218,900	61,587	(60,886)	245,832
Total liabilities	2,703,421	383,293	81,016	(60,886)	3,106,844
Stockholders’ equity	1,091,098	3,609,889	9,552	(3,619,441)	1,091,098
Total liabilities and stockholders’ equity	$3,794,519	$3,993,182	$90,568	$(3,680,327)	$4,197,942

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Condensed Consolidating Balance Sheet as of December 31, 2016

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated

ASSETS
Total current assets	$13,886	$267,791	$32,076	$—	$313,753
Net property, plant and equipment	—	1,161,205	21,510	—	1,182,715
Intangibles and goodwill, net	—	2,321,160	31,732	—	2,352,892
Other assets	3,453,161	10,379	116	(3,430,536)	33,120
Total assets	$3,467,047	$3,760,535	$85,434	$(3,430,536)	$3,882,480
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$33,916	$—	$—	$—	$33,916
Other current liabilities	38,904	180,107	21,135	—	240,146
Total current liabilities	72,820	180,107	21,135	—	274,062
Long-term debt	2,315,267	—	—	—	2,315,267
Other noncurrent liabilities	22,574	213,616	53,909	(53,334)	236,765
Total liabilities	2,410,661	393,723	75,044	(53,334)	2,826,094
Stockholders’ equity	1,056,386	3,366,812	10,390	(3,377,202)	1,056,386
Total liabilities and stockholders’ equity	$3,467,047	$3,760,535	$85,434	$(3,430,536)	$3,882,480

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Year Ended December 31, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income
Net revenues	$—	$1,494,275	$51,332	$(4,347)	$1,541,260
Operating expenses
Direct advertising expenses (1)	—	512,247	31,277	(2,644)	540,880
General and administrative expenses (1)	—	266,798	9,431	—	276,229
Corporate expenses (1)	—	60,830	1,132	—	61,962
Depreciation and amortization	—	201,424	9,680	—	211,104
(Gain) loss on disposition of assets	—	(5,704)	1,040	—	(4,664)
	—	1,035,595	52,560	(2,644)	1,085,511
Operating income (loss)	—	458,680	(1,228)	(1,703)	455,749
Equity in (earnings) loss of subsidiaries	(446,520)	—	—	446,520	—
Interest expense (income), net	128,391	(5)	1,707	(1,703)	128,390
Other expenses	71	—	—	—	71
Income (loss) before income tax expense	318,058	458,685	(2,935)	(446,520)	327,288
Income tax expense (2)	—	7,069	2,161	—	9,230
Net income (loss)	$318,058	$451,616	$(5,096)	$(446,520)	$318,058

Statement of Comprehensive Income
Net income (loss)	$318,058	$451,616	$(5,096)	$(446,520)	$318,058
Total other comprehensive income, net of tax	—	—	1,926	—	1,926
Total comprehensive income (loss)	$318,058	$451,616	$(3,170)	$(446,520)	$319,984

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$383,370	$602,504	$2,174	$(503,808)	$484,240
Cash flows from investing activities:
Acquisitions	3,750	(298,901)	(2,154)	—	(297,305)
Capital expenditures	—	(104,325)	(5,004)	—	(109,329)
Proceeds from disposition of assets and investments	—	6,053	—	—	6,053
Investment in subsidiaries	(301,055)	—	—	301,055	—
(Increase) decrease in intercompany notes receivable	(7,624)	—	—	7,624	—
Decrease in notes receivable	515	—	—	—	515
Net cash (used in) provided by investing activities	(304,414)	(397,173)	(7,158)	308,679	(400,066)
Cash flows from financing activities:
Principal payments on long-term debt	(16,993)	—	—	—	(16,993)
Payment on revolving credit facility	(477,000)	—	—	—	(477,000)
Proceeds received from revolving credit facility	495,000	—	—	—	495,000
Payment on senior credit facility	(247,500)	—	—	—	(247,500)
Proceeds received from senior credit facility	450,000	—	—	—	450,000
Debt issuance costs	(4,941)	—	—	—	(4,941)
Intercompany loan proceeds (payments)	—	—	7,624	(7,624)	—
Distributions to non-controlling interest	—	—	(693)	—	(693)
Contributions from (to) parent	49,187	298,901	2,154	(301,055)	49,187
Dividends (to) from parent	(252,925)	(503,808)	—	503,808	(252,925)
Net cash (used in) provided by financing activities	(5,172)	(204,907)	9,085	195,129	(5,865)
Effect of exchange rate changes in cash and cash equivalents	—	—	1,632	—	1,632
Net increase in cash and cash equivalents	73,784	424	5,733	—	79,941
Cash and cash equivalents at beginning of period	12,762	1,201	21,067	—	35,030
Cash and cash equivalents at end of period	$86,546	$1,625	$26,800	$—	$114,971

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

SCHEDULE II

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2017
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$9,356	6,762	6,063	$10,055
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$16,167	3,953	—	$20,120
Year ended December 31, 2016
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$8,984	6,870	6,498	$9,356
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$13,827	2,340	—	$16,167
Year ended December 31, 2015
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,957	6,506	5,479	$8,984
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$9	13,821	3	$13,827

SCHEDULE III

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Schedule of Real Estate and Accumulated Depreciation

December 31, 2017, 2016 and 2015

(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
348,200 Displays	—	—	$3,074,046	$(2,025,251)	Various	Various	5 to 20 years

(1)	No single asset exceeded 5% of the total gross carrying amount at December 31, 2017
(2)	This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)	Includes sites under construction

The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31, 2017	December 31, 2016	December 31, 2015
Gross real estate assets:
Balance at the beginning of the year	$2,998,540	$2,856,243	$2,837,442
Capital expenditures on new advertising displays(4)	49,946	50,799	46,871
Capital expenditures on improvements/redevelopments of existing advertising displays	6,265	12,031	14,412
Capital expenditures other recurring	32,523	26,254	34,336
Land acquisitions(5)	14,904	30,283	13,851
Acquisition of advertising displays(6)	32,109	69,821	13,781
Assets sold or written-off	(61,306)	(47,317)	(101,912)
Foreign exchange	1,065	426	(2,538)
Balance at the end of the year	$3,074,046	$2,998,540	$2,856,243
Accumulated depreciation:
Balance at the beginning of the year	$1,973,958	$1,910,860	$1,903,434
Depreciation	102,494	100,197	100,005
Assets sold or written-off	(51,976)	(37,373)	(91,218)
Foreign exchange	775	274	(1,361)
Balance at the end of the year	$2,025,251	$1,973,958	$1,910,860

(4)	Includes non-cash amounts of $921, $379 and $2,698 at December 31, 2017, 2016 and 2015, respectively
(5)	Includes non-cash amounts of $200 at December 31, 2015
(6)	Includes non-cash amounts of $3,043, $4,623 and $502 at December 31, 2017, 2016 and 2015, respectively

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lamar Advertising Company

None.

Lamar Media Corp.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2017, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control Over Financial Reporting

Lamar Advertising Company

The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 47 of this combined Annual Report and is incorporated herein by reference.

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

Lamar Media Corp.

Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 79 of this combined Annual Report and is incorporated herein by reference.

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

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

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

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

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

LAMAR ADVERTISING COMPANY

February 27, 2018	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Reilly	Chief Executive Officer (Principal Executive Officer)	2/27/18
Sean E. Reilly

/s/ Keith A. Istre	Chief Financial Officer (Principal Financial and Accounting Officer)	2/27/18
Keith A. Istre

/s/ Kevin P. Reilly, Jr.	President and Director	2/27/18
Kevin P. Reilly, Jr.

/s/ Wendell S. Reilly	Director	2/27/18
Wendell S. Reilly

/s/ Stephen P. Mumblow	Director	2/27/18
Stephen P. Mumblow

/s/ John Maxwell Hamilton	Director	2/27/18
John Maxwell Hamilton

/s/ Thomas Reifenheiser	Director	2/27/18
Thomas Reifenheiser

/s/ Anna Reilly	Director	2/27/18
Anna Reilly

/s/ John E. Koerner, III	Director	2/27/18
John E. Koerner, III

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

February 27, 2018	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	President and Director	2/27/18
Kevin P. Reilly, Jr.

/s/ Sean E. Reilly	Chief Executive Officer and Director (Principal Executive Officer)	2/27/18
Sean E. Reilly

/s/ Keith A. Istre	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	2/27/18
Keith A. Istre

/s/ C. Brent McCoy	Executive Vice President of Business Development and Director	2/27/18
C. Brent McCoy

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

2(a)	Agreement and Plan of Merger by and between Lamar Advertising Company (the “Company”) and Lamar Advertising REIT Company dated August 27, 2014.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on September 2, 2014 and incorporated herein by reference.

2(b)	Equity Purchase Agreement dated January 7, 2016 by and among CCOI Holdco Parent I, LLC, CCOI Holdco Sub I, LLC, and Lamar Media Corp (“Lamar Media”).	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on January 13, 2016 and incorporated herein by reference.

2(c)	Equity Purchase Agreement dated January 7, 2016 by and among CCOI Holdco Parent II, LLC, CCOI Holdco Sub II, LLC, and Lamar Media.	Previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on January 13, 2016 and incorporated herein by reference.

3(a)	Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of the State of Delaware effective as of November 18, 2014.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3(b)	Certificate of Merger, effective as of November 18, 2014.	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3(c)	Amended and Restated Bylaws of the Company, adopted as of November 18, 2014.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3(d)	Amended and Restated Certificate of Incorporation of Lamar Media.	Previously filed as Exhibit 3.2 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3(e)	Amended and Restated Bylaws of Lamar Media.

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

4(b)(2)	Form of 5 7/8% Senior Subordinated Notes due 2022.

Previously filed with the Indenture dated February 9, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

4(b)(3)	Form of 5 7/8% Senior Subordinated Exchange Notes due 2022.

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

4(b)(10)

Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 14, 2017, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.

Filed herewith.

4(b)(11)

Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 14, 2017, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.

Filed herewith.

4(c)(1)

Indenture, dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.

Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012 and incorporated herein by reference.

4(c)(2)	Form of 5% Senior Subordinated Notes due 2023.

Previously filed with the Indenture dated October 30, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012, and incorporated herein by reference.

4(c)(3)	Form of 5% Senior Subordinated Exchange Notes due 2023.

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

4(c)(8)

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

4(c)(9)

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

4(c)(10)

Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 14, 2017, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.

Filed herewith.

4(c)(11)

Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The

Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 14, 2017, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.

Filed herewith.

4(d)(1)

Indenture, dated as of January 10, 2014, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5 3/8% Senior Notes due 2024.

Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on January 15, 2014 and incorporated herein by reference.

4(d)(2)	Form of 5 3/8% Senior Notes due 2024.

Previously filed with the Indenture dated January 10, 2014, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on January 15, 2014 and incorporated herein by reference.

4(d)(3)	Form of 5 3/8% Senior Exchange Notes due 2024.

Previously filed with the Indenture dated January 10, 2014, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on January 15, 2014 and incorporated herein by reference.

4(d)(4)

Supplemental Indenture to the Indenture dated as of January 10, 2014, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of July 28, 2015, relating to Lamar Media’s 5 3/8% Senior Notes due 2024.

Previously filed as Exhibit 4.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (File No. 1-12407) filed on November 5, 2015 and incorporated herein by reference.

4(d)(5)

Supplemental Indenture to the Indenture dated as of January 10, 2014, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 14, 2017, relating to Lamar Media’s 5 3/8% Senior Notes due 2024.

Filed herewith.

4(d)(6)

Supplemental Indenture to the Indenture dated as of January 10, 2014, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 14, 2017, relating to Lamar Media’s 5 3/8% Senior Notes due 2024.

Filed herewith.

4(e)(1)

Indenture, dated as of January 28, 2016, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5 3/4% Senior Notes due 2026.

Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 1, 2016 and incorporated herein by reference.

4(e)(2)	Form of 5 3/4% Senior Notes due 2026.

Previously filed with the Indenture dated January 28, 2016, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 1, 2016 and incorporated herein by reference.

4(e)(3)	Form of 5 3/4% Senior Exchange Notes due 2026.

Previously filed with the Indenture dated January 28, 2016, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 1, 2016 and incorporated herein by reference.

4(e)(4)

Supplemental Indenture to the Indenture dated as of January 28, 2016, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 14, 2017, relating to Lamar Media’s 5 3/4% Senior Notes due 2026.

Filed herewith.

4(e)(5)

Supplemental Indenture to the Indenture dated as of January 28, 2016, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 14, 2017, relating to Lamar Media’s 5 3/4% Senior Notes due 2026.

Filed herewith.

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

Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 (File No. 1-36756) filed on November 6, 2017 and incorporated herein by reference.

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

10(f)(11)

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

10(f)(21)

Joinder Agreement, dated as of July 28, 2015, to the Second Amended and Restated Credit Agreement dated as of February 3, 2014, as amended, among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Alliance Airport Advertising Company.

Previously filed as Exhibit 10(f)(20) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-36756) filed on February 24, 2017 and incorporated herein by reference.

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

101

The following materials from the combined Annual Report of the Company and Lamar Media Corp. on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016 of the Company and Lamar Media, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 of the Company and Lamar Media, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015 of the Company and Lamar Media, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 of the Company and Lamar Media, and (v) Notes to Consolidated Financial Statements of the Company and Lamar Media.

*	Denotes management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.