Form 10-Q
period 2018-03-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2018-05-02
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of April 25, 2018: 84,024,468

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of April 25, 2018: 14,420,085

The number of shares of Lamar Media Corp. common stock outstanding as of April 25, 2018: 100

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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2017 of the Company and Lamar Media (the “2017 Combined Form 10-K”), filed on February 27, 2018 and as such risk factors may be updated or supplemented, from time to time, in our combined Quarterly Reports on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,046	$115,471
Receivables, net of allowance for doubtful accounts of $11,000 and $10,055 in 2018 and 2017, respectively	209,232	201,699
Prepaid lease expenses	77,429	51,074
Other current assets	59,292	52,275
Total current assets	355,999	420,519
Property, plant and equipment	3,372,406	3,384,723
Less accumulated depreciation and amortization	(2,179,506)	(2,170,585)
Net property, plant and equipment	1,192,900	1,214,138
Goodwill	1,737,402	1,740,454
Intangible assets	770,370	796,348
Other assets	57,856	42,886
Total assets	$4,114,527	$4,214,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$19,176	$17,961
Current maturities of long-term debt, net of deferred financing costs of $4,750 and $5,133 in 2018 and 2017, respectively	23,978	17,664
Accrued expenses	81,277	197,675
Deferred income	99,160	92,694
Total current liabilities	223,591	325,994
Long-term debt, net of deferred financing costs of $23,387 and $23,586 in 2018 and 2017, respectively	2,603,982	2,539,026
Deferred income tax liabilities	845	884
Asset retirement obligation	215,055	215,089
Other liabilities	30,855	29,859
Total liabilities	3,074,328	3,110,852
Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2018 and 2017	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized; 84,413,371 and 84,169,118 shares issued at 2018 and 2017, respectively; 84,024,468 and 83,837,834 issued and outstanding at 2018 and 2017, respectively	84	84
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2018 and 2017	14	14
Additional paid-in capital	1,778,441	1,762,499
Accumulated comprehensive income	759	1,302
Accumulated deficit	(713,687)	(639,106)
Cost of shares held in treasury, 388,903 and 331,284 shares at 2018 and 2017, respectively	(25,412)	(21,300)
Stockholders’ equity	1,040,199	1,103,493
Total liabilities and stockholders’ equity	$4,114,527	$4,214,345

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2018	2017
Statements of Income
Net revenues	$361,026	$346,362
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	138,293	131,844
General and administrative expenses (exclusive of depreciation and amortization)	70,208	72,031
Corporate expenses (exclusive of depreciation and amortization)	21,104	16,633
Depreciation and amortization	56,840	51,425
Loss (gain) on disposition of assets	8,701	(1,036)
	295,146	270,897
Operating income	65,880	75,465
Other expense (income)
Loss on extinguishment of debt	15,429	—
Interest income	(24)	(4)
Interest expense	33,579	31,483
	48,984	31,479
Income before income tax expense	16,896	43,986
Income tax expense	1,844	2,199
Net income	15,052	41,787
Cash dividends declared and paid on preferred stock	91	91
Net income applicable to common stock	$14,961	$41,696
Earnings per share:
Basic earnings per share	$0.15	$0.43
Diluted earnings per share	$0.15	$0.42
Cash dividends declared per share of common stock	$0.91	$0.83
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	98,301,551	97,575,481
Weighted average common shares outstanding diluted	98,726,934	98,149,974
Statements of Comprehensive Income
Net income	$15,052	$41,787
Other comprehensive (loss) income
Foreign currency translation adjustments	(543)	143
Comprehensive income	$14,509	$41,930

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$15,052	$41,787
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	56,840	51,425
Stock-based compensation	7,514	2,478
Amortization included in interest expense	1,242	1,348
Loss (gain) on disposition of assets and investments	8,701	(1,036)
Loss on extinguishment of debt	15,429	—
Deferred tax benefit	(87)	(355)
Provision for doubtful accounts	2,206	1,428
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(9,876)	(955)
Prepaid lease expenses	(26,968)	(27,097)
Other assets	(7,542)	(12,053)
Increase (decrease) in:
Trade accounts payable	944	526
Accrued expenses	(27,682)	(26,646)
Other liabilities	4,999	3,646
Net cash provided by operating activities	40,772	34,496
Cash flows from investing activities:
Acquisitions	(6,637)	(17,779)
Capital expenditures	(23,252)	(19,236)
Proceeds received from insurance claims	790	—
Proceeds from disposition of assets and investments	244	1,592
Decrease in notes receivable	2	4
Net cash used in investing activities	(28,853)	(35,419)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(4,112)	(8,997)
Net proceeds from issuance of common stock	3,974	12,934
Principal payments on long term debt	(5,703)	(5,625)
Payment on revolving credit facility	(135,000)	(54,000)
Proceeds received from revolving credit facility	112,000	134,000
Redemption of senior subordinated notes	(509,790)	—
Proceeds received from senior credit facility Term B loan	599,250	—
Debt issuance costs	(6,290)	—
Distributions to non-controlling interest	(118)	(205)
Dividends/distributions	(171,258)	(81,279)
Net cash used in financing activities	(117,047)	(3,172)
Effect of exchange rate changes in cash and cash equivalents	(297)	187
Net decrease in cash and cash equivalents	(105,425)	(3,908)
Cash and cash equivalents at beginning of period	115,471	35,530
Cash and cash equivalents at end of period	$10,046	$31,622
Supplemental disclosures of cash flow information:
Cash paid for interest	$49,600	$43,446
Cash paid for foreign, state and federal income taxes	$1,490	$3,859

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2017 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.

2. Revenues

On January 1, 2018, we adopted FASB Accounting Standards Update (“ASU”) No. 2014-09 (Codified as ASC 606), Revenue from Contracts with Customers using the cumulative effect transition method applied to those contracts which were not completed as of January 1, 2018 and are not accounted for under ASC 840, Leases.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 or 840, while comparative information has not been adjusted and continues to be reported under ASC 605.

A majority of our billboard, logo, and transit space contracts are accounted for under ASC 840 and will continue to be accounted for under the topic until January 1, 2019, our adoption date of FASB Accounting Standards Update (“ASU”) No. 2016-02 (Codified as ASC 842), Leases. Contracts which begin prior to January 1, 2019 and are accounted for under ASC 840 will continue to be accounted for as a lease until the contract ends or is modified. Contracts beginning or modified on or after January 1, 2019 which do not meet the criteria of a lease under ASC 842 will be accounted for under ASC 606 Revenue. The majority of our advertising space contracts will not meet the definition of a lease under ASC 842.

Revenue Recognition

Advertising Revenues:  The majority of our revenues are derived from contracts for advertising space on billboard, logo and transit displays and are currently accounted for under ASC 840 Leases.  Upon the Company’s adoption of ASC 842, Leases the majority of our contracts for advertising space will transition to being accounted for under ASC 606, Revenue. The contract revenues, under ASC 840, Leases and ASC 606, Revenue, are recognized ratably over their contract life.

Other revenues:  Our other component of revenue primarily consists of production services which includes creating and printing the advertising copy.  As of January 1, 2018 revenue for production contracts is recognized under ASC 606. Contract revenues for production services are recognized upon satisfaction of the contract which is typically less than one week.

Arrangements with multiple performance obligations:  Our contracts with customers may include multiple performance obligations.  For such arrangements, we allocate revenue to each performance obligation based on the relative standalone selling price.  We determine standalone selling prices based on the prices charged to customers using expected cost plus margin.

Deferred revenues:  We record deferred revenues when cash payments are received or due in advance of our performance obligation. The term between invoicing and when a payment is due is not significant.  For certain services we require payment before the product or services are delivered to the customer.  The balance of deferred income is considered short-term and will be recognized in revenue within twelve months.

Practical Expedients and Exemptions: Upon our transition to ASC 606 from ASC 840, the Company plans to utilize the following practical expedients and exemptions from ASC 606.  We generally expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within direct advertising expense (exclusive of depreciation and amortization).  We do not disclose the value of unsatisfied performance obligations as the majority of our contracts with customers have an original expected length of less than one year. For contracts with customers which exceed one year the future amount to be invoiced to the customer corresponds directly with the value to be received by the customer.

The following table presents our disaggregated revenue by source including both revenues accounted for under ASC 840 and ASC 606 for the three months ended March 31, 2018 and March 31, 2017.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2018	2017
Billboard Advertising	$312,803	$301,185
Logo Advertising	20,629	20,329
Transit Advertising	27,594	24,848
Net Revenues	$361,026	$346,362

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 9,000 shares of its Class A common stock during the three months ended March 31, 2018. At March 31, 2018 a total of 1,070,266 shares were available for future grant.

Stock Purchase Plan. Lamar Advertising’s 2009 Employee Stock Purchase Plan or 2009 ESPP  was approved by our shareholders on May 28, 2009.  The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 83,838 shares on January 1, 2018 pursuant to the automatic increase provisions of the 2009 ESPP.

The following is a summary of 2009 ESPP share activity for the three months ended March 31, 2018:

Shares
Available for future purchases, January 1, 2018	225,418
Additional shares reserved under 2009 ESPP	83,838
Purchases	(39,515)
Available for future purchases, March 31, 2018	269,741

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2018 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2019. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the three months ended March 31, 2018, the Company has recorded $6,517 as stock-based compensation expense related to performance-based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of the directors’ one year term. The Company recorded a $41 stock-based compensation expense related to these awards for the three months ended March 31, 2018.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

4. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Income and Comprehensive Income are:

	Three months ended March 31,
	2018	2017
Direct advertising expenses	$53,016	$48,318
General and administrative expenses	995	930
Corporate expenses	2,829	2,177
	$56,840	$51,425

5. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at March 31, 2018 and December 31, 2017:

	Estimated	March 31, 2018		December 31, 2017
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$577,351	$501,494	$586,055	$505,778
Non-competition agreements	3—15	65,482	63,941	65,477	63,924
Site locations	15	2,047,492	1,369,167	2,072,059	1,372,954
Other	2—15	45,805	31,158	45,741	30,328
		$2,736,130	$1,965,760	$2,769,332	$1,972,984
Unamortizable intangible assets:
Goodwill		$1,990,938	$253,536	$1,993,990	$253,536

6. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2017	$215,089
Additions to asset retirement obligations	103
Accretion expense	1,193
Liabilities settled	(1,330)
Balance at March 31, 2018	$215,055

7. Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of March 31, 2018 and December 31, 2017, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,902,529 and $2,975,593, respectively.

As of March 31, 2018, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of March 31, 2018, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

ratio is less than 6.5 to 1 and (ii) the secured debt ratio does not exceed 3.5 to 1. As of March 31, 2018, the total debt ratio was less than 6.5 to 1 and Lamar Media’s secured debt ratio was less than 3.5 to 1, and the available cumulative credit was $1,653,009.

8. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three months ended March 31, 2018 or 2017.

9. Long-term Debt

Long-term debt consists of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,207,384	$13,462	$1,193,922
5% Senior Subordinated Notes	535,000	4,725	530,275
5 3/8% Senior Notes	510,000	4,805	505,195
5 3/4% Senior Notes	400,000	5,145	394,855
Other notes with various rates and terms	3,713	—	3,713
	2,656,097	28,137	2,627,960
Less current maturities	(28,728)	(4,750)	(23,978)
Long-term debt, excluding current maturities	$2,627,369	$23,387	$2,603,982

	December 31, 2017
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$636,750	$7,689	$629,061
5 7/8% Senior Subordinated Notes	500,000	5,850	494,150
5% Senior Subordinated Notes	535,000	4,927	530,073
5 3/8% Senior Notes	510,000	4,982	505,018
5 3/4% Senior Notes	400,000	5,271	394,729
Other notes with various rates and terms	3,659	—	3,659
	2,585,409	28,719	2,556,690
Less current maturities	(22,797)	(5,133)	(17,664)
Long-term debt, excluding current maturities	$2,562,612	$23,586	$2,539,026

Senior Credit Facility

On March 16, 2018, Lamar Media Corp. entered into Amendment No. 1 (Amendment No. 1”) to the Third Amended and Restated Credit Agreement dated May 15, 2017, with Lamar Advertising, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A. as Administrative Agent and the lenders named therein, under which the parties agreed to amend the existing senior credit facility to establish a new $600,000 Term B Loan Facility (the “Term B loan”), which will mature on March 16, 2025.  The Term B loan will begin amortizing on June 30, 2018 in equal quarterly installments of $1,500 with the remainder payable at maturity.  Lamar borrowed the full amount of the Term B loan on March 16, 2018.  The proceeds from the Term B loan, together with available cash on hand were used to redeem in full Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022 (the “5 7/8% Notes).

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Lamar Media’s Third Amended and Restated Credit Agreement dated as of May 15, 2017 (as amended by Amendment No. 1, the “senior credit facility”) consists of (i) a $450,000 senior secured revolving credit facility which will mature on May 15, 2022, (ii) a $450,000 Term A loan facility (the “Term A loans” and together with the Term B loans, the “Term loans”)  which will mature on May 15, 2022, (iii) the Term B loans and (iv) an incremental facility pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to pro forma compliance with the secured debt ratio financial maintenance covenant.

Under the senior credit facility Lamar Media borrowed all $450,000 in Term A loans on May 15, 2017.  The net proceeds, together with borrowing under the revolving portion of senior credit facility and cash on hand, were used to repay all outstanding amounts under the existing senior credit facility, and all revolving commitments under that facility were terminated.

The Term A loans mature on February 2, 2019 and the Term B loans mature on March 16, 2025. The remaining quarterly installments are scheduled to be paid on each June 30, September 30, December 31, and March 31 as follows:

Principal Payment Date	Term A	Term B
June 30, 2018-June 30, 2019	$5,625	$1,500
September 30, 2019-June 30, 2020	$8,438	$1,500
September 30, 2020-March 31, 2022	$16,875	$1,500
Term A Loan Maturity Date	$253,125	$—
June 30, 2022-December 31, 2024	$—	$1,500
Term B Loan Maturity Date	$—	$559,500

The Term loans bear interest at rates based on the Adjusted LIBO Rate (“Eurodollar term loans”) or the Adjusted Base Rate (“Base Rate term loans”), at Lamar Media’s option. Eurodollar term loans bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 1.75%; (or the Adjusted LIBO Rate plus 1.50% at any time the Total Debt Ratio is less than or equal to 3.25 to 1 for Term A loans only). Base Rate term loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.75% (or the Adjusted Base Rate plus 0.50% at any time the Total Debt Ratio is less than or equal to 3.25 to 1 for Term A loans only). The revolving credit facility bears interest at rates based on the Adjusted LIBO Rate (“Eurodollar revolving loans”) or the Adjusted Base Rate (“Base Rate revolving loans”), at Lamar Media’s option. Eurodollar revolving loans bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 2.25% (or the Adjusted LIBO Rate plus 2.00% at any time the Total Debt Ratio is less than or equal to 4.25 to 1; or the Adjusted LIBO Rate plus 1.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). Base Rate revolving Loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 1.25% (or the Adjusted Base Rate plus 1.0% at any time the total debt ratio is less than or equal to 4.25 to 1, or the Adjusted Base Rate plus 0.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). The guarantees, covenants, events of default and other terms of the senior credit facility apply to the Term A and B loans and revolving credit facility.

As of March 31, 2018, there was $175,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $12,950 in letters of credit outstanding as of March 31, 2018 resulting in $262,050 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on May 15, 2022.

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

5 7/8% Senior Subordinated Notes

On February 9, 2012, Lamar Media completed an institutional private placement of $500,000 aggregate principal amount of its 5 7/8% Notes. The institutional private placement resulted in net proceeds to Lamar Media of approximately $489,000. The Company used the proceeds from the Term B loans to redeem all of the 5 7/8% Notes on March 19, 2018 at a redemption price of 101.958% of the aggregate principal amount of the outstanding 5 7/8% Notes, plus accrued and unpaid interest up to but not including the redemption date. In conjunction with the redemption the Company recorded a loss on debt extinguishment of $15,429, of which $9,790 was cash, as of March 31, 2018.

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

10. Fair Value of Financial Instruments

At March 31, 2018 and December 31, 2017, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts and assets held for sale are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $2,689,914 which exceeded the carrying amount of $2,656,097 as of March 31, 2018. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

11. New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted the provisions of ASU No. 2014-09 on January 1, 2018 using the cumulative effect transition method. The Company did not have an adjustment to its opening balance of retained earnings for the adoption of this update.

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

12. Dividends/Distributions

During the three months ended March 31, 2018, the Company paid cash distributions of its REIT taxable income in the amount of $171,076 or $1.74 per share. The distributions paid during the three months ended March 31, 2018 include distributions declared on February 22, 2018 of $89,542 or $0.91 per share and distributions declared and accrued as of December 31, 2017 of $81,534 or $0.83 per share. During the three months ended March 31, 2017, the Company declared and paid cash distributions of its REIT taxable income in an aggregate amount of $81,188 or $0.83 per share. The amount, timing and frequency of future distributions will be at the

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs) and other factors that the Board of Directors may deem relevant. During the three months ended March 31, 2018, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $182 or $31.90 per share, which included distributions declared during the period as well as those declared and accrued in the fourth quarter of 2017. During the three months ended March 31, 2017, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share.

13. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $7,525 and $6,893 for the three months ended March 31, 2018 and 2017, respectively. Net carrying value of long lived assets located in foreign countries totaled $3,142 and $3,571 as of March 31, 2018 and December 31, 2017, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

14. Divestiture of Assets

As of March 31, 2018, the Company had initiated a plan to sell its billboard assets in Puerto Rico and recorded them as held for sale. The Company recorded a loss for the disposal group of $8,666 within loss (gain) on disposition of assets in our Condensed Consolidated Statements of Income and Comprehensive Income at March 31, 2018. The fair value of the disposal group of $12,500 was recorded within other assets in our Condensed Consolidated Balance Sheet as of March 31, 2018. The transaction to sell the disposal group was completed on April 16, 2018.

15. Subsequent Events

On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and SunTrust Robinson Humphrey, Inc. as its sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $0.001 per share (the “Class A Common Stock”), having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals.

Sales of the Class A Common Stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A Common Stock, or sales made to or through a market maker other than on an exchange.  The Company has no obligation to sell any of the Class A Common Stock under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,546	$114,971
Receivables, net of allowance for doubtful accounts of $11,000 and $10,055 in 2018 and 2017, respectively	209,232	201,699
Prepaid lease expenses	77,429	51,074
Other current assets	59,292	52,275
Total current assets	355,499	420,019
Property, plant and equipment	3,372,406	3,384,723
Less accumulated depreciation and amortization	(2,179,506)	(2,170,585)
Net property, plant and equipment	1,192,900	1,214,138
Goodwill	1,727,251	1,730,303
Intangible assets	769,901	795,879
Other assets	52,572	37,603
Total assets	$4,098,123	$4,197,942
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$19,176	$17,961
Current maturities of long-term debt, net of deferred financing costs of $4,750 and $5,133 in 2018 and 2017, respectively	23,978	17,664
Accrued expenses	77,072	193,667
Deferred income	99,160	92,694
Total current liabilities	219,386	321,986
Long-term debt, net of deferred financing costs of $23,387 and $23,586 in 2018 and 2017, respectively	2,603,982	2,539,026
Deferred income tax liabilities	845	884
Asset retirement obligation	215,055	215,089
Other liabilities	30,855	29,859
Total liabilities	3,070,123	3,106,844
Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2018 and 2017	—	—
Additional paid-in-capital	2,848,881	2,832,940
Accumulated comprehensive income	759	1,302
Accumulated deficit	(1,821,640)	(1,743,144)
Stockholder’s equity	1,028,000	1,091,098
Total liabilities and stockholder’s equity	$4,098,123	$4,197,942

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2018	2017
Statements of Income
Net revenues	$361,026	$346,362
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	138,293	131,844
General and administrative expenses (exclusive of depreciation and amortization)	70,208	72,031
Corporate expenses (exclusive of depreciation and amortization)	20,998	16,527
Depreciation and amortization	56,840	51,425
Loss (gain) on disposition of assets	8,701	(1,036)
	295,040	270,791
Operating income	65,986	75,571
Other expense (income)
Loss on extinguishment of debt	15,429	—
Interest income	(24)	(4)
Interest expense	33,579	31,483
	48,984	31,479
Income before income tax expense	17,002	44,092
Income tax expense	1,844	2,199
Net income	$15,158	$41,893
Statements of Comprehensive Income
Net income	$15,158	$41,893
Other comprehensive (loss) income
Foreign currency translation adjustments	(543)	143
Comprehensive income	$14,615	$42,036

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$15,158	$41,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,840	51,425
Stock-based compensation	7,514	2,478
Amortization included in interest expense	1,242	1,348
Loss (gain) on disposition of assets and investments	8,701	(1,036)
Loss on extinguishment of debt	15,429	—
Deferred tax benefit	(87)	(355)
Provision for doubtful accounts	2,206	1,428
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(9,876)	(955)
Prepaid lease expenses	(26,968)	(27,097)
Other assets	(7,542)	(12,053)
Increase (decrease) in:
Trade accounts payable	944	526
Accrued expenses	(27,682)	(26,646)
Other liabilities	(7,256)	(16,163)
Net cash provided by operating activities	28,623	14,793
Cash flows from investing activities:
Acquisitions	(6,637)	(17,779)
Capital expenditures	(23,252)	(19,236)
Proceeds received from insurance claims	790	—
Proceeds from disposition of assets and investments	244	1,592
Decrease in notes receivable	2	4
Net cash used in investing activities	(28,853)	(35,419)
Cash flows from financing activities:
Principal payments on long-term debt	(5,703)	(5,625)
Payment on revolving credit facility	(135,000)	(54,000)
Proceeds received from revolving credit facility	112,000	134,000
Redemption of senior subordinated notes	(509,790)	—
Proceeds received from senior credit facility Term B loan	599,250	—
Debt issuance costs	(6,290)	—
Distributions to non-controlling interest	(118)	(205)
Contributions from parent	15,941	32,546
Dividend to parent	(175,188)	(90,185)
Net cash (used in) provided by financing activities	(104,898)	16,531
Effect of exchange rate changes in cash and cash equivalents	(297)	187
Net decrease in cash and cash equivalents	(105,425)	(3,908)
Cash and cash equivalents at beginning of period	114,971	35,030
Cash and cash equivalents at end of period	$9,546	$31,122
Supplemental disclosures of cash flow information:
Cash paid for interest	$49,600	$43,446
Cash paid for foreign, state and federal income taxes	$1,490	$3,859

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2017 Combined Form 10-K.

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Balance Sheet as of March 31, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$4,138	$333,488	$17,873	$—	$355,499
Net property, plant and equipment	—	1,187,143	5,757	—	1,192,900
Intangibles and goodwill, net	—	2,476,624	20,528	—	2,497,152
Other assets	3,701,355	11,203	13,376	(3,673,362)	52,572
Total assets	$3,705,493	$4,008,458	$57,534	$(3,673,362)	$4,098,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$23,944	$34	$—	$—	$23,978
Other current liabilities	21,704	157,552	16,152	—	195,408
Total current liabilities	45,648	157,586	16,152	—	219,386
Long-term debt	2,603,889	93	—	—	2,603,982
Other noncurrent liabilities	27,956	217,431	43,864	(42,496)	246,755
Total liabilities	2,677,493	375,110	60,016	(42,496)	3,070,123
Stockholders’ equity	1,028,000	3,633,348	(2,482)	(3,630,866)	1,028,000
Total liabilities and stockholders’ equity	$3,705,493	$4,008,458	$57,534	$(3,673,362)	$4,098,123

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$349,862	$12,102	$(938)	$361,026
Operating expenses
Direct advertising expenses (1)	—	131,124	7,750	(581)	138,293
General and administrative expenses (1)	—	67,561	2,647	—	70,208
Corporate expenses (1)	—	20,605	393	—	20,998
Depreciation and amortization	—	54,349	2,491	—	56,840
Loss on disposition of assets	—	35	8,666	—	8,701
	—	273,674	21,947	(581)	295,040
Operating income (loss)	—	76,188	(9,845)	(357)	65,986
Equity in (earnings) loss of subsidiaries	(64,165)	—	—	64,165	—
Interest expense (income), net	33,578	(2)	336	(357)	33,555
Loss on debt extinguishment	15,429	—	—	—	15,429
Income (loss) before income tax expense	15,158	76,190	(10,181)	(64,165)	17,002
Income tax expense (2)	—	712	1,132	—	1,844
Net income (loss)	$15,158	$75,478	$(11,313)	$(64,165)	$15,158

Statement of Comprehensive Income
Net income (loss)	$15,158	$75,478	$(11,313)	$(64,165)	$15,158
Total other comprehensive income, net of tax	—	—	(543)	—	(543)
Total comprehensive income (loss)	$15,158	$75,478	$(11,856)	$(64,165)	$14,615

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$9,747	$79,785	$(2,253)	$(58,656)	$28,623
Cash flows from investing activities:
Acquisitions	—	(6,637)	—	—	(6,637)
Capital expenditures	—	(21,939)	(1,313)	—	(23,252)
Proceeds from disposition of assets and investments	—	244	—	—	244
Proceeds received from insurance claims	—	—	790	—	790
Investment in subsidiaries	(6,637)	—	—	6,637	—
Decrease (increase) in intercompany notes receivable	18,633	—	—	(18,633)	—
Decrease (increase) in notes receivable	3	(1)	—	—	2
Net cash provided by (used in) investing activities	11,999	(28,333)	(523)	(11,996)	(28,853)
Cash flows from financing activities:
Proceeds received from revolving credit facility	112,000	—	—	—	112,000
Payment on revolving credit facility	(135,000)	—	—	—	(135,000)
Principal payments on long-term debt	(5,697)	(6)	—	—	(5,703)
Redemption of senior subordinated notes	(509,790)	—	—	—	(509,790)
Proceeds received from senior credit facility Term B loan	599,250	—	—	—	599,250
Debt issuance costs	(6,290)	—	—	—	(6,290)
Intercompany loan payable	—	—	(18,633)	18,633	—
Distributions to non-controlling interest	—	—	(118)	—	(118)
Dividends (to) from parent	(175,188)	(58,656)	—	58,656	(175,188)
Contributions from (to) parent	15,941	6,637	—	(6,637)	15,941
Net cash (used in) provided by financing activities	(104,774)	(52,025)	(18,751)	70,652	(104,898)
Effect of exchange rate changes in cash and cash equivalents	—	—	(297)	—	(297)
Net decrease in cash and cash equivalents	(83,028)	(573)	(21,824)	—	(105,425)
Cash and cash equivalents at beginning of period	86,546	1,625	26,800	—	114,971
Cash and cash equivalents at end of period	$3,518	$1,052	$4,976	$—	$9,546

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

This report contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2017 Combined Form 10-K filed on February 27, 2018, as supplemented by any risk factors contained in our combined Quarterly Reports on Form 10-Q. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2018 and 2017. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash” for more information. During the three months ended March 31, 2018, the Company completed acquisitions for a total cash purchase price of approximately $6.6 million. See—“Uses of Cash – Acquisitions” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.

The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2018 and 2017:

	Three months ended March 31, (in thousands)
	2018	2017
Total capital expenditures:
Billboard — traditional	$6,787	$6,279
Billboard — digital	8,302	7,587
Logos	2,452	1,801
Transit	372	223
Land and buildings	3,431	1,382
Operating equipment	1,908	1,964
Total capital expenditures	$23,252	$19,236

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

RESULTS OF OPERATIONS

Three Months ended March 31, 2018 compared to Three Months ended March 31, 2017

Net revenues increased $14.7 million or 4.2% to $361.0 million for the three months ended March 31, 2018 from $346.4 million for the same period in 2017. This increase was attributable primarily to an increase in billboard net revenues of $11.6 million, which represents an increase of 3.9% over the same period in 2017.  In addition, transit revenue increased $2.7 million, which represents an increase of 11.1% over the prior period and there was a $0.3 million increase in logo revenue, which represents an increase of 1.5% over the same period in 2017.

For the three months ended March 31, 2018, there was a $4.0 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2017, which represents an increase of 1.1%. See “Reconciliations” below. The 1.1% increase is primarily due to an increase in digital revenue, as compared to the same period in 2017. The $4.0 million increase in revenue primarily consists of a $2.5 million increase in billboard revenue, a $1.0 million increase in transit revenue and a $0.5 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2017.

Total operating expenses, exclusive of depreciation and amortization, loss (gain) on sale of assets and stock-based compensation, increased $4.1 million, or 1.9% to $222.1 million for the three months ended March 31, 2018 from $218.0 million in the same period in 2017. The $4.1 million increase over the prior year is comprised of a $4.7 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets, partially offset by a corporate expense decrease of $0.6 million.

Depreciation and amortization expense increased $5.4 million to $56.8 million for the three months ended March 31, 2018 as compared to same period in 2017, primarily related to approximately $297.3 million of assets acquired through acquisitions and $109.3 million in capitalized expenditures purchased in fiscal 2017.

For the three months ended March 31, 2018, loss (gain) on disposition of assets increased by $9.7 million as compared to the same period in 2017.  The Company recorded an $8.7 million loss for the three months ended March 31, 2018 as compared to a $1.0 million gain for the same period in 2017.  The $8.7 million loss in the first three months of 2018 primarily relates to a write down of the Puerto Rico assets held for sale as of March 31, 2018.

Due to the above factors, operating income decreased by $9.6 million to $65.9 million for the three months ended March 31, 2018 compared to $75.5 million for the same period in 2017.

During the three months ended March 31, 2018, the Company recorded a $15.4 million loss on debt extinguishment related to Lamar Media’s prepayment of its 5 7/8% Notes.  The $15.4 million loss is comprised of a cash redemption premium of $9.8 million and a non-cash write off of unamortized deferred financing costs of approximately $5.6 million.

Interest expense increased $2.1 million to $33.6 million for the three months ended March 31, 2018 as compared to $31.5 million for the comparable period in 2017, primarily due to the increase in debt outstanding as compared to the same period in 2017.

The decrease in operating income and increases in loss on debt extinguishment and interest expense resulted in a $27.1 million decrease in net income before income tax expense. The Company recorded income tax expense of $1.8 million for the three months ended March 31, 2018, which was an effective rate of 10.9%.  The effective rate is higher than the same period in 2017, primarily due to the tax effect of the loss on the write down of the Company’s Puerto Rico assets during the three months ended March 31, 2018.  The Company’s tax rate differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items and typically ranges from 3-5%.

As a result of the above factors, the Company recognized net income for the three months ended March 31, 2018 of $15.1 million, as compared to net income of $41.8 million for the same period in 2017.

Reconciliations:

Because acquisitions occurring after December 31, 2016 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2017 acquisition-adjusted net revenue, which adjusts our 2017 net revenue for the three months ended March 31, 2017 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2018.

Reconciliations of 2017 reported net revenue to 2017 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2017 acquisition-adjusted net revenue to 2018 reported net revenue for the three months ended March 31, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2018	2017
	(in thousands)
Reported net revenue	$361,026	$346,362
Acquisition net revenue	—	10,646
Adjusted totals	$361,026	$357,008

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$15,052	$41,787	$(26,735)	(64.0)%
Income tax expense	1,844	2,199	(355)
Loss on debt extinguishment	15,429	—	15,429
Interest expense (income), net	33,555	31,479	2,076
Loss (gain) on disposition of assets	8,701	(1,036)	9,737
Depreciation and amortization	56,840	51,425	5,415
Stock-based compensation expense	7,514	2,478	5,036
Adjusted EBITDA	$138,935	$128,332	$10,603	8.3%

Adjusted EBITDA for the three months ended March 31, 2018 increased 8.3% to $138.9 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense) of $8.2 million and a decrease in general administrative and corporate expenses of $2.4 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$15,052	$41,787	$(26,735)	(64.0)%
Depreciation and amortization related to real estate	53,725	48,521	5,204
Loss (gain) from sale or disposal of real estate, net of tax of $935 and $0 in 2018 and 2017, respectively	9,693	(839)	10,532
Adjustments for unconsolidated affiliates and non-controlling interest	195	177	18
FFO	$78,665	$89,646	$(10,981)	(12.2)%
Straight line income	(277)	(37)	(240)
Stock-based compensation expense	7,514	2,478	5,036
Non-cash portion of tax provision	(1,022)	(355)	(667)
Non-real estate related depreciation and amortization	3,115	2,904	211
Amortization of deferred financing costs	1,242	1,348	(106)
Loss on extinguishment of debt	15,429	—	15,429
Capital expenditures – maintenance	(8,125)	(9,378)	1,253
Adjustments for unconsolidated affiliates and non-controlling interest	(195)	(177)	(18)
AFFO	$96,346	$86,429	$9,917	11.5%

FFO for the three months ended March 31, 2018 decreased 12.2% to $78.7 million as compared to FFO of $89.6 million for the same period in 2017. AFFO for the three months ended March 31, 2018 increased 11.5% to $96.3 million as compared to $86.4 million for the same period in 2017. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense), decreases in general and administrative and corporate expenses (excluding stock-based compensation) and decreases in maintenance capital expenditures, offset by an increase in interest expense.

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

Sources of Cash

Total Liquidity. As of March 31, 2018 we had approximately $272.1 million of total liquidity, which is comprised of approximately $10.0 million in cash and cash equivalents and approximately $262.1 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the three months ended March 31, 2018 and 2017 our cash provided by operating activities was $40.8 million and $34.5 million, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2018 over the same period in 2017 relates to an increase in revenues offset by an increase in operating expenses (excluding depreciation and amortization), and a net increase in operating assets and liabilities. We expect to generate cash flows from operations during 2018 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.

“At-the-Market” Offering Program.  On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC and SunTrust Robinson Humphrey, Inc. as our sales agents (each a “Sales Agent”, and collectively, the “Sales Agent”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $.001 per share (the “Class A Common Stock”), having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals.  Sales of the Class A Common Stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A Common Stock, or sales made to or through a market maker other than on an exchange.  The Company has no obligation to sell any of the Class A Common Stock under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement.  The Company intends to use the net proceeds, if any, from the sale of the Class A Common Stock pursuant to the Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments.

Sale of Puerto Rico Operations.  As of March 31, 2018, the Company had a definitive agreement to sell substantially all of its assets in Puerto Rico and as such, considered those assets as held for sale.  Accordingly, the Company recorded a loss related to the write down of the Puerto Rico assets for the three months ended March 31, 2018 of approximately $8.7 million. On April 16, 2018, the transaction to sell the assets to B–Billboard BB LLC and B-Billboard BG LLC was completed.

Credit Facilities.  On March 16, 2018, Lamar Media Corp. entered into Amendment No. 1 to the Third Amended and Restated Credit Agreement dated May 15, 2017, with Lamar Advertising, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A. as Administrative Agent and the lenders named therein, under which the parties agreed to amend the existing senior credit facility to establish a new $600.0 million Term B Loan Facility, which will mature on March 16, 2025.  The Term B loan will begin amortizing on June 30, 2018 in equal quarterly installments of $1.5 million with the remainder payable at maturity.  Lamar borrowed the full amount of the Term B loan on March 16, 2018.  The proceeds from the Term B loan, together with available cash on hand were used to redeem in full Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.  See Uses of Cash for more information.

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

Lamar Media’s Third Amended and Restated Credit Agreement dated as of May 15, 2017 (as amended by Amendment No. 1, the “senior credit facility”) consists of (i) a new $450.0 million senior secured revolving credit facility which will mature on May 15, 2022, (ii) a new $450.0 million Term A loan facility (the “Term A loans”)  which will mature on May 15, 2022, and (iii) the Term B loans, and (iv) an incremental facility pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to pro forma compliance with the secured debt ratio financial maintenance covenant described under “Restrictions under Senior Credit Facility.”

Under the senior credit facility Lamar Media borrowed all $450.0 million in Term A loans on May 15, 2017.  The net proceeds, together with borrowing under the revolving portion of senior credit facility and cash on hand, were used to repay all outstanding amounts under the existing senior credit facility, and all revolving commitments under that facility were terminated.

As of March 31, 2018 the aggregate balance outstanding under the senior credit facility was approximately $1.207 billion, consisting of $433.1 million outstanding in Term A loans, $599.3 million in Term B loans (net of $0.7 million of original issue discount) and $175.0 million of revolving credit loans.  In addition, Lamar Media had approximately $272.1 million of unused capacity under the revolving credit facility included in the senior credit facility.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.

Credit Facilities and Other Debt Securities.  The Company and Lamar Media must comply with certain covenants and restrictions related to the senior credit facility and its outstanding debt securities.

Restrictions Under Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding $535 million 5% Senior Subordinated Notes issued in October 2012 (the “5% Senior Subordinated Notes”), $510 million 5 3/8% Senior Notes issued in January 2014 (the “5 3/8% Senior Notes”) and the $400 million 5 3/4% Senior Notes issued in January 2016 (the “5 3/4%  Senior Notes”).

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At March 31, 2018 and currently, we were in compliance with all such tests under the senior credit facility.

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

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions were approximately $23.3 million for the three months ended March 31, 2018. We anticipate our 2018 total capital expenditures will be approximately $110 million.

Acquisitions.  During the three months ended March 31, 2018, the Company completed acquisitions for an aggregate cash purchase price of approximately $6.6 million, which were financed using available cash on hand or borrowings under its revolving credit facility.

5 7/8% Senior Subordinated Note Redemption.  On March 19, 2018, the Company used proceeds from the Term B loan, together with cash on hand, to redeem in full all $500.0 million in aggregate principal amount of Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022 and repay a portion of the borrowings outstanding under Lamar Media’s revolving credit facility.  The Notes were redeemed at a redemption price equal to 101.958% of the aggregate principal amount of the outstanding Notes, plus accrued and unpaid interest up to the redemption date.  The Company recorded a loss on debt extinguishment of $15.4 million related to this redemption which is comprised of a $9.8 million prepayment penalty and a $5.6 million non-cash write off of unamortized deferred financing costs.

Term Loans. The Term A loans mature on February 2, 2019 and the Term B loans mature on March 16, 2025.  The remaining quarterly installments scheduled to be paid on each June 30, September 30, December 31 and March 31 are as follows:

	Term A	Term B
Principal Payment Date	( in thousands)
June 30, 2018-June 30, 2019	$5,625.0	$1,500.0
September 30, 2019-June 30, 2020	$8,437.5	$1,500.0
September 30, 2020-March 31, 2022	$16,875.0	$1,500.0
Term A Loan Maturity Date	$253,125.0	$—
June 30, 2022-December 31, 2024	$—	$1,500.0
Term B Loan Maturity Date	$—	$559,500.0

The Term Loans bear interest at rates based on the Adjusted LIBO Rate (“Eurodollar term loans”) or the Adjusted Base Rate (“Base Rate term loans”), at Lamar Media’s option. Eurodollar term loans bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 1.75%; (or the Adjusted LIBO Rate plus 1.50% at any time the Total Debt Ratio is less than or equal to 3.25 to 1 for Term A loans only). Base Rate term loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.75% (or the Adjusted Base Rate plus 0.50% at any time the Total Debt Ratio is less than or equal to 3.25 to 1 for Term A loans only). The revolving credit facility bears interest at rates based on the Adjusted LIBO Rate (“Eurodollar revolving loans”) or the Adjusted Base Rate (“Base Rate revolving loans”), at Lamar Media’s option. Eurodollar revolving loans bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 2.25% (or the Adjusted LIBO Rate plus 2.00% at any time the Total Debt Ratio is less than or equal to 4.25 to 1; or the Adjusted LIBO Rate plus 1.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). Base Rate revolving loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 1.25% (or the Adjusted Base Rate plus 1.0% at any time the total debt ratio is less than or equal to 4.25 to 1, or the Adjusted Base Rate plus 0.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). The guarantees, covenants, events of default and other terms of the senior credit facility apply to the Term A and B loans and revolving credit facility.

Dividends.  On January 2, 2018, the Company paid a quarterly cash dividend of $0.83 per share to its shareholders of record of its Class A and Class B common stock on December 18, 2017.  In addition, on February 22, 2018, Lamar Advertising’s Board of Directors declared a quarterly cash dividend of $0.91 per share paid on March 29, 2018 to its stockholders of record of its Class A common stock and Class B common stock on March 19, 2018. The Company expects aggregate quarterly distributions to stockholders in 2018, excluding the dividend paid on January 2, 2018 but including the dividend paid on March 29, 2018, will total $3.65 per common share.

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

Commitments and Contingencies

Debt Service and Contractual Obligations.  As of March 31, 2018, we had outstanding debt of approximately $2.63 billion.  In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under its senior credit facility.  In addition it has fixed commercial commitments.  These commitments are detailed as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in millions)
Long-Term Debt	$2,628.0	$24.0	$92.6	$499.4	$2,012.0
Interest obligations on long term debt(1)	$726.3	127.2	251.7	229.5	117.9
Billboard site and other operating leases	$1,504.2	170.0	299.7	231.3	803.2
Total payments due	$4,858.5	$321.2	$644.0	$960.2	$2,933.1

(1)	Interest rates on our variable rate instruments are assuming rates at the March 2018 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in millions)
Revolving Bank Facility(2)	$450.0	$—	$—	$450.0	$—
Standby Letters of Credit(3)	$12.9	$12.5	$0.4	$—	$—

(2)	Lamar Media had $175.0 million outstanding under the revolving facility at March 31, 2018.
(3)	The standby letters of credit are issued under Lamar Media’s revolving credit facility and reduce the availability of the facility by the same amount.

Accounting Standards Update

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted the provisions of ASU No. 2014-09 on January 1, 2018 using the cumulative effect transition method. The Company did not have an adjustment to its opening balance of retained earnings for the adoption of this update.

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

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2018 and 2017. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Three Months ended March 31, 2018 compared to Three Months ended March 31, 2017

Net revenues increased $14.7 million or 4.2% to $361.0 million for the three months ended March 31, 2018 from $346.4 million for the same period in 2017. This increase was attributable primarily to an increase in billboard net revenues of $11.6 million, which represents an increase of 3.9% over the same period in 2017.  In addition, transit revenue increased $2.7 million, which represents an increase of 11.1% over the prior period and there was a $0.3 million increase in logo revenue, which represents an increase of 1.5% over the same period in 2017.

For the three months ended March 31, 2018, there was a $4.0 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2017, which represents an increase of 1.1%. See “Reconciliations” below. The 1.1% increase is primarily due to an increase in digital revenue for three months ended March 31, 2018, as compared to the same period in 2017. The $4.0 million increase in revenue primarily consists of a $2.5 million increase in billboard revenue, a $1.0 million increase in transit revenue and a $0.5 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2017.

Total operating expenses, exclusive of depreciation and amortization, loss (gain) on sale of assets and stock-based compensation, increased $4.1 million, or 1.9% to $222.0 million for the three months ended March 31, 2018 from $217.9 million in the same period in 2017. The $4.1 million increase over the prior year is comprised of a $4.7 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets partially offset by a corporate expense decrease of $0.6 million.

Depreciation and amortization expense increased $5.4 million to $56.8 million for the three months ended March 31, 2018 as compared to same period in 2017, primarily related approximately $297.3 million of assets acquired through acquisitions and $109.3 million in capitalized expenditures purchased in fiscal 2017.

For the three months ended March 31, 2018, loss (gain) on disposition of assets increased by $9.7 million as compared to the same period in 2017.  Lamar Media recorded an $8.7 million loss for the three months ended March 31, 2018 as compared to a $1.0 million gain for the same period in 2017.  The $8.7 million loss in the first three months of 2018 primarily relates to a write down of the Puerto Rico assets held for sale as of March 31, 2018.

Due to the above factors, operating income decreased by $9.6 million to $66.0 million for the three months ended March 31, 2018 compared to $75.6 million for the same period in 2017.

During the three months ended March 31, 2018, Lamar Media recorded a $15.4 million loss on debt extinguishment related to Lamar Media’s prepayment of its 5 7/8% Notes.  The $15.4 million loss is comprised of a cash redemption premium of $9.8 million and a non-cash write off of unamortized deferred financing costs of approximately $5.6 million.

Interest expense increased $2.1 million to $33.6 million for the three months ended March 31, 2018 as compared to $31.5 million for the comparable period in 2017, primarily due to the increase in debt outstanding as compared to the same period in 2017.

The decrease in operating income and increases in loss on debt extinguishment and interest expense resulted in a $27.1 million decrease in net income before income tax expense. Lamar Media recorded income tax expense of $1.8 million for the three months ended March 31, 2018, which was an effective rate of 10.8%.  The effective rate is higher than the same period in 2017 primarily due to the tax effect of the loss on the write down of the Company’s Puerto Rico assets during the three months ended March 31, 2018.  Lamar Media’s tax rate differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items and typically ranges from 3-5%.

As a result of the above factors, Lamar Media recognized net income for the three months ended March 31, 2018 of $15.2 million, as compared to net income of $41.9 million for the same period in 2017.

Reconciliations:

Because acquisitions occurring after December 31, 2016 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2017 acquisition-adjusted net revenue, which adjusts our 2017 net revenue for the three months ended March 31, 2017 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2018.

Reconciliations of 2017 reported net revenue to 2017 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2017 acquisition-adjusted net revenue to 2018 reported net revenue for the three months ended March 31, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2018	2017
	(in thousands)
Reported net revenue	$361,026	$346,362
Acquisition net revenue	—	10,646
Adjusted totals	$361,026	$357,008

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$15,158	$41,893	$(26,735)	(63.8)%
Income tax expense	1,844	2,199	(355)
Loss on debt extinguishment	15,429	—	15,429
Interest expense (income), net	33,555	31,479	2,076
Loss (gain) on disposition of assets	8,701	(1,036)	9,737
Depreciation and amortization	56,840	51,425	5,415
Stock-based compensation expense	7,514	2,478	5,036
Adjusted EBITDA	$139,041	$128,438	$10,603	8.3%

Adjusted EBITDA for the three months ended March 31, 2018 increased 8.3% to $139.0 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense) of $8.2 million and a decrease in general administrative and corporate expenses of $2.4 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$15,158	$41,893	$(26,735)	(63.8)%
Depreciation and amortization related to real estate	53,725	48,521	5,204
Loss (gain) from sale or disposal of real estate, net of tax of $935 and $0 in 2018 and 2017, respectively	9,693	(839)	10,532
Adjustments for unconsolidated affiliates and non-controlling interest	195	177	18
FFO	$78,771	$89,752	$(10,981)	(12.2)%
Straight line income	(277)	(37)	(240)
Stock-based compensation expense	7,514	2,478	5,036
Non-cash portion of tax provision	(1,022)	(355)	(667)
Non-real estate related depreciation and amortization	3,115	2,904	211
Amortization of deferred financing costs	1,242	1,348	(106)
Loss on extinguishment of debt	15,429	—	15,429
Capital expenditures – maintenance	(8,125)	(9,378)	1,253
Adjustments for unconsolidated affiliates and non-controlling interest	(195)	(177)	(18)
AFFO	$96,452	$86,535	$9,917	11.5%

FFO for the three months ended March 31, 2018 decreased 12.2% to $78.8 million as compared to FFO of $89.8 million for the same period in 2017. AFFO for the three months ended March 31, 2018 increased 11.5% to $96.5 million as compared to $86.5 million for the same period in 2017. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense), decreases in general and administrative and corporate expenses (excluding stock-based compensation) and decreases in maintenance capital expenditures, offset by an increase in interest expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2018, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

At March 31, 2018, there was approximately $1.207 billion of aggregate indebtedness outstanding under the senior credit facility, or approximately 45.9% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the three months ended March 31, 2018 with respect to borrowings under the senior credit facility was $6.6 million, and the weighted average interest rate applicable to borrowings under this credit facility during the three months ended March 31, 2018 was 3.4%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.4% rather than 3.4%), then the Company’s three months ended March 31, 2018 interest expense would have increased by $3.7 million.

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

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our combined Annual Report on Form 10-K for the year ended December 31, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock. There have been no material changes to our risk factors since our combined Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

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

10.1

Joinder Agreement, dated as of January 30, 2018, to the Third Amended and Restated Credit Agreement dated as of May 15, 2017, as amended, among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Interstate Logos TRS, LLC.  Filed herewith.

Exhibit Number	Description
10.2

Amendment No. 1 dated as of March  16, 2018 to the Third Restatement Agreement, by and among Lamar Media Corp., Lamar Advertising Company, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (including the Third Amended and Restated Credit Agreement, as amended for Amendment No. 1, as Exhibit A thereto).  Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on March 21, 2018 and incorporated herein by reference.

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

101

The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2018 and 2017 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: May 2, 2018	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: May 2, 2018	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer