Form 10-Q
period 2018-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2018-08-08
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of August 1, 2018: 84,408,162

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of August 1, 2018: 14,420,085

The number of shares of Lamar Media Corp. common stock outstanding as of August 1, 2018: 100

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

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,588	$115,471
Receivables, net of allowance for doubtful accounts of $11,228 and $10,055 in 2018 and 2017, respectively	228,381	201,699
Prepaid lease expenses	75,897	51,074
Other current assets	57,823	52,275
Total current assets	381,689	420,519
Property, plant and equipment	3,395,023	3,384,723
Less accumulated depreciation and amortization	(2,202,405)	(2,170,585)
Net property, plant and equipment	1,192,618	1,214,138
Goodwill	1,737,357	1,740,454
Intangible assets	753,920	796,348
Other assets	54,386	42,886
Total assets	$4,119,970	$4,214,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,913	$17,961
Current maturities of long-term debt, net of deferred financing costs of $4,787 and $5,133 in 2018 and 2017, respectively	23,945	17,664
Accrued expenses	98,295	197,675
Deferred income	116,882	92,694
Total current liabilities	258,035	325,994
Long-term debt, net of deferred financing costs of $22,229 and $23,586 in 2018 and 2017, respectively	2,540,955	2,539,026
Deferred income tax liabilities	1,396	884
Asset retirement obligation	215,397	215,089
Other liabilities	30,667	29,859
Total liabilities	3,046,450	3,110,852
Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2018 and 2017	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized 84,793,860 and 84,169,118 shares issued at 2018 and 2017, respectively; 84,404,957 and 83,837,834 issued and outstanding at 2018 and 2017, respectively	85	84
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2018 and 2017	14	14
Additional paid-in capital	1,801,481	1,762,499
Accumulated comprehensive income	482	1,302
Accumulated deficit	(703,130)	(639,106)
Cost of shares held in treasury, 388,903 and 331,284 shares at 2018 and 2017, respectively	(25,412)	(21,300)
Stockholders’ equity	1,073,520	1,103,493
Total liabilities and stockholders’ equity	$4,119,970	$4,214,345

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Statements of Income
Net revenues	$419,800	$397,078	$780,826	$743,440
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	140,784	135,075	279,077	266,919
General and administrative expenses (exclusive of depreciation and amortization)	69,686	65,921	139,894	137,952
Corporate expenses (exclusive of depreciation and amortization)	20,147	16,730	41,251	33,363
Depreciation and amortization	55,322	51,782	112,162	103,207
(Gain) loss on disposition of assets	(1,843)	(607)	6,858	(1,643)
	284,096	268,901	579,242	539,798
Operating income	135,704	128,177	201,584	203,642
Other expense (income)
Loss on extinguishment of debt	—	71	15,429	71
Interest income	(132)	—	(156)	(4)
Interest expense	31,892	31,979	65,471	63,462
	31,760	32,050	80,744	63,529
Income before income tax expense	103,944	96,127	120,840	140,113
Income tax expense	3,513	3,733	5,357	5,932
Net income	100,431	92,394	115,483	134,181
Cash dividends declared and paid on preferred stock	91	91	182	182
Net income applicable to common stock	$100,340	$92,303	$115,301	$133,999
Earnings per share:
Basic earnings per share	$1.02	$0.94	$1.17	$1.37
Diluted earnings per share	$1.02	$0.94	$1.17	$1.36
Cash dividends declared per share of common stock	$0.91	$0.83	$1.82	$1.66
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	98,532,110	97,941,766	98,417,467	97,759,636
Weighted average common shares outstanding diluted	98,834,588	98,442,860	98,725,475	98,276,283
Statements of Comprehensive Income
Net income	$100,431	$92,394	$115,483	$134,181
Other comprehensive (loss) income
Foreign currency translation adjustments	(277)	745	(820)	888
Comprehensive income	$100,154	$93,139	$114,663	$135,069

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$115,483	$134,181
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	112,162	103,207
Stock-based compensation	14,121	5,043
Amortization included in interest expense	2,448	2,623
Loss (gain) on disposition of assets and investments	6,858	(1,643)
Loss on extinguishment of debt	15,429	71
Deferred tax expense	437	30
Provision for doubtful accounts	3,940	3,396
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(30,891)	(32,205)
Prepaid lease expenses	(25,717)	(25,949)
Other assets	(4,559)	(7,265)
Increase (decrease) in:
Trade accounts payable	908	308
Accrued expenses	(16,956)	(8,856)
Other liabilities	22,121	21,812
Net cash provided by operating activities	215,784	194,753
Cash flows from investing activities:
Acquisitions	(16,165)	(28,101)
Capital expenditures	(52,473)	(47,836)
Proceeds received from property insurance claims	3,804	—
Proceeds from disposition of assets and investments	3,407	2,566
Decrease of notes receivable	5	11
Net cash used in investing activities	(61,422)	(73,360)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(4,112)	(8,997)
Net proceeds from issuance of common stock	25,723	17,196
Principal payments on long term debt	(12,911)	(5,625)
Payment on revolving credit facility	(270,000)	(334,000)
Proceeds received from revolving credit facility	190,000	182,000
Redemption of senior subordinated notes	(509,790)	—
Payment on senior credit facility term loans	—	(247,500)
Proceeds received from senior credit facility term loans	599,250	450,000
Debt issuance costs	(6,349)	(4,899)
Distributions to non-controlling interest	(241)	(310)
Dividends/distributions	(261,132)	(162,702)
Net cash used in financing activities	(249,562)	(114,837)
Effect of exchange rate changes in cash and cash equivalents	(683)	798
Net (decrease) increase in cash and cash equivalents	(95,883)	7,354
Cash and cash equivalents at beginning of period	115,471	35,530
Cash and cash equivalents at end of period	$19,588	$42,884
Supplemental disclosures of cash flow information:
Cash paid for interest	$74,352	$60,346
Cash paid for foreign, state and federal income taxes	$5,660	$7,753

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

A majority of our billboard, logo, and transit space contracts are accounted for under ASC 840 and will continue to be accounted for under the topic until January 1, 2019, our adoption date of FASB Accounting Standards Update (“ASU”) No. 2016-02 (Codified as ASC 842), Leases. Contracts which begin prior to January 1, 2019 and are accounted for under ASC 840 will continue to be accounted for as a lease until the contract ends or is modified. Contracts beginning or modified on or after January 1, 2019 which do not meet the criteria of a lease under ASC 842 will be accounted for under ASC 606, Revenue. The majority of our advertising space contracts will not meet the definition of a lease under ASC 842.

Revenue Recognition

Advertising revenues:  The majority of our revenues are derived from contracts for advertising space on billboard, logo and transit displays and are currently accounted for under ASC 840, Leases.  Upon the Company’s adoption of ASC 842, Leases the majority of our contracts for advertising space will transition to being accounted for under ASC 606, Revenue. The contract revenues, under ASC 840, Leases and ASC 606, Revenue, are recognized ratably over their contract life.

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

Practical expedients and exemptions: Upon our transition to ASC 606 from ASC 840, the Company plans to utilize the following practical expedients and exemptions from ASC 606.  We generally expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within direct advertising expense (exclusive of depreciation and amortization).  We do not disclose the value of unsatisfied performance obligations as the majority of our contracts with customers have an original expected length of less than one year. For contracts with customers which exceed one year, the future amount to be invoiced to the customer corresponds directly with the value to be received by the customer.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

The following table presents our disaggregated revenue by source including both revenues accounted for under ASC 840 and ASC 606 for the three and six months ended June 30, 2018 and June 30, 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Billboard Advertising	$365,367	$348,426	$678,170	$649,611
Logo Advertising	21,378	20,758	42,007	41,087
Transit Advertising	33,055	27,894	60,649	52,742
Net Revenues	$419,800	$397,078	$780,826	$743,440

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 59,000 shares of its Class A common stock during the six months ended June 30, 2018. At June 30, 2018 a total of 1,014,815 shares were available for future grant.

Stock Purchase Plan. Lamar Advertising’s 2009 Employee Stock Purchase Plan or 2009 ESPP  was approved by our shareholders on May 28, 2009.  The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 83,838 shares on January 1, 2018 pursuant to the automatic increase provisions of the 2009 ESPP.

The following is a summary of 2009 ESPP share activity for the six months ended June 30, 2018:

Shares
Available for future purchases, January 1, 2018	225,418
Additional shares reserved under 2009 ESPP	83,838
Purchases	(68,379)
Available for future purchases, June 30, 2018	240,877

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2018 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2019. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the six months ended June 30, 2018, the Company has recorded $11,954 as stock-based compensation expense related to performance-based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of the directors’ one year term. The Company recorded a $278 stock-based compensation expense related to these awards for the six months ended June 30, 2018.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

4. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Income and Comprehensive Income are:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Direct advertising expenses	$51,457	$48,685	$104,473	$97,003
General and administrative expenses	1,012	972	2,007	1,902
Corporate expenses	2,853	2,125	5,682	4,302
	$55,322	$51,782	$112,162	$103,207

5. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at June 30, 2018 and December 31, 2017:

	Estimated	June 30, 2018		December 31, 2017
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$578,003	$505,760	$586,055	$505,778
Non-competition agreements	3—15	65,561	64,004	65,477	63,924
Site locations	15	2,053,107	1,386,852	2,072,059	1,372,954
Other	2—15	45,854	31,989	45,741	30,328
		$2,742,525	$1,988,605	$2,769,332	$1,972,984
Unamortizable intangible assets:
Goodwill		$1,990,893	$253,536	$1,993,990	$253,536

6. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2017	$215,089
Additions to asset retirement obligations	340
Accretion expense	2,261
Liabilities settled	(2,293)
Balance at June 30, 2018	$215,397

7. Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2018 and December 31, 2017, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,987,145 and $2,975,593, respectively.

As of June 30, 2018, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of June 30, 2018, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

ratio is less than 6.5 to 1 and (ii) the secured debt ratio does not exceed 3.5 to 1. As of June 30, 2018, the total debt ratio was less than 6.5 to 1 and Lamar Media’s secured debt ratio was less than 3.5 to 1, and the available cumulative credit was $1,737,624.

8. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and six months ended June 30, 2018 or 2017.

9. Long-term Debt

Long-term debt consists of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,143,285	$12,851	$1,130,434
5% Senior Subordinated Notes	535,000	4,521	530,479
5 3/8% Senior Notes	510,000	4,627	505,373
5 3/4% Senior Notes	400,000	5,017	394,983
Other notes with various rates and terms	3,631	—	3,631
	2,591,916	27,016	2,564,900
Less current maturities	(28,732)	(4,787)	(23,945)
Long-term debt, excluding current maturities	$2,563,184	$22,229	$2,540,955

	December 31, 2017
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$636,750	$7,689	$629,061
5 7/8% Senior Subordinated Notes	500,000	5,850	494,150
5% Senior Subordinated Notes	535,000	4,927	530,073
5 3/8% Senior Notes	510,000	4,982	505,018
5 3/4% Senior Notes	400,000	5,271	394,729
Other notes with various rates and terms	3,659	—	3,659
	2,585,409	28,719	2,556,690
Less current maturities	(22,797)	(5,133)	(17,664)
Long-term debt, excluding current maturities	$2,562,612	$23,586	$2,539,026

Senior Credit Facility

On March 16, 2018, Lamar Media Corp. entered into Amendment No. 1 (“Amendment No. 1”) to the Third Amended and Restated Credit Agreement dated May 15, 2017, with Lamar Advertising, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A. as Administrative Agent and the lenders named therein, under which the parties agreed to amend the existing senior credit facility to establish a new $600,000 Term B Loan Facility (the “Term B loan”), which will mature on March 16, 2025.  The Term B loan began amortizing on June 30, 2018 in equal quarterly installments of $1,500 with the remainder payable at maturity.  Lamar borrowed the full amount of the Term B loan on March 16, 2018.  The proceeds from the Term B loan, together with available cash on hand were used to redeem in full Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022 (the “5 7/8% Notes”).

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

The Term A loans mature on May 15, 2022 and the Term B loans mature on March 16, 2025.  The remaining quarterly installments are scheduled to be paid on each June 30, September 30, December 31, and March 31 as follows:

Principal Payment Date	Term A	Term B
September 30, 2018-June 30, 2019	$5,625	$1,500
September 30, 2019-June 30, 2020	$8,438	$1,500
September 30, 2020-March 31, 2022	$16,875	$1,500
Term A Loan Maturity Date	$253,125	$—
June 30, 2022-December 31, 2024	$—	$1,500
Term B Loan Maturity Date	$—	$559,500

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

As of June 30, 2018, there was $118,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $12,974 in letters of credit outstanding as of June 30, 2018 resulting in $319,026 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on May 15, 2022.

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

5 7/8% Senior Subordinated Notes

On February 9, 2012, Lamar Media completed an institutional private placement of $500,000 aggregate principal amount of its 5 7/8% Notes. The institutional private placement resulted in net proceeds to Lamar Media of approximately $489,000. The Company used the proceeds from the Term B loans to redeem all of the 5 7/8% Notes on March 19, 2018 at a redemption price of 101.958% of the aggregate principal amount of the outstanding 5 7/8% Notes, plus accrued and unpaid interest up to but not including the redemption date. In conjunction with the redemption the Company recorded a loss on debt extinguishment of $15,429, of which $9,790 was cash, for the six months ended June 30, 2018.

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

10. Fair Value of Financial Instruments

At June 30, 2018 and December 31, 2017, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $2,614,655 which exceeded the carrying amount of $2,591,916 as of June 30, 2018. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

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

In July 2018, The FASB issued ASU No. 2018-11, Leases (Topic 842) – Targeted Improvements. The update provides an additional (optional) transition method to adopt the new lease standard, allowing entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, rather than adjusting each period presented at the date of adoption. The update also provides lessors a practical expedient to allow them to not separate non-lease components from the associated lease component and instead to account for those components as a single component if certain criteria are met. The Company plans to utilize the updated transition method upon its adoption of Topic 842. The updated practical expedient for lessors will not have a material effect to the Company’s consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

12. Dividends/Distributions

During the three months ended June 30, 2018 and June 30, 2017, the Company declared and paid cash distributions of its REIT taxable income in an aggregate amount of $89,783 or $0.91 per share and $81,332 or $0.83 per share, respectively. During the six months ended June 30, 2018, the Company paid cash distributions of its REIT taxable income in an aggregate amount of $260,859 or $2.65 per share. The distributions paid during the six months ended June 30, 2018 include distributions declared and accrued as of December 31, 2017 of $81,534 or $0.83 per share. During the six months ended June 30, 2017, the Company declared and paid cash distributions of its REIT taxable income in an aggregate amount of $162,520 or $1.66 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs) and other factors that the Board of Directors may deem relevant. During the three months ended June 30, 2018 and June 30, 2017, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share. During the six months ended June 30, 2018, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $273 or $47.85 per share. During the six months ended June 30, 2017, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $182 or $31.90 per share.

13. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $16,794 and $15,555 for the six months ended June 30, 2018 and 2017, respectively. Net carrying value of long lived assets located in foreign countries totaled $2,903 and $3,571 as of June 30, 2018 and December 31, 2017, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

14. Stockholders’ Equity

On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and SunTrust Robinson Humphrey, Inc. as its sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $0.001 per share (the “Class A Common Stock”), having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals. As of June 30, 2018, 213,276 shares of our Class A Common Stock have been sold under the Sales Agreement and accordingly $384,929 remains available to be sold under the Sales Agreement.

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

15. Divestiture of Assets

On April 16, 2018 the Company sold its assets in Puerto Rico for $3,000 in cash and non-cash consideration consisting of a note receivable for $9,500 due April 2024. The Company recorded a loss on the sale of $7,685 for the six months ended June 30, 2018.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,088	$114,971
Receivables, net of allowance for doubtful accounts of $11,228 and $10,055 in 2018 and 2017, respectively	228,381	201,699
Prepaid lease expenses	75,897	51,074
Other current assets	57,823	52,275
Total current assets	381,189	420,019
Property, plant and equipment	3,395,023	3,384,723
Less accumulated depreciation and amortization	(2,202,405)	(2,170,585)
Net property, plant and equipment	1,192,618	1,214,138
Goodwill	1,727,205	1,730,303
Intangible assets	753,453	795,879
Other assets	48,848	37,603
Total assets	$4,103,313	$4,197,942
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$18,913	$17,961
Current maturities of long-term debt, net of deferred financing costs of $4,787 and $5,133 in 2018 and 2017, respectively	23,945	17,664
Accrued expenses	93,911	193,667
Deferred income	116,882	92,694
Total current liabilities	253,651	321,986
Long-term debt, net of deferred financing costs of $22,229 and $23,586 in 2018 and 2017, respectively	2,540,955	2,539,026
Deferred income tax liabilities	1,396	884
Asset retirement obligation	215,397	215,089
Other liabilities	30,667	29,859
Total liabilities	3,042,066	3,106,844
Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2018 and 2017	—	—
Additional paid-in-capital	2,871,668	2,832,940
Accumulated comprehensive income	482	1,302
Accumulated deficit	(1,810,903)	(1,743,144)
Stockholder’s equity	1,061,247	1,091,098
Total liabilities and stockholder’s equity	$4,103,313	$4,197,942

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Statements of Income
Net revenues	$419,800	$397,078	$780,826	$743,440
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	140,784	135,075	279,077	266,919
General and administrative expenses (exclusive of depreciation and amortization)	69,686	65,921	139,894	137,952
Corporate expenses (exclusive of depreciation and amortization)	20,058	16,645	41,056	33,172
Depreciation and amortization	55,322	51,782	112,162	103,207
(Gain) loss on disposition of assets	(1,843)	(607)	6,858	(1,643)
	284,007	268,816	579,047	539,607
Operating income	135,793	128,262	201,779	203,833
Other expense (income)
Loss on extinguishment of debt	—	71	15,429	71
Interest income	(132)	—	(156)	(4)
Interest expense	31,892	31,979	65,471	63,462
	31,760	32,050	80,744	63,529
Income before income tax expense	104,033	96,212	121,035	140,304
Income tax expense	3,513	3,733	5,357	5,932
Net income	$100,520	$92,479	$115,678	$134,372
Statements of Comprehensive Income
Net income	$100,520	$92,479	$115,678	$134,372
Other comprehensive (loss) income
Foreign currency translation adjustments	(277)	745	(820)	888
Comprehensive income	$100,243	$93,224	$114,858	$135,260

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$115,678	$134,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,162	103,207
Stock-based compensation	14,121	5,043
Amortization included in interest expense	2,448	2,623
Loss (gain) on disposition of assets and investments	6,858	(1,643)
Loss on extinguishment of debt	15,429	71
Deferred tax expense	437	30
Provision for doubtful accounts	3,940	3,396
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(30,891)	(32,205)
Prepaid lease expenses	(25,717)	(25,949)
Other assets	(4,549)	(7,265)
Increase (decrease) in:
Trade accounts payable	908	308
Accrued expenses	(16,956)	(8,856)
Other liabilities	8,373	428
Net cash provided by operating activities	202,241	173,560
Cash flows from investing activities:
Acquisitions	(16,165)	(28,101)
Capital expenditures	(52,473)	(47,836)
Proceeds received from property insurance claims	3,804	—
Proceeds from disposition of assets and investments	3,407	2,566
Decrease of notes receivable	5	11
Net cash used in investing activities	(61,422)	(73,360)
Cash flows from financing activities:
Principal payments on long-term debt	(12,911)	(5,625)
Payment on revolving credit facility	(270,000)	(334,000)
Proceeds received from revolving credit facility	190,000	182,000
Redemption of senior subordinated notes	(509,790)	—
Payment on senior credit facility term loan	—	(247,500)
Proceeds received from senior credit facility term loan	599,250	450,000
Debt issuance costs	(6,349)	(4,899)
Distributions to non-controlling interest	(241)	(310)
Contributions from parent	38,992	38,207
Dividend to parent	(264,970)	(171,517)
Net cash used in financing activities	(236,019)	(93,644)
Effect of exchange rate changes in cash and cash equivalents	(683)	798
Net (decrease) increase in cash and cash equivalents	(95,883)	7,354
Cash and cash equivalents at beginning of period	114,971	35,030
Cash and cash equivalents at end of period	$19,088	$42,384
Supplemental disclosures of cash flow information:
Cash paid for interest	$74,352	$60,346
Cash paid for foreign, state and federal income taxes	$5,660	$7,753

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

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 9, 10, 11, 13 and 15 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Balance Sheet as of June 30, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$10,192	$350,468	$20,529	$—	$381,189
Net property, plant and equipment	—	1,186,992	5,626	—	1,192,618
Intangibles and goodwill, net	—	2,460,549	20,109	—	2,480,658
Other assets	3,671,283	11,515	9,497	(3,643,447)	48,848
Total assets	$3,681,475	$4,009,524	$55,761	$(3,643,447)	$4,103,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$23,911	$34	$—	$—	$23,945
Other current liabilities	27,638	181,783	20,285	—	229,706
Total current liabilities	51,549	181,817	20,285	—	253,651
Long-term debt	2,540,870	85	—	—	2,540,955
Other noncurrent liabilities	27,809	218,035	33,912	(32,296)	247,460
Total liabilities	2,620,228	399,937	54,197	(32,296)	3,042,066
Stockholders’ equity	1,061,247	3,609,587	1,564	(3,611,151)	1,061,247
Total liabilities and stockholders’ equity	$3,681,475	$4,009,524	$55,761	$(3,643,447)	$4,103,313

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended June 30, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$406,521	$14,119	$(840)	$419,800
Operating expenses
Direct advertising expenses (1)	—	134,716	6,770	(702)	140,784
General and administrative expenses (1)	—	67,915	1,771	—	69,686
Corporate expenses (1)	—	19,611	447	—	20,058
Depreciation and amortization	—	54,231	1,091	—	55,322
Gain on disposition of assets	—	(862)	(981)	—	(1,843)
	—	275,611	9,098	(702)	284,007
Operating income (loss)	—	130,910	5,021	(138)	135,793
Equity in (earnings) loss of subsidiaries	(132,412)	—	—	132,412	—
Interest expense (income), net	31,892	(8)	14	(138)	31,760
Other expenses	—	—	—	—	—
Income (loss) before income tax expense	100,520	130,918	5,007	(132,412)	104,033
Income tax expense (2)	—	2,829	684	—	3,513
Net income (loss)	$100,520	$128,089	$4,323	$(132,412)	$100,520

Statement of Comprehensive Income
Net income (loss)	$100,520	$128,089	$4,323	$(132,412)	$100,520
Total other comprehensive loss, net of tax	—	—	(277)	—	(277)
Total comprehensive income (loss)	$100,520	$128,089	$4,046	$(132,412)	$100,243

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended June 30, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$384,685	$13,414	$(1,021)	$397,078
Operating expenses
Direct advertising expenses (1)	—	128,038	7,635	(598)	135,075
General and administrative expenses (1)	—	63,500	2,421	—	65,921
Corporate expenses (1)	—	16,358	287	—	16,645
Depreciation and amortization	—	49,634	2,148	—	51,782
Gain on disposition of assets	—	(603)	(4)	—	(607)
	—	256,927	12,487	(598)	268,816
Operating income (loss)	—	127,758	927	(423)	128,262
Equity in (earnings) loss of subsidiaries	(124,527)	—	—	124,527	—
Interest expense (income), net	31,977	—	425	(423)	31,979
Other expenses	71	—	—	—	71
Income (loss) before income tax expense	92,479	127,758	502	(124,527)	96,212
Income tax expense (2)	—	3,146	587	—	3,733
Net income (loss)	$92,479	$124,612	$(85)	$(124,527)	$92,479

Statement of Comprehensive Income
Net income (loss)	$92,479	$124,612	$(85)	$(124,527)	$92,479
Total other comprehensive income, net of tax	—	—	745	—	745
Total comprehensive income (loss)	$92,479	$124,612	$660	$(124,527)	$93,224

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Six Months Ended June 30, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$756,383	$26,221	$(1,778)	$780,826
Operating expenses
Direct advertising expenses (1)	—	265,840	14,520	(1,283)	279,077
General and administrative expenses (1)	—	135,476	4,418	—	139,894
Corporate expenses (1)	—	40,216	840	—	41,056
Depreciation and amortization	—	108,580	3,582	—	112,162
(Gain) loss on disposition of assets	—	(827)	7,685	—	6,858
	—	549,285	31,045	(1,283)	579,047
Operating income (loss)	—	207,098	(4,824)	(495)	201,779
Equity in (earnings) loss of subsidiaries	(196,577)	—	—	196,577	—
Interest expense (income), net	65,470	(10)	350	(495)	65,315
Other expenses	15,429	—	—	—	15,429
Income (loss) before income tax expense	115,678	207,108	(5,174)	(196,577)	121,035
Income tax expense (2)	—	3,541	1,816	—	5,357
Net income (loss)	$115,678	$203,567	$(6,990)	$(196,577)	$115,678

Statement of Comprehensive Income
Net income (loss)	$115,678	$203,567	$(6,990)	$(196,577)	$115,678
Total other comprehensive loss, net of tax	—	—	(820)	—	(820)
Total comprehensive income (loss)	$115,678	$203,567	$(7,810)	$(196,577)	$114,858

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Six Months Ended June 30, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$720,488	$24,888	$(1,936)	$743,440
Operating expenses
Direct advertising expenses (1)	—	253,142	14,922	(1,145)	266,919
General and administrative expenses (1)	—	133,512	4,440	—	137,952
Corporate expenses (1)	—	32,615	557	—	33,172
Depreciation and amortization	—	98,882	4,325	—	103,207
Gain on disposition of assets	—	(1,640)	(3)	—	(1,643)
	—	516,511	24,241	(1,145)	539,607
Operating income (loss)	—	203,977	647	(791)	203,833
Equity in (earnings) loss of subsidiaries	(197,901)	—	—	197,901	—
Interest expense (income), net	63,458	(3)	794	(791)	63,458
Other expenses	71	—	—	—	71
Income (loss) before income tax expense	134,372	203,980	(147)	(197,901)	140,304
Income tax expense (2)	—	4,869	1,063	—	5,932
Net income (loss)	$134,372	$199,111	$(1,210)	$(197,901)	$134,372

Statement of Comprehensive Income
Net income (loss)	$134,372	$199,111	$(1,210)	$(197,901)	$134,372
Total other comprehensive income, net of tax	—	—	888	—	888
Total comprehensive income (loss)	$134,372	$199,111	$(322)	$(197,901)	$135,260

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$146,324	$268,161	$7,790	$(220,034)	$202,241
Cash flows from investing activities:
Acquisitions	—	(16,165)	—	—	(16,165)
Capital expenditures	—	(48,506)	(3,967)	—	(52,473)
Proceeds from disposition of assets and investments	—	—	3,407	—	3,407
Proceeds received from insurance claims	—	—	3,804	—	3,804
Investment in subsidiaries	(16,165)	—	—	16,165	—
Decrease (increase) in intercompany notes receivable	28,618	—	—	(28,618)	—
Decrease in notes receivable	5	—	—	—	5
Net cash provided by (used in) investing activities	12,458	(64,671)	3,244	(12,453)	(61,422)
Cash flows from financing activities:
Proceeds received from revolving credit facility	190,000	—	—	—	190,000
Payment on revolving credit facility	(270,000)	—	—	—	(270,000)
Principal payments on long-term debt	(12,897)	(14)	—	—	(12,911)
Proceeds received from senior credit facility term loan	599,250	—	—	—	599,250
Redemption of senior subordinated notes	(509,790)	—	—	—	(509,790)
Debt issuance costs	(6,349)	—	—	—	(6,349)
Intercompany loan proceeds	—	—	(28,618)	28,618	—
Distributions to non-controlling interest	—	—	(241)	—	(241)
Dividends (to) from parent	(264,970)	(220,034)	—	220,034	(264,970)
Contributions from (to) parent	38,992	16,165	—	(16,165)	38,992
Net cash (used in) provided by financing activities	(235,764)	(203,883)	(28,859)	232,487	(236,019)
Effect of exchange rate changes in cash and cash equivalents	—	—	(683)	—	(683)
Net decrease in cash and cash equivalents	(76,982)	(393)	(18,508)	—	(95,883)
Cash and cash equivalents at beginning of period	86,546	1,625	26,800	—	114,971
Cash and cash equivalents at end of period	$9,564	$1,232	$8,292	$—	$19,088

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$127,087	$230,322	$3,902	$(187,751)	$173,560
Cash flows from investing activities:
Acquisitions	—	(28,101)	—	—	(28,101)
Capital expenditures	—	(43,858)	(3,978)	—	(47,836)
Proceeds from disposition of assets and investments	—	2,566	—	—	2,566
Investment in subsidiaries	(28,101)	—	—	28,101	—
(Increase) decrease in intercompany notes receivable	(3,594)	—	—	3,594	—
Decrease in notes receivable	11	—	—	—	11
Net cash (used in) provided by investing activities	(31,684)	(69,393)	(3,978)	31,695	(73,360)
Cash flows from financing activities:
Proceeds received from revolving credit facility	182,000	—	—	—	182,000
Payment on revolving credit facility	(334,000)	—	—	—	(334,000)
Principal payments on long-term debt	(5,625)	—	—	—	(5,625)
Proceeds received from senior credit facility term loan	450,000	—	—	—	450,000
Payment on senior credit facility term loan	(247,500)	—	—	—	(247,500)
Debt issuance costs	(4,899)	—	—	—	(4,899)
Intercompany loan proceeds	—	—	3,594	(3,594)	—
Distributions to non-controlling interest	—	—	(310)	—	(310)
Dividends (to) from parent	(171,517)	(187,751)	—	187,751	(171,517)
Contributions from (to) parent	38,207	28,101	—	(28,101)	38,207
Net cash (used in) provided by financing activities	(93,334)	(159,650)	3,284	156,056	(93,644)
Effect of exchange rate changes in cash and cash equivalents	—	—	798	—	798
Net increase in cash and cash equivalents	2,069	1,279	4,006	—	7,354
Cash and cash equivalents at beginning of period	12,762	1,201	21,067	—	35,030
Cash and cash equivalents at end of period	$14,831	$2,480	$25,073	$—	$42,384

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the six months and three months ended June 30, 2018 and 2017. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash” for more information. During the six months ended June 30, 2018, the Company completed acquisitions for a total cash purchase price of approximately $16.2 million. See—“Uses of Cash – Acquisitions” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.

The following table presents a breakdown of capitalized expenditures for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2018	2017	2018	2017
Total capital expenditures:
Billboard — traditional	$8,420	$7,260	$15,207	$13,539
Billboard — digital	11,815	13,376	20,117	20,963
Logos	2,653	2,110	5,105	3,911
Transit	368	65	740	288
Land and buildings	2,598	3,132	6,029	4,514
Operating equipment	3,367	2,657	5,275	4,621
Total capital expenditures	$29,221	$28,600	$52,473	$47,836

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

We define Adjusted EBITDA as net income before income tax expense (benefit), interest expense (income), gain or loss on extinguishment of debt and investments, stock-based compensation, depreciation and amortization and gain or loss on disposition of assets and investments.

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

RESULTS OF OPERATIONS

Six Months ended June 30, 2018 compared to Six Months ended June 30, 2017

Net revenues increased $37.4 million or 5.0% to $780.8 million for the six months ended June 30, 2018 from $743.4 million for the same period in 2017. This increase was attributable primarily to an increase in billboard net revenues of $28.6 million, which represents an increase of 4.4% over the same period in 2017, largely due to the acquisition of new operating assets during 2017.  In addition, logo sign revenue increased $0.9 million, which represents an increase of 2.2% over the prior period and transit sign revenue increased $7.9 million, which represents an increase of 15.0% over the prior period.

For the six months ended June 30, 2018, there was a $17.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2017, which represents an increase of 2.3%. See “Reconciliations” below. The $17.7 million increase in revenue primarily consists of a $12.8 million increase in billboard revenue which is largely due to an increase in digital revenue, a $1.0 million increase in logo revenue and a $4.0 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2017.

Total operating expenses, exclusive of depreciation and amortization and loss on disposition of assets, increased $22.0 million, or 5.0% to $460.2 million for the six months ended June 30, 2018 from $438.2 million in the same period in 2017. The $22.0 million increase over the prior year is comprised of a $9.1 million increase in stock-based compensation and a $14.1 million increase in direct and general and administrative operating expenses (excluding stock-based compensation expense) related to the operations of our outdoor advertising assets, partially offset by a corporate expense decrease of $1.2 million (excluding stock-based compensation expense).

Depreciation and amortization expense increased 8.7% to $112.2 million for the six months ended June 30, 2018 as compared to the same period in 2017, primarily related to the addition of approximately $297.3 million of assets acquired through acquisitions and $109.3 million of capitalized expenditures, in fiscal year 2017.

For the six months ended June 30, 2018, the Company recognized a loss on disposition of assets of $6.9 million as compared to a gain on disposition of assets of $1.6 million for the same period in 2017.  The increase in loss of $8.5 million is primarily related to the $7.7 million loss recognized on the sale of our Puerto Rico assets which closed on April 16, 2018.

Due to the above factors, operating income decreased by $2.1 million to $201.6 million for the six months ended June 30, 2018 as compared to $203.6 million for the same period in 2017.

During the six months ended June 30, 2018, the Company recorded a $15.4 million loss on debt extinguishment related to Lamar Media’s prepayment of its 5 7/8% Notes.  The $15.4 million loss is comprised of a cash redemption premium of $9.8 million and a non-cash write off of unamortized deferred financing costs of approximately $5.6 million.  See “Uses of Cash” for more information.

Interest expense increased $2.0 million for the six months ended June 30, 2018 to $65.5 million as compared to $63.5 million for the six months ended June 30, 2017.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2017.

The decrease in operating income and increases in interest expense and loss on debt extinguishment described above resulted in $19.3 million decrease in net income before income taxes. The effective tax rate for the six months ended June 30, 2018 was 4.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the six months ended June 30, 2018 of $115.5 million, as compared to net income of $134.2 million for the same period in 2017.

Reconciliations:

Because acquisitions occurring after December 31, 2016 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2017 acquisition-adjusted net revenue, which adjusts our 2017 net revenue for the six months ended June 30, 2017 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2018.

Reconciliations of 2017 reported net revenue to 2017 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2017 acquisition-adjusted net revenue to 2018 reported net revenue for the six months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six months ended June 30,
	2018	2017
	(in thousands)
Reported net revenue	$780,826	$743,440
Acquisition net revenue	—	19,656
Adjusted totals	$780,826	$763,096

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$115,483	$134,181	$(18,698)	(13.9)%
Income tax expense	5,357	5,932	(575)
Loss on debt extinguishment	15,429	71	15,358
Interest expense (income), net	65,315	63,458	1,857
Loss (gain) on disposition of assets	6,858	(1,643)	8,501
Depreciation and amortization	112,162	103,207	8,955
Stock-based compensation expense	14,121	5,043	9,078
Adjusted EBITDA	$334,725	$310,249	$24,476	7.9%

Adjusted EBITDA for the six months ended June 30, 2018 increased 7.9% to $334.7 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense) of $25.2 million, and was offset by slight increases in general administrative and corporate expenses of $0.7 million, excluding the impact of stock-based compensation expense.

 Net Income/FFO/AFFO

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$115,483	$134,181	$(18,698)	(13.9)%
Depreciation and amortization related to real estate	105,909	97,386	8,523
Loss (gain) from sale or disposal of real estate, net of tax of $878 and $0 in 2018 and 2017, respectively	7,845	(1,407)	9,252
Adjustments for unconsolidated affiliates and non-controlling interest	342	390	(48)
FFO	$229,579	$230,550	$(971)	(0.4)%
Straight line income	(957)	(95)	(862)
Stock-based compensation expense	14,121	5,043	9,078
Non-cash portion of tax provision	(441)	30	(471)
Non-real estate related depreciation and amortization	6,253	5,821	432
Amortization of deferred financing costs	2,448	2,623	(175)
Loss on extinguishment of debt	15,429	71	15,358
Capital expenditures – maintenance	(19,205)	(20,678)	1,473
Adjustments for unconsolidated affiliates and non-controlling interest	(342)	(390)	48
AFFO	$246,885	$222,975	$23,910	10.7%

FFO for the six months ended June 30, 2018 decreased slightly, from FFO of $230.6 million in 2017 to $229.6 million for the same period in 2018, a decrease of 0.4%.  AFFO for the six months ended June 30, 2018 increased 10.7% to $246.9 million as compared to $223.0 million for the same period in 2017. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) offset by slight increases in general and administrative expenses, corporate expenses (excluding the effect of stock-based compensation expense) and interest expense.

Three Months ended June 30, 2018 compared to Three Months ended June 30, 2017

Net revenues increased $22.7 million or 5.7% to $419.8 million for the three months ended June 30, 2018 from $397.1 million for the same period in 2017. This increase was attributable primarily to an increase in billboard net revenues of $16.9 million, which represents an increase of 4.9% over the same period in 2017.  In addition, logo sign revenue increased $0.6 million, which represents an increase of 3.0% over the prior period and there was a $5.2 million increase in transit revenue, which represents an increase of 18.5% over the prior period.

For the three months ended June 30, 2018, there was a $13.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2017, which represents an increase of 3.4%. See “Reconciliations” below.  The $13.7 million increase in revenue primarily consists of a $10.3 million increase in billboard revenue largely due to an increase in digital revenue, a $0.5 million increase in logo revenue and a $2.9 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2017.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $12.9 million, or 5.9% to $230.6 million for the three months ended June 30, 2018 from $217.7 million in the same period in 2017. The $12.9 million increase over the prior year is comprised of a $9.4 million increase in direct and general and administrative operating expenses (excluding stock-based compensation expense) related to the operations of our outdoor advertising assets and a $4.0 million increase in stock-based compensation, offset by corporate expense decreases of $0.5 million (excluding stock-based compensation expense).

Depreciation and amortization expense increased 6.8% to $55.3 million for the three months ended June 30, 2018 as compared to the same period in 2017, primarily related to the addition of approximately $297.3 million of assets acquired through acquisitions and $109.3 million of capitalized expenditures in fiscal year 2017.

Due to the above factors, operating income increased by $7.5 million to $135.7 million for the three months ended June 30, 2018 compared to $128.2 million for the same period in 2017.

The increase in operating income primarily resulted in a $7.8 million increase in net income before income taxes. The effective tax rate for the three months ended June 30, 2018 was 3.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended June 30, 2018 of $100.4 million, as compared to net income of $92.4 million for the same period in 2017.

Reconciliations:

Because acquisitions occurring after December 31, 2016 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2017 acquisition-adjusted net revenue, which adjusts our 2017 net revenue for the three months ended June 30, 2017 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2018.

Reconciliations of 2017 reported net revenue to 2017 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2017 acquisition-adjusted net revenue to 2018 reported net revenue for the three months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended June 30,
	2018	2017
	(in thousands)
Reported net revenue	$419,800	$397,078
Acquisition net revenue	—	9,010
Adjusted totals	$419,800	$406,088

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$100,431	$92,394	$8,037	8.7%
Income tax expense	3,513	3,733	(220)
Loss on debt extinguishment	—	71	(71)
Interest expense (income), net	31,760	31,979	(219)
Gain on disposition of assets	(1,843)	(607)	(1,236)
Depreciation and amortization	55,322	51,782	3,540
Stock-based compensation expense	6,607	2,565	4,042
Adjusted EBITDA	$195,790	$181,917	$13,873	7.6%

Adjusted EBITDA for the three months ended June 30, 2018 increased 7.6% to $195.8 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense) of $17.0 million, and was offset by increases in general administrative and corporate expenses of $3.1 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$100,431	$92,394	$8,037	8.7%
Depreciation and amortization related to real estate	52,184	48,865	3,319
Gain from sale or disposal of real estate, net of tax of ($57) and $0 in 2018 and 2017, respectively	(1,848)	(568)	(1,280)
Adjustments for unconsolidated affiliates and non-controlling interest	147	213	(66)
FFO	$150,914	$140,904	$10,010	7.1%
Straight line income	(680)	(58)	(622)
Stock-based compensation expense	6,607	2,565	4,042
Non-cash portion of tax provision	581	385	196
Non-real estate related depreciation and amortization	3,138	2,917	221
Amortization of deferred financing costs	1,206	1,275	(69)
Loss on extinguishment of debt	—	71	(71)
Capital expenditures – maintenance	(11,080)	(11,300)	220
Adjustments for unconsolidated affiliates and non-controlling interest	(147)	(213)	66
AFFO	$150,539	$136,546	$13,993	10.2%

FFO for the three months ended June 30, 2018 increased 7.1% to $150.9 million as compared to FFO of $140.9 million for the same period in 2017. AFFO for the three months ended June 30, 2018 increased 10.2% to $150.5 million as compared to $136.5 million for the same period in 2017. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) offset by increases in general and administrative expense and corporate expenses (excluding the effect of stock-based compensation expense).

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

Sources of Cash

Total Liquidity. As of June 30, 2018 we had approximately $338.6 million of total liquidity, which is comprised of approximately $19.6 million in cash and cash equivalents and approximately $319.0 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the six months ended June 30, 2018 and 2017 our cash provided by operating activities was $215.8 million and $194.8 million, respectively. The increase in cash provided by operating activities for the six months ended June 30, 2018 over the same period in 2017 relates to an increase in revenues, offset by an increase in operating expenses (excluding depreciation and amortization and stock-based compensation) and a net increase in operating assets and liabilities. We expect to generate cash flows from operations during 2018 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.

“At-the-Market” Offering Program.  On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC and SunTrust Robinson Humphrey, Inc. as our sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $.001 per share (the “Class A Common Stock”), having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals.  Sales of the Class A Common Stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A Common Stock, or sales made to or through a market maker other than on an exchange.  The Company has no obligation to sell any of the Class A Common Stock under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement.  The Company intends to use the net proceeds, if any, from the sale of the Class A Common Stock pursuant to the Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments.   In June 2018, the Company received net proceeds of approximately $15.1 million in exchange for issuing 213,276 shares of its Class A common stock under this program. During the three months ended June 30, 2018, the aggregate commissions paid to the sales agent was approximately $0.2 million.

Shelf Registration Statement. On August 6, 2018, we filed an automatically effective shelf registration statement (No. 333-226614) that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  As of August 8, 2018, we have not offered and sold any shares of our Class A common stock pursuant to such registration statement.  We may issue shares under the shelf registration statement in the future in connection with future acquisitions or for other general corporate purposes.

Sale of Puerto Rico Operations.   On April 16, 2018,  the Company sold substantially all of its operating assets in Puerto Rico to B-Billboard BB LLC and B-Billboard BG LLC which resulted in a loss on disposition of assets of approximately $7.7 million.

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

As of June 30, 2018 the aggregate balance outstanding under the senior credit facility was approximately $1.143 billion, consisting of $427.5 million outstanding in Term A loans, $597.8 million in Term B loans (net of $0.7 million of original issue discount) and $118.0 million in revolving credit loans.  In addition, Lamar Media had approximately $319.0 million of unused capacity under the revolving credit facility included in the senior credit facility.

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At June 30, 2018 and currently, we were in compliance with all such tests under the senior credit facility.

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

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions were approximately $52.5 million for the six months ended June 30, 2018. We anticipate our 2018 total capital expenditures will be approximately $110 million.

Acquisitions.  During the six months ended June 30, 2018, the Company completed acquisitions for an aggregate cash purchase price of approximately $16.2 million, which were financed using available cash on hand or borrowings under its revolving credit facility.

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

Term Loans. The Term A loans mature on May 15, 2022 and the Term B loans mature on March 16, 2025. The quarterly installments scheduled to be paid on each September 30, December 31, March 31 and June 30 are as follows:

	Term A	Term B
Principal Payment Date	( in thousands)
September 30, 2018-June 30, 2019	$5,625.0	$1,500.0
September 30, 2019-June 30, 2020	$8,437.5	$1,500.0
September 30, 2020-March 31, 2022	$16,875.0	$1,500.0
Term A Loan Maturity Date	$253,125.0	$—
June 30, 2022-December 31, 2024	$—	$1,500.0
Term B Loan Maturity Date	$—	$559,500.0

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

Dividends.  On January 2, 2018, the Company paid a quarterly cash dividend of $0.83 per share to its shareholders of record of its Class A and Class B common stock on December 18, 2017.  In addition, on each of February 22, 2018 and May 17, 2018, Lamar Advertising’s Board of Directors declared quarterly cash dividends of $0.91 per share, paid on March 29, 2018 and June 29, 2018 to its stockholders of record of its Class A common stock and Class B common stock on March 19, 2018 and June 15, 2018, respectively. The Company expects aggregate quarterly distributions to stockholders in 2018, excluding the dividend paid on January 2, 2018 but including the dividends paid on March 29, 2018 and June 29, 2018, will total $3.65 per common share.

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

Commitments and Contingencies

In our Quarterly Report on Form 10-Q for the three months ended March 31, 2018, Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Debt Service and Contractual Obligations,” we described our commitments and contingencies. There was no material change in our commitments and contingencies during the three months ended June 30, 2018.

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

In July 2018, The FASB issued ASU No. 2018-11, Leases (Topic 842) – Targeted Improvements. The update provides an additional (optional) transition method to adopt the new lease standard, allowing entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, rather than adjusting each period presented at the date of adoption. The update also provides lessors a practical expedient to allow them to not separate non-lease components from the associated lease component and instead to account for those components as a single component if certain criteria are met. The Company plans to utilize the updated transition method upon its adoption of Topic 842. The updated practical expedient for lessors will not have a material effect to the Company’s consolidated financial statements.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the six months and three months ended June 30, 2018 and 2017. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Six Months ended June 30, 2018 compared to Six Months ended June 30, 2017

Net revenues increased $37.4 million or 5.0% to $780.8 million for the six months ended June 30, 2018 from $743.4 million for the same period in 2017. This increase was attributable primarily to an increase in billboard net revenues of $28.6 million, which represents an increase of 4.4% over the same period in 2017, largely due to the acquisition of new operating assets during 2017.  In addition, logo sign revenue increased $0.9 million, which represents an increase of 2.2% over the prior period and transit sign revenue increased $7.9 million, which represents an increase of 15.0% over the prior period.

For the six months ended June 30, 2018, there was a $17.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2017, which represents an increase of 2.3%. See “Reconciliations” below. The $17.7 million increase in revenue primarily consists of a $12.8 million increase in billboard revenue which is largely due to an increase in digital revenue, a $1.0 million increase in logo revenue and a $4.0 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2017.

Total operating expenses, exclusive of depreciation and amortization and loss on disposition of assets, increased $22.0 million, or 5.0% to $460.0 million for the six months ended June 30, 2018 from $438.0 million in the same period in 2017. The $22.0 million increase over the prior year is comprised of a $9.1 million increase in stock-based compensation and a $14.1 million increase in direct and general and administrative operating expenses (excluding stock-based compensation expense) related to the operations of our outdoor advertising assets, partially offset by a corporate expense decrease of $1.2 million (excluding stock-based compensation expense).

Depreciation and amortization expense increased 8.7% to $112.2 million for the six months ended June 30, 2018 as compared to the same period in 2017, primarily related to the addition of approximately $297.3 million of assets acquired through acquisitions and $109.3 million of capitalized expenditures in fiscal year 2017.

For the six months ended June 30, 2018, we recognized a loss on disposition of assets of $6.9 million as compared to a gain on disposition of assets of $1.6 million for the same period in 2017.  The increase in loss of $8.5 million is primarily related to the $7.7 million loss recognized on the sale of our Puerto Rico assets, which closed on April 16, 2018.

Due to the above factors, operating income decreased by $2.0 million to $201.8 million for the six months ended June 30, 2018 as compared to $203.8 million for the same period in 2017.

During the six months ended June 30, 2018, we recorded a $15.4 million loss on debt extinguishment related to the prepayment of our 5 7/8% Notes.  The $15.4 million loss is comprised of a cash redemption premium of $9.8 million and a non-cash write off of unamortized deferred financing costs of approximately $5.6 million.  See “Uses of Cash” for more information.

Interest expense increased $2.0 million for the six months ended June 30, 2018 to $65.5 million as compared to $63.5 million for the six months ended June 30, 2017.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2017.

The decrease in operating income and increases in interest expense and loss on debt extinguishment described above resulted in $19.3 million decrease in net income before income taxes. The effective tax rate for the six months ended June 30, 2018 was 4.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, we recognized net income for the six months ended June 30, 2018 of $115.7 million, as compared to net income of $134.4 million for the same period in 2017.

Reconciliations:

Because acquisitions occurring after December 31, 2016 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2017 acquisition-adjusted net revenue, which adjusts our 2017 net revenue for the six months ended June 30, 2017 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2018.

Reconciliations of 2017 reported net revenue to 2017 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2017 acquisition-adjusted net revenue to 2018 reported net revenue for the six months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six months ended June 30,
	2018	2017
	(in thousands)
Reported net revenue	$780,826	$743,440
Acquisition net revenue	—	19,656
Adjusted totals	$780,826	$763,096

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$115,678	$134,372	$(18,694)	(13.9)%
Income tax expense	5,357	5,932	(575)
Loss on debt extinguishment	15,429	71	15,358
Interest expense (income), net	65,315	63,458	1,857
Loss (gain) on disposition of assets	6,858	(1,643)	8,501
Depreciation and amortization	112,162	103,207	8,955
Stock-based compensation expense	14,121	5,043	9,078
Adjusted EBITDA	$334,920	$310,440	$24,480	7.9%

Adjusted EBITDA for the six months ended June 30, 2018 increased 7.9% to $334.9 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense) of $25.2 million, and was offset by slight increases in general administrative and corporate expenses of $0.7 million, excluding the impact of stock-based compensation expense.

.

Net Income/FFO/AFFO

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$115,678	$134,372	$(18,694)	(13.9)%
Depreciation and amortization related to real estate	105,909	97,386	8,523
Loss (gain) from sale or disposal of real estate, net of tax of $878 and $0 in 2018 and 2017, respectively	7,845	(1,407)	9,252
Adjustments for unconsolidated affiliates and non-controlling interest	342	390	(48)
FFO	$229,774	$230,741	$(967)	(0.4)%
Straight line income	(957)	(95)	(862)
Stock-based compensation expense	14,121	5,043	9,078
Non-cash portion of tax provision	(441)	30	(471)
Non-real estate related depreciation and amortization	6,253	5,821	432
Amortization of deferred financing costs	2,448	2,623	(175)
Loss on extinguishment of debt	15,429	71	15,358
Capital expenditures – maintenance	(19,205)	(20,678)	1,473
Adjustments for unconsolidated affiliates and non-controlling interest	(342)	(390)	48
AFFO	$247,080	$223,166	$23,914	10.7%

FFO for the six months ended June 30, 2018 decreased slightly, from FFO of $230.7 million in 2017 to $229.8 million for the same period in 2018, a decrease of 0.4%.  AFFO for the six months ended June 30, 2018 increased 10.7% to $247.1 million as compared to $223.2 million for the same period in 2017. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) offset by slight increases in general and administrative expenses, corporate expenses (excluding the effect of stock-based compensation expense) and interest expense.

Three Months ended June 30, 2018 compared to Three Months ended June 30, 2017

Net revenues increased $22.7 million or 5.7% to $419.8 million for the three months ended June 30, 2018 from $397.1 million for the same period in 2017. This increase was attributable primarily to an increase in billboard net revenues of $16.9 million, which represents an increase of 4.9% over the same period in 2017.  In addition, logo sign revenue increased $0.6 million, which represents an increase of 3.0% over the prior period and there was a $5.2 million increase in transit revenue, which represents an increase of 18.5% over the prior period.

For the three months ended June 30, 2018, there was a $13.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2017, which represents an increase of 3.4%. See “Reconciliations” below.  The $13.7 million increase in revenue primarily consists of a $10.3 million increase in billboard revenue largely due to an increase in digital revenue, a $0.5 million increase in logo revenue and a $2.9 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2017.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $12.9 million, or 5.9% to $230.5 million for the three months ended June 30, 2018 from $217.6 million in the same period in 2017. The $12.9 million increase over the prior year is comprised of a $9.4 million increase in direct and general and administrative operating expenses (excluding stock-based compensation expense) related to the operations of our outdoor advertising assets and a $4.0 million increase in stock-based compensation, offset by corporate expense (excluding stock-based compensation expense) decreases of $0.5 million.

Depreciation and amortization expense increased 6.8% to $55.3 million for the three months ended June 30, 2018 as compared to the same period in 2017, primarily related to the addition of approximately $297.3 million of assets acquired through acquisitions and $109.3 million of capitalized expenditures in fiscal year 2017.

Due to the above factors, operating income increased by $7.5 million to $135.8 million for the three months ended June 30, 2018 compared to $128.3 million for the same period in 2017.

The increase in operating income primarily resulted in a $7.8 million increase in net income before income taxes. The effective tax rate for the three months ended June 30, 2018 was 3.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, we recognized net income for the three months ended June 30, 2018 of $100.5 million, as compared to net income of $92.5 million for the same period in 2017.

Reconciliations:

Because acquisitions occurring after December 31, 2016 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2017 acquisition-adjusted net revenue, which adjusts our 2017 net revenue for the three months ended June 30, 2017 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2018.

Reconciliations of 2017 reported net revenue to 2017 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2017 acquisition-adjusted net revenue to 2018 reported net revenue for the three months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended June 30,
	2018	2017
	(in thousands)
Reported net revenue	$419,800	$397,078
Acquisition net revenue	—	9,010
Adjusted totals	$419,800	$406,088

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$100,520	$92,479	$8,041	8.7%
Income tax expense	3,513	3,733	(220)
Loss on debt extinguishment	—	71	(71)
Interest expense (income), net	31,760	31,979	(219)
Gain on disposition of assets	(1,843)	(607)	(1,236)
Depreciation and amortization	55,322	51,782	3,540
Stock-based compensation expense	6,607	2,565	4,042
Adjusted EBITDA	$195,879	$182,002	$13,877	7.6%

Adjusted EBITDA for the three months ended June 30, 2018 increased 7.6% to $195.9 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense) of $17.0 million, and was offset by an increases in general administrative and corporate expenses of $3.1 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$100,520	$92,479	$8,041	8.7%
Depreciation and amortization related to real estate	52,184	48,865	3,319
Gain from sale or disposal of real estate, net of tax of ($57) and $0 in 2018 and 2017, respectively	(1,848)	(568)	(1,280)
Adjustments for unconsolidated affiliates and non-controlling interest	147	213	(66)
FFO	$151,003	$140,989	$10,014	7.1%
Straight line income	(680)	(58)	(622)
Stock-based compensation expense	6,607	2,565	4,042
Non-cash portion of tax provision	581	385	196
Non-real estate related depreciation and amortization	3,138	2,917	221
Amortization of deferred financing costs	1,206	1,275	(69)
Loss on extinguishment of debt	—	71	(71)
Capital expenditures – maintenance	(11,080)	(11,300)	220
Adjustments for unconsolidated affiliates and non-controlling interest	(147)	(213)	66
AFFO	$150,628	$136,631	$13,997	10.2%

FFO for the three months ended June 30, 2018 increased 7.1% to $151.0 million as compared to FFO of $141.0 million for the same period in 2017. AFFO for the three months ended June 30, 2018 increased 10.2% to $150.6 million as compared to $136.6 million for the same period in 2017. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) offset by increases in general and administrative expense and corporate expenses (excluding the effect of stock-based compensation expense).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2018, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

At June 30, 2018, there was approximately $1.143 billion of aggregate indebtedness outstanding under the senior credit facility, or approximately 44.6% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2018 with respect to borrowings under the senior credit facility was $17.9 million, and the weighted average interest rate applicable to borrowings under this credit facility during the six months ended June 30, 2018 was 3.6%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.6% rather than 3.6%), then the Company’s six months ended June 30, 2018 interest expense would have increased by $9.5 million.

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

12(a)	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

Exhibit Number	Description
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

101

The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the six months ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2018 and 2017 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: August 8, 2018	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: August 8, 2018	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer