Form 10-Q
period 2018-09-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2018-11-08
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of November 1, 2018: 85,085,392

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of November 1, 2018: 14,420,085

The number of shares of Lamar Media Corp. common stock outstanding as of November 1, 2018: 100

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

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,609	$115,471
Receivables, net of allowance for doubtful accounts of $11,642 and $10,055 in 2018 and 2017, respectively	227,960	201,699
Prepaid lease expenses	75,690	51,074
Other current assets	51,639	52,275
Total current assets	365,898	420,519
Property, plant and equipment	3,412,221	3,384,723
Less accumulated depreciation and amortization	(2,218,908)	(2,170,585)
Net property, plant and equipment	1,193,313	1,214,138
Goodwill	1,737,401	1,740,454
Intangible assets	773,659	796,348
Other assets	54,349	42,886
Total assets	$4,124,620	$4,214,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$19,526	$17,961
Current maturities of long-term debt, net of deferred financing costs of $4,820 and $5,133 in 2018 and 2017, respectively	26,728	17,664
Accrued expenses	102,586	197,675
Deferred income	107,144	92,694
Total current liabilities	255,984	325,994
Long-term debt, net of deferred financing costs of $21,034 and $23,586 in 2018 and 2017, respectively	2,519,153	2,539,026
Deferred income tax liabilities	2,508	884
Asset retirement obligation	216,050	215,089
Other liabilities	33,966	29,859
Total liabilities	3,027,661	3,110,852
Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2018 and 2017	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized; 85,111,569 and 84,169,118 shares issued at 2018 and 2017, respectively; 84,722,666 and 83,837,834 shares issued and outstanding at 2018 and 2017, respectively	85	84
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2018 and 2017	14	14
Additional paid-in capital	1,820,911	1,762,499
Accumulated comprehensive income	703	1,302
Accumulated deficit	(699,342)	(639,106)
Cost of shares held in treasury, 388,903 and 331,284 shares at 2018 and 2017, respectively	(25,412)	(21,300)
Stockholders’ equity	1,096,959	1,103,493
Total liabilities and stockholders’ equity	$4,124,620	$4,214,345

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Statements of Income
Net revenues	$418,498	$399,345	$1,199,324	$1,142,785
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	140,699	134,977	419,776	401,896
General and administrative expenses (exclusive of depreciation and amortization)	73,166	68,500	213,060	206,452
Corporate expenses (exclusive of depreciation and amortization)	20,776	15,088	62,027	48,451
Depreciation and amortization	55,089	51,796	167,251	155,003
Loss (gain) on disposition of assets	407	(2,734)	7,265	(4,377)
	290,137	267,627	869,379	807,425
Operating income	128,361	131,718	329,945	335,360
Other expense (income)
Loss on extinguishment of debt	—	—	15,429	71
Interest income	(157)	(2)	(313)	(6)
Interest expense	31,850	32,064	97,321	95,526
	31,693	32,062	112,437	95,591
Income before income tax expense	96,668	99,656	217,508	239,769
Income tax expense	2,612	3,325	7,969	9,257
Net income	94,056	96,331	209,539	230,512
Cash dividends declared and paid on preferred stock	91	91	273	273
Net income applicable to common stock	$93,965	$96,240	$209,266	$230,239
Earnings per share:
Basic earnings per share	$0.95	$0.98	$2.12	$2.35
Diluted earnings per share	$0.95	$0.98	$2.12	$2.34
Cash dividends declared per share of common stock	$0.91	$0.83	$2.73	$2.49
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	98,943,535	98,044,523	98,596,828	97,855,642
Weighted average common shares outstanding diluted	99,253,008	98,490,277	98,870,116	98,340,248
Statements of Comprehensive Income
Net income	$94,056	$96,331	$209,539	$230,512
Other comprehensive income (loss)
Foreign currency translation adjustments	221	1,216	(599)	2,104
Comprehensive income	$94,277	$97,547	$208,940	$232,616

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$209,539	$230,512
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	167,251	155,003
Stock-based compensation	22,745	7,060
Amortization included in interest expense	3,662	3,866
Loss (gain) on disposition of assets and investments	7,265	(4,377)
Loss on extinguishment of debt	15,429	71
Deferred tax expense	1,575	259
Provision for doubtful accounts	5,547	6,009
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(31,672)	(38,083)
Prepaid lease expenses	(24,989)	(23,281)
Other assets	1,698	(4,334)
Increase (decrease) in:
Trade accounts payable	1,268	401
Accrued expenses	(20,708)	(21,768)
Other liabilities	11,479	9,300
Net cash provided by operating activities	370,089	320,638
Cash flows from investing activities:
Acquisitions	(48,141)	(119,936)
Capital expenditures	(82,174)	(74,446)
Proceeds received from property insurance claims	4,222	—
Proceeds from disposition of assets and investments	5,760	3,340
Decrease in notes receivable	7	13
Net cash used in investing activities	(120,326)	(191,029)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(4,112)	(8,997)
Net proceeds from issuance of common stock	31,990	19,817
Principal payments on long-term debt	(20,119)	(11,250)
Payment on revolving credit facility	(368,000)	(407,000)
Proceeds received from revolving credit facility	275,000	317,000
Redemption of senior subordinated notes	(509,790)	—
Payment on senior credit facility term loans	—	(247,500)
Proceeds received from senior credit facility term loans	599,250	450,000
Debt issuance costs	(6,374)	(4,941)
Distributions to non-controlling interest	(388)	(415)
Dividends/distributions	(351,400)	(244,201)
Net cash used in financing activities	(353,943)	(137,487)
Effect of exchange rate changes in cash and cash equivalents	(682)	1,767
Net decrease in cash and cash equivalents	(104,862)	(6,111)
Cash and cash equivalents at beginning of period	115,471	35,530
Cash and cash equivalents at end of period	$10,609	$29,419
Supplemental disclosures of cash flow information:
Cash paid for interest	$110,576	$104,966
Cash paid for foreign, state and federal income taxes	$7,983	$9,969

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

A majority of our billboard, logo, and transit space contracts are accounted for under ASC 840 and will continue to be accounted for under the topic until January 1, 2019, our adoption date of ASU No. 2016-02 (Codified as ASC 842), Leases. Contracts which begin prior to January 1, 2019 and are accounted for under ASC 840 will continue to be accounted for as a lease until the contract ends or is modified. Contracts beginning or modified on or after January 1, 2019 which do not meet the criteria of a lease under ASC 842 will be accounted for under ASC 606, Revenue. The majority of our advertising space contracts will not meet the definition of a lease under ASC 842.

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

The following table presents our disaggregated revenue by source including both revenues accounted for under ASC 840 and ASC 606 for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Billboard Advertising	$364,604	$346,264	$1,042,774	$995,875
Logo Advertising	20,796	21,107	62,803	62,194
Transit Advertising	33,098	31,974	93,747	84,716
Net Revenues	$418,498	$399,345	$1,199,324	$1,142,785

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 86,000 shares of its Class A common stock during the nine months ended September 30, 2018. At September 30, 2018 a total of 987,815 shares were available for future grant.

Stock Purchase Plan. Lamar Advertising’s 2009 Employee Stock Purchase Plan or 2009 ESPP was approved by our shareholders on May 28, 2009.  The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 83,838 shares on January 1, 2018 pursuant to the automatic increase provisions of the 2009 ESPP.

The following is a summary of 2009 ESPP share activity for the nine months ended September 30, 2018:

Shares
Available for future purchases, January 1, 2018	225,418
Additional shares reserved under 2009 ESPP	83,838
Purchases	(97,257)
Available for future purchases, September 30, 2018	211,999

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2018 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2019. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the nine months ended September 30, 2018, the Company has recorded $19,642 as stock-based compensation expense related to performance-based awards. In addition, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors’ one year term. The Company recorded a $326 stock-based compensation expense related to these awards for the nine months ended September 30, 2018.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

4. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Income and Comprehensive Income are:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Direct advertising expenses	$51,360	$47,168	$155,832	$144,171
General and administrative expenses	927	955	2,935	2,857
Corporate expenses	2,802	3,673	8,484	7,975
	$55,089	$51,796	$167,251	$155,003

5. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at September 30, 2018 and December 31, 2017:

	Estimated	September 30, 2018		December 31, 2017
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$582,156	$510,291	$586,055	$505,778
Non-competition agreements	3—15	65,752	64,062	65,477	63,924
Site locations	15	2,091,912	1,404,915	2,072,059	1,372,954
Other	2—15	45,898	32,791	45,741	30,328
		$2,785,718	$2,012,059	$2,769,332	$1,972,984
Unamortizable intangible assets:
Goodwill		$1,990,937	$253,536	$1,993,990	$253,536

6. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2017	$215,089
Additions to asset retirement obligations	793
Accretion expense	3,332
Liabilities settled	(3,164)
Balance at September 30, 2018	$216,050

7. Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of September 30, 2018 and December 31, 2017, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $3,065,217 and $2,975,593, respectively.

As of September 30, 2018, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of September 30, 2018, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

total debt ratio is less than 6.5 to 1 and (ii) the secured debt ratio does not exceed 3.5 to 1. As of September 30, 2018, the total debt ratio was less than 6.5 to 1 and Lamar Media’s secured debt ratio was less than 3.5 to 1, and the available cumulative credit was $1,815,696.

8. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and nine months ended September 30, 2018 or 2017.

9. Long-term Debt

Long-term debt consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,123,187	$12,207	$1,110,980
5% Senior Subordinated Notes	535,000	4,314	530,686
5 3/8% Senior Notes	510,000	4,446	505,554
5 3/4% Senior Notes	400,000	4,887	395,113
Other notes with various rates and terms	3,548	—	3,548
	2,571,735	25,854	2,545,881
Less current maturities	(31,548)	(4,820)	(26,728)
Long-term debt, excluding current maturities	$2,540,187	$21,034	$2,519,153

	December 31, 2017
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$636,750	$7,689	$629,061
5 7/8% Senior Subordinated Notes	500,000	5,850	494,150
5% Senior Subordinated Notes	535,000	4,927	530,073
5 3/8% Senior Notes	510,000	4,982	505,018
5 3/4% Senior Notes	400,000	5,271	394,729
Other notes with various rates and terms	3,659	—	3,659
	2,585,409	28,719	2,556,690
Less current maturities	(22,797)	(5,133)	(17,664)
Long-term debt, excluding current maturities	$2,562,612	$23,586	$2,539,026

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

The Term A loans mature on May 15, 2022 and the Term B loans mature on March 16, 2025.  The remaining quarterly installments are scheduled to be paid on each December 31, March 31, June 30 and September 30 as follows:

Principal Payment Date	Term A	Term B
December 31, 2018-June 30, 2019	$5,625	$1,500
September 30, 2019-June 30, 2020	$8,438	$1,500
September 30, 2020-March 31, 2022	$16,875	$1,500
Term A Loan Maturity May 15, 2022	$253,125	$—
June 30, 2022-December 31, 2024	$—	$1,500
Term B Loan Maturity March 16, 2025	$—	$559,500

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

As of September 30, 2018, there was $105,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $12,953 in letters of credit outstanding as of September 30, 2018 resulting in $332,047 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on May 15, 2022.

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

5 7/8% Senior Subordinated Notes

On February 9, 2012, Lamar Media completed an institutional private placement of $500,000 aggregate principal amount of its 5 7/8% Notes. The institutional private placement resulted in net proceeds to Lamar Media of approximately $489,000. The Company used the proceeds from the Term B loans to redeem all of the 5 7/8% Notes on March 19, 2018 at a redemption price of 101.958% of the aggregate principal amount of the outstanding 5 7/8% Notes, plus accrued and unpaid interest up to but not including the redemption date. In conjunction with the redemption the Company recorded a loss on debt extinguishment of $15,429, of which $9,790 was cash, for the nine months ended September 30, 2018.

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

10. Fair Value of Financial Instruments

At September 30, 2018 and December 31, 2017, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $2,616,346 which exceeded the carrying amount of $2,571,735 as of September 30, 2018. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

11. New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (Codified as ASC 606), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (“GAAP”) when it became effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted the provisions of ASC 606 on January 1, 2018 using the cumulative effect transition method. The Company did not have an adjustment to its opening balance of retained earnings for the adoption of this update.

In February 2016, the FASB issued ASU No. 2016-02 (Codified as ASC 842), Leases.  The update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements.  The amendments in this update are effective beginning January 1, 2019 with retrospective application. The Company is in the process of assessing the impact ASC 842 will have on our consolidated financial statements.  The Company expects the primary impact to our consolidated financial statements will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets, resulting in the recording of right of use assets and lease obligations.

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

In July 2018, The FASB issued ASU No. 2018-11, Leases (Topic 842) – Targeted Improvements. The update provides an additional (optional) transition method to adopt the new lease standard, allowing entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, rather than adjusting each period presented at the date of adoption. The update also provides lessors a practical expedient to allow them not to separate non-lease components from the associated lease component and instead to account for those components as a single component if certain criteria are met. The Company plans to utilize the updated transition method upon its adoption of Topic 842. The updated practical expedient for lessors will not have a material effect to the Company’s consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

12. Dividends/Distributions

During the three months ended September 30, 2018 and September 30, 2017, the Company declared and paid cash distributions of its REIT taxable income in an aggregate amount of $90,177 or $0.91 per share and $81,408 or $0.83 per share, respectively. During the nine months ended September 30, 2018, the Company paid cash distributions of its REIT taxable income in an aggregate amount of $351,036 or $3.56 per share. The distributions paid during the nine months ended September 30, 2018 include distributions declared and accrued as of December 31, 2017 of $81,534 or $0.83 per share. During the nine months ended September 30, 2017, the Company declared and paid cash distributions of its REIT taxable income in an aggregate amount of $243,928 or $2.49 per share. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs) and other factors that the Board of Directors may deem relevant. During the three months ended September 30, 2018 and September 30, 2017, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share. During the nine months ended September 30, 2018, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $364 or $63.80 per share. During the nine months ended September 30, 2017, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $273 or $47.85 per share.

13. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $25,659 and $24,335 for the nine months ended September 30, 2018 and 2017, respectively. Net carrying value of long lived assets located in foreign countries totaled $2,882 and $3,571 as of September 30, 2018 and December 31, 2017, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

14. Non-cash Financing and Investing Activities

During the nine months ended September 30, 2018, the Company had non-cash investing activities for the issuance of 163,137 shares of its Class A common stock related to our acquisition purchases. The issuance had an approximate value of $12,282.  There were no significant non-cash investing activities for the nine months ended September 30, 2017. Also, there were no significant non-cash financing activities during the nine months ended September 30, 2018 or 2017.

15. Stockholders’ Equity

On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and SunTrust Robinson Humphrey, Inc. as its sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $0.001 per share (the “Class A Common Stock”), having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals. As of September 30, 2018, 213,276 shares of our Class A Common Stock have been sold under the Sales Agreement and accordingly $384,929 remains available to be sold under the Sales Agreement.

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

On August 6, 2018, the Company filed an automatically effective shelf registration statement that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  As of September 30, 2018 the Company issued 163,137

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

shares of its Class A common stock in connection with acquisitions occurring during the period. The Company filed a prospectus supplement to the shelf registration statement relating to the offer and resale of such shares of Class A common stock.

16. Divestiture of Assets

On April 16, 2018 the Company sold its assets in Puerto Rico for $3,000 in cash and non-cash consideration consisting of a note receivable for $9,500 due April 2024. The Company recorded a loss on the sale of $7,533 for the nine months ended September 30, 2018.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,109	$114,971
Receivables, net of allowance for doubtful accounts of $11,642 and $10,055 in 2018 and 2017, respectively	227,960	201,699
Prepaid lease expenses	75,690	51,074
Other current assets	51,639	52,275
Total current assets	365,398	420,019
Property, plant and equipment	3,412,221	3,384,723
Less accumulated depreciation and amortization	(2,218,908)	(2,170,585)
Net property, plant and equipment	1,193,313	1,214,138
Goodwill	1,727,250	1,730,303
Intangible assets	773,191	795,879
Other assets	48,683	37,603
Total assets	$4,107,835	$4,197,942
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$19,526	$17,961
Current maturities of long-term debt, net of deferred financing costs of $4,820 and $5,133 in 2018 and 2017, respectively	26,728	17,664
Accrued expenses	98,001	193,667
Deferred income	107,144	92,694
Total current liabilities	251,399	321,986
Long-term debt, net of deferred financing costs of $21,034 and $23,586 in 2018 and 2017, respectively	2,519,153	2,539,026
Deferred income tax liabilities	2,508	884
Asset retirement obligation	216,050	215,089
Other liabilities	33,966	29,859
Total liabilities	3,023,076	3,106,844
Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2018 and 2017	—	—
Additional paid-in-capital	2,890,971	2,832,940
Accumulated comprehensive income	703	1,302
Accumulated deficit	(1,806,915)	(1,743,144)
Stockholder’s equity	1,084,759	1,091,098
Total liabilities and stockholder’s equity	$4,107,835	$4,197,942

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Statements of Income
Net revenues	$418,498	$399,345	$1,199,324	$1,142,785
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	140,699	134,977	419,776	401,896
General and administrative expenses (exclusive of depreciation and amortization)	73,166	68,500	213,060	206,452
Corporate expenses (exclusive of depreciation and amortization)	20,667	14,982	61,723	48,154
Depreciation and amortization	55,089	51,796	167,251	155,003
Loss (gain) on disposition of assets	407	(2,734)	7,265	(4,377)
	290,028	267,521	869,075	807,128
Operating income	128,470	131,824	330,249	335,657
Other expense (income)
Loss on extinguishment of debt	—	—	15,429	71
Interest income	(157)	(2)	(313)	(6)
Interest expense	31,850	32,064	97,321	95,526
	31,693	32,062	112,437	95,591
Income before income tax expense	96,777	99,762	217,812	240,066
Income tax expense	2,612	3,325	7,969	9,257
Net income	$94,165	$96,437	$209,843	$230,809
Statements of Comprehensive Income
Net income	$94,165	$96,437	$209,843	$230,809
Other comprehensive income (loss)
Foreign currency translation adjustments	221	1,216	(599)	2,104
Comprehensive income	$94,386	$97,653	$209,244	$232,913

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$209,843	$230,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,251	155,003
Stock-based compensation	22,745	7,060
Amortization included in interest expense	3,662	3,866
Loss (gain) on disposition of assets and investments	7,265	(4,377)
Loss on extinguishment of debt	15,429	71
Deferred tax expense	1,575	259
Provision for doubtful accounts	5,547	6,009
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(31,672)	(38,083)
Prepaid lease expenses	(24,989)	(23,281)
Other assets	1,714	(4,334)
Increase (decrease) in:
Trade accounts payable	1,268	401
Accrued expenses	(20,708)	(21,768)
Other liabilities	(15,643)	(13,033)
Net cash provided by operating activities	343,287	298,602
Cash flows from investing activities:
Acquisitions	(48,141)	(119,936)
Capital expenditures	(82,174)	(74,446)
Proceeds received from property insurance claims	4,222	—
Proceeds from disposition of assets and investments	5,760	3,340
Decrease in notes receivable	7	13
Net cash used in investing activities	(120,326)	(191,029)
Cash flows from financing activities:
Principal payments on long-term debt	(20,119)	(11,250)
Payment on revolving credit facility	(368,000)	(407,000)
Proceeds received from revolving credit facility	275,000	317,000
Redemption of senior subordinated notes	(509,790)	—
Payment on senior credit facility term loans	—	(247,500)
Proceeds received from senior credit facility term loans	599,250	450,000
Debt issuance costs	(6,374)	(4,941)
Distributions to non-controlling interest	(388)	(415)
Contributions from parent	58,427	41,580
Dividend to parent	(355,147)	(252,925)
Net cash used in financing activities	(327,141)	(115,451)
Effect of exchange rate changes in cash and cash equivalents	(682)	1,767
Net decrease in cash and cash equivalents	(104,862)	(6,111)
Cash and cash equivalents at beginning of period	114,971	35,030
Cash and cash equivalents at end of period	$10,109	$28,919
Supplemental disclosures of cash flow information:
Cash paid for interest	$110,576	$104,966
Cash paid for foreign, state and federal income taxes	$7,983	$9,969

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

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 9, 10, 11, 13, 14 and 16 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Balance Sheet as of September 30, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$6,180	$342,780	$16,438	$—	$365,398
Net property, plant and equipment	—	1,187,773	5,540	—	1,193,313
Intangibles and goodwill, net	—	2,480,597	19,844	—	2,500,441
Other assets	3,674,150	11,407	9,498	(3,646,372)	48,683
Total assets	$3,680,330	$4,022,557	$51,320	$(3,646,372)	$4,107,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$26,694	$34	$—	$—	$26,728
Other current liabilities	22,050	183,809	18,812	—	224,671
Total current liabilities	48,744	183,843	18,812	—	251,399
Long-term debt	2,519,076	77	—	—	2,519,153
Other noncurrent liabilities	27,751	223,199	29,529	(27,955)	252,524
Total liabilities	2,595,571	407,119	48,341	(27,955)	3,023,076
Stockholders’ equity	1,084,759	3,615,438	2,979	(3,618,417)	1,084,759
Total liabilities and stockholders’ equity	$3,680,330	$4,022,557	$51,320	$(3,646,372)	$4,107,835

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$407,656	$11,659	$(817)	$418,498
Operating expenses
Direct advertising expenses (1)	—	134,863	6,522	(686)	140,699
General and administrative expenses (1)	—	71,046	2,120	—	73,166
Corporate expenses (1)	—	20,252	415	—	20,667
Depreciation and amortization	—	53,956	1,133	—	55,089
Loss (gain) on disposition of assets	—	559	(152)	—	407
	—	280,676	10,038	(686)	290,028
Operating income (loss)	—	126,980	1,621	(131)	128,470
Equity in (earnings) loss of subsidiaries	(126,015)	—	—	126,015	—
Other expenses (income)	31,850	(8)	(18)	(131)	31,693
Income (loss) before income tax expense	94,165	126,988	1,639	(126,015)	96,777
Income tax expense (2)	—	2,167	445	—	2,612
Net income (loss)	$94,165	$124,821	$1,194	$(126,015)	$94,165

Statement of Comprehensive Income
Net income (loss)	$94,165	$124,821	$1,194	$(126,015)	$94,165
Total other comprehensive income, net of tax	—	—	221	—	221
Total comprehensive income (loss)	$94,165	$124,821	$1,415	$(126,015)	$94,386

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$387,095	$13,303	$(1,053)	$399,345
Operating expenses
Direct advertising expenses (1)	—	128,175	7,408	(606)	134,977
General and administrative expenses (1)	—	66,467	2,033	—	68,500
Corporate expenses (1)	—	14,705	277	—	14,982
Depreciation and amortization	—	49,475	2,321	—	51,796
(Gain) loss on disposition of assets	—	(2,737)	3	—	(2,734)
	—	256,085	12,042	(606)	267,521
Operating income (loss)	—	131,010	1,261	(447)	131,824
Equity in (earnings) loss of subsidiaries	(128,500)	—	—	128,500	—
Other expenses (income)	32,063	(2)	448	(447)	32,062
Income (loss) before income tax expense	96,437	131,012	813	(128,500)	99,762
Income tax expense (2)	—	2,659	666	—	3,325
Net income (loss)	$96,437	$128,353	$147	$(128,500)	$96,437

Statement of Comprehensive Income
Net income (loss)	$96,437	$128,353	$147	$(128,500)	$96,437
Total other comprehensive income, net of tax	—	—	1,216	—	1,216
Total comprehensive income (loss)	$96,437	$128,353	$1,363	$(128,500)	$97,653

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Nine Months Ended September 30, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$1,164,039	$37,880	$(2,595)	$1,199,324
Operating expenses
Direct advertising expenses (1)	—	400,703	21,042	(1,969)	419,776
General and administrative expenses (1)	—	206,522	6,538	—	213,060
Corporate expenses (1)	—	60,468	1,255	—	61,723
Depreciation and amortization	—	162,536	4,715	—	167,251
(Gain) loss on disposition of assets	—	(268)	7,533	—	7,265
	—	829,961	41,083	(1,969)	869,075
Operating income (loss)	—	334,078	(3,203)	(626)	330,249
Equity in (earnings) loss of subsidiaries	(322,592)	—	—	322,592	—
Interest expense (income), net	97,320	(18)	332	(626)	97,008
Other expenses (income)	15,429	—	—	—	15,429
Income (loss) before income tax expense	209,843	334,096	(3,535)	(322,592)	217,812
Income tax expense (2)	—	5,708	2,261	—	7,969
Net income (loss)	$209,843	$328,388	$(5,796)	$(322,592)	$209,843

Statement of Comprehensive Income
Net income (loss)	$209,843	$328,388	$(5,796)	$(322,592)	$209,843
Total other comprehensive loss, net of tax	—	—	(599)	—	(599)
Total comprehensive income (loss)	$209,843	$328,388	$(6,395)	$(322,592)	$209,244

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Nine Months Ended September 30, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$1,107,583	$38,191	$(2,989)	$1,142,785
Operating expenses
Direct advertising expenses (1)	—	381,317	22,330	(1,751)	401,896
General and administrative expenses (1)	—	199,979	6,473	—	206,452
Corporate expenses (1)	—	47,320	834	—	48,154
Depreciation and amortization	—	148,357	6,646	—	155,003
(Gain) loss on disposition of assets	—	(4,377)	—	—	(4,377)
	—	772,596	36,283	(1,751)	807,128
Operating income (loss)	—	334,987	1,908	(1,238)	335,657
Equity in (earnings) loss of subsidiaries	(326,401)	—	—	326,401	—
Interest expense (income), net	95,521	(5)	1,242	(1,238)	95,520
Other expenses (income)	71	—	—	—	71
Income (loss) before income tax expense	230,809	334,992	666	(326,401)	240,066
Income tax expense (2)	—	7,528	1,729	—	9,257
Net income (loss)	$230,809	$327,464	$(1,063)	$(326,401)	$230,809

Statement of Comprehensive Income
Net income (loss)	$230,809	$327,464	$(1,063)	$(326,401)	$230,809
Total other comprehensive income, net of tax	—	—	2,104	—	2,104
Total comprehensive income (loss)	$230,809	$327,464	$1,041	$(326,401)	$232,913

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$273,307	$445,984	$7,259	$(383,263)	$343,287
Cash flows from investing activities:
Acquisitions	—	(48,141)	—	—	(48,141)
Capital expenditures	—	(78,944)	(3,230)	—	(82,174)
Proceeds from disposition of assets and investments	—	2,952	2,808	—	5,760
Proceeds received from insurance claims	—	—	4,222	—	4,222
Investment in subsidiaries	(60,424)	—	—	60,424	—
Decrease (increase) in intercompany notes receivable	32,849	—	—	(32,849)	—
Decrease in notes receivable	7	—	—	—	7
Net cash (used in) provided by investing activities	(27,568)	(124,133)	3,800	27,575	(120,326)
Cash flows from financing activities:
Principal payments on long-term debt	(20,097)	(22)	—	—	(20,119)
Payment on revolving credit facility	(368,000)	—	—	—	(368,000)
Proceeds received from revolving credit facility	275,000	—	—	—	275,000
Redemption of senior subordinated notes	(509,790)	—	—	—	(509,790)
Proceeds received from senior credit facility term loans	599,250	—	—	—	599,250
Debt issuance costs	(6,374)	—	—	—	(6,374)
Intercompany loan (payments) proceeds	—	—	(32,849)	32,849	—
Distributions to non-controlling interest	—	—	(388)	—	(388)
Contributions from (to) parent	58,427	60,424	—	(60,424)	58,427
Dividends (to) from parent	(355,147)	(383,263)	—	383,263	(355,147)
Net cash (used in) provided by financing activities	(326,731)	(322,861)	(33,237)	355,688	(327,141)
Effect of exchange rate changes in cash and cash equivalents	—	—	(682)	—	(682)
Net (decrease) increase in cash and cash equivalents	(80,992)	(1,010)	(22,860)	—	(104,862)
Cash and cash equivalents at beginning of period	86,546	1,625	26,800	—	114,971
Cash and cash equivalents at end of period	$5,554	$615	$3,940	$—	$10,109

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2017

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$227,195	$398,200	$5,472	$(332,265)	$298,602
Cash flows from investing activities:
Acquisitions	—	(119,936)	—	—	(119,936)
Capital expenditures	—	(69,665)	(4,781)	—	(74,446)
Proceeds from disposition of assets and investments	—	3,340	—	—	3,340
Investment in subsidiaries	(119,936)	—	—	119,936	—
(Increase) decrease in intercompany notes receivable	(2,713)	—	—	2,713	—
Decrease in notes receivable	13	—	—	—	13
Net cash (used in) provided by investing activities	(122,636)	(186,261)	(4,781)	122,649	(191,029)
Cash flows from financing activities:
Principal payments on long-term debt	(11,250)	—	—	—	(11,250)
Payment on revolving credit facility	(407,000)	—	—	—	(407,000)
Proceeds received from revolving credit facility	317,000	—	—	—	317,000
Payment on senior credit facility	(247,500)	—	—	—	(247,500)
Proceeds received from senior credit facility	450,000	—	—	—	450,000
Debt issuance costs	(4,941)	—	—	—	(4,941)
Intercompany loan proceeds (payments)	—	—	2,713	(2,713)	—
Distributions to non-controlling interest	—	—	(415)	—	(415)
Contributions from (to) parent	41,580	119,936	—	(119,936)	41,580
Dividends (to) from parent	(252,925)	(332,265)	—	332,265	(252,925)
Net cash (used in) provided by financing activities	(115,036)	(212,329)	2,298	209,616	(115,451)
Effect of exchange rate changes in cash and cash equivalents	—	—	1,767	—	1,767
Net (decrease) increase in cash and cash equivalents	(10,477)	(390)	4,756	—	(6,111)
Cash and cash equivalents at beginning of period	12,762	1,201	21,067	—	35,030
Cash and cash equivalents at end of period	$2,285	$811	$25,823	$—	$28,919

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the nine months and three months ended September 30, 2018 and 2017. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash” for more information. During the nine months ended September 30, 2018, the Company completed several acquisitions for a total cash purchase price of approximately $48.1 million and the issuance of 163,137 shares of Class A common stock of approximately $12.3 million. See—“Uses of Cash – Acquisitions” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.

The following table presents a breakdown of capitalized expenditures for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2018	2017	2018	2017
Total capital expenditures:
Billboard — traditional	$8,715	$10,161	$23,922	$23,700
Billboard — digital	13,093	8,605	33,210	29,568
Logos	1,895	2,498	7,000	6,409
Transit	3,637	290	4,377	578
Land and buildings	593	3,682	6,622	8,196
Operating equipment	1,768	1,374	7,043	5,995
Total capital expenditures	$29,701	$26,610	$82,174	$74,446

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

We define Adjusted EBITDA as net income before income tax expense (benefit), interest expense (income), loss (gain) on extinguishment of debt and investments, stock-based compensation, depreciation and amortization and gain or loss on disposition of assets and investments.

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

RESULTS OF OPERATIONS

Nine Months ended September 30, 2018 compared to Nine Months ended September 30, 2017

Net revenues increased $56.5 million or 4.9% to $1.20 billion for the nine months ended September 30, 2018 from $1.14 billion for the same period in 2017. This increase was attributable primarily to an increase in billboard net revenues of $46.9 million, which represents an increase of 4.7% over the same period in 2017.  In addition, logo sign revenue increased $0.6 million, which represents an increase of 1.0% over the same period in 2017 and transit revenue increased $9.0 million which represents an increase of 10.7% over the same period in 2017.

For the nine months ended September 30, 2018, there was a $30.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2017, which represents an increase of 2.6%. See “Reconciliations” below. The $30.2 million increase in revenue primarily consists of a $25.0 million increase in billboard revenue which is largely due to an increase in digital and political revenue, a $0.5 million increase in logo revenue and a $4.8 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2017.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, increased $38.1 million, or 5.8% to $694.9 million for the nine months ended September 30, 2018 from $656.8 million in the same period in 2017. The $38.1 million increase over the prior year is comprised of a $15.7 million increase in stock-based compensation expense and a $22.4 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets.

Depreciation and amortization expense increased $12.2 million to $167.3 million for the nine months ended September 30, 2018 as compared to $155.0 million for the same period in 2017, primarily related to the addition of approximately $237.8 million of assets acquired through acquisitions and $117.1 million in capitalized expenditures since October 1, 2017.

For the nine months ended September 30, 2018, the Company recognized a loss on disposition of assets of $7.3 million primarily related to the $7.5 million loss recognized on the sale of our Puerto Rico assets which closed on April 16, 2018.

Due to the above factors, operating income decreased by $5.4 million to $329.9 million for the nine months ended September 30, 2018 as compared to $335.4 million for the same period in 2017.

During the nine months ended September 30, 2018, the Company recorded a $15.4 million loss on debt extinguishment related to Lamar Media’s prepayment of its 5 7/8% Notes.  The $15.4 million loss is comprised of a cash redemption premium of $9.8 million and a non-cash write off of unamortized deferred financing costs of approximately $5.6 million.  See “Uses of Cash” for more information.

Interest expense increased $1.8 million for the nine months ended September 30, 2018 to $97.3 million as compared to $95.5 million for the nine months ended September 30, 2017.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2017.

The decrease in operating income and increases in interest expense and loss on debt extinguishment described above resulted in a $22.3 million decrease in net income before income taxes. The effective tax rate for the nine months ended September 30, 2018 was 3.7%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2018 of $209.5 million, as compared to net income of $230.5 million for the same period in 2017.

Reconciliations:

Because acquisitions occurring after December 31, 2016 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2017 acquisition-adjusted net revenue, which adjusts our 2017 net revenue for the nine months ended September 30, 2017 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2018.

Reconciliations of 2017 reported net revenue to 2017 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2017 acquisition-adjusted net revenue to 2018 reported net revenue for the nine months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine months ended September 30,
	2018	2017
	(in thousands)
Reported net revenue	$1,199,324	$1,142,785
Acquisition net revenue	—	26,328
Adjusted totals	$1,199,324	$1,169,113

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$209,539	$230,512	$(20,973)	(9.1)%
Income tax expense	7,969	9,257	(1,288)
Loss on debt extinguishment	15,429	71	15,358
Interest expense (income), net	97,008	95,520	1,488
Loss (gain) on disposition of assets	7,265	(4,377)	11,642
Depreciation and amortization	167,251	155,003	12,248
Stock-based compensation expense	22,745	7,060	15,685
Adjusted EBITDA	$527,206	$493,046	$34,160	6.9%

Adjusted EBITDA for the nine months ended September 30, 2018 increased 6.9% to $527.2 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) of $38.7 million, and was offset by an increase in total general and administrative and corporate expenses of $4.5 million, excluding the impact of stock-based compensation expense.

 Net Income/FFO/AFFO

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$209,539	$230,512	$(20,973)	(9.1)%
Depreciation and amortization related to real estate	157,941	145,999	11,942
Loss (gain) from sale or disposal of real estate, net of tax of $878 and $0 in 2018 and 2017, respectively	8,350	(4,114)	12,464
Adjustments for unconsolidated affiliates and non-controlling interest	385	580	(195)
FFO	$376,215	$372,977	$3,238	0.9%
Straight line income	(220)	(382)	162
Stock-based compensation expense	22,745	7,060	15,685
Non-cash portion of tax provision	697	259	438
Non-real estate related depreciation and amortization	9,310	9,004	306
Amortization of deferred financing costs	3,662	3,866	(204)
Loss on extinguishment of debt	15,429	71	15,358
Capital expenditures – maintenance	(30,453)	(31,760)	1,307
Adjustments for unconsolidated affiliates and non-controlling interest	(385)	(580)	195
AFFO	$397,000	$360,515	$36,485	10.1%

FFO for the nine months ended September 30, 2018 increased 0.9% to $376.2 million as compared to FFO of $373.0 million for the same period in 2017. AFFO for the nine months ended September 30, 2018 increased 10.1% to $397.0 million as compared to $360.5 million for the same period in 2017. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) offset by increases in interest expense and the total of  general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

Three Months ended September 30, 2018 compared to Three Months ended September 30, 2017

Net revenues increased $19.2 million or 4.8% to $418.5 million for the three months ended September 30, 2018 from $399.3 million for the same period in 2017. This increase was attributable primarily to an increase in billboard net revenues of $18.3 million, which represents an increase of 5.3% over the same period in 2017 and a $1.1 million increase in transit revenue, which represents an increase of 3.5% over the same period in 2017.  In addition, logo sign revenue decreased $0.3 million, which represents a decrease of 1.5% over the same period in 2017.

For the three months ended September 30, 2018, there was a $12.5 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2017, which represents an increase of 3.1%. See “Reconciliations” below. The $12.5 million increase in revenue primarily consists of a $12.2 million increase in billboard revenue largely due to an increase in digital revenue and political revenue and a $0.8 million increase in transit revenue offset by a $0.5 million decrease in logo revenue, over the acquisition-adjusted net revenue for the comparable period in 2017.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on sale of assets, increased $16.1 million for the three months ended September 30, 2018 as compared to the same period in 2017. The $16.1 million increase over the prior year is comprised of a $6.6 million increase in stock-based compensation expense and a $9.5 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation), primarily related to the operations of our outdoor advertising assets.

Depreciation and amortization expense increased 6.4% to $55.1 million for the three months ended September 30, 2018 as compared to the same period in 2017, primarily related to the addition of approximately primarily related to the addition of approximately $237.8 million of assets acquired through acquisitions and $117.1 million in capitalized expenditures since October 1, 2017.

Due to the above factors, operating income decreased by $3.4 million to $128.4 million for the three months ended September 30, 2018 compared to $131.7 million for the same period in 2017.

The decrease in operating income primarily resulted in a $3.0 million decrease in net income before income taxes. The effective tax rate for the three months ended September 30, 2018 was 2.7%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended September 30, 2018 of $94.1 million, as compared to net income of $96.3 million for the same period in 2017.

Reconciliations:

Because acquisitions occurring after December 31, 2016 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2017 acquisition-adjusted net revenue, which adjusts our 2017 net revenue for the three months ended September 30, 2017 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2018.

Reconciliations of 2017 reported net revenue to 2017 acquisition-adjusted net revenue for the three months ended September 30, as well as a comparison of 2017 acquisition-adjusted net revenue to 2018 reported net revenue for the three months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended September 30,
	2018	2017
	(in thousands)
Reported net revenue	$418,498	$399,345
Acquisition net revenue	—	6,672
Adjusted totals	$418,498	$406,017

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$94,056	$96,331	$(2,275)	(2.4)%
Income tax expense	2,612	3,325	(713)
Interest expense (income), net	31,693	32,062	(369)
Loss (gain) on disposition of assets	407	(2,734)	3,141
Depreciation and amortization	55,089	51,796	3,293
Stock-based compensation expense	8,624	2,017	6,607
Adjusted EBITDA	$192,481	$182,797	$9,684	5.3%

Adjusted EBITDA for the three months ended September 30, 2018 increased 5.3% to $192.5 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) of $13.4 million, and was offset by an increase in the total of general and administrative and corporate expenses of $3.7 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$94,056	$96,331	$(2,275)	(2.4)%
Depreciation and amortization related to real estate	52,032	48,613	3,419
Loss (gain) from sale or disposal of real estate	505	(2,707)	3,212
Adjustments for unconsolidated affiliates and non-controlling interest	43	190	(147)
FFO	$146,636	$142,427	$4,209	3.0%
Straight line expense (income)	737	(287)	1,024
Stock-based compensation expense	8,624	2,017	6,607
Non-cash portion of tax provision	1,138	229	909
Non-real estate related depreciation and amortization	3,057	3,183	(126)
Amortization of deferred financing costs	1,214	1,243	(29)
Capital expenditures – maintenance	(11,248)	(11,082)	(166)
Adjustments for unconsolidated affiliates and non-controlling interest	(43)	(190)	147
AFFO	$150,115	$137,540	$12,575	9.1%

FFO for the three months ended September 30, 2018 increased 3.0% to $146.6 million as compared to FFO of $142.4 million for the same period in 2017. AFFO for the three months ended September 30, 2018 increased 9.1% to $150.1 million as compared to $137.5 million for the same period in 2017. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) offset by increases in maintenance capital expenditures and total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

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

Sources of Cash

Total Liquidity. As of September 30, 2018 we had approximately $342.6 million of total liquidity, which is comprised of approximately $10.6 million in cash and cash equivalents and approximately $332.0 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the nine months ended September 30, 2018 and 2017 our cash provided by operating activities was $370.1 million and $320.6 million, respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2018 over the same period in 2017 relates to an increase in revenues offset by an increase in operating expenses (excluding depreciation and amortization), and a net decrease in operating assets and liabilities. We expect to generate cash flows from operations during 2018 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.

“At-the-Market” Offering Program. On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC and SunTrust Robinson Humphrey, Inc. as our sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $.001 per share (the “Class A Common Stock”), having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals.  Sales of the Class A Common Stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A Common Stock, or sales made to or through a market maker other than on an exchange.  The Company has no obligation to sell any of the Class A Common Stock under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement.  The Company intends to use the net proceeds, if any, from the sale of the Class A Common Stock pursuant to the Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments.   During the nine months ended September 30, 2018, the Company received net proceeds of approximately $15.1 million in exchange for issuing 213,276 shares of its Class A common stock under this program. During the nine months ended September 30, 2018, the aggregate commissions paid to the sales agent was approximately $0.2 million.  In addition, in October 2018, the Company issued 362,276 shares of its Class A common stock for net proceeds of $27.0 million.  The commission paid to the sales agent for the October purchases was approximately $0.4 million.

Shelf Registration Statement. On August 6, 2018, we filed an automatically effective shelf registration statement (No. 333-226614) that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  On August 23, 2018, we filed a prospectus supplement to the shelf registration statement relating to the offer and resale of 163,137 shares of Class A common stock previously issued in connection with an acquisition.  We may issue additional shares under the shelf registration statement in the future in connection with future acquisitions or for other general corporate purposes.

Sale of Puerto Rico Operations. On April 16, 2018, the Company sold substantially all of its operating assets in Puerto Rico to B-Billboard BB LLC and B-Billboard BG LLC which resulted in a loss on disposition of assets of approximately $7.5 million.

Credit Facilities. On March 16, 2018, Lamar Media Corp. entered into Amendment No. 1 to the Third Amended and Restated Credit Agreement dated May 15, 2017, with Lamar Advertising, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A. as Administrative Agent and the lenders named therein, under which the parties agreed to amend the existing senior credit facility to establish a new $600.0 million Term B Loan Facility, which will mature on March 16, 2025.  The Term B loan began amortizing on June 30, 2018 in equal quarterly installments of $1.5 million with the remainder payable at maturity.  Lamar borrowed the full amount of the Term B loan on March 16, 2018.  The proceeds from the Term B loan, together with available cash on hand were used to redeem in full Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.  See Uses of Cash for more information.

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

As of September 30, 2018 the aggregate balance outstanding under the senior credit facility was approximately $1.123 billion, consisting of $421.9 million outstanding in Term A loans, $596.3 million in Term B loans (net of $0.7 million of original issue discount) and $105.0 million in revolving credit loans.  In addition, Lamar Media had approximately $332.0 million of unused capacity under the revolving credit facility included in the senior credit facility.

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At September 30, 2018 and currently, we were in compliance with all such tests under the senior credit facility.

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

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions were approximately $82.2 million for the nine months ended September 30, 2018. We anticipate our 2018 total capital expenditures will be approximately $110 million.

Acquisitions. During the nine months ended September 30, 2018, the Company completed acquisitions for an aggregate purchase price of approximately $60.4 million, which were financed using available cash on hand or borrowings under its revolving credit facility and the issuance of 163,137 shares of Class A common stock.

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

 Term Loans. The Term A loans mature on May 15, 2022 and the Term B loans mature on March 16, 2025.  The remaining quarterly installments scheduled to be paid on each December 31, March 31, June 30 and September 30 are as follows:

	Term A	Term B
Principal Payment Date	( in thousands)
December 31, 2018-June 30, 2019	$5,625.0	$1,500.0
September 30, 2019-June 30, 2020	$8,437.5	$1,500.0
September 30, 2020-March 31, 2022	$16,875.0	$1,500.0
Term A Loan Maturity May 15, 2022	$253,125.0	$—
June 30, 2022-December 31, 2024	$—	$1,500.0
Term B Loan Maturity March 16, 2025	$—	$559,500.0

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

Dividends. On January 2, 2018, the Company paid a quarterly cash dividend of $0.83 per share to its shareholders of record of its Class A and Class B common stock on December 18, 2017.  In addition, on each of February 22, 2018, May 17, 2018 and August 22, 2018, Lamar Advertising’s Board of Directors declared quarterly cash dividends of $0.91 per share, paid on March 29, 2018, June 29, 2018 and September 28, 2018 to its stockholders of record of its Class A common stock and Class B common stock on March 19, 2018, June 15, 2018 and September 14, 2018, respectively. The Company expects aggregate quarterly distributions to stockholders in 2018, excluding the dividend paid on January 2, 2018 but including the dividends paid on March 29, 2018, June 29, 2018 and September 28, 2018, will total $3.65 per common share.

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

Commitments and Contingencies

In our Quarterly Report on Form 10-Q for the three months ended March 31, 2018, Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Debt Service and Contractual Obligations,” we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the period ended September 30, 2018.

Accounting Standards Update

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (Codified as ASC 606), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles (“GAAP”) when it became effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted the provisions of ASC 606 on January 1, 2018 using the cumulative effect transition method. The Company did not have an adjustment to its opening balance of retained earnings for the adoption of this update.

In February 2016, the FASB issued ASU No. 2016-02 (Codified as ASC 842), Leases.  The update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements.  The amendments in this update are effective beginning January 1, 2019 with retrospective application. The Company is in the process of assessing the impact ASC 842 will have on our consolidated financial statements.  The Company expects the primary impact to our consolidated financial statements will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets, resulting in the recording of right of use assets and lease obligations.

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

In July 2018, The FASB issued ASU No. 2018-11, Leases (Topic 842) – Targeted Improvements. The update provides an additional (optional) transition method to adopt the new lease standard, allowing entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, rather than adjusting each period presented at the date of adoption. The update also provides lessors a practical expedient to allow them not to separate non-lease components from the associated lease component and instead to account for those components as a single component if certain criteria are met. The Company plans to utilize the updated transition method upon its adoption of Topic 842. The updated practical expedient for lessors will not have a material effect to the Company’s consolidated financial statements.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the nine months and three months ended September 30, 2018 and 2017. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Nine Months ended September 30, 2018 compared to Nine Months ended September 30, 2017

Net revenues increased $56.5 million or 4.9% to $1.20 billion for the nine months ended September 30, 2018 from $1.14 billion for the same period in 2017. This increase was attributable primarily to an increase in billboard net revenues of $46.9 million, which represents an increase of 4.7% over the same period in 2017.  In addition, logo sign revenue increased $0.6 million, which represents an increase of 1.0% over the same period in 2017 and transit revenue increased $9.0 million which represents an increase of 10.7% over the same period in 2017.

For the nine months ended September 30, 2018, there was a $30.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2017, which represents an increase of 2.6%. See “Reconciliations” below. The $30.2 million increase in revenue primarily consists of a $25.0 million increase in billboard revenue which is largely due to an increase in digital and political revenue, a $0.5 million increase in logo revenue and a $4.8 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2017.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, increased $38.1 million, or 5.8% to $694.6 million for the nine months ended September 30, 2018 from $656.5 million in the same period in 2017. The $38.1 million increase over the prior year is comprised of a $15.7 million increase in stock-based compensation expense and a $22.4 million increase in total direct advertising, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets.

Depreciation and amortization expense increased $12.2 million to $167.3 million for the nine months ended September 30, 2018 as compared to $155.0 million for the same period in 2017, primarily related to the addition of approximately $237.8 million of assets acquired through acquisitions and $117.1 million in capitalized expenditures since October 1, 2017.

For the nine months ended September 30, 2018, Lamar Media recognized a loss on disposition of assets of $7.3 million primarily related to the $7.5 million loss recognized on the sale of our Puerto Rico assets which closed on April 16, 2018.

Due to the above factors, operating income decreased by $5.4 million to $330.2 million for the nine months ended September 30, 2018 as compared to $335.7 million for the same period in 2017.

During the nine months ended September 30, 2018, Lamar Media recorded a $15.4 million loss on debt extinguishment related to the prepayment of its 5 7/8% Notes.  The $15.4 million loss is comprised of a cash redemption premium of $9.8 million and a non-cash write off of unamortized deferred financing costs of approximately $5.6 million.  See “Uses of Cash” for more information.

Interest expense increased $1.8 million for the nine months ended September 30, 2018 to $97.3 million as compared to $95.5 million for the nine months ended September 30, 2017.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2017.

The decrease in operating income and increases in interest expense and loss on debt extinguishment described above resulted in a $22.3 million decrease in net income before income taxes. The effective tax rate for the nine months ended September 30, 2018 was 3.7%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the nine months ended September 30, 2018 of $209.8 million, as compared to net income of $230.8 million for the same period in 2017.

Reconciliations:

Because acquisitions occurring after December 31, 2016 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2017 acquisition-adjusted net revenue, which adjusts our 2017 net revenue for the nine months ended September 30, 2017 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2018.

Reconciliations of 2017 reported net revenue to 2017 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2017 acquisition-adjusted net revenue to 2018 reported net revenue for the nine months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine months ended September 30,
	2018	2017
	(in thousands)
Reported net revenue	$1,199,324	$1,142,785
Acquisition net revenue	—	26,328
Adjusted totals	$1,199,324	$1,169,113

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$209,843	$230,809	$(20,966)	(9.1)%
Income tax expense	7,969	9,257	(1,288)
Loss on debt extinguishment	15,429	71	15,358
Interest expense (income), net	97,008	95,520	1,488
Loss (gain) on disposition of assets	7,265	(4,377)	11,642
Depreciation and amortization	167,251	155,003	12,248
Stock-based compensation expense	22,745	7,060	15,685
Adjusted EBITDA	$527,510	$493,343	$34,167	6.9%

Adjusted EBITDA for the nine months ended September 30, 2018 increased 6.9% to $527.5 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) of $38.7 million, and was offset by a total increase in general and administrative and corporate expenses of $4.5 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$209,843	$230,809	$(20,966)	(9.1)%
Depreciation and amortization related to real estate	157,941	145,999	11,942
Loss (gain) from sale or disposal of real estate, net of tax of $878 and $0 in 2018 and 2017, respectively	8,350	(4,114)	12,464
Adjustments for unconsolidated affiliates and non-controlling interest	385	580	(195)
FFO	$376,519	$373,274	$3,245	0.9%
Straight line income	(220)	(382)	162
Stock-based compensation expense	22,745	7,060	15,685
Non-cash portion of tax provision	697	259	438
Non-real estate related depreciation and amortization	9,310	9,004	306
Amortization of deferred financing costs	3,662	3,866	(204)
Loss on extinguishment of debt	15,429	71	15,358
Capital expenditures – maintenance	(30,453)	(31,760)	1,307
Adjustments for unconsolidated affiliates and non-controlling interest	(385)	(580)	195
AFFO	$397,304	$360,812	$36,492	10.1%

FFO for the nine months ended September 30, 2018 increased 0.9% to $376.5 million as compared to FFO of $373.3 million for the same period in 2017. AFFO for the nine months ended September 30, 2018 increased 10.1% to $397.3 million as compared to $360.8 million for the same period in 2017. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) offset by increases in interest expense and total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

Three Months ended September 30, 2018 compared to Three Months ended September 30, 2017

Net revenues increased $19.2 million or 4.8% to $418.5 million for the three months ended September 30, 2018 from $399.3 million for the same period in 2017. This increase was attributable primarily to an increase in billboard net revenues of $18.3 million, which represents an increase of 5.3% over the same period in 2017 and a $1.1 million increase in transit revenue, which represents an increase of 3.5% over the same period in 2017.  In addition, logo sign revenue decreased $0.3 million, which represents a decrease of 1.5% over the same period in 2017.

For the three months ended September 30, 2018, there was a $12.5 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2017, which represents an increase of 3.1%. See “Reconciliations” below. The $12.5 million increase in revenue primarily consists of a $12.2 million increase in billboard revenue largely due to an increase in digital revenue and political revenue and a $0.8 million increase in transit revenue, offset by a $0.5 million decrease in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2017.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on sale of assets, increased $16.1 million for the three months ended September 30, 2018 as compared to the same period in 2017. The $16.1 million increase over the prior year is comprised of a $6.6 million increase in stock-based compensation expense and a $9.5 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation), primarily related to the operations of our outdoor advertising assets.

Depreciation and amortization expense increased 6.4% to $55.1 million for the three months ended September 30, 2018 as compared to the same period in 2017, primarily related to the addition of approximately $237.8 million of assets acquired through acquisitions and $117.1 million in capitalized expenditures since October 1, 2017.

Due to the above factors, operating income decreased by $3.4 million to $128.5 million for the three months ended September 30, 2018 compared to $131.8 million for the same period in 2017.

The decrease in operating income primarily resulted in a $3.0 million decrease in net income before income taxes. The effective tax rate for the three months ended September 30, 2018 was 2.7%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended September 30, 2018 of $94.2 million, as compared to net income of $96.4 million for the same period in 2017.

Reconciliations:

Because acquisitions occurring after December 31, 2016 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2017 acquisition-adjusted net revenue, which adjusts our 2017 net revenue for the three months ended September 30, 2017 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2018.

Reconciliations of 2017 reported net revenue to 2017 acquisition-adjusted net revenue for the three months ended September 30, as well as a comparison of 2017 acquisition-adjusted net revenue to 2018 reported net revenue for the three months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended September 30,
	2018	2017
	(in thousands)
Reported net revenue	$418,498	$399,345
Acquisition net revenue	—	6,672
Adjusted totals	$418,498	$406,017

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$94,165	$96,437	$(2,272)	(2.4)%
Income tax expense	2,612	3,325	(713)
Interest expense (income), net	31,693	32,062	(369)
Loss (gain) on disposition of assets	407	(2,734)	3,141
Depreciation and amortization	55,089	51,796	3,293
Stock-based compensation expense	8,624	2,017	6,607
Adjusted EBITDA	$192,590	$182,903	$9,687	5.3%

Adjusted EBITDA for the three months ended September 30, 2018 increased 5.3% to $192.6 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) of $13.4 million, and was offset by a total increase in general administrative and corporate expenses of $3.7 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$94,165	$96,437	$(2,272)	(2.4)%
Depreciation and amortization related to real estate	52,032	48,613	3,419
Loss (gain) from sale or disposal of real estate	505	(2,707)	3,212
Adjustments for unconsolidated affiliates and non-controlling interest	43	190	(147)
FFO	$146,745	$142,533	$4,212	3.0%
Straight line expense (income)	737	(287)	1,024
Stock-based compensation expense	8,624	2,017	6,607
Non-cash portion of tax provision	1,138	229	909
Non-real estate related depreciation and amortization	3,057	3,183	(126)
Amortization of deferred financing costs	1,214	1,243	(29)
Capital expenditures – maintenance	(11,248)	(11,082)	(166)
Adjustments for unconsolidated affiliates and non-controlling interest	(43)	(190)	147
AFFO	$150,224	$137,646	$12,578	9.1%

FFO for the three months ended September 30, 2018 increased 3.0% to $146.7 million as compared to FFO of $142.5 million for the same period in 2017. AFFO for the three months ended September 30, 2018 increased 9.1% to $150.2 million as compared to $137.6 million for the same period in 2017. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) offset by increases in maintenance capital expenditures and total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2018, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

At September 30, 2018, there was approximately $1.123 billion of aggregate indebtedness outstanding under the senior credit facility, or approximately 43.7% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2018 with respect to borrowings under the senior credit facility was $29.1 million, and the weighted average interest rate applicable to borrowings under this credit facility during the nine months ended September 30, 2018 was 3.7%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.7% rather than 3.7%), then the Company’s nine months ended September 30, 2018 interest expense would have increased by $15.1 million.

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

On August 21, 2018 the Company issued an aggregate of 163,137 shares of its Class A common stock to the former shareholders of Land Displays, Inc. (“Land Displays”), a Pennsylvania corporation, as a portion of the consideration in connection with the Company’s acquisition of Land Displays. The shares of Class A common stock issued in this acquisition were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description

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

101

The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the nine months ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: November 8, 2018	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 8, 2018	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer