Form 10-K
period 2018-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2019-02-25
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if Lamar Media Corp. is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Lamar Advertising Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $5,734,846,576  based on $68.31 per share as reported at the close of trading on the NASDAQ Global Select Market on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 29, 2018, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2019
Lamar Advertising Company Class A common stock, $0.001 par value per share	85,163,142 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	14,420,085 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 30, 2019 (Proxy Statement)	Part III

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

Billboards. As of December 31, 2018, we owned and operated approximately 156,900 billboard advertising displays in 45 states and Canada. We lease most of our advertising space on two types of billboards: bulletins and posters.

•	Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic.
•	Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic.

In addition to traditional billboards, we also lease space on digital billboards, which are generally located on major traffic arteries and city streets. As of December 31, 2018, we owned and operated over 3,100 digital billboard advertising displays in 43 states and Canada.

Logo signs. We lease advertising space on logo signs located near highway exits.

•	Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.

We are the largest provider of logo signs in the United States, operating 23 of the 25 privatized state logo sign contracts. As of December 31, 2018, we operated approximately 149,000 logo sign advertising displays in 23 states and Canada.

Transit advertising displays. We also lease advertising space on the exterior and interior of public transportation vehicles, in airport terminals, and on transit shelters and benches in over 80 markets. As of December 31, 2018, we operated over 53,300 transit advertising displays in 22 states and Canada.

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

During 2014, we completed a reorganization in order to qualify as a real estate investment trust (a “REIT”) for federal income tax purposes. As part of the plan to reorganize our business operations so that we could elect to qualify as a REIT for the taxable year ended December 31, 2014, we completed a merger with our predecessor that was approved by our stockholders on November 17, 2014. At the time of the merger each outstanding share of our predecessor’s Class A common stock, Class B common stock and Series AA preferred stock was converted into the right to receive an equal number of shares of Class A common stock, Class B common stock and Series AA preferred stock of the surviving corporation, respectively. Accordingly, references herein to our Class A common stock, Class B common stock and Series AA preferred stock refer to our capital stock and the capital stock of our predecessor, as applicable. We hold and operate certain assets through one or more taxable REIT subsidiaries (“TRSs”). The non-REIT qualified businesses that we hold through TRSs include most of our transit and foreign operations.

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

OPERATING STRATEGIES

We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:

Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our tenants and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 76% of our net revenues for the year ended December 31, 2018, which management believes is higher than the industry average. We believe that the experience of our regional, territory and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 33 years. In an effort to provide high quality sales and service at the local level, we employed over 1,050 local account executives as of December 31, 2018. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of our central office, as well as our offices in other markets, in the event business opportunities or customers’ needs support such an allocation of resources.

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

In addition, we routinely invest in upgrading our existing displays and constructing new displays. Since January 1, 2008, we invested approximately $1.2 billion in capitalized expenditures, which include improvements to our existing real estate portfolio and the construction of new locations. Our regular improvement and expansion of our advertising display inventory allows us to provide high quality service to our current tenants and to attract new tenants.

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

Reinvesting in capital expenditures including digital technology. We have a history of investing in capital expenditures, particularly in our digital platform. We spent approximately $117.6 million in total capital expenditures in fiscal 2018, of which approximately $45.9 million was spent on digital technology. We expect our 2019 capitalized expenditures to closely approximate our spending in 2018.

CAPITAL ALLOCATION STRATEGY

The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital. To maintain our REIT status we are required to distribute to our stockholders annually an amount equal to at least 90% of our REIT taxable income, excluding net capital gains. After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. During 2018, we generated $564.8 million of cash from operating activities, which was used to fund capital expenditures, dividends to our shareholders and partially fund acquisitions.

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

COMPANY OPERATIONS

Billboard Advertising

We lease most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2018, we owned and operated approximately 156,900 billboard advertising displays in 45 states and Canada.  In 2018, we derived approximately 75% of our billboard advertising net revenues from bulletin rentals and 25% from poster rentals.

Bulletins are large, advertising structures (the most common size is fourteen feet high by forty-eight feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2018, we operated approximately 75,180 bulletin displays.

We generally lease individually-selected bulletin space to advertisers for the duration of the contract (ranging from 4 to 52 weeks). We also lease bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.

Posters are smaller advertising structures (the most common size is eleven feet high by twenty-three feet wide, or 250 square feet; we also operate junior posters, which are five feet high by eleven feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts onto the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2018, we operated approximately 81,720 poster displays.

We generally lease poster space for 4 to 26 weeks; determined by the advertiser’s campaign needs.  Posters are sold in packages of Target Rating Point (“TRP”) levels, which determine the percentage of a target audience an advertiser needs to reach.  A package may include a combination of poster locations in order to meet reach and frequency campaign goals.

In addition to the traditional static displays, we also rent digital billboards. Digital billboards are large electronic light emitting diode (“LED”) displays (the most common sizes are fourteen feet high by forty-eight feet wide, or 672 square feet; ten and a half feet high by thirty six feet wide, or 378 square feet; and ten feet high by twenty-one feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds.  At December 31, 2018, our inventory included over 3,100 digital display billboards in various markets.  These 3,100 digital billboards generated approximately 24% of billboard advertising net revenue.

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

Logo Sign Advertising

We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 23 of the 25 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2018, we operated approximately 45,360 logo sign structures containing approximately 149,000 logo advertising displays in the United States and Canada.

We operate the logo sign contracts in the province of Ontario, Canada and in the following states:

Colorado	Georgia	Louisiana	Mississippi	Nebraska	Ohio	Utah
Delaware	Kansas	Michigan	Missouri(1)	Nevada	Oklahoma	Virginia
Florida	Kentucky	Minnesota	Montana	New Jersey	South Carolina	Wisconsin
				New Mexico	Tennessee

(1)	The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.

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

State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the Company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our 24 logo sign contracts in place, in the United States and Canada, at December 31, 2018, six are subject to renewal or expiration in 2019.

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

Transit Advertising

We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. Transit contracts are generally with the local municipalities and airport authorities and allow us the exclusive right to rent advertising space to customers, in airports and on buses, benches or shelters. The terms of the contracts vary but generally range between 3-15 years, many with renewable options for contract extension. We rent transit advertising displays in airport terminals and on bus shelters, benches and buses in over 80 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising tenants. As of December 31, 2018, we operated over 53,300 transit advertising displays in 22 states and Canada.

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

GEOGRAPHIC DIVERSIFICATION

Our advertising displays are geographically diversified across the United States and Canada. The following table sets forth information regarding the geographic diversification of our advertising displays, which are listed in order of contributions to total revenue. Markets with less than 1% of total displays are grouped in the category “all other United States and Puerto Rico”.

	Percentage of Revenues for the year ended, December 31, 2018					Number of Displays for the year ended, December 31, 2018
Market	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Percentage of Total Displays
Las Vegas, NV	1.6%	2.5%	13.4%	—	2.7%	851	61	1,558	—	2,470	0.7%
New York, NY	3.4%	1.6%	—	—	2.5%	1,088	33	—	—	1,121	0.3%
Pittsburgh, PA	2.3%	3.9%	1.1%	—	2.4%	3,038	56	745	—	3,839	1.1%
Seattle, WA	2.3%	1.3%	2.1%	—	1.9%	1,776	18	2,194	—	3,988	1.1%
Cleveland, OH	1.7%	2.9%	1.9%	—	1.9%	2,412	58	2,643	—	5,113	1.4%
Gary, IN	1.7%	2.8%	—	—	1.7%	1,705	112	—	—	1,817	0.5%
San Bernardino, CA	1.7%	2.0%	1.3%	—	1.6%	806	27	1,264	—	2,097	0.6%
Dallas, TX	1.9%	0.8%	1.7%	—	1.6%	1,403	21	459	—	1,883	0.5%
Vancouver, Canada	—	—	17.0%	—	1.5%	—	—	6,109	—	6,109	1.7%
Nashville, TN	1.4%	2.2%	—	—	1.4%	1,771	57	—	—	1,828	0.5%
Atlanta, GA	1.2%	2.5%	—	—	1.3%	782	56	—	—	838	0.2%
Hartford, CT	1.2%	2.4%	0.1%	—	1.3%	935	49	100	—	1,084	0.3%
Richmond, VA	1.4%	1.8%	—	—	1.3%	1,330	37	—	—	1,367	0.4%
Oklahoma City, OK	1.5%	1.4%	—	—	1.2%	2,249	30	—	—	2,279	0.6%
Knoxville, TN	1.6%	0.6%	—	—	1.2%	2,244	30	—	—	2,274	0.6%
Phoenix, AZ	0.2%	2.6%	5.3%	—	1.2%	138	45	3,481	—	3,664	1.0%
Birmingham, AL	1.3%	1.2%	0.3%	—	1.2%	1,610	28	318	—	1,956	0.6%
Cincinnati, OH	1.1%	2.0%	—	—	1.1%	1,190	32	—	—	1,222	0.4%
Reading, PA	1.1%	1.9%	—	—	1.1%	1,231	99	—	—	1,330	0.4%
Austin, TX	1.5%	0.4%	—	—	1.1%	969	5	—	—	974	0.3%
Baton Rouge, LA	1.3%	1.2%	—	—	1.1%	1,490	37	—	—	1,527	0.4%
Providence, RI	1.0%	1.8%	—	—	1.1%	593	31	—	—	624	0.2%
Columbus, OH	1.1%	1.6%	—	—	1.0%	1,794	53	—	—	1,847	0.5%
Buffalo, NY	0.9%	1.2%	2.7%		1.0%	947	27	1,594	—	2,568	0.7%
Albany, NY	0.9%	0.9%	2.2%	—	1.0%	1,090	18	1,297	—	2,405	0.7%
All US Logo Programs	—	—	—	92.6%	5.2%	—	—	—	144,116	144,116	40.1%
All Other United States and Puerto Rico(1)	64.6%	56.5%	41.3%	—	57.2%	120,130	2,169	27,163	—	149,462	41.6%
All Other Canada	0.1%	—	9.6%	7.4%	1.2%	136	2	4,405	4,793	9,336	2.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	153,708	3,191	53,330	148,909	359,138	100.0%
Total Revenue (in millions)	$1,076.3	$336.7	$129.8	$84.4	$1,627.2

(1)	Includes Puerto Rico advertising revenue recognized prior to the displays being sold on April 16, 2018.

TAXABLE REIT SUBSIDIARIES

We hold and operate certain of our assets that cannot be held and operated directly by a REIT through taxable REIT subsidiaries, or TRSs. A TRS is a subsidiary of a REIT that pays corporate taxes on its taxable income. The assets held in our TRSs primarily consist of our transit advertising business, advertising services business and our foreign operations. Our TRS assets and operations will continue to be subject, as applicable, to U.S. federal and state corporate income taxes. Furthermore, our assets and operations outside the United States will continue to be subject to foreign taxes in the jurisdictions in which those assets and operations are located. Net income from our TRSs will either be retained by our TRSs and used to fund their operations, or distributed to us, where it will be reinvested in our business or be available for distribution to Lamar Advertising’s stockholders. As of December 31, 2018, the annual revenue generated by our TRSs in the aggregate was approximately $288 million.

ADVERTISING TENANTS

Our tenant base is diverse. The table below sets forth the ten industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2018, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 75% of our billboard advertising net revenues in the year ended December 31, 2018. No individual tenant accounted for more than 2.0% of our billboard advertising net revenues in that period.

Categories	Percentage of Net Billboard Advertising Revenues
Service	13%
Restaurants	11%
Health Care	10%
Retailers	10%
Amusement — Entertainment/Sports	7%
Automotive	5%
Gaming	5%
Education	4%
Financial — Banks, Credit Unions	4%
Insurance	3%
Real Estate	3%
75%

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

REAL ESTATE PORTFOLIO

Our management headquarters is located in Baton Rouge, Louisiana. We also own 128 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, we lease an additional 134 operating facilities at an aggregate lease expense for 2018 of approximately $7.7 million.

We own over 7,600 parcels of property beneath our advertising displays. As of December 31, 2018, we leased over 73,300 outdoor sites, accounting for an annualized lease expense of approximately $267.4 million. This amount represented approximately 19% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide us with renewal options. Our lease agreements generally permit us to use the land for the construction, repair and relocation of outdoor advertising displays, including all rights necessary to access and maintain the site. Approximately 67% of our leases will expire or be subject to renewal in the next 5 years, 20% will expire or be subject to renewal in 6 to 10 years and 13% thereafter. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

The following table illustrates the number of leased and owned sites by state as of December 31, 2018, which is sorted from greatest to least in number and percentage of leased sites. States in which we lease less than 2% of our portfolio are grouped in the category “All Other States”.

State	# of billboard leased sites	% of total	# of owned billboard sites	% of total
Texas	5,925	8.1%	642	8.5%
Pennsylvania	5,096	6.9%	1,511	19.8%
Ohio	4,549	6.2%	370	4.8%
California	4,530	6.2%	132	1.7%
North Carolina	4,278	5.8%	142	1.9%
Tennessee	3,319	4.5%	265	3.5%
Louisiana	3,111	4.2%	461	6.0%
Alabama	3,018	4.1%	407	5.3%
Georgia	2,775	3.8%	197	2.6%
Wisconsin	2,774	3.8%	278	3.7%
Florida	2,600	3.5%	351	4.6%
South Carolina	2,552	3.5%	70	0.9%
New York	2,295	3.1%	185	2.4%
Missouri	2,180	3.0%	237	3.1%
Michigan	2,030	2.8%	216	2.8%
Mississippi	1,952	2.7%	330	4.3%
Indiana	1,869	2.5%	248	3.2%
Oklahoma	1,738	2.4%	117	1.5%
Virginia	1,660	2.3%	166	2.2%
All Other States	15,096	20.6%	1,312	17.2%
	73,347	100.0%	7,637	100.0%

CONTRACT EXPIRATIONS

We derive revenues primarily from renting advertising space to customers on our advertising displays. Our contracts with customers generally cover periods ranging from one week to one year and are generally billed every four weeks. Since contract terms are short-term in nature, we do not consider revenues by year of contract expiration to be meaningful.

EMPLOYEES

We employed approximately 3,600 people as of December 31, 2018. Approximately 260 employees were engaged in overall management and general administration at our management headquarters in Baton Rouge, Louisiana, and the remainder, including over 1,050 local account executives were employed in our operating offices.

Fifteen of our local offices employ billposters and construction personnel who are covered by collective bargaining agreements. We believe that our relationship with our employees, including our 115 unionized employees, is good, and we have never experienced a strike or work stoppage.

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

The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2018, Lamar Advertising Company’s wholly owned subsidiary, Lamar Media, had approximately $2.889 billion of total debt outstanding, net of deferred financing costs, consisting of approximately $1.280 billion in bank debt outstanding under Lamar Media’s senior credit facility, $531.0 million in senior subordinated notes, $901.0 million in various series of senior notes, $173.8 million under the Accounts Receivable Securitization Program and $3.5 million in other seller notes. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility allow Lamar Media to incur substantially more debt, including approximately $156.8 million available for borrowing as of December 31, 2018 under the revolving senior credit facility.

The Company’s substantial debt and its use of cash flow from operations to make principal and interest payments on its debt may, among other things:

•

make it more difficult for the Company to comply with the financial covenants in its senior credit facility and in its Accounts Receivable Securitization Program, which could result in a default and an acceleration of all amounts outstanding under the facility or under the Accounts Receivable Securitization Program;

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

At December 31, 2018, the terms of Lamar Media’s senior credit facility and of our Accounts Receivable Securitization Program also restrict the Company from exceeding a specified secured debt ratio.  Lamar Media is also subject to certain other financial covenants relating to the incurrence of additional debt. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of the specific financial ratio requirements under the senior credit facility.

The Company’s ability to comply with the financial covenants in the senior credit facility, Accounts Receivable Securitization Program and the indentures governing Lamar Media’s outstanding notes (and to comply with similar covenants in any future agreements) depends on its operating performance, which in turn depends significantly on prevailing economic, financial and business conditions and other factors that are beyond the Company’s control. Therefore, despite its best efforts and execution of its strategic plan, the Company may be unable to comply with these financial covenants in the future.

The Company is currently in compliance with all financial covenants. However, if in the future there are economic declines the Company can make no assurance that these declines will not negatively impact the Company’s financial results and, in turn, its ability to meet these financial covenant requirements. If Lamar Media fails to comply with its financial covenants, the lenders under the senior credit facility and the Accounts Receivable Securitization Program could accelerate all of the debt outstanding, which would create serious financial problems and could lead to a default under the indentures governing Lamar Media’s outstanding notes. Any of these events could adversely affect the Company’s business, financial condition and financial results.

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

The Company has historically grown through acquisitions. During the year ended December 31, 2018, we completed acquisitions for a total cash purchase price of approximately $477.4 million. We intend to continue to evaluate strategic acquisition opportunities as they arise.

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

The Company tested goodwill for impairment on December 31, 2018. Based on the Company’s review at December 31, 2018, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or both of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350 “Goodwill and Other Intangible Assets” and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.

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

In 2018, the Company generated approximately 5% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against other national logo sign providers as well as numerous smaller local logo sign providers. A logo sign provider incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the logo sign provider for early termination. At the end of the contract term, the logo sign provider transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.

Of the Company’s 24 logo sign contracts in place at December 31, 2018, six are subject to renewal or expiration in 2019. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.

The Company is controlled by significant stockholders who have the power to determine the outcome of all matters submitted to the stockholders for approval and whose interest in the Company may be different than yours.

As of December 31, 2018, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Chairman and President, and Sean Reilly, the Company’s Chief Executive Officer, and their affiliates, owned in the aggregate approximately 15% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented approximately 63% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family and their affiliates the power to:

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

Lamar Advertising elected to qualify as a REIT for U.S. federal income tax purposes starting with its taxable year ended December 31, 2014 and for each subsequent taxable year thereafter.  REIT qualification involves the application of highly technical and complex provisions of the U. S. Internal Revenue Code of 1986, as amended, (the “Code”) to Lamar Advertising’s assets and operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although Lamar Advertising plans to operate in a manner consistent with the REIT qualification rules, the Company cannot assure you that it will so qualify or remain so qualified. Lamar Media is treated as a qualified REIT subsidiary of Lamar Advertising that is disregarded as separate from its parent REIT for U.S. federal income tax purposes.

If, in any taxable year, Lamar Advertising fails to qualify for taxation as a REIT, and is not entitled to relief under the Code:

•	it will not be allowed a deduction for distributions to its stockholders in computing its taxable income;
•

it and its subsidiaries, including Lamar Media, will be subject to applicable federal and state income tax, including any applicable state-level alternative minimum tax, on its taxable income at regular corporate rates; and

•	it would be disqualified from REIT tax treatment for the four taxable years following the year during which it was so disqualified.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for required distributions to Lamar Advertising’s stockholders, may require it to borrow funds (under Lamar Media’s senior credit facility or otherwise) or liquidate some investments to pay any such additional tax liability. This adverse impact could last for five or more years because, unless it is entitled to relief under certain statutory provisions, it will be taxable as a corporation, beginning in the year in which the failure occurs, and it will not be allowed to re-elect to be taxed as a REIT for the following four years.

Even if it qualifies as a REIT, certain of Lamar Advertising’s and its subsidiaries’ business activities will be subject to U.S. and foreign taxes which will continue to reduce its cash flows, and it will have potential deferred and contingent tax liabilities.

Even if it qualifies as a REIT, Lamar Advertising may be subject to certain U.S. federal, state and local taxes and foreign taxes on its income and assets, including any applicable state-level alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, the Company could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT.

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

The Company was subject to a U.S. federal income tax at the highest regular corporate rate (currently 21%) on all or a portion of the gain recognized from a sale of assets occurring within five years after the effective date of our REIT conversion, to the extent of the built-in gain based on the fair market value of those assets held by the Company on the effective date of REIT conversion in excess of the Company’s then tax basis in those assets. Such five-year period has expired with respect to the Company but certain tax years for which this rule applied remain open such that additional taxes could be assessed with respect to sales in those tax years. The same rules apply to any assets we acquire from a “C” corporation in a carry-over basis transaction with built-in gain at the time of the acquisition by us. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax.

In addition, the Internal Revenue Service (“IRS”) and any state or local tax authority may successfully assert liabilities against the Company for corporate income taxes for taxable years of Lamar Advertising prior to the effective time of the REIT election, in which case the Company will owe these taxes (the federal corporate tax rate for tax years beginning prior to January 1, 2018 was 35%)

plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in non-REIT accumulated earnings and profits which could cause the Company to pay taxable distributions to its stockholders after the relevant determination.

Failure to make sufficient distributions would jeopardize Lamar Advertising’s qualification as a REIT and/or would subject it to U.S. federal income and excise taxes.

As a REIT, Lamar Advertising is required to distribute to its stockholders with respect to each taxable year at least 90% of its REIT taxable income (excluding capital gains and net of any available net operating loss carry forwards) in order to qualify as a REIT, and 100% of its REIT taxable income (excluding capital gains and net of any available net operating loss carry forwards) in order to avoid U.S. federal income and excise taxes. For these purposes, Lamar Advertising’s subsidiaries that are not TRSs, including Lamar Media, will be treated as part of the REIT and therefore Lamar Advertising also will be required to distribute out their taxable income.

Because the REIT distribution requirements will prevent us from retaining earnings, we may be required to refinance debt at maturity with additional debt or equity, which may not be available on acceptable terms, or at all.

Covenants specified in our existing and future debt instruments may limit Lamar Advertising’s ability to make required REIT distributions.

Lamar Media’s senior credit facility and the indentures relating to Lamar Media’s outstanding notes contain certain covenants that could limit Lamar Advertising’s distributions to its stockholders. If these limits prevent Lamar Advertising from satisfying its REIT distribution requirements, it could fail to qualify for taxation as a REIT. If these limits do not jeopardize its qualification for taxation as a REIT but do nevertheless prevent it from distributing 100% of its REIT taxable income, it will be subject to U.S. federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

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

To qualify as a REIT for U.S. federal income tax purposes, Lamar Advertising must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it distributes to its stockholders and the ownership of Lamar Advertising common stock. For these purposes, Lamar Advertising is treated as owning the assets of and receiving or accruing the income of its subsidiaries (other than TRSs). Thus, compliance with these tests will require Lamar Advertising and its subsidiaries to refrain from certain activities and may hinder their ability to make certain attractive investments, including investments in the businesses to be conducted by TRSs, and to that extent limit their opportunities. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if Lamar Advertising needs or requires the target company to comply with some REIT requirements prior to closing.

Ownership limitations contained in the Lamar Advertising charter may restrict stockholders from acquiring or transferring certain amounts of shares.

In order for Lamar Advertising to remain qualified as a REIT, no more than 50% of the value of the outstanding shares of its stock may be owned, directly or indirectly or through application of certain attribution rules, by five or fewer “individuals” (as defined in the Code) at any time during the last half of a taxable year (other than the first taxable year for which an election to be a REIT has been made). To preserve its REIT qualification, the Lamar Advertising charter generally prohibits any person or entity from owning actually and by virtue of the applicable constructive ownership provisions more than 5% of the outstanding shares of Lamar Advertising common stock. These ownership limitations could restrict stockholders from acquiring or transferring certain amounts of shares of its stock. The Lamar Advertising charter also provides a separate share ownership limitation for certain members of the Reilly family and their affiliates that allows them to own actually and by virtue of the applicable constructive ownership provisions no more than 19% of the outstanding shares of Lamar Advertising common stock and, during the second half of any taxable year other than its first taxable year as a REIT, no more than 33% in value of the aggregate of the outstanding shares of all classes and series of its stock, in each case excluding any shares of its stock that are not treated as outstanding for federal income tax purposes.

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

Changes to the Code, such as the Tax Cuts and Jobs Act, could have a negative effect on Lamar Advertising and its subsidiaries including Lamar’s ability to deduct the full amount of its significant interest expense.

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

Additionally, the TCJA may potentially limit Lamar Advertising’s ability to deduct the full amount of its interest expense.  For taxable years beginning after December 31, 2017, interest deductions for businesses with average annual gross receipts of over $25 million are capped at 30% of the business’ “adjusted taxable income” plus business interest income pursuant to the TCJA. In calculating “adjusted taxable income” for these purposes, for taxable years beginning after December 31, 2017 and before January 1, 2022, this is computed without regard to deductions allowable for depreciation, amortization, or depletion (EBITDA). For taxable years beginning after December 31, 2021, “adjusted taxable income” is calculated by taking deductions allowable for depreciation, amortization, or depletion into account (EBIT). This limitation, however, does not apply to an “electing real property trade or business.” As a REIT, Lamar Advertising would generally constitute a real property trade or businesses, and thus would retain the ability to fully deduct interest expenses if it makes such an election. However, an entity making such an election must use a longer depreciation cost recovery period for its property. Lamar Advertising has not made such an election at this time but may do so in the future.

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

The Lamar Advertising charter provides that the board of directors may revoke or otherwise terminate the REIT election, without the approval of its stockholders, if the board determines that it is no longer in the Company’s best interest to continue to qualify as a REIT. If the Company ceases to be a REIT, it will be subject to U.S. federal income tax at regular corporate rates and state and local corporate taxes, which may have adverse consequences on its total return to its stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our management headquarters is located in Baton Rouge, Louisiana. We also own 128 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 134 operating facilities at an aggregate lease expense for 2018 of approximately $7.7 million.

We own over 7,600 parcels of property beneath our outdoor advertising structures. As of December 31, 2018, we leased over 73,300 active outdoor sites, accounting for a total annual lease expense of approximately $267.4 million. This amount represented approximately 19% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

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

The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the NASDAQ Global Select Market under the symbol “LAMR.” As of December 31, 2018, the Class A common stock was held by 101 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.

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

	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Statement of Income Data:
Net revenues	$1,627,222	$1,541,260	$1,500,294	$1,353,396	$1,287,060
Operating expenses:
Direct advertising expenses	561,848	540,880	525,597	473,760	453,269
General and administrative expenses	372,324	338,573	345,789	313,941	299,878
Depreciation and amortization	225,261	211,104	204,958	191,433	258,435
Loss (gain) on disposition of assets	7,233	(4,664)	(15,095)	(8,765)	(3,192)
Total operating expenses	1,166,666	1,085,893	1,061,249	970,369	1,008,390
Operating income	460,556	455,367	439,045	383,027	278,670
Other expense (income):
Loss on extinguishment of debt	15,429	71	3,198	—	26,023
Other-than-temporary impairment of investment	—	—	—	—	4,069
Interest income	(534)	(6)	(6)	(34)	(102)
Interest expense	129,732	128,396	123,688	98,433	105,254
Total other expense	144,627	128,461	126,880	98,399	135,244
Income before income taxes	315,929	326,906	312,165	284,628	143,426
Income tax expense (benefit)	10,697	9,230	13,356	22,058	(110,092)
Net income	305,232	317,676	298,809	262,570	253,518
Preferred stock dividends	365	365	365	365	365
Net income applicable to common stock	$304,867	$317,311	$298,444	$262,205	$253,153
Net income per share basic	$3.09	$3.24	$3.07	$2.72	$2.66
Net income per share diluted	$3.08	$3.23	$3.05	$2.72	$2.66
Cash dividends declared per common share	$3.65	$3.32	$3.02	$2.75	$2.50
Statement of Cash Flow Data:
Cash flows provided by operating activities	$564,846	$507,016	$521,823	$477,650	$452,529
Cash flows used in investing activities	$584,148	$400,066	$680,983	$253,880	$163,997
Cash flows (used in) provided by financing activities	$(73,563)	$(28,641)	$171,908	$(224,808)	$(294,315)
Balance Sheet Data(1)
Cash and cash equivalents	$21,494	$115,471	$35,530	$22,327	$26,035
Working capital	(91,366)	94,525	36,929	44,902	47,803
Total assets	4,544,641	4,214,345	3,898,884	3,363,744	3,318,818
Total debt (including current maturities)	2,888,688	2,556,690	2,349,183	1,891,450	1,899,895
Total long-term obligations	2,957,822	2,784,858	2,552,032	2,105,855	2,112,011
Stockholders’ equity	1,131,784	1,103,493	1,069,528	1,021,059	981,466

(1)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2018, 2017 and 2016. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash,” for more information. During the year ended December 31, 2018, the Company completed acquisitions for a total cash purchase price of approximately $477.4 million.  See “Uses of Cash-Acquisitions,” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past three years:

	2018	2017	2016
	(In thousands)
Billboard — Traditional	$37,905	$36,015	$48,009
Billboard — Digital	45,938	40,218	33,181
Logos	11,438	9,614	7,781
Transit	5,364	2,863	700
Land and buildings	8,420	13,690	10,295
PP&E	8,573	6,929	7,646
Total capital expenditures	$117,638	$109,329	$107,612

We expect our 2019 capital expenditures to approximate our 2018 spending.

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

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	34.5%	35.1%	35.0%
General and administrative expenses	17.8%	17.9%	18.0%
Corporate expenses	5.1%	4.0%	5.1%
Depreciation and amortization	13.8%	13.7%	13.7%
Operating income	28.3%	29.5%	29.3%
Loss on extinguishment of debt	0.9%	0.0%	0.2%
Interest expense	8.0%	8.3%	8.2%
Income tax expense	0.7%	0.6%	0.9%
Net income	18.8%	20.6%	19.9%

Year ended December 31, 2018 compared to Year ended December 31, 2017

Net revenues increased $86.0 million or 5.6% to $1.627 billion for the year ended December 31, 2018 from $1.541 billion for the same period in 2017. This increase was attributable primarily to an increase in billboard net revenues of $72.6 million or 5.4% over the prior period, which is primarily related to the integration of outdoor assets acquired during 2017 and 2018, and the addition of over 250 digital displays during the year ended December 31, 2018.  In addition, logo sign revenue increased $1.5 million, which represents an increase of 1.8% over the prior period.  Transit revenue increased $11.9 million, which represents an increase of 10.1% over the prior period, primarily due to several new transit and airport markets acquired in 2017 and 2018.

Net revenues for the year ended December 31, 2018, as compared to acquisition-adjusted net revenues for the comparable period in 2017, increased $53.1 million, or 3.4%. The $53.1 million increase in revenue primarily consisted of a $45.1 million increase in billboard revenue primarily due to increases in digital and political revenue, a $1.1 million increase in logo revenue and a $6.8 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2017. See “Reconciliations” below.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, increased $54.7 million, or 6.2% to $934.2 million for the year ended December 31, 2018 from $879.5 million in the same period in 2017. The $54.7 million increase over the prior year is comprised of a $19.8 million increase in stock-based compensation expense and a $34.9 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets.

Depreciation and amortization expense increased $14.2 million to $225.3 million for the year ended December 31, 2018 as compared to $211.1 million for the same period in 2017, primarily related to the addition of approximately $774.7 million of assets acquired through acquisitions during fiscal years 2017 and 2018.

For the year ended December 31, 2018, the Company recognized a loss on disposition of assets of $7.2 million primarily related to the $7.8 million loss recognized on the sale of our Puerto Rico assets which closed on April 16, 2018.

Due primarily to the above factors, operating income increased $5.2 million to $460.6 million for the year ended December 31, 2018 compared to $455.4 million for the same period in 2017.

During the year ended December 31, 2018, the Company recorded a $15.4 million loss on debt extinguishment related to Lamar Media’s prepayment of its 5 7/8% Senior Subordinated Notes due 2022.  The $15.4 million loss is comprised of a cash redemption premium of $9.8 million and a non-cash write off of unamortized deferred financing costs of approximately $5.6 million.  See “Uses of Cash” for more information.

Interest expense increased $1.3 million for the year ended December 31, 2018 to $129.7 million as compared to $128.4 million for the year ended December 31, 2017.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2017.

The increase in operating income offset by the increases in loss on extinguishment of debt and interest expense over the comparable period in 2017, resulted in a $11.0 million decrease in net income before income taxes. The Company recognized $10.7 million in income tax expense for the year ended December 31, 2018. The effective tax rate for the year ended December 31, 2018 is approximately 3.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the year ended December 31, 2018 of $305.2 million, as compared to net income of $317.7 million for the same period in 2017.

Reconciliations:

Because acquisitions occurring after December 31, 2016 have contributed to our net revenue results for the periods presented, we provide 2017 acquisition-adjusted net revenue, which adjusts our 2017 net revenue for the year ended December 31, 2017 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2018.

Reconciliations of 2017 reported net revenue to 2017 acquisition-adjusted net revenue for the year ended December 31, 2017 as well as a comparison of 2017 acquisition-adjusted net revenue to 2018 reported net revenue for the year ended December 31, 2018, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2018	2017
	(in thousands)
Reported net revenue	$1,627,222	$1,541,260
Acquisition net revenue	—	32,898
Adjusted totals	$1,627,222	$1,574,158

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$305,232	$317,676	$(12,444)	(3.9)%
Income tax expense	10,697	9,230	1,467
Loss on extinguishment of debt	15,429	71	15,358
Interest expense (income), net	129,198	128,390	808
Loss (gain) on disposition of assets	7,233	(4,664)	11,897
Depreciation and amortization	225,261	211,104	14,157
Stock-based compensation expense	29,443	9,599	19,844
Adjusted EBITDA	$722,493	$671,406	$51,087	7.6%

Adjusted EBITDA for the year ended December 31, 2018 increased 7.6% to $722.5 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) of $65.0 million, and was partially offset by an increase in general and administrative and corporate expenses of $13.9 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$305,232	$317,676	$(12,444)	(3.9)%
Depreciation and amortization related to real estate	212,457	198,630	13,827
Loss (gain) from disposition of real estate assets and investments	8,689	(4,185)	12,874
Adjustments for unconsolidated affiliates and non-controlling interest	648	839	(191)
FFO	$527,026	$512,960	$14,066	2.7%
Straight-line income	(2,036)	(754)	(1,282)
Stock-based compensation expense	29,443	9,599	19,844
Non-cash portion of tax provision	660	804	(144)
Non-real estate related depreciation and amortization	12,804	12,474	330
Amortization of deferred financing costs	4,920	5,120	(200)
Loss on extinguishment of debt	15,429	71	15,358
Capital expenditures – maintenance	(43,108)	(43,119)	11
Adjustments for unconsolidated affiliates and non-controlling interest	(648)	(839)	191
AFFO	$544,490	$496,316	$48,174	9.7%

FFO for the year ended December 31, 2018 was $527.0 million as compared to FFO of $513.0 million for the same period in 2017. AFFO for the year ended December 31, 2018 increased 9.7% to $544.5 million as compared to $496.3 million for the same period in 2017. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization), offset by increases in general and administrative and corporate expenses (excluding the effect of stock based compensation expense).

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

Sources of Cash

Total Liquidity at December 31, 2018. As of December 31, 2018 we had approximately $178.3 million of total liquidity, which is comprised of approximately $21.5 million in cash and cash equivalents and approximately $156.8 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility, and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the years ended December 31, 2018, 2017 and 2016 our cash provided by operating activities was $ 564.8 million, $507.0 million and $521.8 million, respectively. The increase in cash provided by operating activities for the year ended December 31, 2018 over the same period in 2017 relates to an increase in revenues offset by increases in operating expenses (excluding depreciation and amortization) and a net decrease in operating assets and liabilities. We generated cash flows from operations during 2018 in excess of our cash needs for operations and capital expenditures as described herein. We used the excess cash generated principally to pay dividends and fund our acquisitions. See — “Cash Flows” for more information.

Accounts Receivable Securitization Program.  On December 18, 2018, we entered into the Accounts Receivable Securitization Program. The Accounts Receivable Securitization Program provides up to $175.0 million in borrowing capacity, plus an accordion feature that would permit the borrowing capacity to be increased by up to $125.0 million. Borrowing capacity under the Accounts Receivable Securitization Program is limited to the availability of eligible accounts receivable collateralizing the borrowings under the agreements governing the Accounts Receivable Securitization Program. In connection with the Accounts Receivable Securitization Program, Lamar Media and certain of its subsidiaries (such subsidiaries, the “Subsidiary Originators”) sell and/ or contribute their existing and future accounts receivable and certain related assets to one of two special purpose subsidiaries, Lamar QRS Receivables, LLC (the “QRS SPV”) and Lamar TRS Receivables, LLC (the “TRS SPV” and together with the QRS SPV the “Special Purpose Subsidiaries”), each of which is a wholly-owned subsidiary of Lamar Media. Existing and future accounts receivable relating to Lamar Media and its qualified REIT subsidiaries will be sold and/ or contributed to the QRS SPV and existing and future accounts receivable relating to Lamar Media’s taxable REIT subsidiaries will be sold and/ or contributed to the TRS SPV.  Each of the Special Purpose Subsidiaries has granted the lenders party to the Accounts Receivable Securitization Program a security interest in all of its assets, which consist of the accounts receivable and related assets sold or contributed to them, as described above, in order to secure the obligations of the Special Purpose Subsidiaries under the agreements governing the Accounts Receivable Securitization Program.  Pursuant to the Accounts Receivable Securitization Program, Lamar Media has agreed to service the accounts receivable on behalf of the two Special Purpose Subsidiaries for a fee. Lamar Media has also agreed to guaranty its performance in its capacity as servicer and originator, as well as the performance of the Subsidiary Originators, of their obligations under the agreements governing the Account Receivable Securitization Program. None of Lamar Media, the Subsidiary Originators or the Special Purpose Subsidiaries guarantees the collectability of the receivables under the Accounts Receivable Securitization Program. In addition, each of the Special Purpose Subsidiaries is a separate legal entity with its own separate creditors who will be entitled to access the assets of such Special Purpose Subsidiary before the assets become available to Lamar Media.  Accordingly, the assets of the Special Purpose Subsidiaries are not available to pay creditors of Lamar Media or any of its subsidiaries, although collections from receivables in excess of the amounts required to repay the lenders and the other creditors of the Special Purpose Subsidiaries may be remitted to Lamar Media.

As of December 31, 2018, there were $175.0 million of outstanding aggregate borrowings under the Accounts Receivable Securitization Program at a borrowing rate of approximately 3.4%.

“At-the-Market” Offering Program. On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC and SunTrust Robinson Humphrey, Inc. as our sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $.001 per share (the “Class A Common Stock”), having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals.  Sales of the Class A Common Stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A Common Stock, or sales made to or through a market maker other than on an exchange.  The Company has no obligation to sell any of the Class A Common Stock under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement.  The Company intends to use the net proceeds, if any, from the sale of the Class A Common Stock pursuant to the Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments.   During the quarter and year ended December 31, 2018, the Company received gross proceeds of approximately $27.5 million and $42.8 million, resulting in net proceeds of approximately $27.0 million and $42.1 million, in exchange for issuing 362,726 and 576,002 shares of its Class A common stock under this program, respectively. During the quarter and year ended December 31, 2018, the aggregate commissions paid to the sales agent was approximately $0.4 and $0.6 million, respectively.

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

Sale of Puerto Rico Operations. On April 16, 2018, the Company sold substantially all of its operating assets in Puerto Rico to B-Billboard BB LLC and B-Billboard BG LLC which resulted in a loss on disposition of assets of approximately $7.8 million.

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

Lamar Media’s Third Amended and Restated Credit Agreement dated as of May 15, 2017 (as amended, the “senior credit facility”) originally consisted of (i) a new $450.0 million senior secured revolving credit facility which will mature on May 15, 2022

(the “revolving credit facility”), (ii) a new $450.0 million Term A loan facility (the “Term A loans”)  which will mature on May 15, 2022, and (iii) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to pro forma compliance with the secured debt ratio financial maintenance covenant described under “Restrictions under Senior Credit Facility.” Lamar Media borrowed all $450.0 million in Term A loans on May 15, 2017.  The Term A loans began amortizing on September 30, 2017 in quarterly installments, as set forth therein, with the remainder payable at maturity. The net proceeds from the Term A loans, together with borrowing under the revolving portion of senior credit facility and cash on hand, were used to repay all outstanding amounts under the Second Amended and Restated Credit Agreement, and all revolving commitments under that facility were terminated.

On March 16, 2018, Lamar Media entered into Amendment No. 1 to the Third Amended and Restated Credit Agreement dated May 15, 2017, with Lamar Advertising, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders named therein, under which the parties agreed to amend the existing senior credit facility to establish a new $600.0 million Term B Loan Facility, which will mature on March 16, 2025.  The Term B loan began amortizing on June 30, 2018 in equal quarterly installments of $1.5 million with the remainder payable at maturity.  Lamar Media borrowed the full amount of the Term B loan on March 16, 2018.  The proceeds from the Term B loan, together with available cash on hand were used to redeem in full Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.  See Uses of Cash for more information.

As of December 31, 2018, the senior credit facility consisted of (i) the revolving credit facility, (ii) the Term A loans, (iii) the Term B loans and (iv) the Incremental Facility.  As of December 31, 2018, the aggregate balance outstanding under the senior credit facility was $1.28 billion, consisting of $413.7 million outstanding in Term A loans, $589.2 million in Term B loans and $276.7 million of revolving credit loans under the revolving credit facility.  In addition, at December 31, 2018, Lamar Media had approximately $156.8 million of unused capacity under the revolving credit facility.

On January 17, 2019, Lamar Media entered into an incremental amendment to the senior credit facility to include $100.0 million in additional revolving commitments, thereby increasing the total borrowing capacity under the revolving credit facility to $550.0 million.

Note Offerings. On February 1, 2019, Lamar Media issued $250 million in aggregate principle amount of 5 3/4% Senior Notes due 2026 through an institutional private placement (the “New Notes”).  The New Notes were issued as additional notes to the existing $400 million aggregate principal amount of 5 3/4% Senior Notes due 2026 that Lamar issued on January 28, 2016 (the “Existing Notes”).  Other than with respect to the date of issuance, issue price and CUSIP number, the New Notes have the same terms as the Existing Notes.  Once the New Notes are registered under the Securities Act and exchanged for exchange notes or become freely tradable under Rule 144, Lamar Media expects that the New Notes and the Existing Notes will share a single CUSIP number and thereafter be fungible.  The net proceeds after underwriting fees and expenses, was approximately $251.5 million and were used to repay a portion of the borrowings outstanding under the revolving credit facility.

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

Credit Facilities and Other Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to the senior credit facility, its outstanding debt securities and its Accounts Receivable Securitization Program.

Restrictions under Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to its outstanding debt securities. As of December 31, 2018, Lamar Media had outstanding $535 million 5% Senior Subordinated Notes issued in October 2012 (the “5% Senior Subordinated Notes”), $510 million 5 3/8% Senior Notes issued in January 2014 (the “5 3/8% Senior Notes”) and the $400 million 5 3/4% Senior Notes issued in January 2016 (the “5 3/4% Senior Notes”).   Lamar Media issued an additional $250 million of 5 3/4% Senior Notes on February 1, 2019.

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At December 31, 2018, and currently, we were in compliance with all such tests under the senior credit facility.

Lamar Media must maintain a secured debt ratio, defined as total consolidated secured debt of Lamar Advertising, Lamar Media and its restricted subsidiaries, minus the lesser of (x) $150 million and (y) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries (other than the Special Purpose Subsidiaries (as defined above under “Sources of Cash-Accounts Receivable Securitization Program)) to EBITDA, as defined below, for the period of four consecutive fiscal quarters then ended, of less than or equal to 3.5 to 1.0.

Lamar Media is restricted from incurring additional indebtedness subject to exceptions, one of which is that it may incur additional indebtedness not exceeding the greater of $250.0 million and 6% of its total assets.

Lamar Media is also restricted from incurring additional unsecured senior indebtedness under certain circumstances unless, after giving effect to the incurrence of such indebtedness, it is in compliance with the secured debt ratio covenant and its senior debt ratio, defined as (a) total consolidated debt (excluding subordinated debt) of Lamar Advertising, Lamar Media and its restricted subsidiaries as of any date minus the lesser of (i) $150 million and (ii) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries (other than the Special Purpose Subsidiaries (as defined above under “Sources of Cash-Accounts Receivable Securitization Program)) to (b) EBITDA, as defined below, for the most recent four fiscal quarters then ended is less than 4.5 to 1.0.

Lamar Media is also restricted from incurring additional subordinated indebtedness under certain circumstances unless, after giving effect to the incurrence of such indebtedness, it is in compliance with the secured debt ratio covenant and its total debt ratio, defined as (a) total consolidated debt (including subordinated debt) of Lamar Advertising, Lamar Media and its restricted subsidiaries as of any date minus the lesser of (i) $150 million and (ii) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries (other than the Special Purpose Subsidiaries) to (b) EBITDA, as defined below, for the most recent four fiscal quarters then ended, is less than 6.5 to 1.0.

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

The Company believes that its current level of cash on hand, availability under the senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2019. All debt obligations are reflected on the Company’s balance sheet.

Restrictions under Accounts Receivable Securitization Program.  The agreements governing the Account Receivable Securitization Program contain customary representations and warranties, affirmative and negative covenants, and termination event provisions, including but not limited to those providing for the acceleration of amounts owed under the Accounts Receivable Securitization Program if, among other things, the Special Purpose Subsidiaries fail to make payments when due, Lamar Media, the Subsidiary Originators or the Special Purpose Subsidiaries become insolvent or subject to bankruptcy proceedings or certain judicial judgments, breach certain representations and warranties or covenants or default under other material indebtedness, a change of control occurs, or if Lamar Media fails to maintain the maximum secured debt ratio of 3.50 to 1.00 required under Lamar Media’s senior credit facility.

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $117.6 million for the year ended December 31, 2018. We anticipate our 2019 total capital expenditures will closely approximate our 2018 spending.

Acquisitions. During the year ended December 31, 2018, the Company completed over 30 acquisitions for a total purchase price of approximately $489.7 million, which included the acquisition of more than 9,300 billboard displays across various markets.  The acquisitions occurring during the year ended December 31, 2018 were financed using available cash on hand, borrowings under its revolving credit facility, borrowings under its Accounts Receivable Securitization Program and the issuance of 163,137 share of Class A Common Stock.

Note Redemption. On March 19, 2018, the Company used proceeds from the Term B loan, together with cash on hand, to redeem in full all $500.0 million in aggregate principal amount of Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022 and repay a portion of the borrowings outstanding under Lamar Media’s revolving credit facility.  The notes were redeemed at a redemption price equal to 101.958% of the aggregate principal amount of the outstanding notes, plus accrued and unpaid interest up to the redemption date.  The Company recorded a loss on debt extinguishment of $15.4 million related to this redemption which is comprised of a $9.8 million prepayment penalty and a $5.6 million non-cash write off of unamortized deferred financing costs.  See Sources of Cash-Credit Facility for more information.

Term Loans. The Term A loans mature on May 15, 2022 and the Term B loans mature on March 16, 2025.  The remaining quarterly installments scheduled to be paid on each March 31, June 30, September 30 and December 31 are as follows:

Principal Payment Date	Term A	Term B
March 31, 2019-June 30, 2019	$5,625	$1,500
September 30, 2019-June 30, 2020	$8,438	$1,500
September 30, 2020-March 31, 2022	$16,875	$1,500
Term A Loan Maturity May 15, 2022	$253,125	$—
June 30, 2022-December 31, 2024	$—	$1,500
Term B Loan Maturity March 16, 2025	$—	$559,500

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

Dividends. During the year ended December 31, 2018, the Company declared distributions of $361.1 million or $3.65 per share of common stock.  The Company paid distributions of $442.6 million during the year ended December 31, 2018, which includes the January 2, 2018 distribution declared in November 2017.

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

Debt Service and Contractual Obligations. As of December 31, 2018, we had outstanding debt of approximately $2.889 billion. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under the senior credit facility. In addition, it has fixed commercial commitments. These commitments are detailed on a contractual basis as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Long-Term Debt	$2,888.7	$29.1	$294.8	$1,090.6	$1,474.2
Interest obligations on long term debt(1)	720.3	146.5	286.6	205.1	82.1
Billboard site and other operating leases	1,711.8	260.4	361.8	270.6	819.0
Total payments due	$5,320.8	$436.0	$943.2	$1,566.3	$2,375.3

(1)	Interest rates on our variable rate instruments are assuming rates at the December 2018 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Revolving Bank Facility(2)	$450.0	$—	$—	$450.0	$—
Standby Letters of Credit(3)	$13.2	$12.7	$0.5	$—	$—

(2)	Lamar Media had $280.0 million outstanding under the revolving facility at December 31, 2018.
(3)	The standby letters of credit are issued under Lamar Media’s revolving credit facility and reduce the availability of the facility by the same amount.

Cash Flows

The Company’s cash flows provided by operating activities increased by $57.8 million for the year ended December 31, 2018, primarily resulting from an increase in revenues of approximately $86.0 million and a decrease in operating net assets of $7.3 million,  offset by increases in operating expenses (excluding stock-based compensation) of approximately $34.9 million, as compared to the comparable period in 2017.

Cash flows used in investing activities increased $184.0 million from $400.1 million in 2017 to $584.1 million in 2018 primarily due to an increase in acquisition activity of $180.1 million, as compared to the same period in 2017.

The Company’s cash flows used in financing activities was $73.6 million for the year ended December 31, 2018 as compared $28.6 million in 2017.  This increase in cash used in financing activities of $45.0 million for the year ended December 31, 2018 is primarily due to increases in proceeds from financing transactions during the year, offset by increases in cash paid for dividends and distributions over the comparable period in 2017.

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

Intangible Assets. The Company has significant intangible assets recorded on its balance sheet. Intangible assets primarily represent site locations of $806.0 million and customer relationships of $95.4 million associated with the Company’s acquisitions. The fair values of intangible assets recorded are determined using discounted cash flow models that require management to make assumptions related to future operating results, including projecting net revenue growth discounted using current cost of capital rates, of each acquisition and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangibles may exist and a charge to income would be made in the period such impairment is determined. Historically no impairment charge has been required with respect to the Company’s intangible assets.

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

In our annual or interim measurement for impairment of goodwill, the Company conducts a qualitative assessment by examining relevant events and circumstances that could have a negative impact on the Company’s goodwill, which include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, reporting unit dispositions and acquisitions, the market capitalization of the Company and other relevant events specific to the Company. If, after assessing the totality of events or circumstances described above, the Company determines that it is more likely than not that the fair value of either of the Company's reporting units is less than its carrying amount, the Company will perform a quantitative impairment test. If impairment is indicated as a result of the quantitative impairment test, a goodwill impairment charge would be recorded to write the goodwill down to its implied fair value.  Based on the goodwill impairment analysis performed on December 31, 2018, we determined that the fair value of each reporting unit exceeded the carrying value and no impairment charge was recorded.

Asset Retirement Obligations. The Company had an asset retirement obligation of $223.0 million as of December 31, 2018. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.

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

Acquisitions. The Company accounts for transactions that meet the definition of a business and group asset purchases as acquisitions.  For transactions that meet the definition of a business combination, the Company allocates the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. For transactions that meet the definition of asset group purchases, the Company allocates the purchase price to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition.  If a transaction is determined to be a group of assets, any direct acquisition costs are capitalized. Transaction costs for transactions determined to be a business combination are expensed as incurred.

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

ACCOUNTING STANDARDS AND REGULATORY UPDATE

Revenue. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (Codified as ASC 606), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted the provisions of ASC 606 on January 1, 2018 using the cumulative effect transition method. The Company did not have an adjustment to its opening balance of retained earnings for the adoption of this update.

Leases. In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard was effective for us on January 1, 2019, with early adoption permitted.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also expect to elect the use of hindsight and the practical expedient pertaining to land easements. We expect to elect all of the new standard’s available transition practical expedients.

We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our billboard, logo, building and vehicle operating leases; (2) reclassification within our balance sheet of current asset prepaid operating lease balances to be a reduction of our lease liabilities and; (3) providing significant new disclosures about our leasing activities.

On adoption, we currently expect to recognize additional operating liabilities exceeding $1.1 billion, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for our existing operating leases.

The new standard also provides practical expedients for a company’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for our vehicle leases. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities.  This includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

Other recently released pronouncements. In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  The update is designed to simplify accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The update is effective for annual periods beginning January 1, 2017 with early adoption permitted.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the definition of a business.  The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses.  The update is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  Early adoption is allowed for transactions in which the acquisition date occurs before the issuance date or effective date of the amendment, but only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company adopted the update for transactions that occurred on or after October 1, 2016. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The update simplifies how a company completes its goodwill impairment test by eliminating the two-step process, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. The update requires completing the goodwill impairment test by comparing the difference between the reporting unit’s carrying value and fair value.  Goodwill charges, if any, would be determined by reducing the goodwill balance by the excess of the reporting unit’s carrying value over its fair value.  The update is effective for annual and interim fiscal periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on or after January 1, 2017.  The Company adopted this update beginning with its December 31, 2017 goodwill impairment test.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808). The update is to clarify when certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 and when the collaborative arrangement participant is a customer in the context of a unit of account. The update also adds unit-of-account guidance in Topic 808 and requires that a collaborative arrangement participant that is not directly related to sales to a third party, and is presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The update is effective for annual and interim fiscal periods beginning after December 15, 2019 with early adoption permitted.  The Company does not believe this update will have a material effect on the Company’s consolidated financial statements.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2018, 2017 and 2016. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	34.5%	35.1%	35.0%
General and administrative expenses	17.8%	17.9%	18.0%
Corporate expenses	5.1%	4.0%	5.1%
Depreciation and amortization	13.8%	13.7%	13.7%
Operating income	28.3%	29.6%	29.3%
Loss on extinguishment of debt	0.9%	0.0%	0.2%
Interest expense	8.0%	8.3%	8.2%
Income tax expense	0.7%	0.6%	0.9%
Net income	18.8%	20.6%	19.9%

Year ended December 31, 2018 compared to Year ended December 31, 2017

Net revenues increased $86.0 million or 5.6% to $1.627 billion for the year ended December 31, 2018 from $1.541 billion for the same period in 2017. This increase was attributable primarily to an increase in billboard net revenues of $72.6 million or 5.4% over the prior period, which is primarily related to the integration of outdoor assets acquired during 2017 and 2018, and the addition of over 250 digital displays during the year ended December 31, 2018.  In addition, logo sign revenue increased $1.5 million, which represents an increase of 1.8% over the prior period.  Transit revenue increased $11.9 million, which represents an increase of 10.1% over the prior period, primarily due to several new transit and airport markets acquired in 2017 and 2018.

Net revenues for the year ended December 31, 2018, as compared to acquisition-adjusted net revenues for the comparable period in 2017, increased $53.1 million, or 3.4%. The $53.1 million increase in revenue primarily consisted of a $45.1 million increase in billboard revenue primarily due to increases in digital and political revenue, a $1.1 million increase in logo revenue and a $6.8 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2017. See “Reconciliations” below.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, increased $54.7 million, or 6.2% to $933.8 million for the year ended December 31, 2018 from $879.1 million in the same period in 2017. The $54.7 million increase over the prior year is comprised of a $19.8 million increase in stock-based compensation expense and a $34.9 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets.

Depreciation and amortization expense increased $14.2 million to $225.3 million for the year ended December 31, 2018 as compared to $211.1 million for the same period in 2017, primarily related to the addition of approximately $774.7 million of assets acquired through acquisitions during fiscal years 2017 and 2018.

For the year ended December 31, 2018, Lamar Media recognized a loss on disposition of assets of $7.2 million primarily related to the $7.8 million loss recognized on the sale of its Puerto Rico assets which closed on April 16, 2018.

Due primarily to the above factors, operating income increased $5.2 million to $461.0 million for the year ended December 31, 2018 compared to $455.7 million for the same period in 2017.

During the year ended December 31, 2018, Lamar Media recorded a $15.4 million loss on debt extinguishment related to the prepayment of its 5 7/8% Senior Subordinated Notes due 2022.  The $15.4 million loss is comprised of a cash redemption premium of

$9.8 million and a non-cash write off of unamortized deferred financing costs of approximately $5.6 million.  See “Uses of Cash” for more information.

Interest expense increased $1.3 million for the year ended December 31, 2018 to $129.7 million as compared to $128.4 million for the year ended December 31, 2017.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2017.

The increase in operating income offset by the increases in loss on extinguishment of debt and interest expense over the comparable period in 2017, resulted in a $11.0 million decrease in net income before income taxes. Lamar Media recognized $10.7 million in income tax expense for the year ended December 31, 2018. The effective tax rate for the year ended December 31, 2018 is approximately 3.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2018 of $305.6 million, as compared to net income of $318.1 million for the same period in 2017.

Reconciliations:

Because acquisitions occurring after December 31, 2016 have contributed to our net revenue results for the periods presented, we provide 2017 acquisition-adjusted net revenue, which adjusts our 2017 net revenue for the year ended December 31, 2017 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2018.

Reconciliations of 2017 reported net revenue to 2017 acquisition-adjusted net revenue for the year ended December 31, 2017 as well as a comparison of 2017 acquisition-adjusted net revenue to 2018 reported net revenue for the year ended December 31, 2018, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2018	2017
	(in thousands)
Reported net revenue	$1,627,222	$1,541,260
Acquisition net revenue	—	32,898
Adjusted totals	$1,627,222	$1,574,158

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$305,631	$318,058	$(12,427)	(3.9)%
Income tax expense	10,697	9,230	1,467
Loss on extinguishment of debt	15,429	71	15,358
Interest expense, net	129,198	128,390	808
Loss (gain) on disposition of assets	7,233	(4,664)	11,897
Depreciation and amortization	225,261	211,104	14,157
Stock-based compensation expense	29,443	9,599	19,844
Adjusted EBITDA	$722,892	$671,788	$51,104	7.6%

Adjusted EBITDA for the year ended December 31, 2018 increased 7.6% to $722.9 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization) of $65.0 million, and was partially offset by an increase in general and administrative and corporate expenses of $13.9 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2018	2017	(Decrease)	(Decrease)
Net income	$305,631	$318,058	$(12,427)	(3.9)%
Depreciation and amortization related to real estate	212,457	198,630	13,827
Loss (gain) from disposition of real estate assets and investments	8,689	(4,185)	12,874
Adjustments for unconsolidated affiliates and non-controlling interest	648	839	(191)
FFO	$527,425	$513,342	$14,083	2.7%
Straight-line income	(2,036)	(754)	(1,282)
Stock-based compensation expense	29,443	9,599	19,844
Non-cash portion of tax provision	660	804	(144)
Non-real estate related depreciation and amortization	12,804	12,474	330
Amortization of deferred financing costs	4,920	5,120	(200)
Loss on extinguishment of debt	15,429	71	15,358
Capital expenditures – maintenance	(43,108)	(43,119)	11
Adjustments for unconsolidated affiliates and non-controlling interest	(648)	(839)	191
AFFO	$544,889	$496,698	$48,191	9.7%

FFO for the year ended December 31, 2018 was $527.4 million as compared to FFO of $513.3 million for the same period in 2017. AFFO for the year ended December 31, 2018 increased 9.7% to $544.9 million as compared to $496.7 million for the same period in 2017. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization), offset by increases in general and administrative and corporate expenses (excluding the effect of stock based compensation expense).

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

FFO for the year ended December 31, 2017 was $513.3 million as compared to FFO of $476.0 million for the same period in 2016. AFFO for the year ended December 31, 2017 increased 1.5% to $496.7 million as compared to $489.3 million for the same period in 2016. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization), offset by increases in general and administrative expenses and corporate expenses (excluding the effect of stock-based compensation expense) and capitalized expenditures related to maintenance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2018, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements.

Lamar Media Corp. has variable-rate debt outstanding under its senior credit facility and its Accounts Receivable Securitization Program.  Because interest rates may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in interest rates may have on the applicable borrowings outstanding.  Increases in the interest rates applicable to these borrowings would result in increased interest expense and a reduction in the Company’s net income.

At December 31, 2018 there was approximately $1.45 billion of indebtedness outstanding under the senior credit facility and Accounts Receivable Securitization Program, or approximately 54.1% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2018 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $40.9 million, and the weighted average interest rate applicable to these borrowings during 2018 was 3.8%. Assuming that the weighted average interest rate was 200 basis points higher (that is 5.8% rather than 3.8%), then the Company’s 2018 interest expense would have increased by approximately $20.8 million for the years ended December 31, 2018.

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

Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2018, Lamar Advertising’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lamar Advertising Company:

Opinion on Internal Control Over Financial Reporting

We have audited Lamar Advertising Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.

The Company completed a business combination with Fairway Outdoor Advertising during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Fairway Outdoor Advertising’s internal controls over financial reporting associated with Fairway Outdoor Advertising’s total assets of $459.6 million and total revenues of $1.9 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal controls over financial reporting of the Company also excluded an evaluation of the internal controls over financial reporting of Fairway Outdoor Advertising.

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

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana
February 25, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lamar Advertising Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 21 to the consolidated financial statements, the Company changed its method of accounting for business combinations effective October 1, 2016, due to the adoption of FASB ASU No. 2017-01, Clarifying the Definition of a Business.

As discussed in Note 21 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition effective January 1, 2018, due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Baton Rouge, Louisiana
February 25, 2019

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2018 and 2017

(In thousands, except share and per share data)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$21,494	$115,471
Receivables, net of allowance for doubtful accounts of $11,161 and $10,055 as of 2018 and 2017, respectively	235,576	201,699
Prepaid lease and contract expenses	80,684	70,755
Other current assets	25,915	32,594
Total current assets	363,669	420,519
Property, plant and equipment (note 5)	3,525,725	3,384,723
Less accumulated depreciation and amortization	(2,230,677)	(2,170,585)
Net property, plant and equipment	1,295,048	1,214,138
Goodwill (note 6)	1,919,386	1,740,454
Intangible assets, net (note 6)	915,453	796,348
Other assets	51,085	42,886
Total assets	$4,544,641	$4,214,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$21,246	$17,961
Current maturities of long-term debt, net of deferred financing costs of $5,245 and $5,133 in 2018 and 2017, respectively (note 9)	204,120	17,664
Accrued expenses (note 8)	122,467	197,675
Deferred income	107,202	92,694
Total current liabilities	455,035	325,994
Long-term debt, net of deferred financing costs of $20,619 and $23,586 in 2018 and 2017, respectively (note 9)	2,684,568	2,539,026
Deferred income tax liabilities (note 12)	20,734	884
Asset retirement obligation (note 10)	222,989	215,089
Other liabilities	29,531	29,859
Total liabilities	3,412,857	3,110,852
Stockholders’ equity (note 14):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2018 and 2017	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized, 85,551,595 and 84,169,118 shares issued and 85,162,692 and 83,837,834 outstanding at 2018 and 2017, respectively	86	84
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2018 and 2017	14	14
Additional paid-in-capital	1,852,421	1,762,499
Accumulated comprehensive income	12	1,302
Accumulated deficit	(695,337)	(639,106)
Cost of shares held in treasury, 388,903 and 331,284 shares in 2018 and 2017, respectively	(25,412)	(21,300)
Stockholders’ equity	1,131,784	1,103,493
Total liabilities and stockholders’ equity	$4,544,641	$4,214,345

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2018, 2017 and 2016

(In thousands, except share and per share data)

	2018	2017	2016
Statements of Income
Net revenues (note 2)	$1,627,222	$1,541,260	$1,500,294
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	561,848	540,880	525,597
General and administrative expenses (exclusive of depreciation and amortization)	289,428	276,229	269,423
Corporate expenses (exclusive of depreciation and amortization)	82,896	62,344	76,366
Depreciation and amortization (note 11)	225,261	211,104	204,958
Loss (gain) on disposition of assets	7,233	(4,664)	(15,095)
	1,166,666	1,085,893	1,061,249
Operating income	460,556	455,367	439,045
Other expense (income):
Loss on extinguishment of debt	15,429	71	3,198
Interest income	(534)	(6)	(6)
Interest expense	129,732	128,396	123,688
	144,627	128,461	126,880
Income before income tax expense	315,929	326,906	312,165
Income tax expense (note 12)	10,697	9,230	13,356
Net income	305,232	317,676	298,809
Preferred stock dividends	365	365	365
Net income applicable to common stock	$304,867	$317,311	$298,444
Earnings per share:
Basic earnings per share	$3.09	$3.24	$3.07
Diluted earnings per share	$3.08	$3.23	$3.05
Cash dividends declared per share of common stock	$3.65	$3.32	$3.02
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	98,817,525	97,930,555	97,129,614
Weighted average common shares outstanding diluted	99,086,160	98,369,865	97,693,424
Statements of Comprehensive Income
Net income	$305,232	$317,676	$298,809
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1,290)	1,926	554
Comprehensive income	$303,942	$319,602	$299,363

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2018, 2017 and 2016

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2015	$—	82	15	(6,099)	1,664,038	(1,178)	(635,799)	1,021,059
Non-cash compensation	—	—	—	—	26,177	—	—	26,177
Exercise of 470,029 shares of stock options	—	1	—	—	17,151	—	—	17,152
Issuance of shares of common stock through employee purchase plan	—	—	—	—	5,930	—	—	5,930
Tax benefit related to options exercised	—	—	—	—	16	—	—	16
Purchase of 111,252 shares of treasury stock	—	—	—	(6,204)	—	—	—	(6,204)
Foreign currency translation	—	—	—	—	—	554	—	554
Net income	—	—	—	—	—	—	298,809	298,809
Dividends/distributions to common shareholders ($3.02 per common share)	—	—	—	—	—	—	(293,600)	(293,600)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2016	$—	83	15	(12,303)	1,713,312	(624)	(630,955)	1,069,528
Non-cash compensation	—	—	—	—	22,503	—	—	22,503
Exercise of 554,049 shares of stock options	—	—	—	—	20,306	—	—	20,306
Issuance of shares of common stock through employee purchase plan	—	—	—	—	6,378	—	—	6,378
Conversion of 190,280 shares of Class B common stock to Class A common stock	—	1	(1)	—	—	—	—	—
Purchase of 115,196 shares of treasury stock	—	—	—	(8,997)	—	—	—	(8,997)
Foreign currency translation	—	—	—	—	—	1,926	—	1,926
Net income	—	—	—	—	—	—	317,676	317,676
Dividends/distributions to common shareholders ($3.32 per common share)	—	—	—	—	—	—	(325,462)	(325,462)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2017	$—	84	14	(21,300)	1,762,499	1,302	(639,106)	1,103,493
Non-cash compensation	—	—	—	—	15,024	—	—	15,024
Exercise of 361,618 shares of stock options	—	1	—	—	13,432	—	—	13,433
Issuance of shares of common stock through employee purchase plan	—	—	—	—	7,115	—	—	7,115
Issuance of 576,002 shares of common stock for cash	—	1	—	—	42,069	—	—	42,070
Issuance of 163,137 shares of common stock for purchase of assets	—	—	—	—	12,282	—	—	12,282
Purchase of 57,619 shares of treasury stock	—	—	—	(4,112)	—	—	—	(4,112)
Foreign currency translation	—	—	—	—	—	(1,290)	—	(1,290)
Net income	—	—	—	—	—	—	305,232	305,232
Dividends/distributions to common shareholders ($3.65 per common share)	—	—	—	—	—	—	(361,098)	(361,098)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2018	$—	86	14	(25,412)	1,852,421	12	(695,337)	1,131,784

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$305,232	$317,676	$298,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225,261	211,104	204,958
Stock-based compensation	29,443	9,599	28,560
Amortization included in interest expense	4,920	5,120	5,333
Loss (gain) on disposition of assets and investments	7,233	(4,664)	(15,095)
Loss on extinguishment of debt	15,429	71	3,198
Deferred income tax expense (benefit)	1,538	804	(343)
Provision for doubtful accounts	7,985	6,762	6,870
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(33,292)	(17,524)	(22,677)
Prepaid expenses	(5,433)	309	1,320
Other assets	2,828	(8,410)	5,462
Increase (decrease) in:
Trade accounts payable	1,366	309	(746)
Accrued expenses	(6,292)	(9,508)	10,245
Other liabilities	8,628	(4,632)	(4,071)
Cash flows provided by operating activities	564,846	507,016	521,823
Cash flows from investing activities:
Capital expenditures	(117,638)	(109,329)	(107,612)
Acquisitions	(477,389)	(297,305)	(585,054)
Decrease in notes receivable	9	515	21
Proceeds received from property insurance claims	4,222	—	—
Proceeds from disposition of assets and investments	6,648	6,053	11,662
Cash flows used in investing activities	(584,148)	(400,066)	(680,983)
Cash flows from financing activities:
Net proceeds from issuance of common stock	62,662	26,684	23,082
Cash used for purchase of treasury shares	(4,112)	(8,997)	(6,204)
Proceeds received from revolving credit facility	563,000	495,000	483,000
Payments on revolving credit facility	(481,000)	(477,000)	(403,000)
Principal payments on long term debt	(27,328)	(16,993)	(21,118)
Proceeds received from senior credit facility term loans	599,250	450,000	300,000
Proceeds received from accounts receivable securitization program	175,000	—	—
Debt issuance costs	(7,616)	(4,941)	(9,467)
Proceeds received from note offering	—	—	400,000
Redemption of senior subordinated notes	(509,790)	—	—
Payment on senior credit facility term loans	—	(247,500)	(300,000)
Distributions to non-controlling interest	(541)	(693)	(420)
Dividends/distributions	(443,088)	(244,201)	(293,965)
Cash flows (used in) provided by financing activities	(73,563)	(28,641)	171,908
Effect of exchange rate changes in cash and cash equivalents	(1,112)	1,632	455
Net (decrease) increase in cash and cash equivalents	(93,977)	79,941	13,203
Cash and cash equivalents at beginning of period	115,471	35,530	22,327
Cash and cash equivalents at end of period	$21,494	$115,471	$35,530
Supplemental disclosures of cash flow information:
Cash paid for interest	$136,711	$123,213	$108,719
Cash paid for state and federal income taxes	$8,563	$12,640	$14,167

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Advertising Company (the Company) is engaged in the outdoor advertising business, operating approximately 156,900 billboard advertising displays in 45 states and Canada. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, the Company operates a logo sign business in 23 states throughout the United States and the province of Ontario, Canada and operates approximately 53,300 transit advertising displays in 22 states and Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising in airport terminals, on bus shelters, benches and buses in the markets it serves.

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

The Company conducts a qualitative assessment by examining relevant events and circumstances which could have a negative impact on the Company’s goodwill, which includes macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, reporting unit dispositions and acquisitions, the market capitalization of the Company and other relevant events specific to the Company. If, after assessing the totality of events or circumstances described above, the Company determines that it is more likely than not that the fair value of either of the Company's reporting units is less than its carrying amount, the Company will perform a quantitative impairment test.  If industry and economic conditions deteriorate, the Company may be required to assess goodwill impairment before the next annual test, which could result in impairment charges.

The Company performed its annual measurement for impairment of the goodwill of its reporting units and concluded the fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on December 31, 2018 and 2017; therefore, the Company was not required to recognize an impairment loss.

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

Effective October 1, 2016, the Company changed its accounting for business combinations, as further discussed in note 21 to the consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(g) Deferred Income

Deferred income consists principally of advertising revenue invoiced in advance. Deferred advertising revenue is recognized in income over the term of the contract.

(h) Revenue Recognition

The Company recognizes outdoor advertising revenue on an accrual basis ratably over the term of the contracts. Production revenue and the related expense for the advertising copy are recognized upon satisfaction of its performance obligation.

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

	2018	2017	2016
Net revenues	$8,955	$8,469	$8,051
Direct advertising expenses	$3,633	$3,603	$3,559
General and administrative expenses	$4,758	$4,332	$4,067

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

(j) Dividends/Distributions

As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). During the year ended December 31, 2018, the Company paid cash distributions of its REIT taxable income in an aggregate amount of $442,632 or $4.48 per share. The distributions paid during 2018 include distributions declared and accrued as of December 31, 2017 of $81,534 or $0.83 per share. During the year ended December 31, 2017, the Company declared distributions of $325,462 or $3.32 per share, including paid distributions of $243,928 or $2.49 per share. During the year ended 2016, the Company declared and paid distributions of its REIT taxable income of an aggregate of $293,600 or $3.02 per share. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including the financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in its existing and future debt instruments, the Company’s ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant. During the year ended December 31, 2018, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $456 or $79.75 per share, including $91, or $15.95 per share, related to distributions declared in 2017. During the years ended December 31, 2017 and 2016, the Company accrued or paid cash dividend distributions to holders of its Series AA Preferred Stock of $365 or $63.80 per share.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(k) Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. For the years ended December 31, 2018, 2017 and 2016 there were no dilutive shares excluded from the calculation.

(l) Stock Based Compensation

Compensation expense for share-based awards is recognized based on the grant date fair value of those awards. Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized during the years ended December 31, 2018, 2017, and 2016 were $29,443, $9,599 and $28,560, respectively. The $29,443 expensed during the year ended December 31, 2018 consists of (i) $3,644 related to stock options, (ii) $25,427 related to stock grants made under the Company’s performance-based stock incentive program in 2018 and (iii) $372 related to stock awards to directors. See Note 15 for information on the assumptions used to calculate the fair value of stock-based compensation.

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

(t) Reclassification of prior amounts

Certain amounts in the prior years’ consolidated balance sheet have been reclassified to conform to the current year presentation.

(2) Revenue

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The following table presents our disaggregated revenue by source including both revenues accounted for under ASC 840 and ASC 606 for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Billboard Advertising	$1,412,978	$1,340,422	$1,311,861
Logo Advertising	84,424	82,936	80,533
Transit Advertising	129,820	117,902	107,900
Net Revenues	$1,627,222	$1,541,260	$1,500,294

(3) Acquisitions

Year Ended December 31, 2018

During the twelve months ended December 31, 2018, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $489,671, net of acquired cash of $8,554. The total purchase price consisted of the issuance of 163,137 shares of its Class A common stock for $12,282 and cash of $477,389. The purchases included the acquisition of assets in five U.S markets from Fairway Outdoor Advertising (“Fairway”) on December 21, 2018 for an aggregate purchase price of $418,500.

As of December 31, 2018, our fair value allocation of the assets acquired and liabilities assumed from Fairway is considered preliminary and is subject to revision, which may result in adjustments to this allocation. We expect to finalize these amounts as soon as possible but not later than the end of 2019. In order to develop our preliminary fair values, the Company utilized asset information received from Fairway and fair value allocation benchmarks from similar completed transactions. Our preliminary allocation of Fairway includes property, plant and equipment, intangibles and goodwill of $91,173, $156,319 and $182,117, respectively.

Each of these acquisitions was accounted for under the acquisition method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition.

The following is a summary of the allocation of the acquisition costs in the above transactions, excluding the preliminary allocation of Fairway.

Total
Property, plant and equipment	$8,648
Site locations	57,105
Non-competition agreements	342
Customer lists and contracts	6,521
Asset acquisition costs	336
Current assets	1,041
Current liabilities	(355)
$73,638

Total acquired intangible assets for the year ended December 31, 2018 were $402,740, of which $182,117 was assigned to goodwill. Goodwill is not amortized for financial statement purposes, and no goodwill related to 2018 acquisitions is expected to be deductible for tax purposes. The remaining $220,623 of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $33,310 (7 year weighted average useful life) and site locations of $186,635 (15 year weighted average useful life). The aggregate amortization expense related to the 2018 acquisitions for the year ended December 31, 2018 was approximately $2,681.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The following unaudited pro forma financial information for the Company gives effect to the 2018 and 2017 acquisitions as if they had occurred on January 1, 2017. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2018	2017
	(unaudited)
Net revenues	$1,699,052	$1,647,445
Net income applicable to common stock	$299,493	$306,900
Net income per common share — basic	$3.03	$3.13
Net income per common share — diluted	$3.02	$3.12

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(4) Non-cash Financing and Investing Activities

For the year ended December 31, 2018, the Company had non-cash investing activities for the issuance of 163,137 shares of its Class A common stock related to acquisition purchases. The issuance had an approximate value of $12,282. For the years ended December 31, 2017 and 2016, the Company had $2,879 and $9,000 non-cash investing activities related to capital expenditures and acquisitions of outdoor advertising assets, respectively. During the year ended December 31, 2017, the Company had non-cash financing activity related to declared distributions of $81,625 which were paid to shareholders in January 2018. There were no significant non-cash financing activities during the years ended December 31, 2018 and 2016.

(5) Property, Plant and Equipment

Major categories of property, plant and equipment at December 31, 2018 and 2017 are as follows:

	Estimated Life (Years)	2018	2017
Land	—	$384,264	$369,690
Building and improvements	10 — 39	173,306	160,494
Advertising structures	5 — 15	2,817,170	2,704,356
Automotive and other equipment	3 — 7	150,985	150,183
		$3,525,725	$3,384,723

(6) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2018 and December 31, 2017:

	Estimated	2018		2017
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$610,376	$514,928	$586,055	$505,778
Non-competition agreements	3 — 15	65,771	64,119	65,477	63,924
Site locations	15	2,228,767	1,422,794	2,072,059	1,372,954
Other	2 — 15	45,992	33,612	45,741	30,328
		$2,950,906	$2,035,453	$2,769,332	$1,972,984
Unamortizable Intangible Assets:
Goodwill		$2,172,922	$253,536	$1,993,990	$253,536

The changes in the gross carrying amount of goodwill for the year ended December 31, 2018 are as follows:

Balance as of December 31, 2017	$1,993,990
Goodwill acquired during the year	182,117
Purchase price adjustments and other	(3,185)
Impairment losses	—
Balance as of December 31, 2018	$2,172,922

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $95,010, $85,257 and $80,864, respectively. The following is a summary of the estimated amortization expense for future years:

2019	$103,754
2020	93,200
2021	89,240
2022	84,410
2023	73,552
Thereafter	471,297
Total	$915,453

(7) Leases

The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built. The leases expire at various dates, and have varying options to renew and to cancel and may contain escalation provisions. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of December 31, 2018:

2019	$254,866
2020	$188,138
2021	$165,642
2022	$144,814
2023	$122,814
Thereafter	$819,004

Rental expense related to the Company’s operating leases was $381,890, $366,892 and $350,135 for the years ended December 31, 2018, 2017 and 2016, respectively.

(8) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2018 and 2017:

	2018	2017
Payroll	$20,667	$14,962
Interest	27,067	38,967
Insurance benefits	12,633	13,393
Accrued lease expense	36,158	37,073
Stock-based compensation	19,211	4,793
Distributions payable	—	81,625
Other	6,731	6,862
	$122,467	$197,675

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(9) Long-term Debt

Long-term debt consists of the following at December 31, 2018 and 2017:

	December 31, 2018
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,291,088	$11,576	$1,279,512
Accounts Receivable Securitization Program	175,000	1,168	173,832
5% Senior Subordinated Notes	535,000	4,104	530,896
5 3/8% Senior Notes	510,000	4,262	505,738
5 3/4% Senior Notes	400,000	4,754	395,246
Other notes with various rates and terms	3,464	—	3,464
	2,914,552	25,864	2,888,688
Less current maturities	(209,365)	(5,245)	(204,120)
Long-term debt, excluding current maturities	$2,705,187	$20,619	$2,684,568

	December 31, 2017
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$636,750	$7,689	$629,061
5 7/8% Senior Subordinated Notes	500,000	5,850	494,150
5% Senior Subordinated Notes	535,000	4,927	530,073
5 3/8% Senior Notes	510,000	4,982	505,018
5 3/4% Senior Notes	400,000	5,271	394,729
Other notes with various rates and terms	3,659	—	3,659
	2,585,409	28,719	2,556,690
Less current maturities	(22,797)	(5,133)	(17,664)
Long-term debt, excluding current maturities	$2,562,612	$23,586	$2,539,026

Long-term debt contractual maturities are as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2019	$34,365	$5,245	$29,120
2020	$56,881	$5,368	$51,513
2021	$248,773	$5,498	$243,275
2022	$556,256	$4,064	$552,192
2023	$541,275	$2,900	$538,375
Later years	$1,477,002	$2,789	$1,474,213

Senior Credit Facility

Lamar Media’s Third Amended and Restated Credit Agreement dated as of May 15, 2017 (as amended, the “senior credit facility”) originally consisted of (i) a $450,000 senior secured revolving credit facility which will mature on May 15, 2022 (the “revolving credit facility”), (ii) a $450,000 Term A loan facility (the “Term A loans”)  which will mature on May 15, 2022, and (iii) an incremental facility pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to pro forma compliance with the secured debt ratio financial maintenance covenant (the “Incremental Facility”). Lamar Media borrowed all $450,000 in Term A loans on May 15, 2017.  The net proceeds of the Term A loans, together with borrowing under the

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

revolving portion of senior credit facility and cash on hand, were used to repay all outstanding amounts under the existing senior credit facility, and all revolving commitments under that facility were terminated.

On March 16, 2018, Lamar Media entered into Amendment No. 1 to the Third Amended and Restated Credit Agreement dated May 15, 2017, which amended the existing senior credit facility to establish a new $600,000 Term B Loan Facility (the “Term B loan”), which will mature on March 16, 2025.  Lamar Media borrowed the full amount of the Term B loan on March 16, 2018.  The proceeds from the Term B loan, together with available cash on hand were used to redeem in full Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.

As of December 31, 2018, the senior credit facility consisted of (i) the revolving credit facility, (ii) the Term A loans, (iii) the Term B loans and (iv) the Incremental Facility.

The Term A loans mature on May 15, 2022 and the Term B loans mature on March 16, 2025.  The remaining quarterly installments are scheduled to be paid on each March 31, June 30, September 30 and December 31 as follows:

Principal Payment Date	Term A	Term B
March 31, 2019-June 30, 2019	$5,625	$1,500
September 30, 2019-June 30, 2020	$8,438	$1,500
September 30, 2020-March 31, 2022	$16,875	$1,500
Term A Loan Maturity May 15, 2022	$253,125	$—
June 30, 2022-December 31, 2024	$—	$1,500
Term B Loan Maturity March 16, 2025	$—	$559,500

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

As of December 31, 2018, there was $280,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $13,183 letters of credit outstanding as of December 31, 2018 resulting in $156,817 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on May 15, 2022.

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

Accounts Receivable Securitization Program

On December 18, 2018 Lamar Media entered into a $175,000 Receivable Financing Agreement (the “AR Program”) with its wholly-owned special purpose entities, Lamar QRS Receivables, LLC and Lamar TRS Receivables, LLC (the “Special Purpose Subsidiaries”) maturing on December 17, 2021.  The AR Program is limited to the availability of eligible accounts receivable collateralizing the borrowings under the agreements governing the AR Program.

Pursuant to two separate Purchase and Sale Agreements dated December 18, 2018, each of which is among Lamar Media as initial Servicer, certain of Lamar Media’s subsidiaries and a Special Purpose Subsidiary, the subsidiaries sold substantially all of their existing and future accounts receivable balances to the Special Purpose Subsidiaries. The Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans pursuant to the AR Program. Lamar Media retains the responsibility of servicing the accounts receivable balances pledged as collateral under the AR Program and provides a performance guaranty.

As of December 31, 2018 there was $175,000 outstanding on the AR Program bearing interest at approximately 3.4%. Proceeds from the AR Program were used primarily to repay outstanding amounts under our revolving credit facility. The commitment fee based on the amount of unused commitments under the AR Program was immaterial in 2018.

The AR Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and the borrowings are presented as liabilities on our Consolidated Balance Sheets, (ii) our Consolidated Statements of Income and Comprehensive Income reflect the associated charges for bad debt expense (a component of general and administrative expenses) related to the pledged accounts receivable and interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows.

5 7/8% Senior Subordinated Notes

On February 9, 2012, Lamar Media completed an institutional private placement of $500,000 aggregate principal amount of 5 7/8% Senior Subordinated Notes, due 2022 (the “5 7/8% Senior Subordinated Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $489,000. The Company used the proceeds from the Term B loans to redeem all of the 5 7/8% Notes on March 19, 2018 at a redemption price of 101.958% of the aggregate principal amount of the outstanding 5 7/8% Notes, plus accrued and unpaid interest up to but not including the redemption date. In conjunction with the redemption the Company recorded a loss on debt extinguishment of $15,429, of which $9,790 was cash, for the year ended December 31, 2018.

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

(10) Asset Retirement Obligation

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2016	$210,889
Additions to asset retirement obligations	4,003
Accretion expense	4,236
Liabilities settled	(4,039)
Balance at December 31, 2017	$215,089
Additions to asset retirement obligations	7,583
Accretion expense	4,404
Liabilities settled	(4,087)
Balance at December 31, 2018	$222,989

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(11) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Income are:

	Year Ended December 31,
	2018	2017	2016
Direct expenses	$212,585	$196,107	$191,169
General and administrative expenses	4,134	4,151	3,650
Corporate expenses	8,542	10,846	10,139
	$225,261	$211,104	$204,958

(12) Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law, making significant changes to the Internal Revenue Code.  As a result of the TCJA, a tax benefit of $3,372 and $466 was recorded to current tax expense and deferred tax expense, respectively, for the year ended December 31, 2017.

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2018:
U.S. federal	$4,952	$435	$5,387
State and local	2,615	(123)	2,492
Foreign	1,592	1,226	2,818
	$9,159	$1,538	$10,697
Year ended December 31, 2017:
U.S. federal	$4,174	$359	$4,533
State and local	2,706	(170)	2,536
Foreign	1,546	615	2,161
	$8,426	$804	$9,230
Year ended December 31, 2016:
U.S. federal	$9,518	$(935)	$8,583
State and local	2,681	(6)	2,675
Foreign	1,500	598	2,098
	$13,699	$(343)	$13,356

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

 As of December 31, 2018 and 2017, the Company had income taxes (payable) receivable of $(458) and $3,106, respectively.

The U.S. and foreign components of earnings before income taxes are as follows:

	2018	2017	2016
U.S.	$317,695	$332,607	$313,429
Foreign	(1,766)	(5,701)	(1,264)
Total	$315,929	$326,906	$312,165

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 21 percent to income before taxes for the 2018 tax year and 35 percent for the 2017 and 2016 tax years, is as follows:

	2018	2017	2016
Income tax expense at U.S. federal statutory rate	$66,345	$114,417	$109,257
Tax adjustment related to REIT(a)	(63,669)	(109,294)	(101,868)
State and local income taxes, net of federal income tax benefit	1,461	1,193	1,481
Book expenses not deductible for tax purposes	1,926	2,635	2,465
Stock-based compensation	1,090	(121)	169
Valuation allowance(b)	3,813	3,953	2,340
Rate change(c)	(80)	(466)	(19)
Undistributed earnings of foreign subsidiaries(d)	(393)	1,363	—
Minimum tax credit refundable(e)	—	(4,108)	—
Other differences, net(f)	204	(342)	(469)
Income tax expense	$10,697	$9,230	$13,356

(a)	Includes dividend paid deduction of $69,818, $110,442 and $102,888 for the tax years ended December 31, 2018, 2017 and 2016, respectively.
(b)

For the years ended December 31, 2018, 2017 and 2016, a non-cash valuation allowance of $3,813, $3,953 and $2,340, respectively, was recorded to income tax expense due to our limited ability to utilize Puerto Rico deferred tax assets in future years.

(c)

Under the TCJA, the U.S. corporate income tax rate was lowered from 35% to 21%.  As a result, a non-cash benefit of $466 to income tax expense was recorded for the reduction of the U.S. net deferred tax liability for the year ended December 31, 2017.

(d)

In periods prior to December 31, 2017, the undistributed earnings of our Canadian subsidiaries were designated as permanently reinvested.  As of December 31, 2017, however, management did not assert that the undistributed earnings of our Canadian subsidiaries will be permanently reinvested.  For the years ended December 31, 2018 and 2017, we recognized a deferred tax (benefit) charge of $(393) and $1,363, respectively, for future foreign withholding taxes related to undistributed earnings.

(e)

Under the TCJA, the corporate alternative minimum tax was repealed and any minimum tax carryforwards not utilized become fully refundable in 2021.  The Company does not expect to utilize its minimum tax credit carryforward. As a result, a cash benefit of $4,108 to income tax expense was recorded for the year ended December 31, 2017.

(f)

Upon enactment, the TCJA includes a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, net of foreign tax credits. As a result, a cash charge of $736 to income tax expense was recorded for the year ended December 31, 2017.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$654	$709
Accrued liabilities not deducted for tax purposes	7,022	3,648
Asset retirement obligation	—	124
Net operating loss carry forwards	34,716	18,617
Tax credit carry forwards	320	153
Charitable contributions carry forward	47	7
Property, plant and equipment	—	2,300
Investment in partnerships	—	240
Gross deferred tax assets	42,759	25,798
Less: valuation allowance	(23,934)	(20,120)
Net deferred tax assets	18,825	5,678
Deferred tax liabilities:
Intangibles	(6,565)	(5,199)
Investment in partnerships	(31,746)	—
Property, plant and equipment	(366)	—
Undistributed earnings of foreign subsidiaries	(882)	(1,363)
Gross deferred tax liabilities	(39,559)	(6,562)
Net deferred tax liabilities	$(20,734)	$(884)

As of December 31, 2018, we have approximately $285,126 of U.S. net operating loss carry forwards to offset future taxable income. Of this amount, $63,716 is subject to Internal Revenue Code §382 limitation but will be available to be fully utilized by no later than 2032. These carry forwards expire between 2029 through 2032. In addition, we have $4,799 of various credits available to offset future U.S. federal income tax. Under the TCJA, the corporate alternative minimum tax was repealed and any minimum tax credit carryforwards not utilized become fully refundable in 2021. We do not expect to utilize our minimum tax credit of $4,108 before 2021.

As of December 31, 2018 we have approximately $724,635 of state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $190 of various credits available to offset future state income tax. There was no valuation allowance related to state net operating loss carry forwards as of December 31, 2018 and 2017. There were no net changes in the total state valuation allowance for the years ended December 31, 2018 and 2017.

During 2018, we generated $7,377 of Puerto Rico net operating losses. As of December 31, 2018, we had approximately $51,642 of Puerto Rico net operating loss carry forwards before valuation allowances. These Puerto Rico net operating losses are available to offset future taxable income. These carry forwards expire between 2019 and 2028. In addition, we have $153 of alternative minimum tax credits available to offset future Puerto Rico income tax.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings, the Company will not generate the minimum amount of future taxable income to support the realization of the deferred tax assets. As a result, management has determined that a valuation allowance related to Puerto Rico net operating loss carry forwards and other deferred tax assets is necessary. The valuation allowance for these deferred tax assets as of December 31, 2018 and 2017 was $23,934 and $20,120, respectively. The net change in the total valuation allowance for the years ended December 31, 2018 and 2017 was an increase of $3,814 and $3,953, respectively. The amount of the deferred tax asset

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry forward period increase.

As of December 31, 2018, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $22,528. Management does not designate these earnings as permanently reinvested and has recognized a deferred tax liability of approximately $882 related to foreign withholding taxes on these earnings. We have recognized a current year tax expense of $234 related to 2018 earnings and a tax benefit of $(635) related to prior year earnings repatriated in 2018.

Under ASC 740 Income Taxes, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2016	$772
Additions for tax positions related to current year	1,122
Additions for tax positions related to prior years	173
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	—
Settlements	—
Balance as of December 31, 2017	$2,067
Additions for tax positions related to current year	932
Additions for tax positions related to prior years	238
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(30)
Settlements	—
Balance as of December 31, 2018	$3,207

Included in the balance of unrecognized benefits at December 31, 2018 is $3,207 of tax benefits that, if recognized in future periods, would impact our effective tax rate. During the years ended December 31, 2018 and 2017, we recognized interest and penalties of $411 and $213, respectively, as a component of income tax expense in connection with our liabilities related to uncertain tax positions.

Within the next twelve months, we expect to decrease our unrecognized tax benefits by approximately $112 as a result of the expiration of statute of limitations.

We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years prior to 2013, or for any U.S. state income tax audit prior to 2010. The Internal Revenue Service has completed a review of the 2013 income tax return. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2015 and 2014, respectively.

(13) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.

The Company had receivables from employees of $80 at December 31, 2018. There were no receivables from employees at December 31, 2017. These receivables are primarily relocation loans for employees. The Company does not have any receivables from its current executive officers.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(14) Stockholders’ Equity

On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock, which shares were subsequently exchanged on a one for one basis in the REIT conversion. The Series AA preferred stock ranks senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock is entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2018 was $3,649. The Series AA preferred stock is entitled to one vote per share.

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

On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and SunTrust Robinson Humphrey, Inc. as its sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”). Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $0.001 per share (the “Class A Common Stock”), having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals. As of December 31, 2018, 576,002 shares of our Class A Common Stock have been sold under the Sales Agreement and accordingly $357,885 remains available to be sold under the Sales Agreement.

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

On August 6, 2018, the Company filed an automatically effective shelf registration statement that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock. As of December 31, 2018, the Company issued 163,137 shares of its Class A common stock in connection with acquisitions occurring during the period. The Company filed a prospectus supplement to the shelf registration statement relating to the offer and resale of such shares of Class A common stock.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(15) Stock Compensation Plans

Equity Incentive Plan. Lamar’s 1996 Equity Incentive Plan, as amended, (the “1996 Plan”) has reserved 15.5 million shares of common stock for issuance to directors and employees, including options granted and common stock reserved for issuance under its performance-based incentive program. Options granted under the 1996 Plan expire ten years from the grant date with vesting terms ranging from three to five years which primarily includes 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market on the date of grant.

In February 2013, the 1996 Plan was amended to eliminate the provision that limited the amount of Class A common stock, including shares retained from an award, that could be withheld to satisfy tax withholding obligations to the minimum tax obligations required by law (except with respect to option awards). In accordance with ASC 718, Compensation – Stock Compensation, the Company is required to classify the awards affected by the amendment as liability-classified awards at fair value each period prior to their settlement. As of December 31, 2018 and 2017, the Company recorded a liability, in accrued expenses, of $19,211 and $4,793, respectively, related to its equity incentive awards affected by this amendment.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2018	5%	46%	2%	6
2017	5%	45%	2%	6
2016	5%	45%	2%	6

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Information regarding the 1996 Plan for the year ended December 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, beginning of year	1,099,877	$44.00
Granted	104,000	67.21
Exercised	(361,618)	37.15
Forfeited	(5,400)	73.56
Expired	—	—
Outstanding, end of year	836,859	49.65	5.34
Exercisable at end of year	650,359	44.59	4.43

At December 31, 2018 there was $2,837 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 1.77 years.

Shares available for future stock option and restricted share grants to employees and directors under existing plans were 975,215 at December 31, 2018. The aggregate intrinsic value of options outstanding as of December 31, 2018 was $16,821, and the aggregate intrinsic value of options exercisable was $16,143. Total intrinsic value of options exercised was $12,378 for the year ended December 31, 2018.

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

The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 83,838 shares on January 1, 2018 pursuant to the automatic increase provisions of the 2009 ESPP. The following is a summary of 2009 ESPP share activity for the year ended December 31, 2018:

Shares
Available for future purchases, January 1, 2018	225,418
Additional shares reserved under 2009 ESPP	83,838
Purchases	(126,012)
Available for future purchases, December 31, 2018	183,244

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers and employees under our 1996 Plan based on certain Company performance measures for fiscal 2018. The number of shares to be issued, if any, are dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2018 results and were issued in the first quarter of 2019. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. Based on the Company’s performance measures achieved through December 31, 2018, the Company has accrued $18,929 as compensation expense related to these agreements.

(16) Benefit Plans

The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

December 31, 2018, the Company maintained $8,091 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.

Savings and Profit Sharing Plan

The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company has the option to match 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company matched contributions of $4,966, $4,715 and $4,545 for the years ended December 31, 2018, 2017 and 2016, respectively.

Deferred Compensation Plan

The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers that have attained the age of 30 and have a minimum of 10 years of service to the Company and satisfy additional eligibility guidelines are eligible for annual contributions to the plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. For the years ended December 31, 2018, 2017 and 2016, the Company contributed $1,585, $1,526 and $1,487, respectively.

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

(17) Commitment and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

(18) Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of December 31, 2018 and December 31, 2017, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $3,156,061 and $2,975,593, respectively.

As of December 31, 2018, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of December 31, 2018, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 6.5 to 1 and (ii) the secured debt ratio does not exceed 3.5 to 1. As of December 31, 2018, the total debt ratio was less than 6.5 to 1 and Lamar Media’s secured debt ratio was less than 3.5 to 1, and the available cumulative credit was $1,906,541.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(19) Fair Value of Financial Instruments

At December 31, 2018 and 2017, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and initial recognition of asset retirement obligations are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,904,851, which is less than both the gross and carrying amount of $2,914,552 as of December 31, 2018. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

(20) Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $35,146, $33,424 and $32,669 for the years ended December 31, 2018, 2017 and 2016, respectively. Net carrying value of long lived assets located in foreign countries totaled $2,387 and $3,571 as of December 31, 2018 and 2017, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

(21) New Accounting Pronouncements

Revenue

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (Codified as ASC 606), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted the provisions of ASC 606 on January 1, 2018 using the cumulative effect transition method. The Company did not have an adjustment to its opening balance of retained earnings for the adoption of this update.

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also expect to elect the use of hindsight and the practical expedient pertaining to land easements. We expect to elect all of the new standard’s available transition practical expedients.

We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

liabilities on our balance sheet for our billboard, logo, building and vehicle operating leases; (2) reclassification within our balance sheet of current asset prepaid operating lease balances to be a reduction of our lease liabilities and; (3) providing significant new disclosures about our leasing activities.

On adoption, we currently expect to recognize additional operating liabilities exceeding $1.1 billion, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for our existing operating leases.

The new standard also provides practical expedients for a company’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for our vehicle leases. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities. This includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

Other recently released pronouncements

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the definition of a business.  The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses.  The update is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  Early adoption is allowed for transactions in which the acquisition date occurs before the issuance date or effective date of the amendment, but only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company adopted the update for transactions that occurred on or after October 1, 2016. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The update simplifies how a company completes its goodwill impairment test by eliminating the two-step process, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. The update requires completing the goodwill impairment test by comparing the difference between the reporting unit’s carrying value and fair value.  Goodwill charges, if any, would be determined by reducing the goodwill balance by the excess of the reporting unit’s carrying value over its fair value.  The update is effective for annual and interim fiscal periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on or after January 1, 2017.  The Company adopted this update beginning with its December 31, 2017 goodwill impairment test.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808). The update is to clarify when certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 and when the collaborative arrangement participant is a customer in the context of a unit of account. The update also adds unit-of-account guidance in Topic 808 and requires that a collaborative arrangement participant that is not directly related to sales to a third party, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The update is effective for annual and interim fiscal periods beginning after December 15, 2019 with early adoption permitted.  The Company does not believe this update will have a material effect on the Company’s consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(22) Quarterly Financial Data (Unaudited)

The tables below represent the balances for the selected quarterly financial data of the Company for each reporting period in the years ended December 31, 2018 and 2017.

	Year 2018 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$361,026	$419,800	$418,498	$427,898
Net revenues less direct advertising expenses	$222,733	$279,016	$277,799	$285,826
Net income applicable to common stock	$14,961	$100,340	$93,965	$95,601
Net income per common share basic	$0.15	$1.02	$0.95	$0.97
Net income per common share diluted	$0.15	$1.02	$0.95	$0.96

	Year 2017 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$346,362	$397,078	$399,345	$398,475
Net revenues less direct advertising expenses	$214,518	$262,003	$264,368	$259,491
Net income applicable to common stock	$41,696	$92,303	$96,240	$87,072
Net income per common share basic	$0.43	$0.94	$0.98	$0.89
Net income per common share diluted	$0.42	$0.94	$0.98	$0.89

(23) Divestiture of Assets

On April 16, 2018 the Company sold its assets in Puerto Rico for $3,000 in cash and non-cash consideration consisting of a note receivable for $9,250 due April 2024. The Company recorded a loss on the sale of $7,809 for the year ended December 31, 2018.

(24) Subsequent Events

On January 17, 2019, Lamar Media entered into an incremental amendment to the senior credit facility to include $100,000 in additional revolving commitments, thereby increasing the total borrowing capacity under the revolving credit facility to $550,000.

On February 1, 2019, Lamar Media issued $250,000 in aggregate principle amount of 5 3/4% Senior Notes due 2026 through an institutional private placement (the “New Notes”).  The New Notes were issued as additional notes to the existing $400,000 aggregate principal amount of 5 3/4% Senior Notes due 2026 that Lamar issued on January 28, 2016 (the “Existing Notes”).  Other than with respect to the date of issuance, issue price and CUSIP number, the New Notes have the same terms as the Existing Notes.  Once the New Notes are registered under the Securities Act and exchanged for exchange notes or become freely tradable under Rule 144, Lamar Media expects that the New Notes and the Existing Notes will share a single CUSIP number and thereafter be fungible.  The net proceeds after underwriting fees and expenses, was approximately $251,500 and were used to repay a portion of the borrowings outstanding under the revolving credit facility.

SCHEDULE II

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2018
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$10,055	8,472	7,366	$11,161
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$20,120	3,814	—	$23,934
Year ended December 31, 2017
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$9,356	6,762	6,063	$10,055
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$16,167	3,953	—	$20,120
Year ended December 31, 2016
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$8,984	6,870	6,498	$9,356
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$13,827	2,340	—	$16,167

SCHEDULE III

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Schedule of Real Estate and Accumulated Depreciation

December 31, 2018, 2017 and 2016

(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
359,138 Displays	—	—	$3,201,434	$(2,082,335)	Various	Various	5 to 20 years

(1)	No single asset exceeded 5% of the total gross carrying amount at December 31, 2018
(2)	This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)	Includes sites under construction

The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31,	December 31,	December 31,
	2018	2017	2016
Gross real estate assets:
Balance at the beginning of the year	$3,074,046	$2,998,540	$2,856,243
Capital expenditures on new advertising displays(4)	54,151	49,946	50,799
Capital expenditures on improvements/redevelopments of existing advertising displays	12,781	6,265	12,031
Capital expenditures other recurring	34,758	32,523	26,254
Land acquisitions(6)	15,368	14,904	30,283
Acquisition of advertising displays(5) (6)	82,617	32,109	69,821
Assets sold or written-off	(70,494)	(61,306)	(47,317)
Foreign exchange	(1,793)	1,065	426
Balance at the end of the year	$3,201,434	$3,074,046	$2,998,540
Accumulated depreciation:
Balance at the beginning of the year	$2,025,251	$1,973,958	$1,910,860
Depreciation	106,700	102,494	100,197
Assets sold or written-off	(48,488)	(51,976)	(37,373)
Foreign exchange	(1,128)	775	274
Balance at the end of the year	$2,082,335	$2,025,251	$1,973,958

(4)	Includes non-cash amounts of $446, $921 and $379 at December 31, 2018, 2017 and 2016, respectively
(5)	Includes non-cash amounts of $7,199, $3,043 and $4,623 at December 31, 2018, 2017 and 2016, respectively
(6)	Includes preliminary allocation of assets acquired from Fairway at December 31, 2018

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

To the Stockholders and Board of Directors
Lamar Media Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Lamar Media Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.

The Company completed a business combination with Fairway Outdoor Advertising during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Fairway Outdoor Advertising’s internal controls over financial reporting associated with Fairway Outdoor Advertising’s total assets of $459.6 million and total revenues of $1.9 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal controls over financial reporting of the Company also excluded an evaluation of the internal controls over financial reporting of Fairway Outdoor Advertising.

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

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana
February 25, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lamar Media Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 21 to the consolidated financial statements, the Company changed its method of accounting for business combinations effective October 1, 2016, due to the adoption of FASB ASU No. 2017-01, Clarifying the Definition of a Business.

As discussed in Note 21 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition effective January 1, 2018, due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Baton Rouge, Louisiana
February 25, 2019

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2018 and 2017

(In thousands, except share and per share data)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$20,994	$114,971
Receivables, net of allowance for doubtful accounts of $11,161 and $10,055 as of 2018 and 2017, respectively	235,576	201,699
Prepaid lease and contract expenses	80,684	70,755
Other current assets	25,915	32,594
Total current assets	363,169	420,019
Property, plant and equipment	3,525,725	3,384,723
Less accumulated depreciation and amortization	(2,230,677)	(2,170,585)
Net property, plant and equipment	1,295,048	1,214,138
Goodwill (note 3)	1,909,235	1,730,303
Intangible assets, net (note 3)	914,984	795,879
Other assets	45,450	37,603
Total assets	$4,527,886	$4,197,942
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$21,246	$17,961
Current maturities of long-term debt, net of deferred financing costs of $5,245 and $5,133 in 2018 and 2017, respectively (note 5)	204,120	17,664
Accrued expenses (note 4)	117,300	193,667
Deferred income	107,202	92,694
Total current liabilities	449,868	321,986
Long-term debt, net of deferred financing costs of $20,619 and $23,586 in 2018 and 2017, respectively (note 5)	2,684,568	2,539,026
Deferred income tax liabilities (note 6)	20,734	884
Asset retirement obligation	222,989	215,089
Other liabilities	29,531	29,859
Total liabilities	3,407,690	3,106,844
Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2018 and 2017	—	—
Additional paid-in-capital	2,922,907	2,832,940
Accumulated comprehensive income	12	1,302
Accumulated deficit	(1,802,723)	(1,743,144)
Stockholder’s equity	1,120,196	1,091,098
Total liabilities and stockholder’s equity	$4,527,886	$4,197,942

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	2018	2017	2016
Statements of Income
Net revenues	$1,627,222	$1,541,260	$1,500,294
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	561,848	540,880	525,597
General and administrative expenses (exclusive of depreciation and amortization)	289,428	276,229	269,423
Corporate expenses (exclusive of depreciation and amortization)	82,497	61,962	75,994
Depreciation and amortization	225,261	211,104	204,958
Loss (gain) on disposition of assets	7,233	(4,664)	(15,095)
	1,166,267	1,085,511	1,060,877
Operating income	460,955	455,749	439,417
Other expense (income):
Loss on extinguishment of debt	15,429	71	3,198
Interest income	(534)	(6)	(6)
Interest expense	129,732	128,396	123,688
	144,627	128,461	126,880
Income before income tax expense	316,328	327,288	312,537
Income tax expense (note 6)	10,697	9,230	13,356
Net income	$305,631	$318,058	$299,181
Statements of Comprehensive Income
Net income	$305,631	$318,058	$299,181
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1,290)	1,926	554
Comprehensive income	$304,341	$319,984	$299,735

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

Years Ended December 31, 2018, 2017 and 2016

(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2015	$—	2,734,479	(1,178)	(1,726,120)	1,007,181
Contribution from parent	—	49,274	—	—	49,274
Foreign currency translations	—	—	554	—	554
Net income	—	—	—	299,181	299,181
Dividend to parent	—	—	—	(299,804)	(299,804)
Balance, December 31, 2016	$—	2,783,753	(624)	(1,726,743)	1,056,386
Contribution from parent	—	49,187	—	—	49,187
Foreign currency translations	—	—	1,926	—	1,926
Net income	—	—	—	318,058	318,058
Dividend to parent	—	—	—	(334,459)	(334,459)
Balance, December 31, 2017	$—	2,832,940	1,302	(1,743,144)	1,091,098
Contribution from parent	—	89,967	—	—	89,967
Foreign currency translations	—	—	(1,290)	—	(1,290)
Net income	—	—	—	305,631	305,631
Dividend to parent	—	—	—	(365,210)	(365,210)
Balance, December 31, 2018	$—	2,922,907	12	(1,802,723)	1,120,196

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$305,631	$318,058	$299,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225,261	211,104	204,958
Non-cash compensation	29,443	9,599	28,560
Amortization included in interest expense	4,920	5,120	5,333
Loss (gain) on disposition of assets and investments	7,233	(4,664)	(15,095)
Loss on extinguishment of debt	15,429	71	3,198
Deferred income tax expense (benefit)	1,538	804	(343)
Provision for doubtful accounts	7,985	6,762	6,870
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(33,292)	(17,524)	(22,677)
Prepaid expenses	(5,433)	309	1,320
Other assets	3,270	(8,410)	5,462
Increase (decrease) in:
Trade accounts payable	1,366	309	(746)
Accrued expenses	(6,292)	(9,416)	10,245
Other liabilities	(19,974)	(27,882)	(31,000)
Cash flows provided by operating activities	537,085	484,240	495,266
Cash flows from investing activities:
Capital expenditures	(117,638)	(109,329)	(107,612)
Acquisitions	(477,389)	(297,305)	(585,054)
Decrease in notes receivable	9	515	21
Proceeds received from property insurance claims	4,222	—	—
Proceeds from disposition of assets and investments	6,648	6,053	11,662
Cash flows used in investing activities	(584,148)	(400,066)	(680,983)
Cash flows from financing activities:
Proceeds received from revolving credit facility	563,000	495,000	483,000
Payments on revolving credit facility	(481,000)	(477,000)	(403,000)
Principal payments on long-term debt	(27,328)	(16,993)	(21,118)
Proceeds received from senior credit facility term loans	599,250	450,000	300,000
Proceeds received from accounts receivable securitization program	175,000	—	—
Debt issuance costs	(7,616)	(4,941)	(9,467)
Proceeds received from note offering	—	—	400,000
Redemption on senior subordinated notes	(509,790)	—	—
Payment on senior credit facility term loans	—	(247,500)	(300,000)
Distributions to non-controlling interest	(541)	(693)	(420)
Dividends to parent	(446,744)	(252,925)	(299,804)
Contributions from parent	89,967	49,187	49,274
Cash flows (used in) provided by financing activities	(45,802)	(5,865)	198,465
Effect of exchange rate changes in cash and cash equivalents	(1,112)	1,632	455
Net (decrease) increase in cash and cash equivalents	(93,977)	79,941	13,203
Cash and cash equivalents at beginning of period	114,971	35,030	21,827
Cash and cash equivalents at end of period	$20,994	$114,971	$35,030
Supplemental disclosures of cash flow information:
Cash paid for interest	$136,711	$123,213	$108,719
Cash paid for state and federal income taxes	$8,563	$12,640	$14,167

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Media Corp. (“Lamar Media”) is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media is engaged in the outdoor advertising business operating approximately 156,900 outdoor advertising displays in 45 states and Canada. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

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

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 3, 5, 7, 10, 11, 13, 14, 15, 16, 17, 18, 19, 20, 21, 23 and 24 and portions of note 1 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this filing are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.

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

(2) Non-cash Financing and Investing Activities

There were no significant non-cash investing activities for Lamar Media during the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, the Company had non-cash investing activities of $2,879 and $9,000 related to capital expenditures and acquisitions of outdoor advertising assets. During the year ended December 31, 2017, Lamar Media had non-cash financing activities related to dividends to Lamar Advertising Company of $81,534 which were paid in January 2018. There were no significant non-cash financing activities during the years ended December 31, 2018 and 2016.

(3) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2018 and December 31, 2017:

	Estimated	2018		2017
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7—10	$610,376	$514,928	$586,055	$505,778
Non-competition agreement	3—15	65,771	64,119	65,477	63,924
Site locations	15	2,228,767	1,422,794	2,072,059	1,372,954
Other	2—15	45,446	33,535	45,195	30,251
		$2,950,360	$2,035,376	$2,768,786	$1,972,907
Unamortizable Intangible Assets:
Goodwill		$2,161,902	$252,667	$1,982,970	$252,667

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The changes in the gross carrying amount of goodwill for the year ended December 31, 2018 are as follows:

Balance as of December 31, 2017	$1,982,970
Goodwill acquired during the year	182,117
Purchase price adjustments and other	(3,185)
Impairment losses	—
Balance as of December 31, 2018	$2,161,902

(4) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2018 and 2017:

	2018	2017
Payroll	$20,667	$14,962
Interest	27,067	38,967
Accrued lease expense	36,158	37,073
Stock-based compensation	19,211	4,793
Dividend to parent payable	—	81,534
Other	14,197	16,338
	$117,300	$193,667

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(5) Long-term Debt

Long-term debt consists of the following at December 31, 2018 and 2017:

	December 31, 2018
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,291,088	$11,576	$1,279,512
Accounts Receivable Securitization Program	175,000	1,168	173,832
5% Senior Subordinated Notes	535,000	4,104	530,896
5 3/8% Senior Notes	510,000	4,262	505,738
5 3/4% Senior Notes	400,000	4,754	395,246
Other notes with various rates and terms	3,464	—	3,464
	2,914,552	25,864	2,888,688
Less current maturities	(209,365)	(5,245)	(204,120)
Long-term debt, excluding current maturities	$2,705,187	$20,619	$2,684,568

	December 31, 2017
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$636,750	$7,689	$629,061
5 7/8% Senior Subordinated Notes	500,000	5,850	494,150
5% Senior Subordinated Notes	535,000	4,927	530,073
5 3/8% Senior Notes	510,000	4,982	505,018
5 3/4% Senior Notes	400,000	5,271	394,729
Other notes with various rates and terms	3,659	—	3,659
	2,585,409	28,719	2,556,690
Less current maturities	(22,797)	(5,133)	(17,664)
Long-term debt, excluding current maturities	$2,562,612	$23,586	$2,539,026

Long-term debt contractual maturities are as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2019	$34,365	$5,245	$29,120
2020	$56,881	$5,368	$51,513
2021	$248,773	$5,498	$243,275
2022	$556,256	$4,064	$552,192
2023	$541,275	$2,900	$538,375
Later years	$1,477,002	$2,789	$1,474,213

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(6) Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law, making significant changes to the Internal Revenue Code. As a result of the TCJA, a tax benefit of $3,372 and $466 was recorded to current tax expense and deferred tax expense, respectively, for the year ended December 31, 2017.

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2018:
U.S. federal	$4,952	$435	$5,387
State and local	2,615	(123)	2,492
Foreign	1,592	1,226	2,818
	$9,159	$1,538	$10,697
Year ended December 31, 2017:
U.S. federal	$4,174	$359	$4,533
State and local	2,706	(170)	2,536
Foreign	1,546	615	2,161
	$8,426	$804	$9,230
Year ended December 31, 2016:
U.S. federal	$9,518	$(935)	$8,583
State and local	2,681	(6)	2,675
Foreign	1,500	598	2,098
	$13,699	$(343)	$13,356

 As of December 31, 2018 and 2017, the Company had income taxes (payable) receivable of $(458) and $3,106, respectively, included in accrued expenses.

The U.S. and foreign components of earnings before income taxes are as follows:

	2018	2017	2016
U.S.	$318,094	$332,989	$313,801
Foreign	(1,766)	(5,701)	(1,264)
Total	$316,328	$327,288	$312,537

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 21 percent to income before taxes for the 2018 tax year and 35 percent for the 2017 and 2016 tax years, is as follows:

	2018	2017	2016
Income tax expense at U.S. federal statutory rate	$66,429	$114,551	$109,388
Tax adjustment related to REIT(a)	(63,753)	(109,294)	(101,999)
State and local income taxes, net of federal income tax benefit	1,461	1,193	1,481
Book expenses not deductible for tax purposes	1,926	2,635	2,465
Stock-based compensation	1,090	(121)	169
Valuation allowance(b)	3,813	3,953	2,340
Rate Change(c)	(80)	(466)	(19)
Undistributed earnings of foreign subsidiaries(d)	(393)	1,363	—
Minimum tax credit refundable(e)	—	(4,108)	—
Other differences, net(f)	204	(476)	(469)
Income tax expense	$10,697	$9,230	$13,356

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(a)	Includes dividend paid deduction of $69,902, $110,824 and $102,888 for the tax years ended December 31, 2018, 2017 and 2016, respectively.
(b)

For the years ended December 31, 2018, 2017 and 2016, a non-cash valuation allowance of $3,813, $3,953 and $2,340, respectively, was recorded to income tax expense due to our limited ability to utilize Puerto Rico deferred tax assets in future years.

(c)

Under the TCJA, the U.S. corporate income tax rate was lowered from 35% to 21%.  As a result, a non-cash benefit of $466 to income tax expense was recorded for the reduction of the U.S. net deferred tax liability for the year ended December 31, 2017.

(d)

In periods prior to December 31, 2017, the undistributed earnings of our Canadian subsidiaries were designated as permanently reinvested.  As of December 31, 2017, however, management did not assert that the undistributed earnings of our Canadian subsidiaries will be permanently reinvested.  For the years ended December 31, 2018 and 2017, we recognized a deferred tax (benefit) charge of $(393) and $1,363 for future foreign withholding taxes related to undistributed earnings.

(e)

Under the TCJA, the corporate alternative minimum tax was repealed and any minimum tax carryforwards not utilized become fully refundable in 2021.  The Company does not expect to utilize its minimum tax credit carryforward. As a result, a cash benefit of $4,108 to income tax expense was recorded for the year ended December 31, 2017.

(f)

Upon enactment, the TCJA includes a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, net of foreign tax credits. As a result, a cash charge of $736 to income tax expense was recorded for the year ended December 31, 2017.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$654	$709
Accrued liabilities not deducted for tax purposes	7,022	3,648
Asset retirement obligation	—	124
Net operating loss carry forwards	34,716	18,617
Tax credit carry forwards	320	153
Charitable contributions carry forward	47	7
Property, plant and equipment	—	2,300
Investment in partnership	—	240
Gross deferred tax assets	42,759	25,798
Less: valuation allowance	(23,934)	(20,120)
Net deferred tax assets	18,825	5,678
Deferred tax liabilities:
Intangibles	(6,565)	(5,199)
Investment in partnership	(31,746)	—
Property, plant and equipment	(366)	—
Undistributed earnings of foreign subsidiaries	(882)	(1,363)
Gross deferred tax liabilities	(39,559)	(6,562)
Net deferred tax liabilities	$(20,734)	$(884)

As of December 31, 2018, we have approximately $148,993 of U.S. net operating loss carry forwards to offset future taxable income. Of this amount, $63,716 is subject to an Internal Revenue Code §382 limitation but will be available to be fully utilized by no later than 2032. These carry forwards expire between 2029 and 2032. As of December 31, 2018, the Company has $14,771 of various tax credits available to offset future U.S. federal taxable income. Also, the Company recognized a $4,108 tax benefit related to its minimum tax credit carryforwards which we do not expect to utilize before 2021.

As of December 31, 2018, we have approximately $686,914 state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $190 of various credits available to offset future state income tax. There was no valuation allowance related to state net operating

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

loss carry forwards as of December 31, 2018 and December 31, 2017.  There were no net changes in the total state valuation allowance for the years ended December 31, 2018 and 2017.

During 2018 we generated $7,377 of Puerto Rico net operating losses. As of December 31, 2018, we had approximately $51,642 of Puerto Rico net operating loss carry forwards before valuation allowances. These Puerto Rico net operating losses are available to offset future taxable income. These carry forwards expire between 2019 and 2028. In addition, we have $153 of alternative minimum tax credits available to offset future Puerto Rico income tax.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings, the Company will not generate the minimum amount of future taxable income to support the realization of the deferred tax assets. As a result, management has determined that a valuation allowance related to Puerto Rico net operating loss carry forwards and other deferred tax assets is necessary. The valuation allowance for these deferred tax assets as of December 31, 2018 and 2017 was $23,934 and $20,120, respectively. The net change in the total valuation allowance for the years ended December 31, 2018 and 2017 was an increase of $3,814 and $3,953, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry forward period increase.

As of December 31, 2018, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $22,528. Management does not designate these earnings as permanently reinvested. We have recognized a deferred tax liability of approximately $882 related to foreign withholding taxes on these earnings. We have recognized a current year tax expense of $234 related to 2018 earnings and a tax benefit of $(635) related to prior year earnings repatriated in 2018.

Under ASC 740 Income Taxes, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2016	$772
Additions for tax positions related to current year	1,122
Additions for tax positions related to prior years	173
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	—
Settlements	—
Balance as of December 31, 2017	$2,067
Additions for tax positions related to current year	932
Additions for tax positions related to prior years	238
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(30)
Settlements	—
Balance as of December 31, 2018	$3,207

Included in the balance of unrecognized benefits at December 31, 2018 is $3,207 of tax benefits that, if recognized in future periods, would impact our effective tax rate. During the year ended December 31, 2018 and 2017, we recognized interest and penalties of $411 and $213 , respectively, as a component of income tax expense in connection with our liabilities related to uncertain tax positions.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Within the next twelve months, we expect to decrease our unrecognized tax benefits by approximately $112 as a result of the expiration of statute of limitations.

We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years prior to 2013, or for any U.S. state income tax audit prior to 2010. The IRS has completed a review of the 2013 income tax return. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2015 and 2014, respectively.

(7) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.

As of December 31, 2018 and December 31, 2017, there was a payable to Lamar Advertising Company, its parent, in the amount of $5,571 and $6,731, respectively.

Effective December 31, 2018 and December 31, 2017, Lamar Advertising Company contributed $89,967 and $49,187, respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.

(8) Quarterly Financial Data (Unaudited)

The tables below represent the balances for the selected quarterly financial data of the Company for each reporting period in the years ended December 31, 2018 and 2017.

	Year 2018 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$361,026	$419,800	$418,498	$427,898
Net revenues less direct advertising expenses	$222,733	$279,016	$277,799	$285,826
Net income	$15,158	$100,520	$94,165	$95,788

	Year 2017 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$346,362	$397,078	$399,345	$398,475
Net revenues less direct advertising expenses	$214,518	$262,003	$264,368	$259,491
Net income	$41,893	$92,479	$96,437	$87,249

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

Condensed Consolidating Balance Sheet as of December 31, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated

ASSETS
Total current assets	$4,653	$121,549	$236,967	$—	$363,169
Net property, plant and equipment	—	1,289,348	5,700	—	1,295,048
Intangibles and goodwill, net	—	2,804,915	19,304	—	2,824,219
Other assets	4,056,288	230,504	184,247	(4,425,589)	45,450
Total assets	$4,060,941	$4,446,316	$446,218	$(4,425,589)	$4,527,886
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$29,086	$34	$175,000	$—	$204,120
Other current liabilities	27,067	204,103	14,578	—	245,748
Total current liabilities	56,153	204,137	189,578	—	449,868
Long-term debt	2,684,500	68	—	—	2,684,568
Other noncurrent liabilities	200,092	246,312	251,835	(424,985)	273,254
Total liabilities	2,940,745	450,517	441,413	(424,985)	3,407,690
Stockholders’ equity	1,120,196	3,995,799	4,805	(4,000,604)	1,120,196
Total liabilities and stockholders’ equity	$4,060,941	$4,446,316	$446,218	$(4,425,589)	$4,527,886

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Year Ended December 31, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income
Net revenues	$—	$1,579,619	$50,352	$(2,749)	$1,627,222
Operating expenses
Direct advertising expenses (1)	—	537,269	27,307	(2,728)	561,848
General and administrative expenses (1)	—	280,874	8,554	—	289,428
Corporate expenses (1)	—	80,861	1,636	—	82,497
Depreciation and amortization	—	219,341	5,920	—	225,261
(Gain) loss on disposition of assets	—	(576)	7,809	—	7,233
	—	1,117,769	51,226	(2,728)	1,166,267
Operating income (loss)	—	461,850	(874)	(21)	460,955
Equity in (earnings) loss of subsidiaries	(450,791)	—	—	450,791	—
Interest expense (income), net	129,731	(99)	(413)	(21)	129,198
Other expenses	15,429	—	—	—	15,429
Income (loss) before income tax expense	305,631	461,949	(461)	(450,791)	316,328
Income tax expense (2)	—	7,879	2,818	—	10,697
Net income (loss)	$305,631	$454,070	$(3,279)	$(450,791)	$305,631

Statement of Comprehensive Income
Net income (loss)	$305,631	$454,070	$(3,279)	$(450,791)	$305,631
Total other comprehensive income, net of tax	—	—	(1,290)	—	(1,290)
Total comprehensive income (loss)	$305,631	$454,070	$(4,569)	$(450,791)	$304,341

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$430,896	$689,718	$(17,143)	$(566,386)	$537,085
Cash flows from investing activities:
Acquisitions	—	(477,389)	—	—	(477,389)
Capital expenditures	—	(113,259)	(4,379)	—	(117,638)
Proceeds from disposition of assets and investments	—	3,839	2,809	—	6,648
Proceeds received from insurance claims	—	—	4,222	—	4,222
Investment in subsidiaries	(498,226)	—	—	498,226	—
Decrease in intercompany notes receivable	30,034	—	—	(30,034)	—
Decrease in notes receivable	9	—	—	—	9
Net cash (used in) provided by investing activities	(468,183)	(586,809)	2,652	468,192	(584,148)
Cash flows from financing activities:
Proceeds received from revolving credit facility	563,000	—	—	—	563,000
Payment on revolving credit facility	(481,000)	—	—	—	(481,000)
Principal payments on long-term debt	(27,297)	(31)	—	—	(27,328)
Proceeds received from senior credit facility term loans	599,250	—	—	—	599,250
Proceeds received from receivable financing agreement	—	—	175,000	—	175,000
Debt issuance costs	(7,616)	—	—	—	(7,616)
Redemption on senior subordinated notes	(509,790)	—	—	—	(509,790)
Intercompany loan proceeds (payments)	175,000	(24,688)	(180,346)	30,034	—
Distributions to non-controlling interest	—	—	(541)	—	(541)
Contributions from (to) parent	89,967	498,226	—	(498,226)	89,967
Dividends (to) from parent	(446,744)	(566,386)	—	566,386	(446,744)
Net cash (used in) provided by financing activities	(45,230)	(92,879)	(5,887)	98,194	(45,802)
Effect of exchange rate changes in cash and cash equivalents	—	—	(1,112)	—	(1,112)
Net increase in cash and cash equivalents	(82,517)	10,030	(21,490)	—	(93,977)
Cash and cash equivalents at beginning of period	86,546	1,625	26,800	—	114,971
Cash and cash equivalents at end of period	$4,029	$11,655	$5,310	$—	$20,994

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

SCHEDULE II

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2018
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$10,055	8,472	7,366	$11,161
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$20,120	3,814	—	$23,934
Year ended December 31, 2017
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$9,356	6,762	6,063	$10,055
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$16,167	3,953	—	$20,120
Year ended December 31, 2016
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$8,984	6,870	6,498	$9,356
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$13,827	2,340	—	$16,167

SCHEDULE III

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Schedule of Real Estate and Accumulated Depreciation

December 31, 2018, 2017 and 2016

(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
359,138 Displays	—	—	$3,201,434	$(2,082,335)	Various	Various	5 to 20 years

(1)	No single asset exceeded 5% of the total gross carrying amount at December 31, 2018
(2)	This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)	Includes sites under construction

The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31, 2018	December 31, 2017	December 31, 2016
Gross real estate assets:
Balance at the beginning of the year	$3,074,046	$2,998,540	$2,856,243
Capital expenditures on new advertising displays(4)	54,151	49,946	50,799
Capital expenditures on improvements/redevelopments of existing advertising displays	12,781	6,265	12,031
Capital expenditures other recurring	34,758	32,523	26,254
Land acquisitions(6)	15,368	14,904	30,283
Acquisition of advertising displays(5) (6)	82,617	32,109	69,821
Assets sold or written-off	(70,494)	(61,306)	(47,317)
Foreign exchange	(1,793)	1,065	426
Balance at the end of the year	$3,201,434	$3,074,046	$2,998,540
Accumulated depreciation:
Balance at the beginning of the year	$2,025,251	$1,973,958	$1,910,860
Depreciation	106,700	102,494	100,197
Assets sold or written-off	(48,488)	(51,976)	(37,373)
Foreign exchange	(1,128)	775	274
Balance at the end of the year	$2,082,335	$2,025,251	$1,973,958

(4)	Includes non-cash amounts of $446, $921 and $379 at December 31, 2018, 2017 and 2016, respectively
(5)	Includes non-cash amounts of $7,199, $3,043 and $4,623 at December 31, 2018, 2017 and 2016, respectively
(6)	Includes preliminary allocation of assets acquired from Fairway at December 31, 2018

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lamar Advertising Company

None.

Lamar Media Corp.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2018, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods. In management’s evaluation during the year ended December 31, 2018, the Company has excluded an assessment of the effectiveness of the design and operation of controls and procedures related to the operation of Fairway Outdoor Advertising (“Fairway”) assets which were purchased by the Company on December 21, 2018. During the year ended December 31, 2018, the net revenue of the Fairway assets was $1.9 million which was 0.1% of our total net revenues. As of December 31, 2018, the total assets of Fairway acquired by the Company amounted to $459.6 million (including $182.1 million of goodwill) which was 10.1% of the Company’s total assets.

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

Lamar Media Corp.

Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 82 of this combined Annual Report and is incorporated herein by reference.

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

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

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

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

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

2(d)

Equity Purchase Agreement, dated December  21, 2018, by and among Lamar Media, FMG Outdoor Holdings, LLC, GTCR/FMG Blocker Corp., NCP Fairway, Inc., GTCR Fund XI/C LP, Newstone Capital Partners II, L.P., each of the Selling Members party thereto, and GTCR Partners XI/B LP, solely in its capacity as the Representative.

Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 28, 2018 and incorporated herein by reference.

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

4(a)(1)	Specimen certificate for the shares of Class A common stock of the Company.	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(a)(2)	Specimen certificate for the shares of Class B common stock of the Company.	Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

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

Previously filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 0-30242) filed on August 8, 2013 and incorporated herein by reference.

4(b)(8)

Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 2, 2014, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.

Previously filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 0-30242) filed on May 7, 2014 and incorporated herein by reference.

4(b)(9)

Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of July 28, 2015, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.

Previously filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (File No. 1-36756) filed on November 5, 2015 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(b)(10)

Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 14, 2017, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.

Previously filed as Exhibit 4(b)(10) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-36756) filed on February 27, 2018 and incorporated herein by reference.

4(b)(11)

Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 14, 2017, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.

Previously filed as Exhibit 4(b)(11) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-36756) filed on February 27, 2018 and incorporated herein by reference.

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

Previously filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 0-30242) filed on August 8, 2013 and incorporated herein by reference.

4(c)(8)

Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 2, 2014, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.

Previously filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 0-30242) filed on May 7, 2014 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(c)(9)

Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of July 28, 2015, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.

Previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (File No. 1-36756) filed on November 5, 2015 and incorporated herein by reference.

4(c)(10)

Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 14, 2017, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.

Previously filed as Exhibit 4(c)(10) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-36756) filed on February 27, 2018 and incorporated herein by reference.

4(c)(11)

Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 14, 2017, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.

Previously filed as Exhibit 4(c)(11) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-36756) filed on February 27, 2018 and incorporated herein by reference.

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

Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (File No. 1-36756) filed on November 5, 2015 and incorporated herein by reference.

4(d)(5)

Supplemental Indenture to the Indenture dated as of January 10, 2014, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 14, 2017, relating to Lamar Media’s 5 3/8% Senior Notes due 2024.

Previously filed as Exhibit 4(d)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-36756) filed on February 27, 2018 and incorporated herein by reference.

4(d)(6)

Supplemental Indenture to the Indenture dated as of January 10, 2014, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 14, 2017, relating to Lamar Media’s 5 3/8% Senior Notes due 2024.

Previously filed as Exhibit 4(d)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-36756) filed on February 27, 2018 and incorporated herein by reference.

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

Previously filed as Exhibit 4(e)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-36756) filed on February 27, 2018 and incorporated herein by reference.

4(e)(5)

Supplemental Indenture to the Indenture dated as of January 28, 2016, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 14, 2017, relating to Lamar Media’s 5 3/4% Senior Notes due 2026.

Previously filed as Exhibit 4(e)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-36756) filed on February 27, 2018 and incorporated herein by reference.

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

10(c)(1)*	Lamar Deferred Compensation Plan (as amended).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(c)(2)*	Form of Trust Agreement for the Lamar Deferred Compensation Plan.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2005 and incorporated herein by reference.

10(c)(3)*	Amendment to the Lamar Deferred Compensation Plan dated December 13, 2013.

Previously filed as Exhibit 10(d)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-30242) filed on February 27, 2014 and incorporated herein by reference.

10(c)(1)*	Summary of Management Compensatory Arrangements, dated March 28, 2016.	Previously filed on the Company’s Current Report on Form 8-K (File No. 1-36756) filed on March 29, 2016 and incorporated herein by reference.

10(d)(2)*	Summary of Non-Management Director Compensatory Arrangements, dated May 26, 2016.	Previously filed on the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 31, 2016 and incorporated herein by reference.

10(e)(1)	Receivables Financing Agreement, dated December 18, 2018, by and among Lamar Media, as initial Servicer, Lamar TRS Receivables, LLC and Lamar QRS	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 21, 2018 and incorporated herein by reference.

10(e)(2)	Purchase and Sale Agreement, dated December 18, 2018, by and among certain subsidiaries of Lamar Media, Lamar Media, as initial Servicer, and Lamar QRS Receivables, LLC as Buyer.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 21, 2018 and incorporated herein by reference.

10(e)(3)	Purchase and Sale Agreement, dated December 18, 2018, by and among certain subsidiaries of Lamar Media, Lamar Media, as initial Servicer, and Lamar TRS Receivables, LLC as Buyer.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 21, 2018 and incorporated herein by reference.

10(e)(4)	Performance Guaranty of Lamar Media dated December 18, 2018 in favor of PNC Bank, National Association.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 21, 2018 and incorporated herein by reference.

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

10(f)(11)

Amendment No. 1 dated as of March  16, 2018 to the Third Restatement Agreement, by and among Lamar Media, the Company, the subsidiary guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (including the Third Amended and Restated Credit Agreement, as amended for Amendment No. 1, as Exhibit A thereto).

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on March 21, 2018 and incorporated herein by reference.
10(f)(12)

Amendment No. 2 dated as of December  6, 2018 to the Third Restatement Agreement, by and among Lamar Media, the Company, the subsidiary guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (including the Third Amended and Restated Credit Agreement, as amended for Amendment No. 2, as Exhibit A thereto).

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 12, 2018 and incorporated herein by reference.
10(f)(13)

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

10(f)(15)

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

10(f)(18)

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

10(f)(22)

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

10(f)(23)

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

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(f)(24)

Joinder Agreement, dated as of January 30, 2018, to the Third Amended and Restated Credit Agreement dated as of May 15, 2017, as amended, among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Interstate Logos TRS, LLC.

Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 (File No. 1-36756) filed on May 5, 2018 and incorporated herein by reference.

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

Filed herewith.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

101

The following materials from the combined Annual Report of the Company and Lamar Media Corp. on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017 of the Company and Lamar Media, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016 of the Company and Lamar Media, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016 of the Company and Lamar Media, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 of the Company and Lamar Media, and (v) Notes to Consolidated Financial Statements of the Company and Lamar Media.

*	Denotes management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR ADVERTISING COMPANY

February 25, 2019	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Reilly	Chief Executive Officer (Principal Executive Officer)	2/25/19
Sean E. Reilly

/s/ Keith A. Istre	Chief Financial Officer (Principal Financial and Accounting Officer)	2/25/19
Keith A. Istre

/s/ Kevin P. Reilly, Jr.	President and Director	2/25/19
Kevin P. Reilly, Jr.

/s/ Wendell S. Reilly	Director	2/25/19
Wendell S. Reilly

/s/ Stephen P. Mumblow	Director	2/25/19
Stephen P. Mumblow

/s/ Marshall A. Loeb	Director	2/25/19
Marshall A. Loeb

/s/ Thomas Reifenheiser	Director	2/25/19
Thomas Reifenheiser

/s/ Anna Reilly	Director	2/25/19
Anna Reilly

/s/ John E. Koerner, III	Director	2/25/19
John E. Koerner, III

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

February 25, 2019	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	President and Director	2/25/19
Kevin P. Reilly, Jr.

/s/ Sean E. Reilly	Chief Executive Officer and Director (Principal Executive Officer)	2/25/19
Sean E. Reilly

/s/ Keith A. Istre	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	2/25/19
Keith A. Istre

/s/ C. Brent McCoy	Executive Vice President of Business Development and Director	2/25/19
C. Brent McCoy