Form 10-K/A
period 2018-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2019-02-26
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed on February 25, 2019 (the “Original Form 10-K”), to correct certain clerical errors pertaining to incorrect dates in the “Management’s Report on Internal Control Over Financial Reporting” of Lamar Media Corp. on page 82 of the Original Form 10-K.

Except as stated above, this Amendment does not amend any other information set forth in the Original Form 10-K.

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

Lamar Media Corp.’s management assessed the effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Media Corp.’s management has concluded that, as of December 31, 2018, Lamar Media Corp.’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

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

101**

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

**Previously filed.

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