Form 10-Q
period 2019-03-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2019-05-02
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value	LAMR	The NASDAQ Stock Market, LLC

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of April 25, 2019: 85,567,889

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of April 25, 2019: 14,420,085

The number of shares of Lamar Media Corp. common stock outstanding as of April 25, 2019: 100

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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K/A for the year ended December 31, 2018 of the Company and Lamar Media (the “2018 Combined Form 10-K/A”), filed on February 26, 2019 and as such risk factors may be updated or supplemented, from time to time, in our combined Quarterly Reports on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,828	$21,494
Receivables, net of allowance for doubtful accounts of $13,166 and $11,161 in 2019 and 2018, respectively	218,114	235,576
Prepaid lease and contract expenses	—	80,684
Other current assets	36,894	25,915
Total current assets	287,836	363,669
Property, plant and equipment	3,563,025	3,525,725
Less accumulated depreciation and amortization	(2,253,376)	(2,230,677)
Net property, plant and equipment	1,309,649	1,295,048
Operating lease right of use assets	1,292,438	—
Goodwill	1,876,356	1,919,386
Intangible assets	978,307	915,453
Other assets	49,958	51,085
Total assets	$5,794,544	$4,544,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$14,577	$21,246
Current maturities of long-term debt, net of deferred financing costs of $5,966 and $5,245 in 2019 and 2018, respectively	199,930	204,120
Current operating lease liabilities	174,345	—
Accrued expenses	61,053	122,467
Deferred income	101,312	107,202
Total current liabilities	551,217	455,035
Long-term debt, net of deferred financing costs of $22,730 and $20,619 in 2019 and 2018, respectively	2,826,624	2,684,568
Operating lease liabilities	1,029,663	—
Deferred income tax liabilities	20,622	20,734
Asset retirement obligation	224,019	222,989
Other liabilities	32,821	29,531
Total liabilities	4,684,966	3,412,857
Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2019 and 2018	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized; 86,068,627 and 85,551,595 shares issued at 2019 and 2018, respectively; 85,567,889 and 85,162,692 outstanding at 2019 and 2018, respectively	86	86
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2019 and 2018	14	14
Additional paid-in capital	1,883,391	1,852,421
Accumulated comprehensive income	271	12
Accumulated deficit	(740,090)	(695,337)
Cost of shares held in treasury, 500,738 and 388,903 shares at 2019 and 2018, respectively	(34,094)	(25,412)
Stockholders’ equity	1,109,578	1,131,784
Total liabilities and stockholders’ equity	$5,794,544	$4,544,641

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2019	2018
Statements of Income
Net revenues	$384,457	$361,026
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	140,470	138,293
General and administrative expenses (exclusive of depreciation and amortization)	79,293	70,208
Corporate expenses (exclusive of depreciation and amortization)	17,029	21,104
Depreciation and amortization	61,506	56,840
(Gain) loss on disposition of assets	(4,624)	8,701
	293,674	295,146
Operating income	90,783	65,880
Other expense (income)
Loss on extinguishment of debt	—	15,429
Interest income	(153)	(24)
Interest expense	37,595	33,579
	37,442	48,984
Income before income tax expense	53,341	16,896
Income tax expense	2,088	1,844
Net income	51,253	15,052
Cash dividends declared and paid on preferred stock	91	91
Net income applicable to common stock	$51,162	$14,961
Earnings per share:
Basic earnings per share	$0.51	$0.15
Diluted earnings per share	$0.51	$0.15
Cash dividends declared per share of common stock	$0.96	$0.91
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	99,710,406	98,301,551
Weighted average common shares outstanding diluted	99,915,443	98,726,934
Statements of Comprehensive Income
Net income	$51,253	$15,052
Other comprehensive income (loss)
Foreign currency translation adjustments	259	(543)
Comprehensive income	$51,512	$14,509

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2018	$—	86	14	(25,412)	1,852,421	12	(695,337)	1,131,784
Non-cash compensation	—	—	—	—	21,097	—	—	21,097
Exercise of 186,521 shares of stock options	—	—	—	—	7,352	—	—	7,352
Issuance of shares of common stock through employee purchase plan	—	—	—	—	2,521	—	—	2,521
Purchase of 111,835 shares of treasury stock	—	—	—	(8,682)	—	—	—	(8,682)
Foreign currency translation	—	—	—	—	—	259	—	259
Net income	—	—	—	—	—	—	51,253	51,253
Dividends/distributions to common shareholders ($0.96 per common share)	—	—	—	—	—	—	(95,915)	(95,915)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2019	$—	86	14	(34,094)	1,883,391	271	(740,090)	1,109,578

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2017	$—	84	14	(21,300)	1,762,499	1,302	(639,106)	1,103,493
Non-cash compensation	—	—	—	—	11,968	—	—	11,968
Exercise of 54,480 shares of stock options	—	—	—	—	1,836	—	—	1,836
Issuance of shares of common stock through employee purchase plan	—	—	—	—	2,138	—	—	2,138
Purchase of 57,619 shares of treasury stock	—	—	—	(4,112)	—	—	—	(4,112)
Foreign currency translation	—	—	—	—	—	(543)	—	(543)
Net income	—	—	—	—	—	—	15,052	15,052
Dividends/distributions to common shareholders ($0.91 per common share)	—	—	—	—	—	—	(89,542)	(89,542)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2018	$—	84	14	(25,412)	1,778,441	759	(713,687)	1,040,199

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$51,253	$15,052
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	61,506	56,840
Stock-based compensation	2,233	7,514
Amortization included in interest expense	1,332	1,242
(Gain) loss on disposition of assets and investments	(4,624)	8,701
Loss on extinguishment of debt	—	15,429
Deferred tax expense (benefit)	792	(87)
Provision for doubtful accounts	2,403	2,206
Changes in operating assets and liabilities
Decrease (increase) in:
Receivables	15,198	(9,876)
Prepaid expenses	20,835	(26,968)
Other assets	(14,393)	(7,542)
Increase (decrease) in:
Trade accounts payable	1,303	944
Accrued expenses	(41,210)	(27,682)
Operating lease liabilities	(29,207)	—
Other liabilities	(6,695)	4,999
Net cash provided by operating activities	60,726	40,772
Cash flows from investing activities:
Acquisitions	(66,423)	(6,637)
Capital expenditures	(25,951)	(23,252)
Proceeds received from insurance claims	—	790
Proceeds from disposition of assets and investments	1,297	244
Decrease in notes receivable	2	2
Net cash used in investing activities	(91,075)	(28,853)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(8,682)	(4,112)
Net proceeds from issuance of common stock	9,874	3,974
Principal payments on long term debt	(7,210)	(5,703)
Payments on revolving credit facility	(255,000)	(135,000)
Proceeds received from revolving credit facility	155,000	112,000
Proceeds received from note offering	255,000	—
Redemption of senior subordinated notes	—	(509,790)
Proceeds received from senior credit facility Term B loan	—	599,250
Payments on accounts receivable securitization program	(7,000)	—
Debt issuance costs	(4,256)	(6,290)
Distributions to non-controlling interest	(137)	(118)
Dividends/distributions	(96,006)	(171,258)
Net cash provided by (used in) financing activities	41,583	(117,047)
Effect of exchange rate changes in cash and cash equivalents	100	(297)
Net increase (decrease) in cash and cash equivalents	11,334	(105,425)
Cash and cash equivalents at beginning of period	21,494	115,471
Cash and cash equivalents at end of period	$32,828	$10,046
Supplemental disclosures of cash flow information:
Cash paid for interest	$39,840	$49,600
Cash paid for foreign, state and federal income taxes	$2,957	$1,490

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2018 Combined Form 10-K/A. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.

2. Revenues

On January 1, 2018, we adopted FASB Accounting Standards Update (“ASU”) No. 2014-09 (Codified as ASC 606), Revenue from Contracts with Customers using the cumulative effect transition method applied to those contracts which were not completed as of January 1, 2018 and are not accounted for under ASC 840, Leases.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 and ASC 840, while comparative information has not been adjusted and continues to be reported under ASC 605.

The majority of our billboard, logo, and transit advertising space contracts commencing prior to January 1, 2019 are accounted for under ASC 840 and will continue to be accounted for under the topic until they are completed or modified. Advertising space contracts commencing or amended on or after January 1, 2019 which do not meet the criteria of a lease under ASC 842 are accounted for under ASC 606, Revenue. The majority of our new and modified advertising space contracts do not meet the definition of a lease under ASC 842.

Due to the transition of our advertising space contracts into ASC 606 we are now required to capitalize our costs to fulfill a contract and expense the costs over the contract period.  These costs include our costs to install advertising copy onto billboards. These costs were expensed as incurred under ASC 840. During the three months ended March 31, 2019, we capitalized $5,814 costs to fulfill a contract which is included in other current assets on the Condensed Consolidated Balance Sheets, net of expensed costs of $1,119. The expensed costs are recorded in direct advertising expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Income and Comprehensive Income.

Revenue Recognition

Advertising revenues:  The majority of our revenues are derived from contracts for advertising space on billboard, logo and transit displays. Our contracts commencing prior to January 1, 2019 are accounted for under ASC 840, Leases. The majority of our contracts amended or commencing on or after January 1, 2019 are accounted for under ASC 606, Revenue. The contract revenues, under ASC 840, Leases and ASC 606, Revenue, are recognized ratably over their contract life.

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

Practical expedients and exemptions: Upon our transition to ASC 606 from ASC 840, the Company is utilizing the following practical expedients and exemptions from ASC 606.  We generally expense sales commissions when incurred because the amortization period

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

is one year or less. These costs are recorded within direct advertising expense (exclusive of depreciation and amortization).  We do not disclose the value of unsatisfied performance obligations as the majority of our contracts with customers have an original expected length of less than one year. For contracts with customers which exceed one year, the future amount to be invoiced to the customer corresponds directly with the value to be received by the customer.

The following table presents our disaggregated revenue by source including both revenues accounted for under ASC 840 and ASC 606 for the three months ended March 31, 2019 and March 31, 2018.

	Three months ended March 31,
	2019	2018
Billboard Advertising	$336,195	$312,803
Logo Advertising	19,912	20,629
Transit Advertising	28,350	27,594
Net Revenues	$384,457	$361,026

3. Leases

On January 1, 2019, the Company adopted ASC 842, Leases, using a modified retrospective transition with January 1, 2019 as the effective date of our initial application.  We also elected the package of practical expedients, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.  We also elected the practical expedient pertaining to land easements, which allows the Company not to reassess its accounting treatment for our previously existing land easements as to whether they qualify as a lease under ASC 842.

The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built, including our billboard land leases, leases of logo structures and leases of transit advertising space. The leases expire at various dates, have varying options to renew and cancel, and may contain escalation provisions. We expense our non-variable lease payments ratably over the lease term. Also, certain of our leases contain variable lease payments based on percentage of revenue or consumer price index or other inflation-based indices.  The variable lease costs are expensed in the period incurred.

The key estimates for our leases include (1) the discount rate used to discount the unpaid lease payment to present value and (2) lease term. Our leases generally do not include a readily determinable implicit rate, therefore, using a portfolio approach, we determine our collateralized incremental borrowing rate to discount the lease payment based on the information available at lease commencement. Our lease terms include the noncancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor.

During the three months ended March 31, 2019, we had operating lease costs of $77,350 and variable lease costs of $17,084 which are recorded in direct advertising expenses (exclusive of depreciation and amortization). Also, for the three months ended March 31, 2019, we recorded a gain of $4,104 in (gain) loss of disposition of assets related to the amendment and termination of lease agreements. Cash payments of $96,733 were made reducing our operating lease liabilities for the three months ended March 31, 2019 and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

We elected the short-term lease exemption for certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets (ROU assets) or lease liabilities for agreements with a term of twelve months or less. We recorded $1,129 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended March 31, 2019.

Our operating leases have a weighted-average remaining lease term of 12.0 years. The weighted-average discount rate of our operating leases is 4.84%. Also, during the three months ended March 31, 2019, we obtained $4,391 of leased assets in exchange for new operating lease liabilities.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

The following is a summary of the maturities of our operating lease liabilities as of March 31, 2019:

2019	$157,990
2020	199,181
2021	173,785
2022	152,240
2023	129,240
Thereafter	815,928
Total undiscounted operating lease payments	1,628,364
Less: Imputed interest	(424,356)
Total operating lease liabilities	$1,204,008

The following is a summary of minimum annual rental payments required under our operating lease that have original or remaining lease terms in excess of one year as of December 31, 2018:

2019	$254,866
2020	$188,138
2021	$165,642
2022	$144,814
2023	$122,814
Thereafter	$819,004

4. Acquisitions

Three months ended March 31, 2019

During the three months ended March 31, 2019, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $66,423.

Each of these acquisitions was accounted for under the acquisition method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition.

The following is a summary of the allocation of the acquisition costs in the above transactions.

Total
Property, plant and equipment	$12,671
Site locations	46,011
Non-competition agreements	110
Customer lists and contracts	8,047
Asset acquisition costs	515
Current assets	790
Current liabilities	(221)
Other liabilities	(1,500)
$66,423

Total acquired intangible assets for the three months ended March 31, 2019 were $54,683, of which $0 was assigned to goodwill. The acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

and contracts of $8,047 (7 year weighted average useful life) and site locations of $46,011 (15 year weighted average useful life). The aggregate amortization expense related to the 2019 acquisitions for the three months ended March 31, 2019 was approximately $454.

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

As of March 31, 2019, our fair value allocation of the assets acquired and liabilities assumed from Fairway is still considered preliminary and is subject to revision, which may result in adjustments to this allocation. We expect to finalize these amounts as soon as possible but not later than the end of 2019. In order to develop our updated preliminary fair values, the Company utilized a third party valuation firm to develop a fair value model which is currently under review by Management.  Our updated preliminary fair value allocation of Fairway as of March 31, 2019 includes property, plant and equipment, intangibles and goodwill of $99,613, $192,250 and $139,038, respectively. As of March 31, 2019, goodwill was adjusted $43,079 due to updates from the original preliminary allocation provided as of December 31, 2018. The updated preliminary allocation resulted in prior and current period changes to depreciation and amortization. These changes were considered immaterial and recorded during the three months ended March 31, 2019.

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 36,000 shares of its Class A common stock during the three months ended March 31, 2019. At March 31, 2019 a total of 764,700 shares were available for future grant.

Stock Purchase Plan. Lamar Advertising’s 2009 Employee Stock Purchase Plan or 2009 ESPP was approved by our shareholders on May 28, 2009.  The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 85,162 shares on January 1, 2019 pursuant to the automatic increase provisions of the 2009 ESPP.

The following is a summary of 2009 ESPP share activity for the three months ended March 31, 2019:

Shares
Available for future purchases, January 1, 2019	183,244
Additional shares reserved under 2009 ESPP	85,162
Purchases	(44,161)
Available for future purchases, March 31, 2019	224,245

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2019 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2020. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the three months ended March 31, 2019, the Company has recorded $2,233 as stock-based compensation expense related to performance-based awards. In addition, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors’ one year term. The Company recorded a $46 stock-based compensation expense related to these awards for the three months ended March 31, 2019.

6. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Income and Comprehensive Income are:

	Three months ended March 31,
	2019	2018
Direct advertising expenses	$58,115	$53,016
General and administrative expenses	1,121	995
Corporate expenses	2,270	2,829
	$61,506	$56,840

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

7. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at March 31, 2019 and December 31, 2018:

	Estimated	March 31, 2019		December 31, 2018
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$626,677	$520,908	$610,376	$514,928
Non-competition agreements	3—15	65,882	64,183	65,771	64,119
Site locations	15	2,302,796	1,444,027	2,228,767	1,422,794
Other	2—15	46,506	34,436	45,992	33,612
		$3,041,861	$2,063,554	$2,950,906	$2,035,453
Unamortizable intangible assets:
Goodwill		$2,129,892	$253,536	$2,172,922	$253,536

8. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2018	$222,989
Additions to asset retirement obligations	856
Accretion expense	1,229
Liabilities settled	(1,055)
Balance at March 31, 2019	$224,019

9. Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of March 31, 2019 and December 31, 2018, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $3,156,464 and $3,156,061, respectively.

As of March 31, 2019, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of March 31, 2019, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 6.5 to 1 and (ii) the secured debt ratio does not exceed 3.5 to 1. As of March 31, 2019, the total debt ratio was less than 6.5 to 1 and Lamar Media’s secured debt ratio was less than 3.5 to 1, and the available cumulative credit was $1,906,944.

10. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three months ended March 31, 2019 or 2018.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

11. Long-term Debt

Long-term debt consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,183,990	$11,146	$1,172,844
Accounts Receivable Securitization Program	168,000	1,155	166,845
5% Senior Subordinated Notes	535,000	3,892	531,108
5 3/8% Senior Notes	510,000	4,076	505,924
5 3/4% Senior Notes	654,881	8,427	646,454
Other notes with various rates and terms	3,379	—	3,379
	3,055,250	28,696	3,026,554
Less current maturities	(205,896)	(5,966)	(199,930)
Long-term debt, excluding current maturities	$2,849,354	$22,730	$2,826,624

	December 31, 2018
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,291,088	$11,576	$1,279,512
Accounts Receivable Securitization Program	175,000	1,168	173,832
5% Senior Subordinated Notes	535,000	4,104	530,896
5 3/8% Senior Notes	510,000	4,262	505,738
5 3/4% Senior Notes	400,000	4,754	395,246
Other notes with various rates and terms	3,464	—	3,464
	2,914,552	25,864	2,888,688
Less current maturities	(209,365)	(5,245)	(204,120)
Long-term debt, excluding current maturities	$2,705,187	$20,619	$2,684,568

Senior Credit Facility

Lamar Media’s Third Amended and Restated Credit Agreement dated as of May 15, 2017 (as amended, the “senior credit facility”) originally consisted of (i) a $450,000 senior secured revolving credit facility which will mature on May 15, 2022 (the “revolving credit facility”), (ii) a $450,000 Term A loan facility (the “Term A loans”)  which will mature on May 15, 2022, and (iii) an incremental facility pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to pro forma compliance with the secured debt ratio financial maintenance covenant (the “Incremental Facility”). Lamar Media borrowed all $450,000 in Term A loans on May 15, 2017.  The net proceeds of the Term A loans, together with borrowing under the revolving portion of senior credit facility and cash on hand, were used to repay all outstanding amounts under the existing senior credit facility, and all revolving commitments under that facility were terminated.

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

As of March 31, 2019, the senior credit facility consisted of (i) the revolving credit facility, (ii) the Term A loans, (iii) the Term B loans and (iv) the Incremental Facility.

The Term A loans mature on May 15, 2022 and the Term B loans mature on March 16, 2025.  The remaining quarterly installments are scheduled to be paid on each June 30, September 30, December 31 and March 31 as follows:

Principal Payment Date	Term A	Term B
June 30, 2019	$5,625	$1,500
September 30, 2019-June 30, 2020	$8,438	$1,500
September 30, 2020-March 31, 2022	$16,875	$1,500
Term A Loan Maturity May 15, 2022	$253,125	$—
June 30, 2022-December 31, 2024	$—	$1,500
Term B Loan Maturity March 16, 2025	$—	$559,500

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

As of March 31, 2019, there was $180,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $13,107 in letters of credit outstanding as of March 31, 2019 resulting in $356,893 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on May 15, 2022.

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

As of March 31, 2019 there was $168,000 outstanding on the AR Program bearing interest at approximately 3.8%. The commitment fee based on the amount of unused commitments under the AR Program was immaterial during the three months ended March 31, 2019.

The AR Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and the borrowings are presented as liabilities on our Condensed Consolidated Balance Sheets, (ii) our Condensed Consolidated Statements of Income and Comprehensive Income reflect the associated charges for bad debt expense (a component of general and administrative expenses) related to the pledged accounts receivable and interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Condensed Consolidated Statements of Cash Flows.

5 7/8% Senior Subordinated Notes

On February 9, 2012, Lamar Media completed an institutional private placement of $500,000 aggregate principal amount of its 5 7/8% Senior Subordinated Notes (the “5 7/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $489,000. The Company used the proceeds from the Term B loans to redeem all of the 5 7/8% Notes on March 19, 2018 at a redemption price of 101.958% of the aggregate principal amount of the outstanding 5 7/8% Notes, plus accrued and unpaid interest up to but not including the redemption date. In conjunction with the redemption the Company recorded a loss on debt extinguishment of $15,429, of which $9,790 was cash, for the three months ended March 31, 2018.

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

5 3/4% Senior Notes

On January 28, 2016, Lamar Media completed an institutional private placement of $400,000 aggregate principal amount of 5 3/4% Senior Notes due 2026 (the “5 3/4% Notes”). The institutional private placement on January 28, 2016 resulted in net proceeds to Lamar Media of approximately $394,500.

On February 1, 2019, Lamar Media completed an institutional private placement of an additional $250,000 aggregate principal amount under its 5 3/4% Notes (the “New Notes”). Other than with respect to the date of issuance, issue price and CUSIP number, the New Notes have the same terms as the 5 3/4% Notes. The net proceeds after underwriting fees and expenses, was approximately $251,500 and were used to repay a portion of the borrowings outstanding under the revolving credit facility.

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

12. Fair Value of Financial Instruments

At March 31, 2019 and December 31, 2018, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,107,410 which exceeded the carrying amount of $3,055,250 as of March 31, 2019. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

13. New Accounting Pronouncements

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10 and ASU No. 2019-01, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

We adopted the new standard effective January 1, 2019 using a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application. An entity was permitted to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We adopted the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

The new standard provided a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected the practical expedient pertaining to land easements.  We also elected the short-term lease recognition exemption for certain of our vehicle agreements. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities.

Upon adoption, we recognized additional operating liabilities of $1.2 billion, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for our existing operating leases. In addition to the increase to the operating lease liabilities and right-of-use assets, Topic 842 also resulted in reclassifying the presentation of prepaid and deferred rent to operating lease right-of-use assets. The Company did not have any changes to its opening balance of retained earnings for the adoption of this update.

Other recently released pronouncements

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

14. Dividends/Distributions

During the three months ended March 31, 2019, the Company declared and paid cash distributions of its REIT taxable income in an aggregate amount of $95,915 or $0.96 per share. During the three months ended March 31, 2018, the Company paid cash distributions of its REIT taxable income in the amount of $171,076 or $1.74 per share. The distributions paid during the three months ended March 31, 2018 include distributions declared on February 22, 2018 of $89,542 or $0.91 per share and distributions declared and accrued as of December 31, 2017 of $81,534 or $0.83 per share. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs) and other factors that the Board of Directors may deem relevant. During the three months ended March 31, 2019, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share. During the three months ended March 31, 2018, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $182 or $31.90 per share, which included distributions declared during the period as well as those declared and accrued in the fourth quarter of 2017.

15. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $7,587 and $7,525 for the three months ended March 31, 2019 and 2018, respectively. Net carrying value of long lived assets located in foreign countries totaled $2,923 and $2,387 as of March 31, 2019 and December 31, 2018, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

16. Stockholders’ Equity

On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and SunTrust Robinson Humphrey, Inc. as its sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $0.001 per share (the “Class A Common Stock”), having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals. As of March 31, 2019, 576,002 shares of our Class A Common Stock have been sold under the Sales Agreement and accordingly $357,885 remains available to be sold under the Sales Agreement.

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

On August 6, 2018, the Company filed an automatically effective shelf registration statement that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  As of December 31, 2018 the Company issued 163,137 shares of its Class A common stock in connection with acquisitions occurring during the period. The Company filed a prospectus supplement to the shelf registration statement relating to the offer and resale of such shares of Class A common stock. There were no additional shares issued under this shelf registration during the three months ended March 31, 2019.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,328	$20,994
Receivables, net of allowance for doubtful accounts of $13,166 and $11,161 in 2019 and 2018, respectively	218,114	235,576
Prepaid lease and contract expenses	—	80,684
Other current assets	36,894	25,915
Total current assets	287,336	363,169
Property, plant and equipment	3,563,025	3,525,725
Less accumulated depreciation and amortization	(2,253,376)	(2,230,677)
Net property, plant and equipment	1,309,649	1,295,048
Operating lease right of use assets	1,292,438	—
Goodwill	1,866,204	1,909,235
Intangible assets	977,839	914,984
Other assets	44,323	45,450
Total assets	$5,777,789	$4,527,886
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$14,577	$21,246
Current maturities of long-term debt, net of deferred financing costs of $5,966 and $5,245 in 2019 and 2018, respectively	199,930	204,120
Current operating lease liabilities	174,345	—
Accrued expenses	55,686	117,300
Deferred income	101,312	107,202
Total current liabilities	545,850	449,868
Long-term debt, net of deferred financing costs of $22,730 and $20,619 in 2019 and 2018, respectively	2,826,624	2,684,568
Operating lease liabilities	1,029,663	—
Deferred income tax liabilities	20,622	20,734
Asset retirement obligation	224,019	222,989
Other liabilities	32,821	29,531
Total liabilities	4,679,599	3,407,690
Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2019 and 2018	—	—
Additional paid-in-capital	2,953,877	2,922,907
Accumulated comprehensive income	271	12
Accumulated deficit	(1,855,958)	(1,802,723)
Stockholder’s equity	1,098,190	1,120,196
Total liabilities and stockholder’s equity	$5,777,789	$4,527,886

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2019	2018
Statements of Income
Net revenues	$384,457	$361,026
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	140,470	138,293
General and administrative expenses (exclusive of depreciation and amortization)	79,293	70,208
Corporate expenses (exclusive of depreciation and amortization)	16,920	20,998
Depreciation and amortization	61,506	56,840
(Gain) loss on disposition of assets	(4,624)	8,701
	293,565	295,040
Operating income	90,892	65,986
Other expense (income)
Loss on extinguishment of debt	—	15,429
Interest income	(153)	(24)
Interest expense	37,595	33,579
	37,442	48,984
Income before income tax expense	53,450	17,002
Income tax expense	2,088	1,844
Net income	$51,362	$15,158
Statements of Comprehensive Income
Net income	$51,362	$15,158
Other comprehensive income (loss)
Foreign currency translation adjustments	259	(543)
Comprehensive income	$51,621	$14,615

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2018	$—	2,922,907	12	(1,802,723)	1,120,196
Contribution from parent	—	30,970	—	—	30,970
Foreign currency translations	—	—	259	—	259
Net income	—	—	—	51,362	51,362
Dividend to parent	—	—	—	(104,597)	(104,597)
Balance, March 31, 2019	$—	2,953,877	271	(1,855,958)	1,098,190

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2017	$—	2,832,940	1,302	(1,743,144)	1,091,098
Contribution from parent	—	15,941	—	—	15,941
Foreign currency translations	—	—	(543)	—	(543)
Net income	—	—	—	15,158	15,158
Dividend to parent	—	—	—	(93,654)	(93,654)
Balance, March 31, 2018	$—	2,848,881	759	(1,821,640)	1,028,000

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$51,362	$15,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,506	56,840
Stock-based compensation	2,233	7,514
Amortization included in interest expense	1,332	1,242
(Gain) loss on disposition of assets and investments	(4,624)	8,701
Loss on extinguishment of debt	—	15,429
Deferred tax expense (benefit)	792	(87)
Provision for doubtful accounts	2,403	2,206
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	15,198	(9,876)
Prepaid lease expenses	20,835	(26,968)
Other assets	(14,393)	(7,542)
Increase (decrease) in:
Trade accounts payable	1,303	944
Accrued expenses	(41,210)	(27,682)
Operating lease liabilities	(29,207)	—
Other liabilities	(27,991)	(7,256)
Net cash provided by operating activities	39,539	28,623
Cash flows from investing activities:
Acquisitions	(66,423)	(6,637)
Capital expenditures	(25,951)	(23,252)
Proceeds received from insurance claims	—	790
Proceeds from disposition of assets and investments	1,297	244
Decrease in notes receivable	2	2
Net cash used in investing activities	(91,075)	(28,853)
Cash flows from financing activities:
Principal payments on long-term debt	(7,210)	(5,703)
Payment on revolving credit facility	(255,000)	(135,000)
Proceeds received from revolving credit facility	155,000	112,000
Proceeds received from note offering	255,000	—
Redemption of senior subordinated notes	—	(509,790)
Proceeds received from senior credit facility Term B loan	—	599,250
Payments on accounts receivable securitization program	(7,000)	—
Debt issuance costs	(4,256)	(6,290)
Distributions to non-controlling interest	(137)	(118)
Contributions from parent	30,970	15,941
Dividend to parent	(104,597)	(175,188)
Net cash provided by (used in) financing activities	62,770	(104,898)
Effect of exchange rate changes in cash and cash equivalents	100	(297)
Net increase (decrease) in cash and cash equivalents	11,334	(105,425)
Cash and cash equivalents at beginning of period	20,994	114,971
Cash and cash equivalents at end of period	$32,328	$9,546
Supplemental disclosures of cash flow information:
Cash paid for interest	$39,840	$49,600
Cash paid for foreign, state and federal income taxes	$2,957	$1,490

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2018 Combined Form 10-K/A.

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8, 9, 11, 12, 13, 15 and 16 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Balance Sheet as of March 31, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$11,647	$62,709	$212,980	$—	$287,336
Net property, plant and equipment	—	1,303,700	5,949	—	1,309,649
Operating lease right of use assets	—	1,259,344	33,094	—	1,292,438
Intangibles and goodwill, net	—	2,824,999	19,044	—	2,844,043
Other assets	4,165,105	201,318	177,485	(4,499,585)	44,323
Total assets	$4,176,752	$5,652,070	$448,552	$(4,499,585)	$5,777,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$31,896	$34	$168,000	$—	$199,930
Other current liabilities	23,375	303,301	19,244	—	345,920
Total current liabilities	55,271	303,335	187,244	—	545,850
Long-term debt	2,826,564	60	—	—	2,826,624
Other noncurrent liabilities	196,727	1,252,483	253,434	(395,519)	1,307,125
Total liabilities	3,078,562	1,555,878	440,678	(395,519)	4,679,599
Stockholders’ equity	1,098,190	4,096,192	7,874	(4,104,066)	1,098,190
Total liabilities and stockholders’ equity	$4,176,752	$5,652,070	$448,552	$(4,499,585)	$5,777,789

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$374,581	$10,526	$(650)	$384,457
Operating expenses
Direct advertising expenses (1)	—	134,750	6,370	(650)	140,470
General and administrative expenses (1)	—	77,657	1,636	—	79,293
Corporate expenses (1)	—	16,623	297	—	16,920
Depreciation and amortization	—	60,833	673	—	61,506
Gain on disposition of assets	—	(460)	(4,164)	—	(4,624)
	—	289,403	4,812	(650)	293,565
Operating income (loss)	—	85,178	5,714	—	90,892
Equity in (earnings) loss of subsidiaries	(87,374)	—	—	87,374	—
Interest expense (income), net	36,012	(5)	1,435	—	37,442
Income (loss) before income tax expense	51,362	85,183	4,279	(87,374)	53,450
Income tax expense (2)	—	619	1,469	—	2,088
Net income (loss)	$51,362	$84,564	$2,810	$(87,374)	$51,362

Statement of Comprehensive Income
Net income (loss)	$51,362	$84,564	$2,810	$(87,374)	$51,362
Total other comprehensive income, net of tax	—	—	259	—	259
Total comprehensive income (loss)	$51,362	$84,564	$3,069	$(87,374)	$51,621

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$349,862	$12,102	$(938)	$361,026
Operating expenses
Direct advertising expenses (1)	—	131,124	7,750	(581)	138,293
General and administrative expenses (1)	—	67,561	2,647	—	70,208
Corporate expenses (1)	—	20,605	393	—	20,998
Depreciation and amortization	—	54,349	2,491	—	56,840
Loss on disposition of assets	—	35	8,666	—	8,701
	—	273,674	21,947	(581)	295,040
Operating income (loss)	—	76,188	(9,845)	(357)	65,986
Equity in (earnings) loss of subsidiaries	(64,165)	—	—	64,165	—
Interest expense (income), net	33,578	(2)	336	(357)	33,555
Loss on debt extinguishment	15,429	—	—	—	15,429
Income (loss) before income tax expense	15,158	76,190	(10,181)	(64,165)	17,002
Income tax expense (2)	—	712	1,132	—	1,844
Net income (loss)	$15,158	$75,478	$(11,313)	$(64,165)	$15,158

Statement of Comprehensive Income
Net income (loss)	$15,158	$75,478	$(11,313)	$(64,165)	$15,158
Total other comprehensive loss, net of tax	—	—	(543)	—	(543)
Total comprehensive income (loss)	$15,158	$75,478	$(11,856)	$(64,165)	$14,615

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$20,980	$53,074	$16,079	$(50,594)	$39,539
Cash flows from investing activities:
Acquisitions	—	(66,423)	—	—	(66,423)
Capital expenditures	—	(25,413)	(538)	—	(25,951)
Proceeds from disposition of assets and investments	—	1,297	—	—	1,297
Investment in subsidiaries	(66,423)	—	—	66,423	—
(Increase) decrease in intercompany notes receivable	(10,470)	—	—	10,470	—
Decrease in notes receivable	2	—	—	—	2
Net cash (used in) provided by investing activities	(76,891)	(90,539)	(538)	76,893	(91,075)
Cash flows from financing activities:
Proceeds received from revolving credit facility	155,000	—	—	—	155,000
Payment on revolving credit facility	(255,000)	—	—	—	(255,000)
Principal payments on long-term debt	(7,210)	—	—	—	(7,210)
Proceeds from note offering	255,000	—	—	—	255,000
Payments on accounts receivable securitization program	—	—	(7,000)	—	(7,000)
Debt issuance costs	(4,256)	—	—	—	(4,256)
Intercompany loan (payments) proceeds	(7,000)	24,186	(6,716)	(10,470)	—
Distributions to non-controlling interest	—	—	(137)	—	(137)
Dividends (to) from parent	(104,597)	(50,594)	—	50,594	(104,597)
Contributions from (to) parent	30,970	66,423	—	(66,423)	30,970
Net cash provided by (used in) financing activities	62,907	40,015	(13,853)	(26,299)	62,770
Effect of exchange rate changes in cash and cash equivalents	—	—	100	—	100
Net increase in cash and cash equivalents	6,996	2,550	1,788	—	11,334
Cash and cash equivalents at beginning of period	4,029	11,655	5,310	—	20,994
Cash and cash equivalents at end of period	$11,025	$14,205	$7,098	$—	$32,328

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$9,747	$79,785	$(2,253)	$(58,656)	$28,623
Cash flows from investing activities:
Acquisitions	—	(6,637)	—	—	(6,637)
Capital expenditures	—	(21,939)	(1,313)	—	(23,252)
Proceeds from disposition of assets and investments	—	244	—	—	244
Proceeds received from insurance claims	—	—	790	—	790
Investment in subsidiaries	(6,637)	—	—	6,637	—
Decrease (increase) in intercompany notes receivable	18,633	—	—	(18,633)	—
Decrease (increase) in notes receivable	3	(1)	—	—	2
Net cash provided by (used in) investing activities	11,999	(28,333)	(523)	(11,996)	(28,853)
Cash flows from financing activities:
Proceeds received from revolving credit facility	112,000	—	—	—	112,000
Payment on revolving credit facility	(135,000)	—	—	—	(135,000)
Principal payments on long-term debt	(5,697)	(6)	—	—	(5,703)
Redemption of senior subordinated notes	(509,790)	—	—	—	(509,790)
Proceeds received from senior credit facility Term B loan	599,250	—	—	—	599,250
Debt issuance costs	(6,290)	—	—	—	(6,290)
Intercompany loan (payments) proceeds	—	—	(18,633)	18,633	—
Distributions to non-controlling interest	—	—	(118)	—	(118)
Dividends (to) from parent	(175,188)	(58,656)	—	58,656	(175,188)
Contributions from (to) parent	15,941	6,637	—	(6,637)	15,941
Net cash (used in) provided by financing activities	(104,774)	(52,025)	(18,751)	70,652	(104,898)
Effect of exchange rate changes in cash and cash equivalents	—	—	(297)	—	(297)
Net decrease in cash and cash equivalents	(83,028)	(573)	(21,824)	—	(105,425)
Cash and cash equivalents at beginning of period	86,546	1,625	26,800	—	114,971
Cash and cash equivalents at end of period	$3,518	$1,052	$4,976	$—	$9,546

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2018 Combined Form 10-K/A filed on February 26, 2019, as supplemented by any risk factors contained in our combined Quarterly Reports on Form 10-Q. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2019 and 2018. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash” for more information. During the three months ended March 31, 2019, the Company completed several acquisitions for a total cash purchase price of approximately $66.4 million. See—“Uses of Cash – Acquisitions” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.

The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, (in thousands)
	2019	2018
Total capital expenditures:
Billboard — traditional	$9,262	$6,787
Billboard — digital	11,619	8,302
Logos	1,412	2,452
Transit	1,179	372
Land and buildings	488	3,431
Operating equipment	1,991	1,908
Total capital expenditures	$25,951	$23,252

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

We define Adjusted EBITDA as net income before income tax expense (benefit), interest expense (income), loss (gain) on extinguishment of debt and investments, stock-based compensation, depreciation and amortization, gain or loss on disposition of assets and investments, and the impact of ASC 842 adoption.

FFO is defined as net income before gains or losses from the sale or disposal of real estate assets and investments and real estate related depreciation and amortization and including adjustments to eliminate unconsolidated affiliates and non-controlling interest.

We define AFFO as FFO before (i) straight-line revenue and expense; (ii) impact of ASC 842 adoption; (iii) stock-based compensation expense; (iv) non-cash portion of tax provision; (v) non-real estate related depreciation and amortization; (vi) amortization of deferred financing costs; (vii) loss on extinguishment of debt; (viii) non-recurring infrequent or unusual losses (gains); (ix) less maintenance capital expenditures; and (x) an adjustment for unconsolidated affiliates and non-controlling interest.

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

RESULTS OF OPERATIONS

Three Months ended March 31, 2019 compared to Three Months ended March 31, 2018

Net revenues increased $23.4 million or 6.5% to $384.5 million for the three months ended March 31, 2019 from $361.0 million for the same period in 2018. This increase was attributable primarily to an increase in billboard net revenues of $23.4 million over the same period in 2018, due to growth from acquired assets over the past twelve months.

For the three months ended March 31, 2019, there was an $8.1 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2018, which represents an increase of 2.2%. See “Reconciliations” below. The $8.1 million increase in revenue is primarily due to a $7.9 million increase in billboard revenue which is largely due to an increase in digital revenue as compared to the same period in 2018.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, increased $7.2 million, or 3.1% to $236.8 million for the three months ended March 31, 2019 from $229.6 million in the same period in 2018. The $7.2 million increase over the prior year is comprised of a $16.3 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $5.3 million reduction in stock-based compensation and a $3.8 million reduction in direct expenses related to the adoption of ASC 842.

Depreciation and amortization expense increased $4.7 million to $61.5 million for the three months ended March 31, 2019 as compared to $56.8 million for the same period in 2018, primarily related to the addition of approximately $398.1 million of depreciable assets acquired through acquisitions and $120.3 million in capitalized expenditures since April 1, 2018.

For the three months ended March 31, 2019, the Company recognized a gain on disposition of assets of $4.6 million primarily resulting from an amendment of a transit contract in the first quarter of 2019.  The $4.6 million gain represents an increase of $13.3 million over the same period in 2018, primarily due to the Company’s loss on the sale of its Puerto Rico assets of $7.5 million in 2018.

Due to the above factors, operating income increased by $24.9 million to $90.8 million for the three months ended March 31, 2019 as compared to $65.9 million for the same period in 2018.

The Company did not recognize any losses on debt extinguishment during the three months ended March 31, 2019 as compared to the same period in 2018, whereby the Company recorded a $15.4 million loss on debt extinguishment related to Lamar Media’s prepayment of its 5 7/8% Notes.

Interest expense increased $4.0 million for the three months ended March 31, 2019 to $37.6 million as compared to $33.6 million for the three months ended March 31, 2018.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2018 and a slight increase in interest rates.

The increase in operating income, decrease in loss on debt extinguishment offset by the increase in interest expense described above resulted in a $36.4 million increase in net income before income taxes. The effective tax rate for the three months ended March 31, 2019 was 3.9%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended March 31, 2019 of $51.3 million, as compared to net income of $15.1 million for the same period in 2018.

Reconciliations:

Because acquisitions occurring after December 31, 2017 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2018 acquisition-adjusted net revenue, which adjusts our 2018 net revenue for the three months ended March 31, 2018 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2019.

Reconciliations of 2018 reported net revenue to 2018 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2018 acquisition-adjusted net revenue to 2019 reported net revenue for the three months ended March 31, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2019	2018
	(in thousands)
Reported net revenue	$384,457	$361,026
Acquisition net revenue	—	15,300
Adjusted totals	$384,457	$376,326

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$51,253	$15,052	$36,201	240.5%
Income tax expense	2,088	1,844	244
Loss on debt extinguishment	—	15,429	(15,429)
Interest expense (income), net	37,442	33,555	3,887
(Gain) loss on disposition of assets	(4,624)	8,701	(13,325)
Depreciation and amortization	61,506	56,840	4,666
Impact of ASC 842 adoption	(3,774)	—	(3,774)
Stock-based compensation expense	2,233	7,514	(5,281)
Adjusted EBITDA	$146,124	$138,935	$7,189	5.2%

Adjusted EBITDA for the three months ended March 31, 2019 increased 5.2% to $146.1 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) of $17.5 million, and was offset by an increase in total general and administrative and corporate expenses of $10.3 million, excluding the impact of stock-based compensation expense.

 Net Income/FFO/AFFO

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$51,253	$15,052	$36,201	240.5%
Depreciation and amortization related to real estate	58,000	53,725	4,275
(Gain) loss from sale or disposal of real estate assets, net of taxes of $0 and $935 in 2019 and 2018, respectively	(4,474)	9,693	(14,167)
Adjustments for unconsolidated affiliates and non-controlling interest	198	195	3
FFO	$104,977	$78,665	$26,312	33.4%
Straight line income	(236)	(277)	41
Impact of ASC 842 adoption	(3,774)	—	(3,774)
Stock-based compensation expense	2,233	7,514	(5,281)
Non-cash portion of tax provision	792	(1,022)	1,814
Non-real estate related depreciation and amortization	3,506	3,115	391
Amortization of deferred financing costs	1,332	1,242	90
Loss on extinguishment of debt	—	15,429	(15,429)
Capital expenditures – maintenance	(9,707)	(8,125)	(1,582)
Adjustments for unconsolidated affiliates and non-controlling interest	(198)	(195)	(3)
AFFO	$98,925	$96,346	$2,579	2.7%

FFO for the three months ended March 31, 2019 increased 33.4% to $105.0 million as compared to FFO of $78.7 million for the same period in 2018. AFFO for the three months ended March 31, 2019 increased 2.7% to $98.9 million as compared to $96.3 million for the same period in 2018. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) offset by increases in interest expense and the total of  general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

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

Sources of Cash

Total Liquidity. As of March 31, 2019 we had approximately $389.7 million of total liquidity, which is comprised of approximately $32.8 million in cash and cash equivalents and approximately $356.9 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the three months ended March 31, 2019 and 2018 our cash provided by operating activities was $60.7 million and $40.8 million, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2019 over the same period in 2018 relates to an increase in revenues offset by an increase in operating expenses (excluding depreciation and amortization), and a net decrease in operating assets and liabilities. We expect to generate cash flows from operations during 2019 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.

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

As of March 31, 2019 there were $168.0 million of outstanding aggregate borrowings under the Accounts Receivable Securitization Program at a borrowing rate of approximately 3.8%.

“At-the-Market” Offering Program. On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC and SunTrust Robinson Humphrey, Inc. as our sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $.001 per share (the “Class A Common Stock”), having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals.  Sales of the Class A Common Stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A Common Stock, or sales made to or through a market maker other than on an exchange.  The Company has no obligation to sell any of the Class A Common Stock under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement.  The Company intends to use the net proceeds, if any, from the sale of the Class A Common Stock pursuant to the Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments.   During the three months ended March 31, 2019, the Company did not issue any shares under this program.

Shelf Registration Statement. On August 6, 2018, we filed an automatically effective shelf registration statement (No. 333-226614) that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  During the three months ended March 31, 2019, the Company did not issue any shares under this shelf registrations, however, we may issue additional shares under the shelf registration statement in the future in connection with future acquisitions or for other general corporate purposes.

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

As of March 31, 2019 the aggregate balance outstanding under the senior credit facility was approximately $1.184 billion, consisting of $410.6 million outstanding in Term A loans, $593.4 million in Term B loans (net of $0.6 million of original issue discount) and $180.0 million in revolving credit loans.  In addition, Lamar Media had approximately $356.9 million of unused capacity under the revolving credit facility included in the senior credit facility.

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

Restrictions Under Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding $535.0 million 5% Senior Subordinated Notes issued in October 2012 (the “5% Senior Subordinated Notes”), $510.0 million 5 3/8% Senior Notes issued in January 2014 (the “5 3/8% Senior Notes”) and the $650.0 million 5 3/4% Senior Notes issued in January 2016 and February 2019 (the “5 3/4%  Senior Notes”).

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

•

certain purchase money indebtedness and capitalized lease obligations to acquire or lease property in the ordinary course of business that cannot exceed the greater of $50.0 million or 5% of Lamar Media’s net tangible assets; and

•	additional debt not to exceed $75.0 million.

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At March 31, 2019 and currently, we were in compliance with all such tests under the senior credit facility.

Lamar Media must maintain a secured debt ratio, defined as total consolidated secured debt of Lamar Advertising, Lamar Media and its restricted subsidiaries, minus the lesser of (x) $150.0 million and (y) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries to EBITDA, as defined below, for the period of four consecutive fiscal quarters then ended, of less than or equal to 3.5 to 1.0.

Lamar Media is restricted from incurring additional indebtedness subject to exceptions, one of which is that it may incur additional indebtedness not exceeding the greater of $250.0 million or 6% of its total assets.

Lamar Media is also restricted from incurring additional unsecured senior indebtedness under certain circumstances unless, after giving effect to the incurrence of such indebtedness, it is in compliance with the secured debt ratio covenant and its senior debt ratio, defined as (a) total consolidated debt (excluding subordinated debt) of Lamar Advertising, Lamar Media and its restricted subsidiaries as of any date minus the lesser of (i) $150.0 million and (ii) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries to (b) EBITDA, as defined below, for the most recent four fiscal quarters then ended, is less than 4.5 to 1.0.

Lamar Media is also restricted from incurring additional subordinated indebtedness under certain circumstances unless, after giving effect to the incurrence of such indebtedness, it is in compliance with the secured debt ratio covenant and its total debt ratio, defined as (a) total consolidated debt (including subordinated debt) of Lamar Advertising, Lamar Media and its restricted subsidiaries as of any date minus the lesser of (i) $150.0 million and (ii) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries to (b) EBITDA, as defined below, for the most recent four fiscal quarters then ended, is less than 6.5 to 1.0.

Under the senior credit facility, “EBITDA” means, for any period, operating income for Lamar Advertising, Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated (A) before (i) taxes, (ii) interest expense, (iii) depreciation, (iv) amortization, (v) any other non-cash income or charges accrued for such period, (vi) charges and expenses in connection with the senior credit facility, any actual or proposed acquisition, disposition or investment (excluding, in each case, purchases and sales of advertising space and operating assets in the ordinary course of business) and any actual or proposed offering of securities, incurrence or repayment of indebtedness (or amendment to any agreement relating to indebtedness), including any refinancing thereof, or recapitalization and (vii) any loss or gain relating to amounts paid or earned in cash prior to the stated settlement date of any swap agreement that has been reflected in operating income for such period) and (B) after giving effect to the amount of cost savings, operating expense reductions and other operating improvements or synergies projected by Lamar Media in good faith to be realized as a result of any acquisition, investment, merger, amalgamation or disposition within 18 months of any such acquisition, investment, merger, amalgamation or disposition, net of the amount of actual benefits realized during such period from such action; provided, (a) the aggregate amount for all such cost savings, operating expense reductions and other operating improvements or synergies will not exceed an amount equal to 15% of EBITDA for the applicable four quarter period and (b) any such adjustment to EBITDA may only take into account cost savings, operating expense reductions and other operating improvements or synergies that are (I) directly attributable to such acquisition, investment, merger, amalgamation or disposition, (II) expected to have a continuing impact on Lamar Media and its restricted subsidiaries and (III) factually supportable, in each case all as certified by the chief financial officer of Lamar Media) on behalf of Lamar Media, and excluding (except to the extent received or paid in cash by Lamar Advertising, Lamar Media or any of its restricted subsidiaries (other than the special purpose subsidiaries) income or loss attributable to equity in affiliates for such period), excluding any extraordinary and unusual gains or losses during such period, and excluding the proceeds of any casualty events and dispositions. For purposes hereof, the effect thereon of any adjustments required under Statement of Financial Accounting Standards No. 141R shall be excluded.  If during any period for which EBITDA is being determined, Lamar Media has consummated any acquisition or disposition, EBITDA will be determined on a pro forma basis as if such acquisition or disposition had been made or consummated on the first day of such period.

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

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions were approximately $26.0 million for the three months ended March 31, 2019. We anticipate our 2019 total capital expenditures will be approximately $128.0 million.

Acquisitions. During the three months ended March 31, 2019, the Company completed acquisitions for an aggregate purchase price of approximately $66.4 million, which were financed using available cash on hand or borrowings under its revolving credit facility.

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

Term Loans. The Term A loans mature on May 15, 2022 and the Term B loans mature on March 16, 2025.  The remaining quarterly installments scheduled to be paid on each June 30, September 30, December 31 and March 31 are as follows:

	Term A	Term B
Principal Payment Date	( in thousands)
June 30, 2019	$5,625	$1,500
September 30, 2019-June 30, 2020	$8,438	$1,500
September 30, 2020-March 31, 2022	$16,875	$1,500
Term A Loan Maturity May 15, 2022	$253,125	$—
June 30, 2022-December 31, 2024	$—	$1,500
Term B Loan Maturity March 16, 2025	$—	$559,500

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

Dividends. On February 28, 2019, Lamar Advertising’s Board of Directors declared a quarterly cash dividend of $0.96 per share, paid on March 29, 2019 to its stockholders of record of its Class A common stock and Class B common stock on March 15, 2019. The Company expects aggregate quarterly distributions to stockholders in 2019 will total $3.84 per common share.

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Commitments and Contingencies

In our Annual Report on Form 10-K/A for the year ended December 31, 2018, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Debt Service and Contractual Obligations,” we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three months ended March 31, 2019.

Critical Accounting Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The presentation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. Except as described below, there have been no material changes to the critical accounting policies and estimates as previously disclosed in ITEM 7 of our 2018 Combined Form 10-K/A.

The policy below is critical because it requires management to make estimates and judgements about the carrying values of the assets and liabilities that are subjective, complex and are subject to an inherent degree of uncertainty. Actual results may differ from our estimates.

Leases. We adopted the new lease standard on January 1, 2019 and recognized operating lease right of use assets and operating lease liabilities that have not been previously recorded. The Company has approximately 75,000 operating leases for land at our outdoor sites, logo structures, transit contracts, buildings and vehicles. We recorded an operating lease right of use asset of $1.292 billion and operating lease liability of $1.204 billion as of March 31, 2019 for these agreements.

The Company discounts its remaining non-cancelable lease payments using either an interest rate implicit in the lease or our collateralized incremental borrowing rate. The collateralized incremental borrowing rate is determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term.

The Company is also required to assess a reasonably certain lease term for each lease at lease commencement, modification or if there is a change in relevant facts or circumstances of the lease. The reasonably certain lease term is assessed based on information available at the time of lease commencement, modification or change in relevant facts or circumstances. Our lease terms include the non-cancelable period of the lease plus any additional periods covered by either the Company’s option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor.

Due to the adoption of the lease standard, our prepaid lease expenses and accrued lease expenses are now recorded as an increase or decrease to our operating lease right of use assets.

Accounting Standards Update

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10 and ASU No. 2019-01, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

We adopted the new standard effective January 1, 2019 using a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application. An entity was permitted to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We adopted the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provided a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected the practical expedient pertaining to land easements.  We also elected the short-term lease recognition exemption for certain of our vehicle agreements. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities.

Upon adoption, we recognized additional operating liabilities of $1.2 billion, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for our existing operating leases. The Company did not have any changes to its opening balance of retained earnings for the adoption of this update.

Other recently released pronouncements

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

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2019 and 2018. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Three Months ended March 31, 2019 compared to Three Months ended March 31, 2018

Net revenues increased $23.4 million or 6.5% to $384.5 million for the three months ended March 31, 2019 from $361.0 million for the same period in 2018. This increase was attributable primarily to an increase in billboard net revenues of $23.4 million over the same period in 2018, due to growth from acquired assets over the past twelve months.

For the three months ended March 31, 2019, there was an $8.1 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2018, which represents an increase of 2.2%. See “Reconciliations” below. The $8.1 million increase in revenue is primarily due to a $7.9 million increase in billboard revenue which is largely due to an increase in digital revenue as compared to the same period in 2018.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, increased $7.2 million, or 3.1% to $236.7 million for the three months ended March 31, 2019 from $229.5 million in the same period in 2018. The $7.2 million increase over the prior year is comprised of a $16.3 million increase in total direct, general and administrative and corporate expenses

(excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $5.3 million reduction in stock-based compensation and a $3.8 million reduction in direct expenses related to the adoption of ASC 842.

Depreciation and amortization expense increased $4.7 million to $61.5 million for the three months ended March 31, 2019 as compared to $56.8 million for the same period in 2018, primarily related to the addition of approximately $398.1 million of depreciable assets acquired through acquisitions and $120.3 million in capitalized expenditures since April 1, 2018.

For the three months ended March 31, 2019, Lamar Media recognized a gain on disposition of assets of $4.6 million primarily resulting from an amendment of a transit contract in the first quarter of 2019.  The $4.6 million gain represents an increase of $13.3 million over the same period in 2018, primarily due to the Company’s loss on the sale of its Puerto Rico assets of $7.5 million in 2018.

Due to the above factors, operating income increased by $24.9 million to $90.9 million for the three months ended March 31, 2019 as compared to $66.0 million for the same period in 2018.

Lamar Media did not recognize any losses on debt extinguishment during the three months ended March 31, 2019 as compared to the same period in 2018, whereby Lamar Media recorded a $15.4 million loss on debt extinguishment related to its prepayment of its 5 7/8% Notes.

Interest expense increased $4.0 million for the three months ended March 31, 2019 to $37.6 million as compared to $33.6 million for the three months ended March 31, 2018.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2018 and a slight increase in interest rates.

The increase in operating income, decrease in loss on debt extinguishment offset by the increase in interest expense described above resulted in a $36.4 million increase in net income before income taxes. The effective tax rate for the three months ended March 31, 2019 was 3.9%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended March 31, 2019 of $51.4 million, as compared to net income of $15.2 million for the same period in 2018.

Reconciliations:

Because acquisitions occurring after December 31, 2017 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2018 acquisition-adjusted net revenue, which adjusts our 2018 net revenue for the three months ended March 31, 2018 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2019.

Reconciliations of 2018 reported net revenue to 2018 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2018 acquisition-adjusted net revenue to 2019 reported net revenue for the three months ended March 31, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2019	2018
	(in thousands)
Reported net revenue	$384,457	$361,026
Acquisition net revenue	—	15,300
Adjusted totals	$384,457	$376,326

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$51,362	$15,158	$36,204	238.8%
Income tax expense	2,088	1,844	244
Loss on debt extinguishment	—	15,429	(15,429)
Interest expense (income), net	37,442	33,555	3,887
(Gain) loss on disposition of assets	(4,624)	8,701	(13,325)
Depreciation and amortization	61,506	56,840	4,666
Impact of ASC 842 adoption	(3,774)	—	(3,774)
Stock-based compensation expense	2,233	7,514	(5,281)
Adjusted EBITDA	$146,233	$139,041	$7,192	5.2%

Adjusted EBITDA for the three months ended March 31, 2019 increased 5.2% to $146.2 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) of $17.5 million, and was offset by an increase in total general and administrative and corporate expenses of $10.3 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$51,362	$15,158	$36,204	238.8%
Depreciation and amortization related to real estate	58,000	53,725	4,275
(Gain) loss from sale or disposal of real estate, net of tax of $0 and $935 in 2019 and 2018, respectively	(4,474)	9,693	(14,167)
Adjustments for unconsolidated affiliates and non-controlling interest	198	195	3
FFO	$105,086	$78,771	$26,315	33.4%
Straight line income	(236)	(277)	41
Impact of ASC 842 adoption	(3,774)	—	(3,774)
Stock-based compensation expense	2,233	7,514	(5,281)
Non-cash portion of tax provision	792	(1,022)	1,814
Non-real estate related depreciation and amortization	3,506	3,115	391
Amortization of deferred financing costs	1,332	1,242	90
Loss on extinguishment of debt	—	15,429	(15,429)
Capital expenditures – maintenance	(9,707)	(8,125)	(1,582)
Adjustments for unconsolidated affiliates and non-controlling interest	(198)	(195)	(3)
AFFO	$99,034	$96,452	$2,582	2.7%

FFO for the three months ended March 31, 2019 increased 33.4% to $105.1 million as compared to FFO of $78.8 million for the same period in 2018. AFFO for the three months ended March 31, 2019 increased 2.7% to $99.0 million as compared to $96.5 million for the same period in 2018. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) offset by increases in interest expense and the total of  general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2019, and should be read in conjunction with Note 11 of the Notes to the Company’s Consolidated Financial Statements.

Lamar Media has variable-rate debt outstanding under its senior credit facility and its Accounts Receivable Securitization Program.  Because interest rates may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in interest rates may have on the applicable borrowings outstanding.  Increases in the interest rates applicable to these borrowings would result in increased interest expense and a reduction in the Company’s net income.

At March 31, 2019 there was approximately $1.352 billion of indebtedness outstanding under the senior credit facility and Accounts Receivable Securitization Program, or approximately 44.3% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2019 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $14.5 million, and the weighted average interest rate applicable to these borrowings during 2019 was 4.2%. Assuming that the weighted average interest rate was 200 basis points higher (that is 6.2% rather than 4.2%), then the Company’s 2019 interest expense would have increased by approximately $6.7 million for the three months ended March 31, 2019.

The Company attempted to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the senior credit facility to fix the interest applicable to its borrowings at an amount equal to Adjusted LIBO Rate or Adjusted Base Rate plus the applicable margin for periods of up to twelve months (in certain cases with the consent of the lenders), which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.

ITEM 4.	CONTROLS AND PROCEDURES

a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods. In management’s evaluation during the three months ended March 31, 2019, the Company has excluded an assessment of the effectiveness of the design and operation of controls and procedures related to the operation of Fairway Outdoor Advertising (“Fairway”) assets which were purchased by the Company on December 21, 2018.  During the three months ended March 31, 2019, the net revenue of the Fairway assets was $15.5 million which was 4.0% of our total net revenues.  As of March 31, 2019, the total assets of Fairway acquired by the Company amounted to $459.6 million (including goodwill of $139.0 million) which was 7.9% of the Company’s total assets.

b) Changes in Internal Control Over Financial Reporting.

Beginning January 1, 2019, we adopted ASU No. 2016-02, “Leases ( Codified as ASC 842),” which resulted in recording operating lease liabilities and operating right-of-use assets on our condensed consolidated balance sheet. As a result, we implemented changes to our internal controls related to leases for the three months ended March 31, 2019. These changes include implementing updated accounting policies affected by ASC 842 and implementing a new information technology application to calculate our operating lease right-of-use assets and operating lease liabilities and required disclosures.

There were no other changes in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) of the Company and Lamar Media identified in connection with the evaluation of the Company’s and Lamar Media’s internal control performed during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s and Lamar Media’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our combined Annual Report on Form 10-K/A for the year ended December 31, 2018, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock. There have been no material changes to our risk factors since our combined Annual Report on Form 10-K/A for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description

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

4.1

Supplemental Indenture, dated as of February 1, 2019, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5 3/4% Senior Notes due 2026. Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on February 6, 2019 and incorporated herein by reference.

4.2

Supplemental Indenture to the Indenture dated as of  October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 22, 2019, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023. Filed herewith.

4.3

Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 22, 2019, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023. Filed herewith.

4.4

Supplemental Indenture to the Indenture dated as of January 10, 2014, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 22, 2019, relating to Lamar Media’s 5 3/8% Senior Notes due 2024. Filed herewith.

4.5

Supplemental Indenture to the Indenture dated as of January 10, 2014, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 22, 2019, relating to Lamar Media’s 5 3/8% Senior Notes due 2024. Filed herewith.

4.6

Supplemental Indenture to the Indenture dated as of January 28, 2016, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 22, 2019, relating to Lamar Media’s 5 3/4% Senior Notes due 2026. Filed herewith.

4.7

Supplemental Indenture to the Indenture dated as of January 28, 2016, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 22, 2019, relating to Lamar Media’s 5 3/4% Senior Notes due 2026. Filed herewith.

10.1

Incremental Amendment No. 1, dated January 17, 2019, by and among Lamar Media, Lamar Advertising, the subsidiary guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent. Previously filed as Exhibit 10.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on January 22, 2019 and incorporated herein by reference.

10.2

Registration Rights Agreement, dated as of February 1, 2019, between Lamar Media, the Guarantors named therein and J.P. Morgan Securities LLC, as representative for the Initial Purchasers named therein. Previously filed as Exhibit 10.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on February 6, 2019 and incorporated herein by reference.

10.3

Joinder Agreement, dated as of January 15, 2019, to the Third Amended and Restated Credit Agreement dated as of May 15, 2017, as amended, among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by FMG Outdoor Holdings, LLC, Lamar-Fairway Blocker 1, Inc., Lamar-Fairway Blocker 2, Inc., Magic Media, Inc., Fairway Media Group, LLC, Fairway Outdoor Advertising, LLC, Fairway Outdoor Funding Holdings, LLC, Fairway Outdoor Funding, LLC, MCC Outdoor, LLC, Magic Media Real Estate, LLC, FMO Real Estate, LLC, Douglas Outdoor Advertising of GA., Inc., Olympus Media/Indiana, LLC and Fairway CCO Indiana, LLC. Filed herewith.

Exhibit Number	Description
10.4

Joinder Agreement, dated as of January 15, 2019, to the Third Amended and Restated Credit Agreement dated as of May 15, 2017, as amended, among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by  New Hampshire Logos, L.L.C. Filed herewith.

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

101

The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2019 and 2018 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018 of the Company and Lamar Media, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 of the Company and Lamar Media, and (v) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: May 2, 2019	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: May 2, 2019	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer