Form 10-Q
period 2019-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2019-08-07
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of August 1, 2019: 85,956,465

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of August 1, 2019: 14,420,085

The number of shares of Lamar Media Corp. common stock outstanding as of August 1, 2019: 100

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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K/A for the year ended December 31, 2018 of the Company and Lamar Media (the “2018 Combined Form 10-K/A”), filed on February 26, 2019 and as such risk factors may be updated or supplemented, from time to time, in our combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,254	$21,494
Receivables, net of allowance for doubtful accounts of $13,643 and $11,161 in 2019 and 2018, respectively	249,281	235,576
Prepaid lease and contract expenses	—	80,684
Other current assets	35,624	25,915
Total current assets	302,159	363,669
Property, plant and equipment	3,596,390	3,525,725
Less accumulated depreciation and amortization	(2,280,132)	(2,230,677)
Net property, plant and equipment	1,316,258	1,295,048
Operating lease right of use assets	1,290,963	—
Goodwill	1,882,553	1,919,386
Intangible assets	953,710	915,453
Other assets	53,522	51,085
Total assets	$5,799,165	$4,544,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$16,152	$21,246
Current maturities of long-term debt, net of deferred financing costs of $6,016 and $5,245 in 2019 and 2018, respectively	209,696	204,120
Current operating lease liabilities	172,408	—
Accrued expenses	79,674	122,467
Deferred income	126,545	107,202
Total current liabilities	604,475	455,035
Long-term debt, net of deferred financing costs of $21,368 and $20,619 in 2019 and 2018, respectively	2,762,806	2,684,568
Operating lease liabilities	1,030,915	—
Deferred income tax liabilities	4,717	20,734
Asset retirement obligation	224,234	222,989
Other liabilities	32,723	29,531
Total liabilities	4,659,870	3,412,857
Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2019 and 2018	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized; 86,190,180 and 85,551,595 shares issued at 2019 and 2018, respectively; 85,689,442 and 85,162,692 outstanding at 2019 and 2018, respectively	86	86
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2019 and 2018	14	14
Additional paid-in capital	1,890,555	1,852,421
Accumulated comprehensive income	558	12
Accumulated deficit	(717,824)	(695,337)
Cost of shares held in treasury, 500,738 and 388,903 shares at 2019 and 2018, respectively	(34,094)	(25,412)
Stockholders’ equity	1,139,295	1,131,784
Total liabilities and stockholders’ equity	$5,799,165	$4,544,641

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Statements of Income
Net revenues	$448,742	$419,800	$833,199	$780,826
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	146,390	140,784	286,860	279,077
General and administrative expenses (exclusive of depreciation and amortization)	78,416	69,686	157,709	139,894
Corporate expenses (exclusive of depreciation and amortization)	18,674	20,147	35,703	41,251
Depreciation and amortization	61,693	55,322	123,199	112,162
(Gain) loss on disposition of assets	(537)	(1,843)	(5,161)	6,858
	304,636	284,096	598,310	579,242
Operating income	144,106	135,704	234,889	201,584
Other expense (income)
Loss on extinguishment of debt	—	—	—	15,429
Interest income	(232)	(132)	(385)	(156)
Interest expense	38,322	31,892	75,917	65,471
	38,090	31,760	75,532	80,744
Income before income tax expense	106,016	103,944	159,357	120,840
Income tax (benefit) expense	(12,380)	3,513	(10,292)	5,357
Net income	118,396	100,431	169,649	115,483
Cash dividends declared and paid on preferred stock	91	91	182	182
Net income applicable to common stock	$118,305	$100,340	$169,467	$115,301
Earnings per share:
Basic earnings per share	$1.18	$1.02	$1.70	$1.17
Diluted earnings per share	$1.18	$1.02	$1.69	$1.17
Cash dividends declared per share of common stock	$0.96	$0.91	$1.92	$1.82
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	100,012,827	98,532,110	99,862,452	98,417,467
Weighted average common shares outstanding diluted	100,222,082	98,834,588	100,058,054	98,725,475
Statements of Comprehensive Income
Net income	$118,396	$100,431	$169,649	$115,483
Other comprehensive income (loss)
Foreign currency translation adjustments	287	(277)	546	(820)
Comprehensive income	$118,683	$100,154	$170,195	$114,663

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2018	$—	86	14	(25,412)	1,852,421	12	(695,337)	$1,131,784
Non-cash compensation	—	—	—	—	1,178	—	—	1,178
Issuance of 286,350 shares of common stock through performance stock awards	—	—	—	—	19,919	—	—	19,919
Exercise of 186,521 shares of stock options	—	—	—	—	7,352	—	—	7,352
Issuance of 44,161 shares of common stock through employee purchase plan	—	—	—	—	2,521	—	—	2,521
Purchase of 111,835 shares of treasury stock	—	—	—	(8,682)	—	—	—	(8,682)
Foreign currency translation	—	—	—	—	—	259	—	259
Net income	—	—	—	—	—	—	51,253	51,253
Dividends/distributions to common shareholders ($0.96 per common share)	—	—	—	—	—	—	(95,915)	(95,915)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2019	$—	86	14	(34,094)	1,883,391	271	(740,090)	$1,109,578
Non-cash compensation	—	—	—	—	1,425	—	—	1,425
Exercise of 85,379 shares of stock options	—	—	—	—	3,943	—	—	3,943
Issuance of shares 31,455 of common stock through employee purchase plan	—	—	—	—	1,796	—	—	1,796
Foreign currency translation	—	—	—	—	—	287	—	287
Net income	—	—	—	—	—	—	118,396	118,396
Dividends/distributions to common shareholders ($0.96 per common share)	—	—	—	—	—	—	(96,039)	(96,039)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, June 30, 2019	$—	86	14	(34,094)	1,890,555	558	(717,824)	$1,139,295

See accompanying notes to condensed consolidated financial statements

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2017	$—	84	14	(21,300)	1,762,499	1,302	(639,106)	$1,103,493
Non-cash compensation	—	—	—	—	956	—	—	956
Issuance of 150,259 shares of common stock through performance stock awards	—	—	—	—	11,012	—	—	11,012
Exercise of 54,480 shares of stock options	—	—	—	—	1,836	—	—	1,836
Issuance of 39,514 shares of common stock through employee purchase plan	—	—	—	—	2,138	—	—	2,138
Purchase of 57,619 shares of treasury stock	—	—	—	(4,112)	—	—	—	(4,112)
Foreign currency translation	—	—	—	—	—	(543)	—	(543)
Net income	—	—	—	—	—	—	15,052	15,052
Dividends/distributions to common shareholders ($0.91 per common share)	—	—	—	—	—	—	(89,542)	(89,542)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2018	$—	84	14	(25,412)	1,778,441	759	(713,687)	$1,040,199
Non-cash compensation	—	—	—	—	1,302	—	—	1,302
Exercise of 132,898 shares of stock options	—	—	—	—	5,001	—	—	5,001
Issuance of 28,864 shares of common stock through employee purchase plan	—	—	—	—	1,676	—	—	1,676
Issuance of 213,276 shares of common stock for cash	—	1	—	—	15,061	—	—	15,062
Foreign currency translation	—	—	—	—	—	(277)	—	(277)
Net income	—	—	—	—	—	—	100,431	100,431
Dividends/distributions to common shareholders ($0.91 per common share)	—	—	—	—	—	—	(89,783)	(89,783)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, June 30, 2018	$—	85	14	(25,412)	1,801,481	482	(703,130)	$1,073,520

See accompanying notes to condensed consolidated financial statements

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$169,649	$115,483
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	123,199	112,162
Stock-based compensation	7,506	14,121
Amortization included in interest expense	2,670	2,448
(Gain) loss on disposition of assets and investments	(5,161)	6,858
Loss on extinguishment of debt	—	15,429
Deferred tax (benefit) expense	(15,121)	437
Provision for doubtful accounts	4,657	3,940
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(19,103)	(30,891)
Prepaid lease expenses	20,173	(25,717)
Other assets	(11,108)	(4,559)
Increase (decrease) in:
Trade accounts payable	1,520	908
Accrued expenses	(13,528)	(16,956)
Operating lease liabilities	(45,836)	—
Other liabilities	17,532	22,121
Net cash provided by operating activities	237,049	215,784
Cash flows from investing activities:
Acquisitions	(78,141)	(16,165)
Capital expenditures	(60,560)	(52,473)
Proceeds received from property insurance claims	—	3,804
Proceeds from disposition of assets and investments	2,100	3,407
(Increase) decrease of notes receivable	(544)	5
Net cash used in investing activities	(137,145)	(61,422)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(8,682)	(4,112)
Net proceeds from issuance of common stock	15,612	25,723
Principal payments on long term debt	(14,421)	(12,911)
Payments on revolving credit facility	(375,000)	(270,000)
Proceeds received from revolving credit facility	220,000	190,000
Redemption of senior subordinated notes	—	(509,790)
Proceeds received from note offering	255,000	—
Proceeds received from accounts receivable securitization program	9,000	—
Payments on accounts receivable securitization program	(9,000)	—
Proceeds received from senior credit facility Term B loan	—	599,250
Debt issuance costs	(4,435)	(6,349)
Distributions to non-controlling interest	(285)	(241)
Dividends/distributions	(192,136)	(261,132)
Net cash used in financing activities	(104,347)	(249,562)
Effect of exchange rate changes in cash and cash equivalents	203	(683)
Net decrease in cash and cash equivalents	(4,240)	(95,883)
Cash and cash equivalents at beginning of period	21,494	115,471
Cash and cash equivalents at end of period	$17,254	$19,588
Supplemental disclosures of cash flow information:
Cash paid for interest	$66,968	$74,352
Cash paid for foreign, state and federal income taxes	$9,260	$5,660

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

Due to the transition of our advertising space contracts into ASC 606 we are now required to capitalize our costs to fulfill a contract and expense the costs over the contract period. These costs include our costs to install advertising copy onto billboards. These costs were expensed as incurred under ASC 840. During the period ended June 30, 2019, we capitalized $12,562 of costs to fulfill a contract which is included in other current assets on the Condensed Consolidated Balance Sheets, net of expensed costs of $4,258. The expensed costs are recorded in direct advertising expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

The following table presents our disaggregated revenue by source including both revenues accounted for under ASC 840 and ASC 606 for the three and six months ended June 30, 2019 and June 30, 2018.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Billboard Advertising	$393,798	$365,367	$729,993	$678,170
Logo Advertising	21,811	21,378	41,723	42,007
Transit Advertising	33,133	33,055	61,483	60,649
Net Revenues	$448,742	$419,800	$833,199	$780,826

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

During the three and six months ended June 30, 2019, we had operating lease costs of $77,816 and $155,166, respectively, and variable lease costs of $18,933 and $36,017, respectively, which are recorded in direct advertising expenses (exclusive of depreciation and amortization). Also, for the three and six months ended June 30, 2019, we recorded a loss of $193 and gain of $3,911, respectively, in (gain) loss of disposition of assets related to the amendment and termination of lease agreements. Cash payments of $180,487 were made reducing our operating lease liabilities for the six months ended June 30, 2019 and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets (ROU assets) or lease liabilities for agreements with a term of twelve months or less. We recorded $1,097 and $2,226 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three and six months ended June 30, 2019, respectively.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Our operating leases have a weighted-average remaining lease term of 12.0 years. The weighted-average discount rate of our operating leases is 4.85%. Also, during the period ended June 30, 2019, we obtained $8,671 of leased assets in exchange for new operating lease liabilities.

The following is a summary of the maturities of our operating lease liabilities as of June 30, 2019:

2019	$105,835
2020	202,776
2021	176,523
2022	154,795
2023	131,925
Thereafter	829,245
Total undiscounted operating lease payments	1,601,099
Less: Imputed interest	(397,776)
Total operating lease liabilities	$1,203,323

The following is a summary of minimum annual rental payments required under our operating lease that have original or remaining lease terms in excess of one year as of December 31, 2018:

2019	$254,866
2020	$188,138
2021	$165,642
2022	$144,814
2023	$122,814
Thereafter	$819,004

4. Acquisitions

Six months ended June 30, 2019

During the six months ended June 30, 2019, the Company completed several acquisitions of outdoor advertising assets for a net purchase price of $78,141. This amount includes $79,451 of outdoor advertising assets purchased in 2019, offset by $1,310 in post-closing adjustments to acquired working capital related to the purchase of Fairway in 2018.

Each of these acquisitions was accounted for under the acquisition method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition.

The following is a summary of the allocation of the acquisition costs in the above transactions.

Total
Property, plant and equipment	$16,094
Site locations	54,386
Non-competition agreements	150
Customer lists and contracts	9,166
Asset acquisition costs	583
Current assets	736
Current liabilities	(164)
Other liabilities	(1,500)
$79,451

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Total acquired intangible assets for the six months ended June 30, 2019 were $64,285, of which $0 was assigned to goodwill. The acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $9,166 (7 year weighted average useful life) and site locations of $54,386 (15 year weighted average useful life). The aggregate amortization expense related to the 2019 acquisitions for the six months ended June 30, 2019 was approximately $1,592.

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

As of June 30, 2019, our fair value allocation of the assets acquired and liabilities assumed from Fairway is still considered preliminary and is subject to revision, which may result in adjustments to this allocation. We expect to finalize these amounts as soon as possible but not later than the end of 2019. In order to develop our updated preliminary fair values, the Company utilized a third party valuation firm to develop a fair value model which is currently under review by Management.  Our updated preliminary fair value allocation of Fairway as of June 30, 2019 includes property, plant and equipment, intangibles and goodwill of $99,386, $186,130 and $145,188, respectively. As of June 30, 2019, goodwill was adjusted $36,929 due to updates from the original preliminary allocation provided as of December 31, 2018. The updated preliminary allocation resulted in prior and current period changes to depreciation and amortization. These changes were considered immaterial and recorded during the six months ended June 30, 2019. As of June 30, 2019 assets purchased from Fairway which were initially placed into our taxable REIT subsidiary were transferred to our qualifying REIT subsidiary, as a result the Company wrote off $17,031 in deferred tax liabilities assumed from our purchase.

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

5. Stock-Based Compensation

Equity Incentive Plan. Lamar Advertising’s 1996 Equity Incentive Plan, as amended, (the “Incentive Plan”) has reserved 17.5 million shares of Class A common stock for issuance to directors and employees, including shares underlying granted options and common stock reserved for issuance under its performance-based incentive program. Options granted under the plan expire ten years from the grant date with vesting terms ranging from three to five years and include 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the Nasdaq Global Select Market on the date of grant.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 81,000 shares of its Class A common stock during the six months ended June 30, 2019. At June 30, 2019 a total of 2,714,981 shares were available for future grant.

Stock Purchase Plan. Lamar Advertising’s 2009 Employee Stock Purchase Plan or 2009 ESPP was approved by our shareholders on May 28, 2009.  The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 85,162 shares on January 1, 2019 pursuant to the automatic increase provisions of the 2009 ESPP. The 2009 ESPP expired by its terms on June 30, 2019.  On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan or the 2019 ESPP.  The 2019 ESPP became effective upon the expiration of the 2009 ESPP.  The number of shares of Class A common stock available for issuance under the 2019 ESPP consists of (1) 300,000 shares of Class A common stock and (2) any shares of Class A common stock available for future purchase under the 2009 ESPP at June 30, 2019.

The following is a summary of 2009 and 2019 ESPP share activity for the six months ended June 30, 2019:

Shares
Available for future purchases, January 1, 2019	183,244
Additional shares reserved under 2009 ESPP	85,162
Additional shares reserved under 2019 ESPP	300,000
Purchases	(75,617)
Available for future purchases, June 30, 2019	492,789

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2019 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2020. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the six months ended June 30, 2019, the Company has recorded $4,955 as stock-based compensation expense related to performance-based awards. In addition, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors’ one year term. The Company recorded a $326 stock-based compensation expense related to these awards for the six months ended June 30, 2019.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

6. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Income and Comprehensive Income are:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Direct advertising expenses	$58,200	$51,457	$116,315	$104,473
General and administrative expenses	1,140	1,012	2,261	2,007
Corporate expenses	2,353	2,853	4,623	5,682
	$61,693	$55,322	$123,199	$112,162

7. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at June 30, 2019 and December 31, 2018:

	Estimated	June 30, 2019		December 31, 2018
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$627,836	$527,034	$610,376	$514,928
Non-competition agreements	3—15	65,924	64,247	65,771	64,119
Site locations	15	2,305,338	1,465,416	2,228,767	1,422,794
Other	2—15	46,575	35,266	45,992	33,612
		$3,045,673	$2,091,963	$2,950,906	$2,035,453
Unamortizable intangible assets:
Goodwill		$2,136,089	$253,536	$2,172,922	$253,536

8. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2018	$222,989
Additions to asset retirement obligations	1,024
Accretion expense	2,080
Liabilities settled	(1,859)
Balance at June 30, 2019	$224,234

9. Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2019 and December 31, 2018, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $3,225,011 and $3,156,061, respectively.

As of June 30, 2019, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of June 30, 2019, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

ratio is less than 6.5 to 1 and (ii) the secured debt ratio does not exceed 3.5 to 1. As of June 30, 2019, the total debt ratio was less than 6.5 to 1 and Lamar Media’s secured debt ratio was less than 3.5 to 1, and the available cumulative credit was $1,975,490.

10. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and six months ended June 30, 2019 or 2018.

11. Long-term Debt

Long-term debt consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,121,891	$10,456	$1,111,435
Accounts Receivable Securitization Program	175,000	1,050	173,950
5% Senior Subordinated Notes	535,000	3,676	531,324
5 3/8% Senior Notes	510,000	3,887	506,113
5 3/4% Senior Notes	654,702	8,315	646,387
Other notes with various rates and terms	3,293	—	3,293
	2,999,886	27,384	2,972,502
Less current maturities	(215,712)	(6,016)	(209,696)
Long-term debt, excluding current maturities	$2,784,174	$21,368	$2,762,806

	December 31, 2018
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,291,088	$11,576	$1,279,512
Accounts Receivable Securitization Program	175,000	1,168	173,832
5% Senior Subordinated Notes	535,000	4,104	530,896
5 3/8% Senior Notes	510,000	4,262	505,738
5 3/4% Senior Notes	400,000	4,754	395,246
Other notes with various rates and terms	3,464	—	3,464
	2,914,552	25,864	2,888,688
Less current maturities	(209,365)	(5,245)	(204,120)
Long-term debt, excluding current maturities	$2,705,187	$20,619	$2,684,568

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

As of June 30, 2019, the senior credit facility consisted of (i) the revolving credit facility, (ii) the Term A loans, (iii) the Term B loans and (iv) the Incremental Facility.

The Term A loans mature on May 15, 2022 and the Term B loans mature on March 16, 2025.  The remaining quarterly installments are scheduled to be paid on each September 30, December 31, March 31 and June 30 as follows:

Principal Payment Date	Term A	Term B
September 30, 2019-June 30, 2020	$8,437.5	$1,500.0
September 30, 2020-March 31, 2022	$16,875.0	$1,500.0
Term A Loan Maturity May 15, 2022	$253,125.0	$—
June 30, 2022-December 31, 2024	$—	$1,500.0
Term B Loan Maturity March 16, 2025	$—	$559,500.0

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

As of June 30, 2019, there was $125,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $13,107 in letters of credit outstanding as of June 30, 2019 resulting in $411,893 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on May 15, 2022.

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

As of June 30, 2019 there was $175,000 outstanding on the AR Program bearing interest at approximately 3.8%. The commitment fee based on the amount of unused commitments under the AR Program was immaterial during the six months ended June 30, 2019.

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

12. Fair Value of Financial Instruments

At June 30, 2019 and December 31, 2018, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,057,277 which exceeded the carrying amount of $2,999,886 as of June 30, 2019. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, and additional changes modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements.

14. Dividends/Distributions

During the three and six months ended June 30, 2019, the Company declared and paid cash distributions of its REIT taxable income in an aggregate amount of $96,039 or $0.96 per share and $191,954 or $1.92 per share, respectively. During the three and six months ended June 30, 2018, the Company paid cash distributions of its REIT taxable income in the amount of  $89,783 or $0.91 per share and $260,859 or $2.65 per share, respectively. The distributions paid during the six months ended June 30, 2018 include distributions

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

declared during the reporting period of $179,325 or $1.82 per share, as well as distributions declared and accrued as of December 31, 2017 of $81,534 or $0.83 per share. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs) and other factors that the Board of Directors may deem relevant. During the three and six months ended June 30, 2019, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share and $182 or $31.90 per share, respectively. During the three months ended June 30, 2018, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share. During the six months ended June 30, 2018, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $273 or $47.85 per share, which included distributions declared during the period as well as those declared and accrued in the fourth quarter of 2017.

15. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $17,057 and $16,794 for the six months ended June 30, 2019 and 2018, respectively. Net carrying value of long lived assets located in foreign countries totaled $3,407 and $2,387 as of June 30, 2019 and December 31, 2018, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

16. Stockholders’ Equity

On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and SunTrust Robinson Humphrey, Inc. as its sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals. As of June 30, 2019, 576,002 shares of our Class A Common Stock have been sold under the Sales Agreement and accordingly $357,885 remained available to be sold under the Sales Agreement as of June 30, 2019.

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

On August 6, 2018, the Company filed an automatically effective shelf registration statement that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  As of December 31, 2018 the Company issued 163,137 shares of its Class A common stock in connection with acquisitions occurring during the period. The Company filed a prospectus supplement to the shelf registration statement relating to the offer and resale of such shares of Class A common stock. There were no additional shares issued under this shelf registration during the six months ended June 30, 2019.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,754	$20,994
Receivables, net of allowance for doubtful accounts of $13,643 and $11,161 in 2019 and 2018, respectively	249,281	235,576
Prepaid lease and contract expenses	—	80,684
Other current assets	35,624	25,915
Total current assets	301,659	363,169
Property, plant and equipment	3,596,390	3,525,725
Less accumulated depreciation and amortization	(2,280,132)	(2,230,677)
Net property, plant and equipment	1,316,258	1,295,048
Operating lease right of use assets	1,290,963	—
Goodwill	1,872,401	1,909,235
Intangible assets	953,242	914,984
Other assets	47,888	45,450
Total assets	$5,782,411	$4,527,886
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$16,152	$21,246
Current maturities of long-term debt, net of deferred financing costs of $6,016 and $5,245 in 2019 and 2018, respectively	209,696	204,120
Current operating lease liabilities	172,408	—
Accrued expenses	74,127	117,300
Deferred income	126,545	107,202
Total current liabilities	598,928	449,868
Long-term debt, net of deferred financing costs of $21,368 and $20,619 in 2019 and 2018, respectively	2,762,806	2,684,568
Operating lease liabilities	1,030,915	—
Deferred income tax liabilities	4,717	20,734
Asset retirement obligation	224,234	222,989
Other liabilities	32,723	29,531
Total liabilities	4,654,323	3,407,690
Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2019 and 2018	—	—
Additional paid-in-capital	2,961,042	2,922,907
Accumulated comprehensive income	558	12
Accumulated deficit	(1,833,512)	(1,802,723)
Stockholder’s equity	1,128,088	1,120,196
Total liabilities and stockholder’s equity	$5,782,411	$4,527,886

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Statements of Income
Net revenues	$448,742	$419,800	$833,199	$780,826
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	146,390	140,784	286,860	279,077
General and administrative expenses (exclusive of depreciation and amortization)	78,416	69,686	157,709	139,894
Corporate expenses (exclusive of depreciation and amortization)	18,585	20,058	35,505	41,056
Depreciation and amortization	61,693	55,322	123,199	112,162
(Gain) loss on disposition of assets	(537)	(1,843)	(5,161)	6,858
	304,547	284,007	598,112	579,047
Operating income	144,195	135,793	235,087	201,779
Other expense (income)
Loss on extinguishment of debt	—	—	—	15,429
Interest income	(232)	(132)	(385)	(156)
Interest expense	38,322	31,892	75,917	65,471
	38,090	31,760	75,532	80,744
Income before income tax expense	106,105	104,033	159,555	121,035
Income tax (benefit) expense	(12,380)	3,513	(10,292)	5,357
Net income	$118,485	$100,520	$169,847	$115,678
Statements of Comprehensive Income
Net income	$118,485	$100,520	$169,847	$115,678
Other comprehensive income (loss)
Foreign currency translation adjustments	287	(277)	546	(820)
Comprehensive income	$118,772	$100,243	$170,393	$114,858

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2018	$—	2,922,907	12	(1,802,723)	$1,120,196
Contribution from parent	—	30,970	—	—	30,970
Foreign currency translations	—	—	259	—	259
Net income	—	—	—	51,362	51,362
Dividend to parent	—	—	—	(104,597)	(104,597)
Balance, March 31, 2019	$—	2,953,877	271	(1,855,958)	$1,098,190
Contribution from parent	—	7,165	—	—	7,165
Foreign currency translations	—	—	287	—	287
Net income	—	—	—	118,485	118,485
Dividend to parent	—	—	—	(96,039)	(96,039)
Balance, June 30, 2019	$—	2,961,042	558	(1,833,512)	$1,128,088

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2017	$—	2,832,940	1,302	(1,743,144)	$1,091,098
Contribution from parent	—	15,941	—	—	15,941
Foreign currency translations	—	—	(543)	—	(543)
Net income	—	—	—	15,158	15,158
Dividend to parent	—	—	—	(93,654)	(93,654)
Balance, March 31, 2018	$—	2,848,881	759	(1,821,640)	$1,028,000
Contribution from parent	—	22,787	—	—	22,787
Foreign currency translations	—	—	(277)	—	(277)
Net income	—	—	—	100,520	100,520
Dividend to parent	—	—	—	(89,783)	(89,783)
Balance, June 30, 2018	$—	2,871,668	482	(1,810,903)	$1,061,247

See accompanying notes to condensed consolidated financial statements

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$169,847	$115,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,199	112,162
Stock-based compensation	7,506	14,121
Amortization included in interest expense	2,670	2,448
(Gain) loss on disposition of assets and investments	(5,161)	6,858
Loss on extinguishment of debt	—	15,429
Deferred tax (benefit) expense	(15,121)	437
Provision for doubtful accounts	4,657	3,940
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(19,103)	(30,891)
Prepaid lease expenses	20,173	(25,717)
Other assets	(11,108)	(4,549)
Increase (decrease) in:
Trade accounts payable	1,520	908
Accrued expenses	(13,528)	(16,956)
Operating lease liabilities	(45,836)	—
Other liabilities	(5,371)	8,373
Net cash provided by operating activities	214,344	202,241
Cash flows from investing activities:
Acquisitions	(78,141)	(16,165)
Capital expenditures	(60,560)	(52,473)
Proceeds received from property insurance claims	—	3,804
Proceeds from disposition of assets and investments	2,100	3,407
(Increase) decrease of notes receivable	(544)	5
Net cash used in investing activities	(137,145)	(61,422)
Cash flows from financing activities:
Principal payments on long-term debt	(14,421)	(12,911)
Payment on revolving credit facility	(375,000)	(270,000)
Proceeds received from revolving credit facility	220,000	190,000
Redemption of senior subordinated notes	—	(509,790)
Proceeds received from note offering	255,000	—
Proceeds received from accounts receivable securitization program	9,000	—
Payments on accounts receivable securitization program	(9,000)	—
Proceeds received from senior credit facility term B loan	—	599,250
Debt issuance costs	(4,435)	(6,349)
Distributions to non-controlling interest	(285)	(241)
Contributions from parent	38,135	38,992
Dividend to parent	(200,636)	(264,970)
Net cash used in financing activities	(81,642)	(236,019)
Effect of exchange rate changes in cash and cash equivalents	203	(683)
Net decrease in cash and cash equivalents	(4,240)	(95,883)
Cash and cash equivalents at beginning of period	20,994	114,971
Cash and cash equivalents at end of period	$16,754	$19,088
Supplemental disclosures of cash flow information:
Cash paid for interest	$66,968	$74,352
Cash paid for foreign, state and federal income taxes	$9,260	$5,660

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Balance Sheet as of June 30, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$9,094	$49,217	$243,348	$—	$301,659
Net property, plant and equipment	—	1,309,748	6,510	—	1,316,258
Operating lease right of use assets	—	1,259,256	31,707	—	1,290,963
Intangibles and goodwill, net	—	2,806,868	18,775	—	2,825,643
Other assets	4,144,125	236,530	184,456	(4,517,223)	47,888
Total assets	$4,153,219	$5,661,619	$484,796	$(4,517,223)	$5,782,411
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$34,662	$34	$175,000	$—	$209,696
Other current liabilities	23,375	339,244	26,613	—	389,232
Total current liabilities	58,037	339,278	201,613	—	598,928
Long-term debt	2,762,755	51	—	—	2,762,806
Other noncurrent liabilities	204,339	1,238,805	274,735	(425,290)	1,292,589
Total liabilities	3,025,131	1,578,134	476,348	(425,290)	4,654,323
Stockholders’ equity	1,128,088	4,083,485	8,448	(4,091,933)	1,128,088
Total liabilities and stockholders’ equity	$4,153,219	$5,661,619	$484,796	$(4,517,223)	$5,782,411

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended June 30, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$437,074	$12,498	$(830)	$448,742
Operating expenses
Direct advertising expenses (1)	—	140,108	7,112	(830)	146,390
General and administrative expenses (1)	—	76,475	1,941	—	78,416
Corporate expenses (1)	—	18,274	311	—	18,585
Depreciation and amortization	—	61,031	662	—	61,693
(Gain) loss on disposition of assets	—	(550)	13	—	(537)
	—	295,338	10,039	(830)	304,547
Operating income	—	141,736	2,459	—	144,195
Equity in (earnings) loss of subsidiaries	(155,336)	—	—	155,336	—
Interest expense (income), net	36,851	(82)	1,321	—	38,090
Income (loss) before income tax expense	118,485	141,818	1,138	(155,336)	106,105
Income tax (benefit) expense (2)	—	(13,231)	851	—	(12,380)
Net income (loss)	$118,485	$155,049	$287	$(155,336)	$118,485

Statement of Comprehensive Income
Net income (loss)	$118,485	$155,049	$287	$(155,336)	$118,485
Total other comprehensive income, net of tax	—	—	287	—	287
Total comprehensive income (loss)	$118,485	$155,049	$574	$(155,336)	$118,772

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Six Months Ended June 30, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$811,655	$23,024	$(1,480)	$833,199
Operating expenses
Direct advertising expenses (1)	—	274,858	13,482	(1,480)	286,860
General and administrative expenses (1)	—	154,132	3,577	—	157,709
Corporate expenses (1)	—	34,897	608	—	35,505
Depreciation and amortization	—	121,864	1,335	—	123,199
Gain on disposition of assets	—	(1,010)	(4,151)	—	(5,161)
	—	584,741	14,851	(1,480)	598,112
Operating income	—	226,914	8,173	—	235,087
Equity in (earnings) loss of subsidiaries	(242,710)	—	—	242,710	—
Interest expense (income), net	72,863	(87)	2,756	—	75,532
Income (loss) before income tax expense	169,847	227,001	5,417	(242,710)	159,555
Income tax (benefit) expense (2)	—	(12,612)	2,320	—	(10,292)
Net income (loss)	$169,847	$239,613	$3,097	$(242,710)	$169,847

Statement of Comprehensive Income
Net income (loss)	$169,847	$239,613	$3,097	$(242,710)	$169,847
Total other comprehensive income, net of tax	—	—	546	—	546
Total comprehensive income (loss)	$169,847	$239,613	$3,643	$(242,710)	$170,393

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$158,778	$287,842	$(2,208)	$(230,068)	$214,344
Cash flows from investing activities:
Acquisitions	—	(78,141)	—	—	(78,141)
Capital expenditures	—	(59,193)	(1,367)	—	(60,560)
Proceeds from disposition of assets and investments	—	2,100	—	—	2,100
Investment in subsidiaries	(78,141)	—	—	78,141	—
Decrease (increase) in intercompany notes receivable	5,161	—	—	(5,161)	—
Increase in notes receivable	(127)	(417)	—	—	(544)
Net cash (used in) provided by investing activities	(73,107)	(135,651)	(1,367)	72,980	(137,145)
Cash flows from financing activities:
Proceeds received from revolving credit facility	220,000	—	—	—	220,000
Payment on revolving credit facility	(375,000)	—	—	—	(375,000)
Principal payments on long-term debt	(14,421)	—	—	—	(14,421)
Proceeds received from note offering	255,000	—	—	—	255,000
Payment on accounts receivable securitization program	—	—	(9,000)	—	(9,000)
Proceeds received from accounts receivable securitization program	—	—	9,000	—	9,000
Debt issuance costs	(4,435)	—	—	—	(4,435)
Intercompany loan proceeds	—	(8,461)	3,300	5,161	—
Distributions to non-controlling interest	—	—	(285)	—	(285)
Dividends (to) from parent	(200,636)	(230,068)	—	230,068	(200,636)
Contributions from (to) parent	38,135	78,141	—	(78,141)	38,135
Net cash (used in) provided by financing activities	(81,357)	(160,388)	3,015	157,088	(81,642)
Effect of exchange rate changes in cash and cash equivalents	—	—	203	—	203
Net increase (decrease) in cash and cash equivalents	4,314	(8,197)	(357)	—	(4,240)
Cash and cash equivalents at beginning of period	4,029	11,655	5,310	—	20,994
Cash and cash equivalents at end of period	$8,343	$3,458	$4,953	$—	$16,754

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the six months and three months ended June 30, 2019 and 2018. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash” for more information. During the six months ended June 30, 2019, the Company completed several acquisitions for a total cash purchase price of approximately $78.1 million. See—“Uses of Cash – Acquisitions” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2019	2018	2019	2018
Total capital expenditures:
Billboard — traditional	$13,431	$8,420	$22,693	$15,207
Billboard — digital	14,418	11,815	26,037	20,117
Logos	2,492	2,653	3,904	5,105
Transit	617	368	1,796	740
Land and buildings	1,208	2,598	1,696	6,029
Operating equipment	2,443	3,367	4,434	5,275
Total capital expenditures	$34,609	$29,221	$60,560	$52,473

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

RESULTS OF OPERATIONS

Six Months ended June 30, 2019 compared to Six Months ended June 30, 2018

Net revenues increased $52.4 million or 6.7% to $833.2 million for the six months ended June 30, 2019 from $780.8 million for the same period in 2018. This increase was attributable primarily to an increase in billboard net revenues of $51.8 million, which represents an increase of 7.6% over the same period in 2018, largely due to the acquisition of new operating assets during 2018 and 2019.  In addition, transit sign revenue increased $0.8 million, which represents an increase of 1.4% over the prior period and logo sign revenue decreased $0.3 million, which represents a decrease of 0.7%.

For the six months ended June 30, 2019 there was a $18.8 million increase in acquisition-adjusted net revenue as compared to acquisition-adjusted net revenue for the six months ended June 30, 2018, which represents an increase of 2.3%. See “Reconciliations” below. The $18.8 million increase in revenue primarily consists of an $17.3 million increase in billboard revenue which is largely due to an increase in digital revenue, and a $1.7 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2018.

Total operating expenses, exclusive of depreciation and amortization and loss on disposition of assets, increased $20.1 million, or 4.4% to $480.3 million for the six months ended June 30, 2019 from $460.2 million in the same period in 2018. The $20.1 million increase over the prior year is comprised of a $25.5 million increase in direct and general and administrative operating expenses (excluding stock-based compensation expense) related to the operations of our outdoor advertising assets and an increase in corporate expense of $1.2 million (excluding stock-based compensation expense), offset by a decrease in stock-based compensation of $6.6 million.

Depreciation and amortization expense increased 9.8% to $123.2 million for the six months ended June 30, 2019 as compared to the same period in 2018, primarily related to the addition of approximately $407.3 million of depreciable assets acquired through acquisitions and $125.7 million in capitalized expenditures since July 1, 2018.

For the six months ended June 30, 2019, the Company recognized a gain on disposition of assets of $5.2 million primarily resulting from an amendment of a transit contract in the first quarter of 2019.  The $5.2 million gain represents an increase of $12.0 million over the same period in 2018, primarily due to the Company’s $7.7 million loss recognized on the sale of its Puerto Rico assets which closed on April 16, 2018.

Due to the above factors, operating income increased by $33.3 million to $234.9 million for the six months ended June 30, 2019 as compared to $201.6 million for the same period in 2018.

The Company did not recognize any losses on debt extinguishment during the six months ended June 30, 2019 as compared to same period in 2018, whereby the Company recorded a $15.4 million loss on debt extinguishment related to Lamar Media’s prepayment of its 5 7/8% Notes.

Interest expense increased $10.4 million for the six months ended June 30, 2019 to $75.9 million as compared to $65.5 million for the six months ended June 30, 2018.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2018.

The increases in operating income and interest expense as well as the decrease in loss on debt extinguishment described above resulted in a $38.5 million increase in net income before income taxes.

The Company recorded an income tax benefit for the six months ended June 30, 2019 of $10.3 million as compared to an income tax expense of $5.4 million for the same period in 2018.  The $10.3 million tax benefit is comprised of a $17.0 million non-cash tax benefit resulting from REIT converted assets offset by income tax expense of $6.7 million.  The $6.7 million tax expense equates to an effective tax rate for the six months ended June 30, 2019 of 4.2% which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the six months ended June 30, 2019 of $169.6 million, as compared to net income of $115.5 million for the same period in 2018.

Reconciliations:

Because acquisitions occurring after December 31, 2017 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2018 acquisition-adjusted net revenue, which adjusts our 2018 net revenue for the six months ended June 30, 2018 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2019.

Reconciliations of 2018 reported net revenue to 2018 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2018 acquisition-adjusted net revenue to 2019 reported net revenue for the six months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six months ended June 30,
	2019	2018
	(in thousands)
Reported net revenue	$833,199	$780,826
Acquisition net revenue	—	33,530
Adjusted totals	$833,199	$814,356

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$169,649	$115,483	$54,166	46.9%
Income tax (benefit) expense	(10,292)	5,357	(15,649)
Loss on debt extinguishment	—	15,429	(15,429)
Interest expense (income), net	75,532	65,315	10,217
(Gain) loss on disposition of assets	(5,161)	6,858	(12,019)
Depreciation and amortization	123,199	112,162	11,037
Impact of ASC 842 adoption (lease accounting standard)	(6,374)	—	(6,374)
Stock-based compensation expense	7,506	14,121	(6,615)
Adjusted EBITDA	$354,059	$334,725	$19,334	5.8%

Adjusted EBITDA for the six months ended June 30, 2019 increased 5.8% to $354.1 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) of $38.2 million, and was offset by an increase in total general and administrative and corporate expenses of $18.9 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$169,649	$115,483	$54,166	46.9%
Depreciation and amortization related to real estate	116,178	105,909	10,269
(Gain) loss from sale or disposal of real estate, net of tax of $0 and $878 in 2019 and 2018, respectively	(4,884)	7,845	(12,729)
Non-cash tax benefit for REIT converted assets	(17,031)	—	(17,031)
Adjustments for unconsolidated affiliates and non-controlling interest	354	342	12
FFO	$264,266	$229,579	$34,687	15.1%
Straight line income	(216)	(957)	741
Impact of ASC 842 adoption (lease accounting standard)	(6,374)	—	(6,374)
Stock-based compensation expense	7,506	14,121	(6,615)
Non-cash portion of tax provision	1,910	(441)	2,351
Non-real estate related depreciation and amortization	7,021	6,253	768
Amortization of deferred financing costs	2,670	2,448	222
Loss on extinguishment of debt	—	15,429	(15,429)
Capital expenditures – maintenance	(23,396)	(19,205)	(4,191)
Adjustments for unconsolidated affiliates and non-controlling interest	(354)	(342)	(12)
AFFO	$253,033	$246,885	$6,148	2.5%

FFO for the six months ended June 30, 2019 increased from FFO of $229.6 million in 2018 to $264.3 million for the same period in 2019, an increase of 15.1%.  AFFO for the six months ended June 30, 2019 increased 2.5% to $253.0 million as compared to $246.9 million for the same period in 2018. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) offset by increases in interest expense and the total of  general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

Three Months ended June 30, 2019 compared to Three Months ended June 30, 2018

Net revenues increased $28.9 million or 6.9% to $448.7 million for the three months ended June 30, 2019 from $419.8 million for the same period in 2018. This increase was attributable primarily to an increase in billboard net revenues of $28.4 million over the same period in 2018, due to growth from acquired assets over the past twelve months and a $0.4 million increase in logo sign revenue over the comparable period in 2018.

For the three months ended June 30, 2019, there was a $10.7 million increase in acquisition-adjusted net revenue as compared to acquisition-adjusted net revenue for the three months ended June 30, 2018, which represents an increase of 2.4%. See “Reconciliations” below. The $10.7 million increase in revenue is primarily due to a $9.4 million increase in billboard revenue which is largely due to an increase in digital revenue as compared to the same period in 2018.  In addition, there was an increase in logo sign revenue of $0.7 million and a $0.6 million increase in transit revenue, over the acquisition-adjusted net revenue for the comparable period in 2018.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, increased $12.9 million, or 5.6% to $243.5 million for the three months ended June 30, 2019 from $230.6 million in the same period in 2018. The $12.9 million increase over the prior year is comprised of a $16.8 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $1.3 million reduction in stock-based compensation and a $2.6 million reduction in direct expenses related to the adoption of ASC 842.

Depreciation and amortization expense increased $6.4 million to $61.7 million for the three months ended June 30, 2019 as compared to $55.3 million for the same period in 2018, primarily related to the addition of approximately $407.3 million of depreciable assets acquired through acquisitions and $125.7 million in capitalized expenditures since July 1, 2018.

Primarily due to the above factors, operating income increased by $8.4 million to $144.1 million for the three months ended June 30, 2019 as compared to $135.7 million for the same period in 2018.

Interest expense increased $6.4 million for the three months ended June 30, 2019 to $38.3 million as compared to $31.9 million for the three months ended June 30, 2018.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2018 offset by a slight decrease in interest rates.

The increase in operating income offset by the increase in interest expense described above resulted in a $2.1 million increase in net income before income taxes.

The Company recorded an income tax benefit for the three months ended June 30, 2019 of $12.4 million as compared to an income tax expense of $3.5 million for the same period in 2018.  The $12.4 million tax benefit is comprised of a $17.0 million non-cash tax benefit resulting from REIT converted assets offset by income tax expense of $4.6 million.  The $4.6 million tax expense equates to an effective tax rate for the three months ended June 30, 2019 of 4.4% which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended June 30, 2019 of $118.4 million, as compared to net income of $100.4 million for the same period in 2018.

Reconciliations:

Because acquisitions occurring after December 31, 2017 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2018 acquisition-adjusted net revenue, which adjusts our 2018 net revenue for the three months ended June 30, 2018 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2019.

Reconciliations of 2018 reported net revenue to 2018 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2018 acquisition-adjusted net revenue to 2019 reported net revenue for the three months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended June 30,
	2019	2018
	(in thousands)
Reported net revenue	$448,742	$419,800
Acquisition net revenue	—	18,230
Adjusted totals	$448,742	$438,030

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$118,396	$100,431	$17,965	17.9%
Income tax (benefit) expense	(12,380)	3,513	(15,893)
Interest expense (income), net	38,090	31,760	6,330
Gain on disposition of assets	(537)	(1,843)	1,306
Depreciation and amortization	61,693	55,322	6,371
Impact of ASC 842 adoption (lease accounting standard)	(2,600)	—	(2,600)
Stock-based compensation expense	5,273	6,607	(1,334)
Adjusted EBITDA	$207,935	$195,790	$12,145	6.2%

Adjusted EBITDA for the three months ended June 30, 2019 increased 6.2% to $207.9 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) of $20.7 million, and was offset by an increase in total general and administrative and corporate expenses of $8.6 million, excluding the impact of stock-based compensation expense.

 Net Income/FFO/AFFO

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$118,396	$100,431	$17,965	17.9%
Depreciation and amortization related to real estate	58,178	52,184	5,994
Gain from sale or disposal of real estate, net of tax of $0 and ($57) in 2019 and 2018, respectively	(410)	(1,848)	1,438
Non-cash tax benefit for REIT converted assets	(17,031)	—	(17,031)
Adjustments for unconsolidated affiliates and non-controlling interest	156	147	9
FFO	$159,289	$150,914	$8,375	5.5%
Straight line expense (income)	20	(680)	700
Impact of ASC 842 adoption (lease accounting standard)	(2,600)	—	(2,600)
Stock-based compensation expense	5,273	6,607	(1,334)
Non-cash portion of tax provision	1,118	581	537
Non-real estate related depreciation and amortization	3,515	3,138	377
Amortization of deferred financing costs	1,338	1,206	132
Capital expenditures – maintenance	(13,689)	(11,080)	(2,609)
Adjustments for unconsolidated affiliates and non-controlling interest	(156)	(147)	(9)
AFFO	$154,108	$150,539	$3,569	2.4%

FFO for the three months ended June 30, 2019 increased 5.5% to $159.3 million as compared to FFO of $150.9 million for the same period in 2018. AFFO for the three months ended June 30, 2019 increased 2.4% to $154.1 million as compared to $150.5 million for the same period in 2018. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) offset by increases in interest expense and the total of  general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

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

Sources of Cash

Total Liquidity. As of June 30, 2019 we had approximately $429.2 million of total liquidity, which is comprised of approximately $17.3 million in cash and cash equivalents and approximately $411.9 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

As of June 30, 2019 and December 31, 2018, the Company had a working capital deficit of $302.3 million and $91.4 million, respectively. The increase in the working capital deficit of $210.9 million is primarily due to the impact of the new lease accounting standard (see Note 3. Leases to the Condensed Consolidated Financial Statements), which resulted in the recognition of short-term operating lease liabilities and a decline in prepaid lease and contract expenses on our Condensed Consolidated Balance Sheet.

Cash Generated by Operations. For the six months ended June 30, 2019 and 2018 our cash provided by operating activities was $237.0 million and $215.8 million, respectively. The increase in cash provided by operating activities for the six months ended June 30, 2019 over the same period in 2018 relates to an increase in revenues offset by an increase in operating expenses (excluding depreciation and amortization), and a net decrease in operating assets and liabilities. We expect to generate cash flows from operations during 2019 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.

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

As of June 30, 2019 there were $175.0 million of outstanding aggregate borrowings under the Accounts Receivable Securitization Program at a borrowing rate of approximately 3.8%.

“At-the-Market” Offering Program. On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC and SunTrust Robinson Humphrey, Inc. as our sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals.  Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange.  The Company has no obligation to sell any of the Class A common stock under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement.  The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments.   During the six months ended June 30, 2019, the Company did not issue any shares under this program.   In July 2019, the Company received gross proceeds of approximately $21.4 million, resulting in net proceeds of approximately $21.2 million, in exchange for issuing 266,410 shares of its Class A common stock under this program.  The aggregate commissions paid to the Sales Agents in July 2019 was approximately $0.2 million.

Shelf Registration Statement. On August 6, 2018, we filed an automatically effective shelf registration statement (No. 333-226614) that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  During the six months ended June 30, 2019, the Company did not issue any shares under this shelf registrations, however, we may issue additional shares under the shelf registration statement in the future in connection with future acquisitions or for other general corporate purposes.

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

As of June 30, 2019 the aggregate balance outstanding under the senior credit facility was approximately $1.122 billion, consisting of $405.0 million outstanding in Term A loans, $591.9 million in Term B loans (net of $0.6 million of original issue discount) and $125.0 million in revolving credit loans.  In addition, Lamar Media had approximately $411.9 million of unused capacity under the revolving credit facility included in the senior credit facility.

Note Offerings. On February 1, 2019, Lamar Media issued $250.0 million in aggregate principle amount of 5 3/4% Senior Notes due 2026 through an institutional private placement (the “New Notes”).  The New Notes were issued as additional notes to the existing $400.0 million aggregate principal amount of 5 3/4% Senior Notes due 2026 that Lamar issued on January 28, 2016 (the “Existing Notes”).  The net proceeds after underwriting fees and expenses, was approximately $251.5 million and were used to repay a portion of the borrowings outstanding under the revolving credit facility.

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At June 30, 2019 and currently, we were in compliance with all such tests under the senior credit facility.

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

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions were approximately $60.6 million for the six months ended June 30, 2019. We anticipate our 2019 total capital expenditures will be approximately $128.0 million.

Acquisitions. During the six months ended June 30, 2019, the Company completed acquisitions for an aggregate purchase price of approximately $78.1 million, which were financed using available cash on hand or borrowings under its revolving credit facility.

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

Dividends. On February 28, 2019 and May 30, 2019, Lamar Advertising’s Board of Directors declared a quarterly cash dividend of $0.96 per share, paid on March 29, 2019 and June 28, 2019, respectively, to its stockholders of record of its Class A common stock and Class B common stock on March 15, 2019 and June 14, 2019, respectively. The Company expects aggregate quarterly distributions to stockholders in 2019 will total $3.84 per common share.

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

Commitments and Contingencies

In our 2018 Combined Form 10-K/A, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Debt Service and Contractual Obligations,” we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the six months ended June 30, 2019.

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

Leases. We adopted the new lease standard on January 1, 2019 and recognized operating lease right of use assets and operating lease liabilities that have not been previously recorded. The Company has approximately 75,000 operating leases for land at our outdoor sites, logo structures, transit contracts, buildings and vehicles. We recorded an operating lease right of use asset of $1.291 billion and operating lease liability of $1.203 billion as of June 30, 2019 for these agreements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, and additional changes modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the six months and three months ended June 30, 2019 and 2018. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Six Months ended June 30, 2019 compared to Six Months ended June 30, 2018

Net revenues increased $52.4 million or 6.7% to $833.2 million for the six months ended June 30, 2019 from $780.8 million for the same period in 2018. This increase was attributable primarily to an increase in billboard net revenues of $51.8 million, which represents an increase of 7.6% over the same period in 2018, largely due to the acquisition of new operating assets during 2018 and 2019.  In addition, transit sign revenue increased $0.8 million, which represents an increase of 1.4% over the prior period and logo sign revenue decreased $0.3 million, which represents a decrease of 0.7%.

For the six months ended June 30, 2019 there was a $18.8 million increase in acquisition-adjusted net revenue as compared to acquisition-adjusted net revenue for the six months ended June 30, 2018, which represents an increase of 2.3%. See “Reconciliations” below. The $18.8 million increase in revenue primarily consists of an $17.3 million increase in billboard revenue which is largely due to an increase in digital revenue, and a $1.7 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2018.

Total operating expenses, exclusive of depreciation and amortization and loss on disposition of assets, increased $20.1 million, or 4.4% to $480.1 million for the six months ended June 30, 2019 from $460.0 million in the same period in 2018. The $20.1 million increase over the prior year is comprised of a $25.5 million increase in direct and general and administrative operating expenses (excluding stock-based compensation expense) related to the operations of our outdoor advertising assets and an increase in corporate expense of $1.2 million (excluding stock-based compensation expense), offset by a decrease in stock-based compensation of $6.6 million.

Depreciation and amortization expense increased 9.8% to $123.2 million for the six months ended June 30, 2019 as compared to the same period in 2018, primarily related to the addition of approximately $407.3 million of depreciable assets acquired through acquisitions and $125.7 million in capitalized expenditures since July 1, 2018.

For the six months ended June 30, 2019, Lamar Media recognized a gain on disposition of assets of $5.2 million primarily resulting from an amendment of a transit contract in the first quarter of 2019.  The $5.2 million gain represents an increase of $12.0 million over the same period in 2018, primarily due to the Company’s $7.7 million loss recognized on the sale of its Puerto Rico assets which closed on April 16, 2018.

Due to the above factors, operating income increased by $33.3 million to $235.1 million for the six months ended June 30, 2019 as compared to $201.8 million for the same period in 2018.

Lamar Media did not recognize any losses on debt extinguishment during the six months ended June 30, 2019 as compared to same period in 2018, whereby Lamar Media recorded a $15.4 million loss on debt extinguishment related to its prepayment of its 5 7/8% Notes.

Interest expense increased $10.4 million for the six months ended June 30, 2019 to $75.9 million as compared to $65.5 million for the six months ended June 30, 2018.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2018.

The increases in operating income and interest expense as well as the decrease in loss on debt extinguishment described above resulted in a $38.5 million increase in net income before income taxes.

Lamar Media recorded an income tax benefit for the six months ended June 30, 2019 of $10.3 million as compared to an income tax expense of $5.4 million for the same period in 2018.  The $10.3 million tax benefit is comprised of a $17.0 million non-cash tax benefit resulting from REIT converted assets offset by income tax expense of $6.7 million.  The $6.7 million tax expense equates to an effective tax rate for the six months ended June 30, 2019 of 4.2% which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the six months ended June 30, 2019 of $169.8 million, as compared to net income of $115.7 million for the same period in 2018.

Reconciliations:

Because acquisitions occurring after December 31, 2017 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2018 acquisition-adjusted net revenue, which adjusts our 2018 net revenue for the six months ended June 30, 2018 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2019.

Reconciliations of 2018 reported net revenue to 2018 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2018 acquisition-adjusted net revenue to 2019 reported net revenue for the six months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six months ended June 30,
	2019	2018
	(in thousands)
Reported net revenue	$833,199	$780,826
Acquisition net revenue	—	33,530
Adjusted totals	$833,199	$814,356

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$169,847	$115,678	$54,169	46.8%
Income tax (benefit) expense	(10,292)	5,357	(15,649)
Loss on debt extinguishment	—	15,429	(15,429)
Interest expense (income), net	75,532	65,315	10,217
(Gain) loss on disposition of assets	(5,161)	6,858	(12,019)
Depreciation and amortization	123,199	112,162	11,037
Impact of ASC 842 adoption (lease accounting standard)	(6,374)	—	(6,374)
Stock-based compensation expense	7,506	14,121	(6,615)
Adjusted EBITDA	$354,257	$334,920	$19,337	5.8%

Adjusted EBITDA for the six months ended June 30, 2019 increased 5.8% to $354.3 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) of $38.2 million, and was offset by an increase in total general and administrative and corporate expenses of $18.9 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$169,847	$115,678	$54,169	46.8%
Depreciation and amortization related to real estate	116,178	105,909	10,269
(Gain) loss from sale or disposal of real estate, net of tax of $0 and $878 in 2019 and 2018, respectively	(4,884)	7,845	(12,729)
Non-cash tax benefit for REIT converted assets	(17,031)	—	(17,031)
Adjustments for unconsolidated affiliates and non-controlling interest	354	342	12
FFO	$264,464	$229,774	$34,690	15.1%
Straight line income	(216)	(957)	741
Impact of ASC 842 adoption (lease accounting standard)	(6,374)	—	(6,374)
Stock-based compensation expense	7,506	14,121	(6,615)
Non-cash portion of tax provision	1,910	(441)	2,351
Non-real estate related depreciation and amortization	7,021	6,253	768
Amortization of deferred financing costs	2,670	2,448	222
Loss on extinguishment of debt	—	15,429	(15,429)
Capital expenditures – maintenance	(23,396)	(19,205)	(4,191)
Adjustments for unconsolidated affiliates and non-controlling interest	(354)	(342)	(12)
AFFO	$253,231	$247,080	$6,151	2.5%

FFO for the six months ended June 30, 2019 increased from FFO of $229.8 million in 2018 to $264.5 million for the same period in 2019, an increase of 15.1%.  AFFO for the six months ended June 30, 2019 increased 2.5% to $253.2 million as compared to $247.1 million for the same period in 2018. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) offset by increases in interest expense and the total of  general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

Three Months ended June 30, 2019 compared to Three Months ended June 30, 2018

Net revenues increased $28.9 million or 6.9% to $448.7 million for the three months ended June 30, 2019 from $419.8 million for the same period in 2018. This increase was attributable primarily to an increase in billboard net revenues of $28.4 million over the same period in 2018, due to growth from acquired assets over the past twelve months and a $0.4 million increase in logo sign revenue over the comparable period in 2018.

For the three months ended June 30, 2019, there was a $10.7 million increase in acquisition-adjusted net revenue as compared to acquisition-adjusted net revenue for the three months ended June 30, 2018, which represents an increase of 2.4%. See “Reconciliations” below. The $10.7 million increase in revenue is primarily due to a $9.4 million increase in billboard revenue which is largely due to an increase in digital revenue as compared to the same period in 2018.  In addition, there was an increase in logo sign revenue of $0.7 million and a $0.6 million increase in transit revenue, over the acquisition-adjusted net revenue for the comparable period in 2018.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, increased $12.9 million, or 5.6% to $243.4 million for the three months ended June 30, 2019 from $230.5 million in the same period in 2018. The $12.9 million increase over the prior year is comprised of a $16.8 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $1.3 million reduction in stock-based compensation and a $2.6 million reduction in direct expenses related to the adoption of ASC 842.

Depreciation and amortization expense increased $6.4 million to $61.7 million for the three months ended June 30, 2019 as compared to $55.3 million for the same period in 2018, primarily related to the addition of approximately $407.3 million of depreciable assets acquired through acquisitions and $125.7 million in capitalized expenditures since July 1, 2018.

Primarily due to the above factors, operating income increased by $8.4 million to $144.2 million for the three months ended June 30, 2019 as compared to $135.8 million for the same period in 2018.

Interest expense increased $6.4 million for the three months ended June 30, 2019 to $38.3 million as compared to $31.9 million for the three months ended June 30, 2018.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2018 offset by a slight decrease in interest rates.

The increase in operating income offset by the increase in interest expense described above resulted in a $2.1 million increase in net income before income taxes.

Lamar Media recorded an income tax benefit for the three months ended June 30, 2019 of $12.4 million as compared to an income tax expense of $3.5 million for the same period in 2018.  The $12.4 million tax benefit is comprised of a $17.0 million non-cash tax benefit resulting from REIT converted assets offset by income tax expense of $4.6 million.  The $4.6 million tax expense equates to an effective tax rate for the three months ended June 30, 2019 of 4.4% which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended June 30, 2019 of $118.5 million, as compared to net income of $100.5 million for the same period in 2018.

Reconciliations:

Because acquisitions occurring after December 31, 2017 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2018 acquisition-adjusted net revenue, which adjusts our 2018 net revenue for the three months ended June 30, 2018 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2019.

Reconciliations of 2018 reported net revenue to 2018 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2018 acquisition-adjusted net revenue to 2019 reported net revenue for the three months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended June 30,
	2019	2018
	(in thousands)
Reported net revenue	$448,742	$419,800
Acquisition net revenue	—	18,230
Adjusted totals	$448,742	$438,030

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$118,485	$100,520	$17,965	17.9%
Income tax (benefit) expense	(12,380)	3,513	(15,893)
Interest expense (income), net	38,090	31,760	6,330
Gain on disposition of assets	(537)	(1,843)	1,306
Depreciation and amortization	61,693	55,322	6,371
Impact of ASC 842 adoption (lease accounting standard)	(2,600)	—	(2,600)
Stock-based compensation expense	5,273	6,607	(1,334)
Adjusted EBITDA	$208,024	$195,879	$12,145	6.2%

Adjusted EBITDA for the three months ended June 30, 2019 increased 6.2% to $208.0 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) of $20.7 million, and was offset by an increase in total general and administrative and corporate expenses of $8.6 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$118,485	$100,520	$17,965	17.9%
Depreciation and amortization related to real estate	58,178	52,184	5,994
Gain from sale or disposal of real estate, net of tax of 0 and ($57) in 2019 and 2018, respectively	(410)	(1,848)	1,438
Non-cash tax benefit for REIT converted assets	(17,031)	—	(17,031)
Adjustments for unconsolidated affiliates and non-controlling interest	156	147	9
FFO	$159,378	$151,003	$8,375	5.5%
Straight line expense (income)	20	(680)	700
Impact of ASC 842 adoption (lease accounting standard)	(2,600)	—	(2,600)
Stock-based compensation expense	5,273	6,607	(1,334)
Non-cash portion of tax provision	1,118	581	537
Non-real estate related depreciation and amortization	3,515	3,138	377
Amortization of deferred financing costs	1,338	1,206	132
Capital expenditures – maintenance	(13,689)	(11,080)	(2,609)
Adjustments for unconsolidated affiliates and non-controlling interest	(156)	(147)	(9)
AFFO	$154,197	$150,628	$3,569	2.4%

FFO for the three months ended June 30, 2019 increased 5.5% to $159.4 million as compared to FFO of $151.0 million for the same period in 2018. AFFO for the three months ended June 30, 2019 increased 2.4% to $154.2 million as compared to $150.6 million for the same period in 2018. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) offset by increases in interest expense and the total of  general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2019, and should be read in conjunction with Note 11 of the Notes to the Company’s Consolidated Financial Statements.

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

At June 30, 2019 there was approximately $1.297 billion of indebtedness outstanding under the senior credit facility and Accounts Receivable Securitization Program, or approximately 43.2% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2019 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $28.4 million, and the weighted average interest rate applicable to these borrowings during 2019 was 4.2%. Assuming that the weighted average interest rate was 200 basis points higher (that is 6.2% rather than 4.2%), then the Company’s 2019 interest expense would have increased by approximately $13.3 million for the six months ended June 30, 2019.

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

b) Changes in Internal Control Over Financial Reporting.

Beginning January 1, 2019, we adopted ASU No. 2016-02, “Leases ( Codified as ASC 842),” which resulted in recording operating lease liabilities and operating right-of-use assets on our condensed consolidated balance sheet. As a result, we implemented changes to our internal controls related to leases for the six months ended June 30, 2019. These changes include implementing updated accounting policies affected by ASC 842 and implementing a new information technology application to calculate our operating lease right-of-use assets and operating lease liabilities and required disclosures.

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

Exhibit Number	Description

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

10.1

Lamar Advertising Company 1996 Equity Incentive Plan, as amended and restated by the Board of Directors on February 28, 2019 and approved by Stockholders on May 30, 2019. Previously filed as Exhibit 10.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on June 5, 2019 and incorporated herein by reference.

10.2

Lamar Advertising Company 2019 Employee Stock Purchase Plan. Previously filed as Exhibit 10.2 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on June 5, 2019 and incorporated herein by reference.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: August 7, 2019	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: August 7, 2019	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer