Form 10-Q
period 2019-09-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2019-11-05
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of November 1, 2019: 86,011,343

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of November 1, 2019: 14,420,085

The number of shares of Lamar Media Corp. common stock outstanding as of November 1, 2019: 100

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

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,287	$21,494
Receivables, net of allowance for doubtful accounts of $14,515 and $11,161 in 2019 and 2018, respectively	265,061	235,576
Prepaid lease and contract expenses	—	80,684
Other current assets	28,205	25,915
Total current assets	316,553	363,669
Property, plant and equipment	3,643,165	3,525,725
Less accumulated depreciation and amortization	(2,302,396)	(2,230,677)
Net property, plant and equipment	1,340,769	1,295,048
Operating lease right of use assets	1,296,312	—
Goodwill	1,902,685	1,919,386
Intangible assets, net	1,019,653	915,453
Other assets	55,764	51,085
Total assets	$5,931,736	$4,544,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,939	$21,246
Current maturities of long-term debt, net of deferred financing costs of $6,048 and $5,245 in 2019 and 2018, respectively	218,105	204,120
Current operating lease liabilities	168,572	—
Accrued expenses	85,268	122,467
Deferred income	130,289	107,202
Total current liabilities	620,173	455,035
Long-term debt, net of deferred financing costs of $19,861 and $20,619 in 2019 and 2018, respectively	2,835,696	2,684,568
Operating lease liabilities	1,043,894	—
Deferred income tax liabilities	5,389	20,734
Asset retirement obligation	225,834	222,989
Other liabilities	32,929	29,531
Total liabilities	4,763,915	3,412,857
Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2019 and 2018	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized; 86,512,081 and 85,551,595 shares issued at 2019 and 2018, respectively; 86,011,343 and 85,162,692 outstanding at 2019 and 2018, respectively	87	86
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2019 and 2018	14	14
Additional paid-in capital	1,916,026	1,852,421
Accumulated comprehensive income	384	12
Accumulated deficit	(714,596)	(695,337)
Cost of shares held in treasury, 500,738 and 388,903 shares at 2019 and 2018, respectively	(34,094)	(25,412)
Stockholders’ equity	1,167,821	1,131,784
Total liabilities and stockholders’ equity	$5,931,736	$4,544,641

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Statements of Income
Net revenues	$457,786	$418,498	$1,290,985	$1,199,324
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	148,846	140,699	435,706	419,776
General and administrative expenses (exclusive of depreciation and amortization)	80,561	73,166	238,270	213,060
Corporate expenses (exclusive of depreciation and amortization)	23,185	20,776	58,888	62,027
Depreciation and amortization	63,951	55,089	187,150	167,251
(Gain) loss on disposition of assets	(199)	407	(5,360)	7,265
	316,344	290,137	914,654	869,379
Operating income	141,442	128,361	376,331	329,945
Other expense (income)
Loss on extinguishment of debt	—	—	—	15,429
Interest income	(168)	(157)	(553)	(313)
Interest expense	38,323	31,850	114,240	97,321
	38,155	31,693	113,687	112,437
Income before income tax expense	103,287	96,668	262,644	217,508
Income tax expense (benefit)	3,578	2,612	(6,714)	7,969
Net income	99,709	94,056	269,358	209,539
Cash dividends declared and paid on preferred stock	91	91	273	273
Net income applicable to common stock	$99,618	$93,965	$269,085	$209,266
Earnings per share:
Basic earnings per share	$0.99	$0.95	$2.69	$2.12
Diluted earnings per share	$0.99	$0.95	$2.69	$2.12
Cash dividends declared per share of common stock	$0.96	$0.91	$2.88	$2.73
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	100,329,262	98,943,535	100,019,765	98,596,828
Weighted average common shares outstanding diluted	100,522,177	99,253,008	100,210,143	98,870,116
Statements of Comprehensive Income
Net income	$99,709	$94,056	$269,358	$209,539
Other comprehensive (loss) income
Foreign currency translation adjustments	(174)	221	372	(599)
Comprehensive income	$99,535	$94,277	$269,730	$208,940

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2018	$—	86	14	(25,412)	1,852,421	12	(695,337)	$1,131,784
Non-cash compensation	—	—	—	—	1,178	—	—	1,178
Issuance of 286,350 shares of common stock through performance stock awards	—	—	—	—	19,919	—	—	19,919
Exercise of 186,521 shares of stock options	—	—	—	—	7,352	—	—	7,352
Issuance of 44,161 shares of common stock through employee purchase plan	—	—	—	—	2,521	—	—	2,521
Purchase of 111,835 shares of treasury stock	—	—	—	(8,682)	—	—	—	(8,682)
Foreign currency translation	—	—	—	—	—	259	—	259
Net income	—	—	—	—	—	—	51,253	51,253
Dividends/distributions to common shareholders ($0.96 per common share)	—	—	—	—	—	—	(95,915)	(95,915)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2019	$—	86	14	(34,094)	1,883,391	271	(740,090)	$1,109,578
Non-cash compensation	—	—	—	—	1,425	—	—	1,425
Exercise of 85,379 shares of stock options	—	—	—	—	3,943	—	—	3,943
Issuance of shares 31,455 of common stock through employee purchase plan	—	—	—	—	1,796	—	—	1,796
Foreign currency translation	—	—	—	—	—	287	—	287
Net income	—	—	—	—	—	—	118,396	118,396
Dividends/distributions to common shareholders ($0.96 per common share)	—	—	—	—	—	—	(96,039)	(96,039)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, June 30, 2019	$—	86	14	(34,094)	1,890,555	558	(717,824)	$1,139,295
Non-cash compensation	—	—	—	—	968	—	—	968
Exercise of 28,152 shares of stock options	—	—	—	—	1,466	—	—	1,466
Issuance of shares 26,726 of common stock through employee purchase plan	—	—	—	—	1,840	—	—	1,840
Issuance of 266,410 shares of common stock for cash	—	1	—	—	21,197	—	—	21,198
Foreign currency translation	—	—	—	—	—	(174)	—	(174)
Net income	—	—	—	—	—	—	99,709	99,709
Dividends/distributions to common shareholders ($0.96 per common share)	—	—	—	—	—	—	(96,390)	(96,390)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, September 30, 2019	$—	87	14	(34,094)	1,916,026	384	(714,596)	$1,167,821

See accompanying notes to condensed consolidated financial statements

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2017	$—	84	14	(21,300)	1,762,499	1,302	(639,106)	$1,103,493
Non-cash compensation	—	—	—	—	956	—	—	956
Issuance of 150,259 shares of common stock through performance stock awards	—	—	—	—	11,012	—	—	11,012
Exercise of 54,480 shares of stock options	—	—	—	—	1,836	—	—	1,836
Issuance of 39,514 shares of common stock through employee purchase plan	—	—	—	—	2,138	—	—	2,138
Purchase of 57,619 shares of treasury stock	—	—	—	(4,112)	—	—	—	(4,112)
Foreign currency translation	—	—	—	—	—	(543)	—	(543)
Net income	—	—	—	—	—	—	15,052	15,052
Dividends/distributions to common shareholders ($0.91 per common share)	—	—	—	—	—	—	(89,542)	(89,542)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2018	$—	84	14	(25,412)	1,778,441	759	(713,687)	$1,040,199
Non-cash compensation	—	—	—	—	1,302	—	—	1,302
Exercise of 132,898 shares of stock options	—	—	—	—	5,001	—	—	5,001
Issuance of 28,864 shares of common stock through employee purchase plan	—	—	—	—	1,676	—	—	1,676
Issuance of 213,276 shares of common stock for cash	—	1	—	—	15,061	—	—	15,062
Foreign currency translation	—	—	—	—	—	(277)	—	(277)
Net income	—	—	—	—	—	—	100,431	100,431
Dividends/distributions to common shareholders ($0.91 per common share)	—	—	—	—	—	—	(89,783)	(89,783)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, June 30, 2018	$—	85	14	(25,412)	1,801,481	482	(703,130)	$1,073,520
Non-cash compensation	—	—	—	—	886	—	—	886
Exercise of 125,694 shares of stock options	—	—	—	—	4,592	—	—	4,592
Issuance of 28,877 shares of common stock through employee purchase plan	—	—	—	—	1,675	—	—	1,675
Issuance of 163,137 shares of common stock for purchase of assets	—	—	—	—	12,282	—	—	12,282
Amortization of at-the-money transaction costs	—	—	—	—	(5)	—	—	(5)
Foreign currency translation	—	—	—	—	—	221	—	221
Net income	—	—	—	—	—	—	94,056	94,056
Dividends/distributions to common shareholders ($0.91 per common share)	—	—	—	—	—	—	(90,177)	(90,177)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, September 30, 2018	$—	85	14	(25,412)	1,820,911	703	(699,342)	$1,096,959

See accompanying notes to condensed consolidated financial statements

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$269,358	$209,539
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	187,150	167,251
Stock-based compensation	18,078	22,745
Amortization included in interest expense	4,012	3,662
(Gain) loss on disposition of assets	(5,360)	7,265
Loss on extinguishment of debt	—	15,429
Deferred tax (benefit) expense	(14,459)	1,575
Provision for doubtful accounts	7,607	5,547
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(35,739)	(31,672)
Prepaid lease expenses	21,201	(24,989)
Other assets	(7,688)	1,698
Increase (decrease) in:
Trade accounts payable	2,829	1,268
Accrued expenses	(18,015)	(20,708)
Operating lease liabilities	(41,215)	—
Other liabilities	20,211	11,479
Net cash provided by operating activities	407,970	370,089
Cash flows from investing activities:
Acquisitions	(214,559)	(48,141)
Capital expenditures	(97,680)	(82,174)
Proceeds received from property insurance claims	210	4,222
Proceeds from disposition of assets	2,658	5,760
(Increase) decrease in notes receivable	(448)	7
Net cash used in investing activities	(309,819)	(120,326)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(8,682)	(4,112)
Net proceeds from issuance of common stock	40,136	31,990
Principal payments on long-term debt	(24,446)	(20,119)
Payments on revolving credit facility	(495,000)	(368,000)
Proceeds received from revolving credit facility	430,000	275,000
Redemption of senior subordinated notes	—	(509,790)
Proceeds received from note offering	255,000	—
Proceeds received from accounts receivable securitization program	9,000	—
Payments on accounts receivable securitization program	(9,000)	—
Proceeds received from senior credit facility term loans	—	599,250
Debt issuance costs	(4,454)	(6,374)
Distributions to non-controlling interest	(439)	(388)
Dividends/distributions	(288,617)	(351,400)
Net cash used in financing activities	(96,502)	(353,943)
Effect of exchange rate changes in cash and cash equivalents	144	(682)
Net increase (decrease) in cash and cash equivalents	1,793	(104,862)
Cash and cash equivalents at beginning of period	21,494	115,471
Cash and cash equivalents at end of period	$23,287	$10,609
Supplemental disclosures of cash flow information:
Cash paid for interest	$113,580	$110,576
Cash paid for foreign, state and federal income taxes	$12,532	$7,983

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

Due to the transition of our advertising space contracts into ASC 606 we are now required to capitalize our costs to fulfill a contract and expense the costs over the contract period.  These costs include our costs to install advertising copy onto billboards. These costs were expensed as incurred under ASC 840. During the period ended September 30, 2019, we capitalized $19,348 of costs to fulfill a contract which is included in other current assets on the Condensed Consolidated Balance Sheets, net of expensed costs of $9,364. The expensed costs are recorded in direct advertising expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

The following table presents our disaggregated revenue by source including both revenues accounted for under ASC 840 and ASC 606 for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Billboard Advertising	$404,046	$364,604	$1,134,039	$1,042,774
Logo Advertising	21,056	20,796	62,779	62,803
Transit Advertising	32,684	33,098	94,167	93,747
Net Revenues	$457,786	$418,498	$1,290,985	$1,199,324

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

During the three and nine months ended September 30, 2019, we had operating lease costs of $78,261 and $233,427, respectively, and variable lease costs of $19,030 and $55,047, respectively, which are recorded in direct advertising expenses (exclusive of depreciation and amortization). Also, for the three and nine months ended September 30, 2019, we recorded a loss of $36 and gain of $3,875, respectively, in (gain) loss of disposition of assets related to the amendment and termination of lease agreements. Cash payments of $262,327 were made reducing our operating lease liabilities for the nine months ended September 30, 2019 and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets (ROU assets) or lease liabilities for agreements with a term of twelve months or less. We recorded $1,131 and $3,357 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three and nine months ended September 30, 2019, respectively.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Our operating leases have a weighted-average remaining lease term of 12.2 years. The weighted-average discount rate of our operating leases is 4.85%. Also, during the period ended September 30, 2019, we obtained $31,620 of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.

The following is a summary of the maturities of our operating lease liabilities as of September 30, 2019:

2019	$38,917
2020	213,328
2021	185,398
2022	164,980
2023	141,834
Thereafter	898,859
Total undiscounted operating lease payments	1,643,316
Less: Imputed interest	(430,850)
Total operating lease liabilities	$1,212,466

The following is a summary of minimum annual rental payments required under our operating lease that have original or remaining lease terms in excess of one year as of December 31, 2018:

2019	$254,866
2020	$188,138
2021	$165,642
2022	$144,814
2023	$122,814
Thereafter	$819,004

4. Acquisitions

Nine months ended September 30, 2019

During the nine months ended September 30, 2019, the Company completed several acquisitions of outdoor advertising assets for a net cash purchase price of $214,559. This amount includes $215,869 of outdoor advertising assets purchased in 2019, offset by $1,310 in post-closing adjustments to acquired working capital related to the purchase of Fairway Outdoor Advertising (“Fairway”) in 2018.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Each of these acquisitions was accounted for under the acquisition method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition.

The following is a summary of the allocation of the purchase price in the above transactions, which includes the preliminary values for a business combination completed on July 15, 2019 for an aggregate purchase price of $127,000.

Total
Property, plant and equipment	$35,973
Goodwill	20,088
Site locations	135,658
Non-competition agreements	210
Customer lists and contracts	22,575
Asset acquisition costs	697
Current assets	2,260
Current liabilities	(1,845)
Operating lease right of use assets	21,850
Operating lease liabilities	(20,149)
Other assets	52
Other liabilities	(1,500)
$215,869

Total acquired intangible assets for the nine months ended September 30, 2019 were $179,228, of which $20,088 was assigned to goodwill. Goodwill is not amortized for financial statement purposes, and $18,206 of goodwill related to 2019 acquisitions is expected to be deductible for tax purposes. The acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $22,575 (7 year weighted average useful life) and site locations of $135,658 (15 year weighted average useful life). The aggregate amortization expense related to the 2019 acquisitions for the nine months ended September 30, 2019 was approximately $4,365.

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

As of September 30, 2019, our fair value allocation of the assets acquired and liabilities assumed from Fairway is still considered preliminary, pending finalization of tax related matters, and is subject to revision, which may result in adjustments to this allocation. We expect to finalize these amounts as soon as possible but not later than the end of 2019. Our updated preliminary fair value allocation of Fairway as of September 30, 2019 includes property, plant and equipment, intangibles and goodwill of $99,386, $186,130 and $145,258, respectively. During the period ended September 30, 2019, goodwill was adjusted $36,859 due to updates from the original preliminary allocation provided as of December 31, 2018. The updated preliminary allocation resulted in prior and current period changes to depreciation and amortization. These changes were considered immaterial and recorded during the nine months ended September 30, 2019. During the period ended September 30, 2019, assets purchased from Fairway which were initially placed into our taxable REIT subsidiary were transferred to our qualifying REIT subsidiary, as a result the Company wrote off $17,031 in deferred tax liabilities assumed from our purchase.

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 99,000 shares of its Class A common stock during the nine months ended September 30, 2019. At September 30, 2019 a total of 2,698,168 shares were available for future grant.

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

The following is a summary of 2009 and 2019 ESPP share activity for the nine months ended September 30, 2019:

Shares
Available for future purchases, January 1, 2019	183,244
Additional shares reserved under 2009 ESPP	85,162
Additional shares reserved under 2019 ESPP	300,000
Purchases	(102,343)
Available for future purchases, September 30, 2019	466,063

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2019 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2020. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the nine months ended September 30, 2019, the Company has recorded $14,525 as stock-based compensation expense related to performance-based awards. In addition, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors’ one year term. The Company recorded a $360 stock-based compensation expense related to these awards for the nine months ended September 30, 2019.

6. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Income and Comprehensive Income are:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Direct advertising expenses	$59,556	$51,360	$175,871	$155,832
General and administrative expenses	942	927	3,203	2,935
Corporate expenses	3,453	2,802	8,076	8,484
	$63,951	$55,089	$187,150	$167,251

7. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at September 30, 2019 and December 31, 2018:

	Estimated	September 30, 2019		December 31, 2018
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$641,221	$533,148	$610,376	$514,928
Non-competition agreements	3—15	65,983	64,312	65,771	64,119
Site locations	15	2,386,446	1,487,218	2,228,767	1,422,794
Other	2—15	46,689	36,008	45,992	33,612
		$3,140,339	$2,120,686	$2,950,906	$2,035,453
Unamortizable intangible assets:
Goodwill		$2,156,221	$253,536	$2,172,922	$253,536

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

8. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2018	$222,989
Additions to asset retirement obligations	2,410
Accretion expense	3,159
Liabilities settled	(2,724)
Balance at September 30, 2019	$225,834

9. Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of September 30, 2019 and December 31, 2018, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $3,317,259 and $3,156,061, respectively.

As of September 30, 2019, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of September 30, 2019, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 6.5 to 1 and (ii) the secured debt ratio does not exceed 3.5 to 1. As of September 30, 2019, the total debt ratio was less than 6.5 to 1 and Lamar Media’s secured debt ratio was less than 3.5 to 1, and the available cumulative credit was $2,067,739.

10. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and nine months ended September 30, 2019 or 2018.

11. Long-term Debt

Long-term debt consists of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,201,980	$9,767	$1,192,213
Accounts Receivable Securitization Program	175,000	945	174,055
5% Senior Subordinated Notes	535,000	3,458	531,542
5 3/8% Senior Notes	510,000	3,696	506,304
5 3/4% Senior Notes	654,524	8,043	646,481
Other notes with various rates and terms	3,206	—	3,206
	3,079,710	25,909	3,053,801
Less current maturities	(224,153)	(6,048)	(218,105)
Long-term debt, excluding current maturities	$2,855,557	$19,861	$2,835,696

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

As of September 30, 2019, the senior credit facility consisted of (i) the revolving credit facility, (ii) the Term A loans, (iii) the Term B loans and (iv) the Incremental Facility.

The Term A loans mature on May 15, 2022 and the Term B loans mature on March 16, 2025.  The remaining quarterly installments are scheduled to be paid on each December 31, March 31, June 30 and September 30 as follows:

Principal Payment Date	Term A	Term B
December 31, 2019-June 30, 2020	$8,437.5	$1,500.0
September 30, 2020-March 31, 2022	$16,875.0	$1,500.0
Term A Loan Maturity May 15, 2022	$253,125.0	$—
June 30, 2022-December 31, 2024	$—	$1,500.0
Term B Loan Maturity March 16, 2025	$—	$559,500.0

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

As of September 30, 2019, there was $215,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $12,852 in letters of credit outstanding as of September 30, 2019 resulting in $322,148 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on May 15, 2022.

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

Accounts Receivable Securitization Program

On December 18, 2018, Lamar Media entered into a $175,000 Receivable Financing Agreement (the “AR Program”) with its wholly-owned special purpose entities, Lamar QRS Receivables, LLC and Lamar TRS Receivables, LLC (the “Special Purpose Subsidiaries”) maturing on December 17, 2021.  The AR Program is limited to the availability of eligible accounts receivable collateralizing the borrowings under the agreements governing the AR Program.

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

As of September 30, 2019 there was $175,000 outstanding on the AR Program bearing interest at approximately 3.8%. The commitment fee based on the amount of unused commitments under the AR Program was immaterial during the nine months ended September 30, 2019.

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

12. Fair Value of Financial Instruments

At September 30, 2019 and December 31, 2018, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,139,761 which exceeded the carrying amount of $3,079,710 as of September 30, 2019. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

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

14. Dividends/Distributions

During the three and nine months ended September 30, 2019, the Company declared and paid cash distributions of its REIT taxable income in an aggregate amount of $96,390 or $0.96 per share and $288,344 or $2.88 per share, respectively. During the three and nine months ended September 30, 2018, the Company paid cash distributions of its REIT taxable income in the amount of  $90,177 or $0.91 per share and $351,036 or $3.56 per share, respectively. The distributions paid during the nine months ended September 30, 2018 include distributions declared during the reporting period of $269,502 or $2.73 per share, as well as distributions declared and accrued as of December 31, 2017 of $81,534 or $0.83 per share. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs) and other factors that the Board of Directors may deem relevant. During the three and nine months ended September 30, 2019, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share and $273 or $47.85 per share, respectively. During the three months ended September 30, 2018, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share. During the nine months ended September 30, 2018, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $364 or $63.80 per share, which included distributions declared during the period as well as those declared and accrued in the fourth quarter of 2017.

15. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $25,635 and $25,659 for the nine months ended September 30, 2019 and 2018, respectively. Net carrying value of long lived assets located in foreign countries totaled $3,646 and $2,387 as of September 30, 2019 and December 31, 2018, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

16. Stockholders’ Equity

On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and SunTrust Robinson Humphrey, Inc. as its sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals. As of September 30, 2019, 842,412 shares of our Class A Common Stock have been sold under the Sales Agreement and accordingly $336,668 remained available to be sold under the Sales Agreement as of September 30, 2019.

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

On August 6, 2018, the Company filed an automatically effective shelf registration statement that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  As of December 31, 2018 the Company issued 163,137 shares of its Class A common stock in connection with acquisitions occurring during the period. The Company filed a prospectus supplement to the shelf registration statement relating to the offer and resale of such shares of Class A common stock. There were no additional shares issued under this shelf registration during the nine months ended September 30, 2019.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,787	$20,994
Receivables, net of allowance for doubtful accounts of $14,515 and $11,161 in 2019 and 2018, respectively	265,061	235,576
Prepaid lease and contract expenses	—	80,684
Other current assets	28,205	25,915
Total current assets	316,053	363,169
Property, plant and equipment	3,643,165	3,525,725
Less accumulated depreciation and amortization	(2,302,396)	(2,230,677)
Net property, plant and equipment	1,340,769	1,295,048
Operating lease right of use assets	1,296,312	—
Goodwill	1,892,533	1,909,235
Intangible assets, net	1,019,186	914,984
Other assets	50,147	45,450
Total assets	$5,915,000	$4,527,886
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$17,939	$21,246
Current maturities of long-term debt, net of deferred financing costs of $6,048 and $5,245 in 2019 and 2018, respectively	218,105	204,120
Current operating lease liabilities	168,572	—
Accrued expenses	79,507	117,300
Deferred income	130,289	107,202
Total current liabilities	614,412	449,868
Long-term debt, net of deferred financing costs of $19,861 and $20,619 in 2019 and 2018, respectively	2,835,696	2,684,568
Operating lease liabilities	1,043,894	—
Deferred income tax liabilities	5,389	20,734
Asset retirement obligation	225,834	222,989
Other liabilities	32,929	29,531
Total liabilities	4,758,154	3,407,690
Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2019 and 2018	—	—
Additional paid-in-capital	2,986,533	2,922,907
Accumulated comprehensive income	384	12
Accumulated deficit	(1,830,071)	(1,802,723)
Stockholder’s equity	1,156,846	1,120,196
Total liabilities and stockholder’s equity	$5,915,000	$4,527,886

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Statements of Income
Net revenues	$457,786	$418,498	$1,290,985	$1,199,324
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	148,846	140,699	435,706	419,776
General and administrative expenses (exclusive of depreciation and amortization)	80,561	73,166	238,270	213,060
Corporate expenses (exclusive of depreciation and amortization)	23,062	20,667	58,567	61,723
Depreciation and amortization	63,951	55,089	187,150	167,251
(Gain) loss on disposition of assets	(199)	407	(5,360)	7,265
	316,221	290,028	914,333	869,075
Operating income	141,565	128,470	376,652	330,249
Other expense (income)
Loss on extinguishment of debt	—	—	—	15,429
Interest income	(168)	(157)	(553)	(313)
Interest expense	38,323	31,850	114,240	97,321
	38,155	31,693	113,687	112,437
Income before income tax expense	103,410	96,777	262,965	217,812
Income tax expense (benefit)	3,578	2,612	(6,714)	7,969
Net income	$99,832	$94,165	$269,679	$209,843
Statements of Comprehensive Income
Net income	$99,832	$94,165	$269,679	$209,843
Other comprehensive (loss) income
Foreign currency translation adjustments	(174)	221	372	(599)
Comprehensive income	$99,658	$94,386	$270,051	$209,244

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2018	$—	2,922,907	12	(1,802,723)	$1,120,196
Contribution from parent	—	30,970	—	—	30,970
Foreign currency translations	—	—	259	—	259
Net income	—	—	—	51,362	51,362
Dividend to parent	—	—	—	(104,597)	(104,597)
Balance, March 31, 2019	$—	2,953,877	271	(1,855,958)	$1,098,190
Contribution from parent	—	7,165	—	—	7,165
Foreign currency translations	—	—	287	—	287
Net income	—	—	—	118,485	118,485
Dividend to parent	—	—	—	(96,039)	(96,039)
Balance, June 30, 2019	$—	2,961,042	558	(1,833,512)	$1,128,088
Contribution from parent	—	25,491	—	—	25,491
Foreign currency translations	—	—	(174)	—	(174)
Net income	—	—	—	99,832	99,832
Dividend to parent	—	—	—	(96,391)	(96,391)
Balance, September 30, 2019	$—	2,986,533	384	(1,830,071)	$1,156,846

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2017	$—	2,832,940	1,302	(1,743,144)	$1,091,098
Contribution from parent	—	15,941	—	—	15,941
Foreign currency translations	—	—	(543)	—	(543)
Net income	—	—	—	15,158	15,158
Dividend to parent	—	—	—	(93,654)	(93,654)
Balance, March 31, 2018	$—	2,848,881	759	(1,821,640)	$1,028,000
Contribution from parent	—	22,787	—	—	22,787
Foreign currency translations	—	—	(277)	—	(277)
Net income	—	—	—	100,520	100,520
Dividend to parent	—	—	—	(89,783)	(89,783)
Balance, June 30, 2018	$—	2,871,668	482	(1,810,903)	$1,061,247
Contribution from parent	—	19,303	—	—	19,303
Foreign currency translations	—	—	221	—	221
Net income	—	—	—	94,165	94,165
Dividend to parent	—	—	—	(90,177)	(90,177)
Balance, September 30, 2018	$—	2,890,971	703	(1,806,915)	$1,084,759

See accompanying notes to condensed consolidated financial statements

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$269,679	$209,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,150	167,251
Stock-based compensation	18,078	22,745
Amortization included in interest expense	4,012	3,662
(Gain) loss on disposition of assets	(5,360)	7,265
Loss on extinguishment of debt	—	15,429
Deferred tax (benefit) expense	(14,459)	1,575
Provision for doubtful accounts	7,607	5,547
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(35,739)	(31,672)
Prepaid lease expenses	21,201	(24,989)
Other assets	(7,688)	1,714
Increase (decrease) in:
Trade accounts payable	2,829	1,268
Accrued expenses	(18,015)	(20,708)
Operating lease liabilities	(41,215)	—
Other liabilities	(3,872)	(15,643)
Net cash provided by operating activities	384,208	343,287
Cash flows from investing activities:
Acquisitions	(214,559)	(48,141)
Capital expenditures	(97,680)	(82,174)
Proceeds received from property insurance claims	210	4,222
Proceeds from disposition of assets	2,658	5,760
(Increase) decrease in notes receivable	(448)	7
Net cash used in investing activities	(309,819)	(120,326)
Cash flows from financing activities:
Principal payments on long-term debt	(24,446)	(20,119)
Payments on revolving credit facility	(495,000)	(368,000)
Proceeds received from revolving credit facility	430,000	275,000
Redemption of senior subordinated notes	—	(509,790)
Proceeds received from note offering	255,000	—
Proceeds received from accounts receivable securitization program	9,000	—
Payments on accounts receivable securitization program	(9,000)	—
Proceeds received from senior credit facility term loans	—	599,250
Debt issuance costs	(4,454)	(6,374)
Distributions to non-controlling interest	(439)	(388)
Contributions from parent	63,626	58,427
Dividend to parent	(297,027)	(355,147)
Net cash used in financing activities	(72,740)	(327,141)
Effect of exchange rate changes in cash and cash equivalents	144	(682)
Net increase (decrease) in cash and cash equivalents	1,793	(104,862)
Cash and cash equivalents at beginning of period	20,994	114,971
Cash and cash equivalents at end of period	$22,787	$10,109
Supplemental disclosures of cash flow information:
Cash paid for interest	$113,580	$110,576
Cash paid for foreign, state and federal income taxes	$12,532	$7,983

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Balance Sheet as of September 30, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$13,918	$49,344	$252,791	$—	$316,053
Net property, plant and equipment	—	1,333,395	7,374	—	1,340,769
Operating lease right of use assets	—	1,268,434	27,878	—	1,296,312
Intangibles and goodwill, net	—	2,893,303	18,416	—	2,911,719
Other assets	4,243,934	249,595	184,805	(4,628,187)	50,147
Total assets	$4,257,852	$5,794,071	$491,264	$(4,628,187)	$5,915,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$43,071	$34	$175,000	$—	$218,105
Other current liabilities	17,898	354,287	24,122	—	396,307
Total current liabilities	60,969	354,321	199,122	—	614,412
Long-term debt	2,835,653	43	—	—	2,835,696
Other noncurrent liabilities	204,384	1,256,732	284,368	(437,438)	1,308,046
Total liabilities	3,101,006	1,611,096	483,490	(437,438)	4,758,154
Stockholders’ equity	1,156,846	4,182,975	7,774	(4,190,749)	1,156,846
Total liabilities and stockholders’ equity	$4,257,852	$5,794,071	$491,264	$(4,628,187)	$5,915,000

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$446,838	$11,539	$(591)	$457,786
Operating expenses
Direct advertising expenses (1)	—	142,412	7,025	(591)	148,846
General and administrative expenses (1)	—	78,470	2,091	—	80,561
Corporate expenses (1)	—	22,645	417	—	23,062
Depreciation and amortization	—	63,033	918	—	63,951
Gain on disposition of assets	—	(185)	(14)	—	(199)
	—	306,375	10,437	(591)	316,221
Operating income	—	140,463	1,102	—	141,565
Equity in (earnings) loss of subsidiaries	(136,714)	—	—	136,714	—
Interest expense (income), net	36,882	(7)	1,280	—	38,155
Income (loss) before income tax expense	99,832	140,470	(178)	(136,714)	103,410
Income tax expense (2)	—	3,255	323	—	3,578
Net income (loss)	$99,832	$137,215	$(501)	$(136,714)	$99,832

Statement of Comprehensive Income
Net income (loss)	$99,832	$137,215	$(501)	$(136,714)	$99,832
Total other comprehensive loss, net of tax	—	—	(174)	—	(174)
Total comprehensive income (loss)	$99,832	$137,215	$(675)	$(136,714)	$99,658

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$407,656	$11,659	$(817)	$418,498
Operating expenses
Direct advertising expenses (1)	—	134,863	6,522	(686)	140,699
General and administrative expenses (1)	—	71,046	2,120	—	73,166
Corporate expenses (1)	—	20,252	415	—	20,667
Depreciation and amortization	—	53,956	1,133	—	55,089
Loss (gain) on disposition of assets	—	559	(152)	—	407
	—	280,676	10,038	(686)	290,028
Operating income (loss)	—	126,980	1,621	(131)	128,470
Equity in (earnings) loss of subsidiaries	(126,015)	—	—	126,015	—
Interest expense (income), net	31,850	(8)	(18)	(131)	31,693
Income (loss) before income tax expense	94,165	126,988	1,639	(126,015)	96,777
Income tax expense (2)	—	2,167	445	—	2,612
Net income (loss)	$94,165	$124,821	$1,194	$(126,015)	$94,165

Statement of Comprehensive Income
Net income (loss)	$94,165	$124,821	$1,194	$(126,015)	$94,165
Total other comprehensive income, net of tax	—	—	221	—	221
Total comprehensive income (loss)	$94,165	$124,821	$1,415	$(126,015)	$94,386

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Nine Months Ended September 30, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$1,258,493	$34,563	$(2,071)	$1,290,985
Operating expenses
Direct advertising expenses (1)	—	417,271	20,506	(2,071)	435,706
General and administrative expenses (1)	—	232,602	5,668	—	238,270
Corporate expenses (1)	—	57,542	1,025	—	58,567
Depreciation and amortization	—	184,897	2,253	—	187,150
Gain on disposition of assets	—	(1,195)	(4,165)	—	(5,360)
	—	891,117	25,287	(2,071)	914,333
Operating income	—	367,376	9,276	—	376,652
Equity in (earnings) loss of subsidiaries	(379,424)	—	—	379,424	—
Interest expense (income), net	109,745	(94)	4,036	—	113,687
Income (loss) before income tax expense	269,679	367,470	5,240	(379,424)	262,965
Income tax (benefit) expense (2)	—	(9,357)	2,643	—	(6,714)
Net income (loss)	$269,679	$376,827	$2,597	$(379,424)	$269,679

Statement of Comprehensive Income
Net income (loss)	$269,679	$376,827	$2,597	$(379,424)	$269,679
Total other comprehensive income, net of tax	—	—	372	—	372
Total comprehensive income (loss)	$269,679	$376,827	$2,969	$(379,424)	$270,051

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$289,262	$510,514	$(11,358)	$(404,210)	$384,208
Cash flows from investing activities:
Acquisitions	—	(214,559)	—	—	(214,559)
Capital expenditures	—	(94,820)	(2,860)	—	(97,680)
Proceeds from disposition of assets	—	2,658	—	—	2,658
Proceeds received from insurance claims	—	210	—	—	210
Investment in subsidiaries	(214,559)	—	—	214,559	—
Decrease in intercompany notes receivable	7,236	—	—	(7,236)	—
Increase in notes receivable	(448)	—	—	—	(448)
Net cash (used in) provided by investing activities	(207,771)	(306,511)	(2,860)	207,323	(309,819)
Cash flows from financing activities:
Proceeds received from revolving credit facility	430,000	—	—	—	430,000
Payment on revolving credit facility	(495,000)	—	—	—	(495,000)
Principal payments on long-term debt	(24,421)	(25)	—	—	(24,446)
Proceeds received from note offering	255,000	—	—	—	255,000
Payment on accounts receivable securitization program	—	—	(9,000)	—	(9,000)
Proceeds received from accounts receivable securitization program	—	—	9,000	—	9,000
Debt issuance costs	(4,454)	—	—	—	(4,454)
Intercompany loan proceeds	—	(19,641)	12,405	7,236	—
Distributions to non-controlling interest	—	—	(439)	—	(439)
Dividends (to) from parent	(297,027)	(404,210)	—	404,210	(297,027)
Contributions from (to) parent	63,626	214,559	—	(214,559)	63,626
Net cash (used in) provided by financing activities	(72,276)	(209,317)	11,966	196,887	(72,740)
Effect of exchange rate changes in cash and cash equivalents	—	—	144	—	144
Net increase (decrease) in cash and cash equivalents	9,215	(5,314)	(2,108)	—	1,793
Cash and cash equivalents at beginning of period	4,029	11,655	5,310	—	20,994
Cash and cash equivalents at end of period	$13,244	$6,341	$3,202	$—	$22,787

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$273,307	$445,984	$7,259	$(383,263)	$343,287
Cash flows from investing activities:
Acquisitions	—	(48,141)	—	—	(48,141)
Capital expenditures	—	(78,944)	(3,230)	—	(82,174)
Proceeds from disposition of assets	—	2,952	2,808	—	5,760
Proceeds received from insurance claims	—	—	4,222	—	4,222
Investment in subsidiaries	(60,424)	—	—	60,424	—
Decrease (increase) in intercompany notes receivable	32,849	—	—	(32,849)	—
Decrease in notes receivable	7	—	—	—	7
Net cash (used in) provided by investing activities	(27,568)	(124,133)	3,800	27,575	(120,326)
Cash flows from financing activities:
Principal payments on long-term debt	(20,097)	(22)	—	—	(20,119)
Payment on revolving credit facility	(368,000)	—	—	—	(368,000)
Proceeds received from revolving credit facility	275,000	—	—	—	275,000
Redemption of senior subordinated notes	(509,790)	—	—	—	(509,790)
Proceeds received from senior credit facility term loans	599,250	—	—	—	599,250
Debt issuance costs	(6,374)	—	—	—	(6,374)
Intercompany loan (payments) proceeds	—	—	(32,849)	32,849	—
Distributions to non-controlling interest	—	—	(388)	—	(388)
Contributions from (to) parent	58,427	60,424	—	(60,424)	58,427
Dividends (to) from parent	(355,147)	(383,263)	—	383,263	(355,147)
Net cash (used in) provided by financing activities	(326,731)	(322,861)	(33,237)	355,688	(327,141)
Effect of exchange rate changes in cash and cash equivalents	—	—	(682)	—	(682)
Net (decrease) increase in cash and cash equivalents	(80,992)	(1,010)	(22,860)	—	(104,862)
Cash and cash equivalents at beginning of period	86,546	1,625	26,800	—	114,971
Cash and cash equivalents at end of period	$5,554	$615	$3,940	$—	$10,109

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the nine months and three months ended September 30, 2019 and 2018. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash” for more information. During the nine months ended September 30, 2019, the Company completed several acquisitions for a total cash purchase price of approximately $214.6 million. See—“Uses of Cash – Acquisitions” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2019	2018	2019	2018
Total capital expenditures:
Billboard — traditional	$11,894	$8,715	$34,587	$23,922
Billboard — digital	14,461	13,093	40,498	33,210
Logos	3,249	1,895	7,153	7,000
Transit	497	3,637	2,293	4,377
Land and buildings	4,818	593	6,514	6,622
Operating equipment	2,201	1,768	6,635	7,043
Total capital expenditures	$37,120	$29,701	$97,680	$82,174

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

RESULTS OF OPERATIONS

Nine Months ended September 30, 2019 compared to Nine Months ended September 30, 2018

Net revenues increased $91.7 million or 7.6% to $1.29 billion for the nine months ended September 30, 2019 from $1.20 billion for the same period in 2018. This increase was attributable primarily to an increase in billboard net revenues of $91.3 million, which represents an increase of 8.8% over the same period in 2018, largely due to the acquisition of new operating assets during 2018 and 2019.  In addition, transit sign revenue increased $0.4 million, which represents an increase of 0.5% and logo sign revenue remained relatively constant over the comparable period in 2018.

For the nine months ended September 30, 2019 there was a $33.7 million increase in acquisition-adjusted net revenue as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2018, which represents an increase of 2.7%. See “Reconciliations” below. The $33.7 million increase in revenue primarily consists of a $31.9 million increase in billboard revenue which is largely due to an increase in digital revenue, and a $1.7 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2018.

Total operating expenses, exclusive of depreciation and amortization and (gain) loss on disposition of assets, increased $38.0 million, or 5.5% to $732.9 million for the nine months ended September 30, 2019 from $694.9 million in the same period in 2018. The $38.0 million increase over the prior year is comprised of a $4.7 million decrease in stock-based compensation offset by a $40.9 million increase in direct and general and administrative operating expenses (excluding stock-based compensation expense) related to the operations of our outdoor advertising assets and an increase in corporate expense of $1.8 million (excluding stock-based compensation expense).

Depreciation and amortization expense increased 11.9% to $187.2 million for the nine months ended September 30, 2019 as compared to the same period in 2018, primarily related to the addition of approximately $453.2 million of depreciable assets acquired through acquisitions and $133.1 million in capitalized expenditures since October 1, 2018.

For the nine months ended September 30, 2019, the Company recognized a gain on disposition of assets of $5.4 million primarily resulting from an amendment of a transit contract in the first quarter of 2019.  The $5.4 million gain represents an increase of $12.6 million over the same period in 2018, primarily due to the Company loss recognized on the sale of its Puerto Rico assets in April 2018 of $7.5 million.

Due to the above factors, operating income increased by $46.4 million to $376.3 million for the nine months ended September 30, 2019 as compared to $329.9 million for the same period in 2018.

The Company did not recognize any losses on debt extinguishment during the nine months ended September 30, 2019 as compared to same period in 2018, whereby the Company recorded a $15.4 million loss on debt extinguishment related to Lamar Media’s prepayment of its 5 7/8% Notes.

Interest expense increased $16.9 million for the nine months ended September 30, 2019 to $114.2 million as compared to $97.3 million for the nine months ended September 30, 2018.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2018.

The increases in operating income as well as the decrease in loss on debt extinguishment, offset by an increase in interest expense described above resulted in a $45.1 million increase in net income before income taxes.

The Company recorded an income tax benefit for the nine months ended September 30, 2019 of $6.7 million as compared to an income tax expense of $8.0 million for the same period in 2018.  The $6.7 million tax benefit is comprised of a $17.0 million non-cash tax benefit resulting from REIT converted assets offset by income tax expense of $10.3 million.  The $10.3 million tax expense equates to an effective tax rate for the nine months ended September 30, 2019 of 3.9% which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2019 of $269.4 million, as compared to net income of $209.5 million for the same period in 2018.

Reconciliations:

Because acquisitions occurring after December 31, 2017 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2018 acquisition-adjusted net revenue, which adjusts our 2018 net revenue for the nine months ended September 30, 2018 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2019.

Reconciliations of 2018 reported net revenue to 2018 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2018 acquisition-adjusted net revenue to 2019 reported net revenue for the nine months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine months ended September 30,
	2019	2018
	(in thousands)
Reported net revenue	$1,290,985	$1,199,324
Acquisition net revenue	—	57,969
Adjusted totals	$1,290,985	$1,257,293

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$269,358	$209,539	$59,819	28.5%
Income tax (benefit) expense	(6,714)	7,969	(14,683)
Loss on debt extinguishment	—	15,429	(15,429)
Interest expense (income), net	113,687	97,008	16,679
(Gain) loss on disposition of assets	(5,360)	7,265	(12,625)
Depreciation and amortization	187,150	167,251	19,899
Impact of ASC 842 adoption (lease accounting standard)	(6,955)	—	(6,955)
Stock-based compensation expense	18,078	22,745	(4,667)
Adjusted EBITDA	$569,244	$527,206	$42,038	8.0%

Adjusted EBITDA for the nine months ended September 30, 2019 increased 8.0% to $569.2 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) of $68.7 million, and was offset by an increase in total general and administrative and corporate expenses of $27.6 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$269,358	$209,539	$59,819	28.5%
Depreciation and amortization related to real estate	175,920	157,941	17,979
(Gain) loss from sale or disposal of real estate, net of tax of $0 and $878 in 2019 and 2018, respectively	(5,048)	8,350	(13,398)
Non-cash tax benefit for REIT converted assets	(17,031)	—	(17,031)
Adjustments for unconsolidated affiliates and non-controlling interest	561	385	176
FFO	$423,760	$376,215	$47,545	12.6%
Straight line income	(217)	(220)	3
Impact of ASC 842 adoption (lease accounting standard)	(6,955)	—	(6,955)
Stock-based compensation expense	18,078	22,745	(4,667)
Non-cash portion of tax provision	2,572	697	1,875
Non-real estate related depreciation and amortization	11,230	9,310	1,920
Amortization of deferred financing costs	4,012	3,662	350
Loss on extinguishment of debt	—	15,429	(15,429)
Capital expenditures – maintenance	(35,888)	(30,453)	(5,435)
Adjustments for unconsolidated affiliates and non-controlling interest	(561)	(385)	(176)
AFFO	$416,031	$397,000	$19,031	4.8%

FFO for the nine months ended September 30, 2019 increased from FFO of $376.2 million in 2018 to $423.8 million for the same period in 2019, an increase of 12.6%.  AFFO for the nine months ended September 30, 2019 increased 4.8% to $416.0 million as compared to $397.0 million for the same period in 2018. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) offset by increases in interest expense and the total of general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

Three Months ended September 30, 2019 compared to Three Months ended September 30, 2018

Net revenues increased $39.3 million or 9.4% to $457.8 million for the three months ended September 30, 2019 from $418.5 million for the same period in 2018. This increase was attributable primarily to an increase in billboard net revenues million over the same period in 2018, due to growth from acquired assets over the past twelve months, while logo sign revenue and transit revenue remained relatively unchanged over the comparable period in 2018.

For the three months ended September 30, 2019, there was a $14.8 million increase in acquisition-adjusted net revenue as compared to acquisition-adjusted net revenue for the three months ended September 30, 2018, which represents an increase of 3.4%. See “Reconciliations” below. The $14.8 million increase in revenue is primarily due to increases in billboard revenue which is largely due to an increase in digital revenue as compared to the same period in 2018.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, increased $18.0 million, or 7.7% to $252.6 million for the three months ended September 30, 2019 from $234.6 million in the same period in 2018. The $18.0 million increase over the prior year is comprised of an increase in stock-based compensation of $2.0 million, an increase of $15.4 million in direct and general and administrative expense (excluding stock-based compensation) related to our operating assets and a $0.6 million increase corporate expenses (excluding stock-based compensation).

Depreciation and amortization expense increased $8.9 million to $64.0 million for the three months ended September 30, 2019 as compared to $55.1 million for the same period in 2018, primarily related to the addition of approximately $458.2 million of depreciable assets acquired since October 1, 2018.

Primarily due to the above factors, operating income increased by $13.1 million to $141.4 million for the three months ended September 30, 2019 as compared to $128.4 million for the same period in 2018.

Interest expense increased $6.5 million for the three months ended September 30, 2019 to $38.3 million as compared to $31.9 million for the three months ended September 30, 2018.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2018 offset by a slight decrease in interest rates.

The increase in operating income offset by the increase in interest expense described above resulted in a $6.6 million increase in net income before income taxes.

The Company recorded income tax expense for the three months ended September 30, 2019 of $3.6 million as compared to an income tax expense of $2.6 million for the same period in 2018.   The $3.6 million tax expense equates to an effective tax rate for the three months ended September 30, 2019 of 3.5% which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended September 30, 2019 of $99.7 million, as compared to net income of $94.1 million for the same period in 2018.

Reconciliations:

Because acquisitions occurring after December 31, 2017 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2018 acquisition-adjusted net revenue, which adjusts our 2018 net revenue for the three months ended September 30, 2018 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2019.

Reconciliations of 2018 reported net revenue to 2018 acquisition-adjusted net revenue for the three months ended September 30, as well as a comparison of 2018 acquisition-adjusted net revenue to 2019 reported net revenue for the three months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended September 30,
	2019	2018
	(in thousands)
Reported net revenue	$457,786	$418,498
Acquisition net revenue	—	24,439
Adjusted totals	$457,786	$442,937

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$99,709	$94,056	$5,653	6.0%
Income tax expense	3,578	2,612	966
Interest expense (income), net	38,155	31,693	6,462
(Gain) loss on disposition of assets	(199)	407	(606)
Depreciation and amortization	63,951	55,089	8,862
Impact of ASC 842 adoption (lease accounting standard)	(581)	—	(581)
Stock-based compensation expense	10,572	8,624	1,948
Adjusted EBITDA	$215,185	$192,481	$22,704	11.8%

Adjusted EBITDA for the three months ended September 30, 2019 increased 11.8% to $215.2 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) of $30.4 million, and was offset by an increase in total general and administrative and corporate expenses of $7.7 million, excluding the impact of stock-based compensation expense.

 Net Income/FFO/AFFO

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$99,709	$94,056	$5,653	6.0%
Depreciation and amortization related to real estate	59,742	52,032	7,710
(Gain) loss from sale or disposal of real estate	(164)	505	(669)
Adjustments for unconsolidated affiliates and non-controlling interest	207	43	164
FFO	$159,494	$146,636	$12,858	8.8%
Straight line (income) expense	(1)	737	(738)
Impact of ASC 842 adoption (lease accounting standard)	(581)	—	(581)
Stock-based compensation expense	10,572	8,624	1,948
Non-cash portion of tax provision	662	1,138	(476)
Non-real estate related depreciation and amortization	4,209	3,057	1,152
Amortization of deferred financing costs	1,342	1,214	128
Capital expenditures – maintenance	(12,492)	(11,248)	(1,244)
Adjustments for unconsolidated affiliates and non-controlling interest	(207)	(43)	(164)
AFFO	$162,998	$150,115	$12,883	8.6%

FFO for the three months ended September 30, 2019 increased 8.8% to $159.5 million as compared to FFO of $146.6 million for the same period in 2018. AFFO for the three months ended September 30, 2019 increased 8.6% to $163.0 million as compared to $150.1 million for the same period in 2018. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) offset by increases in interest expense and the total of  general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

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

Sources of Cash

Total Liquidity. As of September 30, 2019 we had approximately $345.4 million of total liquidity, which is comprised of approximately $23.3 million in cash and cash equivalents and approximately $322.1 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

As of September 30, 2019 and December 31, 2018, the Company had a working capital deficit of $303.6 million and $91.4 million, respectively. The increase in the working capital deficit of $212.2 million is primarily due to the impact of the new lease accounting standard (see Note 3. Leases to the Condensed Consolidated Financial Statements), which resulted in the recognition of short-term operating lease liabilities and a decline in prepaid lease and contract expenses on our Condensed Consolidated Balance Sheet.

Cash Generated by Operations. For the nine months ended September 30, 2019 and 2018 our cash provided by operating activities was $408.0 million and $370.1 million, respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2019 over the same period in 2018 relates to an increase in revenues offset by an increase in operating expenses (excluding depreciation and amortization) and a net increase in operating assets and liabilities. We expect to generate cash flows from operations during 2019 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.

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

As of September 30, 2019 there were $175.0 million of outstanding aggregate borrowings under the Accounts Receivable Securitization Program at a borrowing rate of approximately 3.8%.

“At-the-Market” Offering Program. On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC and SunTrust Robinson Humphrey, Inc. as our sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals.  Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange.  The Company has no obligation to sell any of the Class A common stock under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement.  The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the Sales

Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments.   During the three months ended September 30, 2019, the Company received gross proceeds of approximately $21.4 million, resulting in net proceeds of approximately $21.2 million, in exchange for issuing 266,410 shares of its Class A common stock under this program.  The aggregate commissions paid to the Sales Agents in the three months ending September 30, 2019 was approximately $0.2 million.

Shelf Registration Statement. On August 6, 2018, we filed an automatically effective shelf registration statement (No. 333-226614) that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  During the nine months ended September 30, 2019, the Company did not issue any shares under this shelf registrations, however, we may issue additional shares under the shelf registration statement in the future in connection with future acquisitions or for other general corporate purposes.

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

On March 16, 2018, Lamar Media entered into Amendment No. 1 to the Third Amended and Restated Credit Agreement dated May 15, 2017, with Lamar Advertising, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders named therein, under which the parties agreed to amend the existing senior credit facility to establish a new $600.0 million Term B Loan Facility, which will mature on March 16, 2025.  The Term B loan began amortizing on September 30, 2018 in equal quarterly installments of $1.5 million with the remainder payable at maturity.  Lamar Media borrowed the full amount of the Term B loan on March 16, 2018.  The proceeds from the Term B loan, together with available cash on hand were used to redeem in full Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022.  See Uses of Cash for more information.

On January 17, 2019, Lamar Media entered into an incremental amendment to the senior credit facility to include $100.0 million in additional revolving commitments, thereby increasing the total borrowing capacity under the revolving credit facility to $550.0 million.

As of September 30, 2019 the aggregate balance outstanding under the senior credit facility was approximately $1.202 billion, consisting of $396.6 million outstanding in Term A loans, $590.4 million in Term B loans (net of $0.6 million of original issue discount) and $215.0 million in revolving credit loans.  In addition, Lamar Media had approximately $322.1 million of unused capacity under the revolving credit facility included in the senior credit facility.

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At September 30, 2019 and currently, we were in compliance with all such tests under the senior credit facility.

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

Restrictions under Accounts Receivable Securitization Program.  The agreements governing the Account Receivable Securitization Program contain customary representations and warranties, affirmative and negative covenants, and termination event provisions, including but not limited to those providing for the acceleration of amounts owed under the Accounts Receivable Securitization Program if, among other things, the Special Purpose Subsidiaries fail to make payments when due, Lamar Media, the Subsidiary Originators or the Special Purpose Subsidiaries become insolvent or subject to bankruptcy proceedings or certain judicial judgments, breach certain representations and warranties or covenants or default under other material indebtedness, a change of control occurs, or if Lamar Media fails to maintain the maximum secured debt ratio of 3.5 to 1.0 required under Lamar Media’s senior credit facility.

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions were approximately $97.7 million for the nine months ended September 30, 2019. We anticipate our 2019 total capital expenditures will be approximately $128.0 million.

Acquisitions. During the nine months ended September 30, 2019, the Company completed acquisitions for an aggregate purchase price of approximately $214.6 million, which were financed using available cash on hand or borrowings under its revolving credit facility.

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

Term Loans. The Term A loans mature on May 15, 2022 and the Term B loans mature on March 16, 2025.  The remaining quarterly installments scheduled to be paid on each December 31, March 31, June 30 and September 30 are as follows:

	Term A	Term B
Principal Payment Date	( in thousands)
December 31, 2019-June 30, 2020	$8,437.5	$1,500.0
September 30, 2020-March 31, 2022	$16,875.0	$1,500.0
Term A Loan Maturity May 15, 2022	$253,125.0	$—
June 30, 2022-December 31, 2024	$—	$1,500.0
Term B Loan Maturity March 16, 2025	$—	$559,500.0

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

Dividends. On February 28, 2019, May 30, 2019 and August 22, 2019, Lamar Advertising’s Board of Directors declared a quarterly cash dividend of $0.96 per share, paid on March 29, 2019, June 28, 2019 and September 30, 2019, respectively, to its stockholders of record of its Class A common stock and Class B common stock on March 15, 2019, June 14, 2019 and September 16, 2019, respectively. The Company expects aggregate quarterly distributions to stockholders in 2019 will total $3.84 per common share.

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

Commitments and Contingencies

In our 2018 Combined Form 10-K/A, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Debt Service and Contractual Obligations,” we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the nine months ended September 30, 2019.

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

Leases. We adopted the new lease standard on January 1, 2019 and recognized operating lease right of use assets and operating lease liabilities that have not been previously recorded. The Company has approximately 75,000 operating leases for land at our outdoor sites, logo structures, transit contracts, buildings and vehicles. We recorded an operating lease right of use asset of $1.296 billion and operating lease liability of $1.212 billion as of September 30, 2019 for these agreements.

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

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the nine months and three months ended September 30, 2019 and 2018. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Nine Months ended September 30, 2019 compared to Nine Months ended September 30, 2018

Net revenues increased $91.7 million or 7.6% to $1.29 billion for the nine months ended September 30, 2019 from $1.20 billion for the same period in 2018. This increase was attributable primarily to an increase in billboard net revenues of $91.3 million, which represents an increase of 8.8% over the same period in 2018, largely due to the acquisition of new operating assets during 2018 and 2019.  In addition, transit sign revenue increased $0.4 million, which represents an increase of 0.5% and logo sign revenue remained relatively constant over the comparable period in 2018.

For the nine months ended September 30, 2019 there was a $33.7 million increase in acquisition-adjusted net revenue as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2018, which represents an increase of 2.7%. See “Reconciliations” below. The $33.7 million increase in revenue primarily consists of a $31.9 million increase in billboard revenue which is largely due to an increase in digital revenue, and a $1.7 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2018.

Total operating expenses, exclusive of depreciation and amortization and (gain) loss on disposition of assets, increased $38.0 million, or 5.5% to $732.5 million for the nine months ended September 30, 2019 from $694.6 million in the same period in 2018. The $38.0 million increase over the prior year is comprised of a $4.7 million decrease in stock-based compensation offset by a $40.9 million increase in direct and general and administrative operating expenses (excluding stock-based compensation expense) related to the operations of our outdoor advertising assets and an increase in corporate expense of $1.8 million (excluding stock-based compensation expense).

Depreciation and amortization expense increased 11.9% to $187.2 million for the nine months ended September 30, 2019 as compared to the same period in 2018, primarily related to the addition of approximately $453.2 million of depreciable assets acquired through acquisitions and $133.1 million in capitalized expenditures since October 1, 2018.

For the nine months ended September 30, 2019, Lamar Media recognized a gain on disposition of assets of $5.4 million primarily resulting from an amendment of a transit contract in the first quarter of 2019.  The $5.4 million gain represents an increase of $12.6 million over the same period in 2018, primarily due to Lamar Media’s loss recognized on the sale of its Puerto Rico assets in April 2018 of $7.5 million.

Due to the above factors, operating income increased by $46.4 million to $376.7 million for the nine months ended September 30, 2019 as compared to $330.2 million for the same period in 2018.

Lamar Media did not recognize any losses on debt extinguishment during the nine months ended September 30, 2019 as compared to same period in 2018, whereby Lamar Media recorded a $15.4 million loss on debt extinguishment related to the prepayment of its 5 7/8% Notes.

Interest expense increased $16.9 million for the nine months ended September 30, 2019 to $114.2 million as compared to $97.3 million for the nine months ended September 30, 2018.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2018.

The increases in operating income as well as the decrease in loss on debt extinguishment offset by the increase in interest expense described above resulted in a $45.2 million increase in net income before income taxes.

The Company recorded an income tax benefit for the nine months ended September 30, 2019 of $6.7 million as compared to an income tax expense of $8.0 million for the same period in 2018.  The $6.7 million tax benefit is comprised of a $17.0 million non-cash tax benefit resulting from REIT converted assets offset by income tax expense of $10.3 million.  The $10.3 million tax expense equates to an effective tax rate for the nine months ended September 30, 2019 of 3.9% which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the nine months ended September 30, 2019 of $269.7 million, as compared to net income of $209.8 million for the same period in 2018.

Reconciliations:

Because acquisitions occurring after December 31, 2017 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2018 acquisition-adjusted net revenue, which adjusts our 2018 net revenue for the nine months ended September 30, 2018 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2019.

Reconciliations of 2018 reported net revenue to 2018 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2018 acquisition-adjusted net revenue to 2019 reported net revenue for the nine months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine months ended September 30,
	2019	2018
	(in thousands)
Reported net revenue	$1,290,985	$1,199,324
Acquisition net revenue	—	57,969
Adjusted totals	$1,290,985	$1,257,293

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$269,679	$209,843	$59,836	28.5%
Income tax (benefit) expense	(6,714)	7,969	(14,683)
Loss on debt extinguishment	—	15,429	(15,429)
Interest expense (income), net	113,687	97,008	16,679
(Gain) loss on disposition of assets	(5,360)	7,265	(12,625)
Depreciation and amortization	187,150	167,251	19,899
Impact of ASC 842 adoption (lease accounting standard)	(6,955)	—	(6,955)
Stock-based compensation expense	18,078	22,745	(4,667)
Adjusted EBITDA	$569,565	$527,510	$42,055	8.0%

Adjusted EBITDA for the nine months ended September 30, 2019 increased 8.0% to $569.6 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) of $68.7 million, and was offset by an increase in total general and administrative and corporate expenses of $26.6 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$269,679	$209,843	$59,836	28.5%
Depreciation and amortization related to real estate	175,920	157,941	17,979
(Gain) loss from sale or disposal of real estate, net of tax of $0 and $878 in 2019 and 2018, respectively	(5,048)	8,350	(13,398)
Non-cash tax benefit for REIT converted assets	(17,031)	—	(17,031)
Adjustments for unconsolidated affiliates and non-controlling interest	561	385	176
FFO	$424,081	$376,519	$47,562	12.6%
Straight line income	(217)	(220)	3
Impact of ASC 842 adoption (lease accounting standard)	(6,955)	—	(6,955)
Stock-based compensation expense	18,078	22,745	(4,667)
Non-cash portion of tax provision	2,572	697	1,875
Non-real estate related depreciation and amortization	11,230	9,310	1,920
Amortization of deferred financing costs	4,012	3,662	350
Loss on extinguishment of debt	—	15,429	(15,429)
Capital expenditures – maintenance	(35,888)	(30,453)	(5,435)
Adjustments for unconsolidated affiliates and non-controlling interest	(561)	(385)	(176)
AFFO	$416,352	$397,304	$19,048	4.8%

FFO for the nine months ended September 30, 2019 increased from FFO of $376.5 million in 2018 to $424.1 million for the same period in 2019, an increase of 12.6%.  AFFO for the nine months ended September 30, 2019 increased 4.8% to $416.4 million as compared to $397.3 million for the same period in 2018. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) offset by increases in interest expense and the total of general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

Three Months ended September 30, 2019 compared to Three Months ended September 30, 2018

Net revenues increased $39.3 million or 9.4% to $457.8 million for the three months ended September 30, 2019 from $418.5 million for the same period in 2018. This increase was attributable primarily to an increase in billboard net revenues million over the same period in 2018, due to growth from acquired assets over the past twelve months, while logo sign revenue and transit revenue remained relatively unchanged over the comparable period in 2018.

For the three months ended September 30, 2019, there was a $14.8 million increase in acquisition-adjusted net revenue as compared to acquisition-adjusted net revenue for the three months ended September 30, 2018, which represents an increase of 3.4%. See “Reconciliations” below. The $14.8 million increase in revenue is primarily due to increases in billboard revenue which is largely due to an increase in digital revenue as compared to the same period in 2018.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, increased $17.9 million, or 7.6% to $252.5 million for the three months ended September 30, 2019 from $234.5 million in the same period in 2018. The $17.9 million increase over the prior year is comprised of an increase in stock-based compensation of $2.0 million, an increase of $15.4 million in direct and general and administrative expense (excluding stock-based compensation) related to our operating assets and a $0.6 million increase corporate expenses (excluding stock-based compensation).

Depreciation and amortization expense increased $8.9 million to $64.0 million for the three months ended September 30, 2019 as compared to $55.1 million for the same period in 2018, primarily related to the addition of approximately $458.2 million of depreciable assets acquired since October 1, 2018.

Primarily due to the above factors, operating income increased by $13.1 million to $141.6 million for the three months ended September 30, 2019 as compared to $128.5 million for the same period in 2018.

Interest expense increased $6.5 million for the three months ended September 30, 2019 to $38.3 million as compared to $31.9 million for the three months ended September 30, 2018.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2018 offset by a slight decrease in interest rates.

The increase in operating income offset by the increase in interest expense described above resulted in a $6.6 million increase in net income before income taxes.

Lamar Media recorded income tax expense for the three months ended September 30, 2019 of $3.6 million as compared to an income tax expense of $2.6 million for the same period in 2018.   The $3.6 million tax expense equates to an effective tax rate for the three months ended September 30, 2019 of 3.5% which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended September 30, 2019 of $99.8 million, as compared to net income of $94.2 million for the same period in 2018.

Reconciliations:

Because acquisitions occurring after December 31, 2017 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2018 acquisition-adjusted net revenue, which adjusts our 2018 net revenue for the three months ended September 30, 2018 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2019.

Reconciliations of 2018 reported net revenue to 2018 acquisition-adjusted net revenue for the three months ended September 30, as well as a comparison of 2018 acquisition-adjusted net revenue to 2019 reported net revenue for the three months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended September 30,
	2019	2018
	(in thousands)
Reported net revenue	$457,786	$418,498
Acquisition net revenue	—	24,439
Adjusted totals	$457,786	$442,937

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$99,832	$94,165	$5,667	6.0%
Income tax expense	3,578	2,612	966
Interest expense (income), net	38,155	31,693	6,462
(Gain) loss on disposition of assets	(199)	407	(606)
Depreciation and amortization	63,951	55,089	8,862
Impact of ASC 842 adoption (lease accounting standard)	(581)	—	(581)
Stock-based compensation expense	10,572	8,624	1,948
Adjusted EBITDA	$215,308	$192,590	$22,718	11.8%

Adjusted EBITDA for the three months ended September 30, 2019 increased 11.8% to $215.3 million. The increase in Adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) of $30.4 million, and was offset by an increase in total general and administrative and corporate expenses of $7.7 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$99,832	$94,165	$5,667	6.0%
Depreciation and amortization related to real estate	59,742	52,032	7,710
Gain from sale or disposal of real estate, net of tax of 0 and ($57) in 2019 and 2018, respectively	(164)	505	(669)
Adjustments for unconsolidated affiliates and non-controlling interest	207	43	164
FFO	$159,617	$146,745	$12,872	8.8%
Straight line expense (income)	(1)	737	(738)
Impact of ASC 842 adoption (lease accounting standard)	(581)	—	(581)
Stock-based compensation expense	10,572	8,624	1,948
Non-cash portion of tax provision	662	1,138	(476)
Non-real estate related depreciation and amortization	4,209	3,057	1,152
Amortization of deferred financing costs	1,342	1,214	128
Capital expenditures – maintenance	(12,492)	(11,248)	(1,244)
Adjustments for unconsolidated affiliates and non-controlling interest	(207)	(43)	(164)
AFFO	$163,121	$150,224	$12,897	8.6%

FFO for the three months ended September 30, 2019 increased 8.8% to $159.6 million as compared to FFO of $146.7 million for the same period in 2018. AFFO for the three months ended September 30, 2019 increased 8.6% to $163.1 million as compared to $150.2 million for the same period in 2018. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) offset by increases in interest expense and the total of  general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2019, and should be read in conjunction with Note 11 of the Notes to the Company’s Consolidated Financial Statements.

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

At September 30, 2019 there was approximately $1.366 billion of indebtedness outstanding under the senior credit facility and Accounts Receivable Securitization Program, or approximately 44.7% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2019 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $42.4 million, and the weighted average interest rate applicable to these borrowings during 2019 was 4.1%. Assuming that the weighted average interest rate was 200 basis points higher (that is 6.1% rather than 4.1%), then the Company’s 2019 interest expense would have increased by approximately $20.1 million for the nine months ended September 30, 2019.

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

b) Changes in Internal Control Over Financial Reporting.

Beginning January 1, 2019, we adopted ASU No. 2016-02, “Leases ( Codified as ASC 842),” which resulted in recording operating lease liabilities and operating right-of-use assets on our condensed consolidated balance sheet. As a result, we implemented changes to our internal controls related to leases for the nine months ended September 30, 2019. These changes include implementing updated accounting policies affected by ASC 842 and implementing a new information technology application to calculate our operating lease right-of-use assets and operating lease liabilities and required disclosures.

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

4.1

Supplemental Indenture to the Indenture dated as of  October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 15, 2019, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023. Filed herewith.

4.2

Supplemental Indenture to the Indenture dated as of January 10, 2014, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 15, 2019, relating to Lamar Media’s 5 3/8% Senior Notes due 2024. Filed herewith.

4.3

Supplemental Indenture to the Indenture dated as of January 28, 2016, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 15, 2019, relating to Lamar Media’s 5 3/4% Senior Notes due 2026. Filed herewith.

10.1

Joinder Agreement, dated as of August 15, 2019, to the Third Amended and Restated Credit Agreement dated as of May 15, 2017, as amended, among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Ashby Street Outdoor Holdings LLC,  Ashby Street Outdoor CC, LLC and Ashby Street Outdoor LLC. Filed herewith.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: November 5, 2019	BY:	/s/ Jay Johnson
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 5, 2019	BY:	/s/ Jay Johnson
Chief Financial and Accounting Officer and Treasurer