Form 10-K
period 2019-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2020-02-20
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $6,880,025,403 based on $80.71 per share as reported at the close of trading on the NASDAQ Global Select Market on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 28, 2019, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2020
Lamar Advertising Company Class A common stock, $0.001 par value per share	86,095,000 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	14,420,085 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 28, 2020 (Proxy Statement)	Part III

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

Billboards. As of December 31, 2019, we owned and operated approximately 157,800 billboard advertising displays in 45 states and Canada. We lease most of our advertising space on two types of billboards: bulletins and posters.

•	Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic.
•	Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic.

In addition to traditional billboards, we also lease space on digital billboards, which are generally located on major traffic arteries and city streets. As of December 31, 2019, we owned and operated over 3,500 digital billboard advertising displays in 43 states and Canada.

Logo signs. We lease advertising space on logo signs located near highway exits.

•	Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.

We are the largest provider of logo signs in the United States, operating 24 of the 26 privatized state logo sign contracts. As of December 31, 2019, we operated over 151,200 logo sign advertising displays in 24 states and Canada.

Transit advertising displays. We also lease advertising space on the exterior and interior of public transportation vehicles, in airport terminals, and on transit shelters and benches in over 80 markets. As of December 31, 2019, we operated over 52,800 transit advertising displays in 22 states and Canada.

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

OPERATING STRATEGIES

We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:

Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our tenants and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 76% of our net revenues for the year ended December 31, 2019, which management believes is higher than the industry average. We believe that the experience of our regional, territory and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 34 years. In an effort to provide high quality sales and service at the local level, we employed approximately 1,060 local account executives as of December 31, 2019. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of our central office, as well as our offices in other markets, in the event business opportunities or customers’ needs support such an allocation of resources.

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

In addition, we routinely invest in upgrading our existing displays and constructing new displays. Since January 1, 2009, we invested approximately $1.1 billion in capitalized expenditures, which include improvements to our existing real estate portfolio and the construction of new locations. Our regular improvement and expansion of our advertising display inventory allows us to provide high quality service to our current tenants and to attract new tenants.

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

Reinvesting in capital expenditures including digital technology. We have a history of investing in capital expenditures, particularly in our digital platform. We spent approximately $141.0 million in total capital expenditures in fiscal year 2019, of which approximately $57.5 million was spent on digital technology. We expect our 2020 capitalized expenditures to approximate our spending in 2019.

CAPITAL ALLOCATION STRATEGY

The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital. To maintain our REIT status we are required to distribute to our stockholders annually an amount equal to at least 90% of our REIT taxable income, excluding net capital gains. After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. During 2019, we generated $630.7 million of cash from operating activities, which was used to fund capital expenditures, dividends to our shareholders and partially fund acquisitions.

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

COMPANY OPERATIONS

Billboard Advertising

We lease most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2019, we owned and operated approximately 157,800 billboard advertising displays in 45 states and Canada.  In 2019, we derived approximately 75% of our billboard advertising net revenues from bulletin rentals and 25% from poster rentals.

Bulletins are large, advertising structures (the most common size is fourteen feet high by forty-eight feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2019, we operated approximately 76,150 bulletin displays.

We generally lease individually-selected bulletin space to advertisers for the duration of the contract (ranging from 4 to 52 weeks). We also lease bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.

Posters are smaller advertising structures (the most common size is eleven feet high by twenty-three feet wide, or 250 square feet; we also operate junior posters, which are five feet high by eleven feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts onto the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2019, we operated approximately 81,650 poster displays.

We generally lease poster space for 4 to 26 weeks; determined by the advertiser’s campaign needs.  Posters are sold in packages of Target Rating Point (“TRP”) levels, which determine the percentage of a target audience an advertiser needs to reach.  A package may include a combination of poster locations in order to meet reach and frequency campaign goals.

In addition to the traditional static displays, we also rent digital billboards. Digital billboards are large electronic light emitting diode (“LED”) displays (the most common sizes are fourteen feet high by forty-eight feet wide, or 672 square feet; ten and a half feet high by thirty six feet wide, or 378 square feet; and ten feet high by twenty-one feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds.  At December 31, 2019, our inventory included over 3,500 digital display billboards in various markets.  These 3,500 digital billboards generated approximately 25% of billboard advertising net revenue.

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

Logo Sign Advertising

We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 24 of the 26 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2019, we operated approximately 46,170 logo sign structures containing over 151,200 logo advertising displays in the United States and Canada.

We operate the logo sign contracts in the province of Ontario, Canada and in the following states:

Colorado	Georgia	Louisiana	Mississippi	Nebraska	New Mexico	Tennessee
Delaware	Kansas	Michigan	Missouri(1)	Nevada	Ohio	Utah
Florida	Kentucky	Minnesota	Montana	New Hampshire	Oklahoma	Virginia
				New Jersey	South Carolina	Wisconsin

(1)	The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.

We also operate the tourist oriented directional signing (“TODS”) programs for the states of Colorado, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, Ohio, South Carolina, Utah, Virginia and the province of Ontario, Canada,  providing approximately 29,650 advertising displays.

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

State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the Company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our 25 logo sign contracts in place, in the United States and Canada, at December 31, 2019, four are subject to renewal or expiration in 2020.

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

Transit Advertising

We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. Transit contracts are generally with the local municipalities and airport authorities and allow us the exclusive right to rent advertising space to customers, in airports and on buses, benches or shelters. The terms of the contracts vary but generally range between 3-15 years, many with renewable options for contract extension. We rent transit advertising displays in airport terminals and on bus shelters, benches and buses in over 80 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising tenants. As of December 31, 2019, we operated over 52,800 transit advertising displays in 22 states and Canada.

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

GEOGRAPHIC DIVERSIFICATION

Our advertising displays are geographically diversified across the United States and Canada. The following table sets forth information regarding the geographic diversification of our advertising displays, which are listed in order of contributions to total revenue. Markets with less than 1% of total displays are grouped in the category “all other United States.”

	Percentage of Revenues for the year ended, December 31, 2019					Number of Displays for the year ended, December 31, 2019
Market	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Percentage of Total Displays
Las Vegas, NV	1.8%	2.6%	15.0%	—	3.0%	837	64	1,498	—	2,399	0.6%
New York, NY	3.2%	1.7%	—	—	2.5%	1,054	37	—	—	1,091	0.3%
Pittsburgh, PA	2.2%	3.6%	0.4%	—	2.3%	3,003	56	341	—	3,400	0.9%
Seattle, WA	2.2%	1.1%	2.1%	—	1.9%	1,736	18	2,194	—	3,948	1.0%
Cleveland, OH	1.7%	2.7%	1.6%	—	1.8%	2,390	58	2,542	—	4,990	1.3%
Gary, IN	1.6%	2.6%	—	—	1.6%	1,711	118	—	—	1,829	0.5%
San Bernardino, CA	1.6%	1.9%	1.1%	—	1.5%	782	33	1,273	—	2,088	0.5%
Dallas, TX	1.8%	1.0%	1.9%	—	1.5%	1,374	21	459	—	1,854	0.5%
Nashville, TN	1.4%	2.2%	—	—	1.4%	1,735	61	—	—	1,796	0.5%
Vancouver, Canada	—	—	16.7%	—	1.4%	—	—	6,118	—	6,118	1.6%
Atlanta, GA	1.2%	2.5%	—	—	1.3%	771	56	—	—	827	0.2%
Reading, PA	1.1%	2.1%	—	—	1.2%	1,244	101	—	—	1,345	0.3%
Hartford, CT	1.1%	2.2%	0.1%	—	1.2%	919	50	100	—	1,069	0.3%
Richmond, VA	1.3%	1.7%	—	—	1.2%	1,319	38	—	—	1,357	0.3%
Phoenix, AZ	0.2%	2.5%	5.5%	—	1.2%	142	47	3,481	—	3,670	0.9%
Oklahoma City, OK	1.4%	1.4%	—	—	1.2%	2,209	33	—	—	2,242	0.6%
Knoxville, TN	1.6%	0.7%	—	—	1.2%	2,226	30	—	—	2,256	0.6%
Birmingham, AL	1.2%	1.2%	0.3%	—	1.1%	1,581	32	318	—	1,931	0.6%
Raleigh, NC	1.4%	0.9%	—	—	1.1%	2,889	41	—	—	2,930	0.8%
Austin, TX	1.5%	0.4%	—	—	1.0%	952	5	—	—	957	0.2%
Cincinnati, OH	1.0%	1.8%	—	—	1.0%	1,176	31	—	—	1,207	0.3%
Columbus, OH	1.0%	1.6%	—	—	1.0%	1,771	60	—	—	1,831	0.5%
Providence, RI	1.0%	1.7%	—	—	1.0%	582	31	—	—	613	0.2%
Baton Rouge, LA	1.1%	1.2%	—	—	1.0%	1,483	39	—	—	1,522	0.4%
Buffalo, NY	0.9%	1.1%	2.4%	—	1.0%	933	28	1,690	—	2,651	0.7%
Indianapolis, IN	1.2%	0.9%	—	—	1.0%	2,395	20	—	—	2,415	0.6%
Greenville-Spartanburg, SC	1.1%	1.2%	—	—	1.0%	1,958	45	—	—	2,003	0.5%
All US Logo Programs*	—	—	—	93.4%	4.9%	—	—	—	165,103	165,103	42.1%
All Other United States	63.1%	55.5%	43.1%	—	56.3%	114,961	2,366	28,334	—	145,661	37.1%
All Other Canada*	0.1%	—	9.8%	6.6%	1.2%	136	2	4,453	15,762	20,353	5.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	154,269	3,521	52,801	180,865	391,456	100.0%
Total Revenue (in millions)	$1,145.4	$392.1	$131.9	$84.2	$1,753.6
* Logo displays at December 31, 2019 include 29,649 displays related to the tourist oriented direction signing ("TODS") programs.

TAXABLE REIT SUBSIDIARIES

We hold and operate certain of our assets that cannot be held and operated directly by a REIT through taxable REIT subsidiaries, or TRSs. A TRS is a subsidiary of a REIT that pays corporate taxes on its taxable income. The assets held in our TRSs primarily consist of our transit advertising business, advertising services business and our foreign operations. Our TRS assets and operations will continue to be subject, as applicable, to U.S. federal and state corporate income taxes. Furthermore, our assets and operations outside the United States will continue to be subject to foreign taxes in the jurisdictions in which those assets and operations are located. Net income from our TRSs will either be retained by our TRSs and used to fund their operations, or distributed to us, where it will be reinvested in our business or be available for distribution to Lamar Advertising’s stockholders. As of December 31, 2019, the annual revenue generated by our TRSs in the aggregate was approximately $323.7 million.

ADVERTISING TENANTS

Our tenant base is diverse. The table below sets forth the ten industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2019, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 76% of our billboard advertising net revenues in the year ended December 31, 2019. No individual tenant accounted for more than 2.0% of our billboard advertising net revenues in that period.

Categories	Percentage of Net Billboard Advertising Revenues
Service	14%
Health Care	11%
Restaurants	11%
Retailers	9%
Amusement — Entertainment/Sports	7%
Automotive	5%
Financial — Banks, Credit Unions	4%
Gaming	4%
Education	4%
Insurance	4%
Real Estate	3%
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

Relatively few large scale studies have been conducted to date regarding driver safety issues, if any, related to digital billboards. On December 30, 2013, the results of a study conducted by U.S. Department of Transportation and the Federal Highway Administration that looked at the effect of digital billboards and conventional billboards on driver visual behavior were issued. The conclusions of the report indicated that the presence of digital billboards did not appear to be related to a decrease in looking toward the road ahead and were generally within acceptable thresholds. The report cautioned, however, that it adds to the knowledge base but does not present definitive answers to the research questions investigated. Accordingly, the results of future studies may result in regulations at the federal or state level that impose greater restrictions on digital billboards. Any new restrictions on digital billboards could have a material adverse effect on both our existing inventory of digital billboards and our plans to expand our digital deployment, which could have a material adverse effect on our business, results of operations and financial condition.

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

REAL ESTATE PORTFOLIO

Our management headquarters is located in Baton Rouge, Louisiana. We also own 126 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, we lease an additional 130 operating facilities at an aggregate lease expense for 2019 of approximately $8.3 million.

We own over 8,900 parcels of property beneath our advertising displays. As of December 31, 2019, we leased over 74,300 outdoor sites, accounting for an annualized lease expense of approximately $287.6 million. This amount represented approximately 19% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide us with renewal options. Our lease agreements generally permit us to use the land for the construction, repair and relocation of outdoor advertising displays, including all rights necessary to access and maintain the site. Approximately 69% of our leases will expire or be subject to renewal in the next 5 years, 20% will expire or be subject to renewal in 6 to 10 years and 11% thereafter. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

The following table illustrates the number of leased and owned sites by state as of December 31, 2019, which is sorted from greatest to least in number and percentage of leased sites. States in which we lease less than 2% of our portfolio are grouped in the category “All Other States”.

State	# of billboard leased sites	% of total	# of owned billboard sites	% of total
Texas	5,669	7.6%	962	10.7%
Pennsylvania	5,264	7.1%	1,459	16.3%
California	4,564	6.1%	130	1.5%
Ohio	4,511	6.1%	533	6.0%
North Carolina	4,261	5.7%	249	2.8%
Tennessee	3,252	4.4%	415	4.6%
Louisiana	3,164	4.3%	481	5.4%
Alabama	3,067	4.1%	433	4.8%
Wisconsin	2,807	3.8%	291	3.3%
Georgia	2,751	3.7%	249	2.8%
Florida	2,652	3.6%	376	4.2%
South Carolina	2,513	3.4%	131	1.5%
New York	2,331	3.1%	188	2.1%
Missouri	2,242	3.0%	213	2.4%
Michigan	2,000	2.7%	264	2.9%
Mississippi	1,949	2.6%	358	4.0%
Indiana	1,859	2.5%	266	3.0%
Oklahoma	1,827	2.5%	129	1.4%
Virginia	1,651	2.2%	160	1.8%
Illinois	1,560	2.1%	311	3.5%
All Other States	14,470	19.4%	1,355	15.0%
	74,364	100.0%	8,953	100.0%

CONTRACT EXPIRATIONS

We derive revenues primarily from renting advertising space to customers on our advertising displays. Our contracts with customers generally cover periods ranging from one week to one year and are generally billed every four weeks. Since contract terms are short-term in nature, we do not consider revenues by year of contract expiration to be meaningful.

EMPLOYEES

We employed approximately 3,600 people as of December 31, 2019. Approximately 250 employees were engaged in overall management and general administration at our management headquarters in Baton Rouge, Louisiana, and the remainder, including approximately 1,060 local account executives were employed in our operating offices.

Fifteen of our local offices employ billposters and construction personnel who are covered by collective bargaining agreements. We believe that our relationship with our employees, including our approximately 120 unionized employees, is good, and we have never experienced a strike or work stoppage.

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

The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2019, Lamar Advertising Company’s wholly owned subsidiary, Lamar Media, had approximately $2.980 billion of total debt outstanding, net of deferred financing costs, consisting of approximately $1.118 billion in bank debt outstanding under Lamar Media’s senior credit facility, $531.8 million in senior subordinated notes, $1.153 billion in various series of senior notes, $174.2 million under the Accounts Receivable Securitization Program and $3.1 million in other seller notes. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility allow Lamar Media to incur substantially more debt, including approximately $387.3 million available for borrowing as of December 31, 2019 under the revolving senior credit facility. Furthermore, on February 6, 2020, Lamar Media completed a comprehensive refinancing transaction, which included an amendment and restatement of its credit facility that, among other things, increased the borrowing capacity under the revolving portion of its credit facility by $200.0 million.

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

At December 31, 2019, the terms of Lamar Media’s senior credit facility and of our Accounts Receivable Securitization Program also restrict the Company from exceeding a specified secured debt ratio.  Lamar Media is also subject to certain other financial covenants relating to the incurrence of additional debt. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of the specific financial ratio requirements under the senior credit facility.

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

The Company has historically grown through acquisitions. During the year ended December 31, 2019, we completed acquisitions for a total cash purchase price of approximately $226.3 million. We intend to continue to evaluate strategic acquisition opportunities as they arise.

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

The Company tested goodwill for impairment on December 31, 2019. Based on the Company’s review at December 31, 2019, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or both of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350 “Goodwill and Other Intangible Assets” and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.

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

Relatively few large scale studies have been conducted to date regarding driver safety issues, if any, related to digital billboards. On December 30, 2013, the results of a study conducted by the U.S. Department of Transportation and the Federal Highway Administration that looked at the effect of digital billboards and conventional billboards on driver visual behavior were issued. The conclusions of the report indicated that the presence of digital billboards did not appear to be related to a decrease in looking toward the road ahead and were generally within acceptable thresholds. The report cautioned, however, that it adds to the knowledge base but does not present definitive answers to the research questions investigated. Accordingly, the results of future studies may result in regulations at the federal or state level that impose greater restrictions on digital billboards. Any new restrictions on digital billboards could have a material adverse effect on both our existing inventory of digital billboards and our plans to expand our digital deployment, which could have a material adverse effect on our business, results of operations and financial condition.

The Company’s logo sign contracts are subject to state award and renewal.

In 2019, the Company generated approximately 5% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against other national logo sign providers as well as numerous smaller local logo sign providers. A logo sign provider incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the logo sign provider for early termination. At the end of the contract term, the logo sign provider transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.

Of the Company’s 25 logo sign contracts in place at December 31, 2019, four are subject to renewal or expiration in 2020. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.

The Company is controlled by significant stockholders who have the power to determine the outcome of all matters submitted to the stockholders for approval and whose interest in the Company may be different than yours.

As of December 31, 2019, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Chairman and President, and Sean Reilly, the Company’s Chief Executive Officer, and their affiliates, owned in the aggregate approximately 15% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented approximately 63% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family and their affiliates the power to:

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

Lamar Advertising elected to qualify as a REIT for U.S. federal income tax purposes starting with its taxable year ended December 31, 2014 and for each subsequent taxable year thereafter.  REIT qualification involves the application of highly technical and complex provisions of the U.S. Internal Revenue Code of 1986, as amended, (the “Code”) to Lamar Advertising’s assets and operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although Lamar Advertising plans to operate in a manner consistent with the REIT qualification rules, the Company cannot assure you that it will so qualify or remain so qualified. Lamar Media is treated as a qualified REIT subsidiary of Lamar Advertising that is disregarded as separate from its parent REIT for U.S. federal income tax purposes.

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

Any such corporate tax liability could be substantial and would reduce the amount of cash available for distributions to Lamar Advertising’s stockholders, may require it to borrow funds (under Lamar Media’s senior credit facility or otherwise) or liquidate some investments to pay any such additional tax liability. This adverse impact could last for five or more years because, unless it is entitled to relief under certain statutory provisions, it will be taxable as a corporation, beginning in the year in which the failure occurs, and it will not be allowed to re-elect to be taxed as a REIT for the following four years.

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

In order to meet the REIT distribution requirements and maintain its qualification and taxation as a REIT and avoid corporate income taxes, Lamar Advertising and/or its subsidiaries, including Lamar Media, may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings. Any insufficiency of its cash flows to cover Lamar Advertising’s REIT distribution requirements could require it to raise short- and long-term debt, to sell assets, or to offer equity securities in order to fund distributions required to maintain its qualification and taxation as a REIT and avoid corporate income taxes. Furthermore, the REIT distribution requirements may increase the financing Lamar Advertising needs to fund capital expenditures, future growth and expansion initiatives. This would increase its total leverage.

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

To qualify as a REIT for U.S. federal income tax purposes, Lamar Advertising must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it distributes to its stockholders and the ownership of Lamar Advertising common stock. For these purposes, Lamar Advertising is treated as owning the assets of and receiving or accruing the income of its subsidiaries (other than TRSs). Thus, compliance with these tests will require Lamar Advertising and its subsidiaries to refrain from certain activities and may hinder their ability to make certain attractive investments, including investments in the businesses to be conducted by TRSs, and to that extent limit their opportunities. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if Lamar Advertising needs or requires the target company to comply with certain REIT requirements prior to closing.

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

At any time, the U.S. federal income tax laws governing REITs or the administrative and judicial interpretations of those laws may be amended or interpreted in a different manner. Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the U.S. Department of the Treasury, and state taxing authorities. Additional changes to the tax laws, regulations and administrative and judicial interpretations, which may have retroactive application, could adversely affect Lamar Advertising and its subsidiaries. The Company cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations and administrative and judicial interpretations applicable to Lamar Advertising may be changed. Accordingly, the Company cannot assure you that any such change will not significantly affect Lamar Advertising’s ability to qualify for taxation as a REIT or the U.S. federal income tax consequences to it of such qualification.

The ability of the board of directors of Lamar Advertising to revoke its REIT election, without stockholder approval, may cause adverse consequences to its stockholders.

The Lamar Advertising charter provides that the board of directors may revoke or otherwise terminate the REIT election, without the approval of its stockholders, if the board determines that it is no longer in the Company’s best interest to continue to qualify as a REIT. If the Company ceases to be a REIT, it will be subject to U.S. federal income tax at regular corporate rates and applicable state and local corporate taxes, which may have adverse consequences on its total return to its stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our management headquarters is located in Baton Rouge, Louisiana. We also own 126 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 130 operating facilities at an aggregate lease expense for 2019 of approximately $8.3 million.

We own over 8,900 parcels of property beneath our outdoor advertising structures. As of December 31, 2019, we leased over 74,300 active outdoor sites, accounting for a total annual lease expense of approximately $287.6 million. This amount represented approximately 19% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

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

The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the NASDAQ Global Select Market under the symbol “LAMR.” As of December 31, 2019, the Class A common stock was held by 99 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.

The Company’s Class B common stock is not publicly traded and is held of record by members of the Reilly family and the Reilly Family, LLC (the “RFLLC”), formerly the Reilly Family Limited Partnership. Kevin P. Reilly, Jr., our President and Chairman of the Board, is the executive manager of the RFLLC and Sean E. Reilly, our Chief Executive Officer, and Wendell Reilly and Anna Reilly, each of whom is a member of our board of directors are also managers of the RFLLC.

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

Issuer Purchases of Equity Securities

The following table sets forth shares of Class A common stock withheld by the Company to satisfy withholding obligations arising upon the vesting of restricted stock awards:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2019	2,460	$81.59	—	—
November 1 through November 30, 2019	—	—	—	—
December 1 through December 31, 2019	—	—	—	—
	2,460	$81.59	—	—

(a)

Shares purchased consists of shares withheld by the Company for the payment of taxes resulting from the vesting of a restricted stock award made to Jay L. Johnson pursuant to the Company’s 1996 Equity Incentive Plan, as amended.

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

	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Statement of Income Data:
Net revenues	$1,753,644	$1,627,222	$1,541,260	$1,500,294	$1,353,396
Operating expenses:
Direct advertising expenses	590,078	561,848	540,880	525,597	473,760
General and administrative expenses	403,038	372,324	338,573	345,789	313,941
Depreciation and amortization	250,028	225,261	211,104	204,958	191,433
(Gain) loss on disposition of assets	(7,241)	7,233	(4,664)	(15,095)	(8,765)
Total operating expenses	1,235,903	1,166,666	1,085,893	1,061,249	970,369
Operating income	517,741	460,556	455,367	439,045	383,027
Other expense (income):
Loss on extinguishment of debt	—	15,429	71	3,198	—
Interest income	(764)	(534)	(6)	(6)	(34)
Interest expense	150,616	129,732	128,396	123,688	98,433
Total other expense	149,852	144,627	128,461	126,880	98,399
Income before income taxes	367,889	315,929	326,906	312,165	284,628
Income tax (benefit) expense	(4,222)	10,697	9,230	13,356	22,058
Net income	372,111	305,232	317,676	298,809	262,570
Preferred stock dividends	365	365	365	365	365
Net income applicable to common stock	$371,746	$304,867	$317,311	$298,444	$262,205
Net income per share basic	$3.71	$3.09	$3.24	$3.07	$2.72
Net income per share diluted	$3.71	$3.08	$3.23	$3.05	$2.72
Cash dividends declared per common share	$3.84	$3.65	$3.32	$3.02	$2.75
Statement of Cash Flow Data:
Cash flows provided by operating activities	$630,865	$564,846	$507,016	$521,823	$477,650
Cash flows used in investing activities	$362,034	$584,148	$400,066	$680,983	$253,880
Cash flows (used in) provided by financing activities	$(264,357)	$(73,563)	$(28,641)	$171,908	$(224,808)
Balance Sheet Data(1)
Cash and cash equivalents	$26,188	$21,494	$115,471	$35,530	$22,327
Working capital	(362,639)	(91,366)	94,525	36,929	44,902
Total assets	5,941,155	4,544,641	4,214,345	3,898,884	3,363,744
Total debt (including current maturities)	2,980,118	2,888,688	2,556,690	2,349,183	1,891,450
Total long-term obligations	4,088,041	2,957,822	2,784,858	2,552,032	2,105,855
Stockholders’ equity	1,180,306	1,131,784	1,103,493	1,069,528	1,021,059

(1)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2019, 2018 and 2017. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash,” for more information. During the year ended December 31, 2019, the Company completed acquisitions for a total cash purchase price of approximately $226.3 million.  See “Uses of Cash-Acquisitions,” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past three years:

	2019	2018	2017
	(In thousands)
Billboard — Traditional	$48,194	$37,905	$36,015
Billboard — Digital	57,519	45,938	40,218
Logos	10,762	11,438	9,614
Transit	2,308	5,364	2,863
Land and buildings	13,453	8,420	13,690
PP&E	8,720	8,573	6,929
Total capital expenditures	$140,956	$117,638	$109,329

We expect our 2020 capital expenditures to approximate our 2019 spending.

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

We define Adjusted EBITDA as net income before income tax expense (benefit), interest expense (income), loss (gain) on extinguishment of debt and investments, stock-based compensation, depreciation and amortization, gain or loss on disposition of assets and investments, and the impact of the adoption of ASU  NO. 2016-2, “Leases (Codified as ASC 842).”

FFO is defined as net income before gains or losses from the sale or disposal of real estate assets and investments and real estate related depreciation and amortization and including adjustments to eliminate non-controlling interest.

We define AFFO as FFO before (i) straight-line revenue and expense; (ii) impact of ASC 842 adoption; (iii) stock-based compensation expense; (iv) non-cash tax expense (benefit); (v) non-real estate related depreciation and amortization; (vi) amortization of deferred financing and debt issuance costs, (vii) loss on extinguishment of debt; (viii) non-recurring infrequent or unusual losses (gains); (ix) less maintenance capital expenditures; and (x) an adjustment for non-controlling interest.

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

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	33.6%	34.5%	35.1%
General and administrative expenses	18.2%	17.8%	17.9%
Corporate expenses	4.8%	5.1%	4.0%
Depreciation and amortization	14.3%	13.8%	13.7%
Operating income	29.5%	28.3%	29.5%
Loss on extinguishment of debt	—	0.9%	—
Interest expense	8.6%	8.0%	8.3%
Income tax (benefit) expense	-0.2%	0.7%	0.6%
Net income	21.2%	18.8%	20.6%

Year ended December 31, 2019 compared to Year ended December 31, 2018

Net revenues increased $126.4 million or 7.8% to $1.754 billion for the year ended December 31, 2019 from $1.627 billion for the same period in 2018. This increase was attributable primarily to an increase in billboard net revenues of $124.6 million or 8.8% over the prior period, which is primarily related to the integration of outdoor assets acquired during 2018 and 2019, and the addition of approximately 330 digital displays during the year ended December 31, 2019.  In addition, transit revenue increased $2.1 million, which represents an increase of 1.6% over the prior period.

Net revenues for the year ended December 31, 2019, as compared to acquisition-adjusted net revenues for the comparable period in 2018, increased $45.7 million, or 2.7%. The $45.7 million increase in revenue primarily consisted of a $41.7 million increase in billboard revenue primarily due to increases in digital revenue and a $4.1 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2018. See “Reconciliations” below.

Total operating expenses, exclusive of depreciation and amortization and (gain) loss on disposition of assets, increased $58.9 million, or 6.3% to $993.1 million for the year ended December 31, 2019 from $934.2 million in the same period in 2018. The $58.9 million increase over the prior year is primarily comprised of an increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) of $58.7 million primarily related to the operations of our outdoor advertising assets.

Depreciation and amortization expense increased $24.8 million to $250.0 million for the year ended December 31, 2019 as compared to $225.3 million for the same period in 2018, primarily related to the addition of approximately $516.2 million of depreciable assets acquired through acquisitions and $258.6 million in capitalized expenditures during fiscal years 2018 and 2019.

For the year ended December 31, 2019, the Company recognized a gain on disposition of assets of $7.2 million primarily resulting from an amendment of a transit contract in the first quarter of 2019.  The gain in 2019 represents an increase of $14.5 million over the same period in 2018, largely due to the gain in 2019 coupled with the Company’s loss recognized in 2018 on the sale of its Puerto Rico assets in April 2018 of $7.8 million.

Due primarily to the above factors, operating income increased $57.2 million to $517.7 million for the year ended December 31, 2019 compared to $460.6 million for the same period in 2018.

During the year ended December 31, 2018, the Company recorded a $15.4 million loss on debt extinguishment related to Lamar Media’s prepayment of its 5 7/8% Senior Subordinated Notes due 2022.  The $15.4 million loss is comprised of a cash redemption premium of $9.8 million and a non-cash write off of unamortized deferred financing costs of approximately $5.6 million.  See “Uses of Cash” for more information.  There were no transactions resulting in a loss on debt extinguishment in fiscal year 2019.

Interest expense increased $20.9 million for the year ended December 31, 2019 to $150.6 million as compared to $129.7 million for the year ended December 31, 2018.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2018.

The increase in operating income and decrease in loss on extinguishment of debt, offset by the increase in interest expense over the comparable period in 2018, resulted in a $52.0 million increase in net income before income taxes.

The Company recorded an income tax benefit of $4.2 million for the year ended December 31, 2019 as compared to income tax expense of $10.7 million for the same period in 2018. The $4.2 million income tax benefit is comprised of a $17.0 million non-cash tax benefit resulting from REIT converted assets offset by income tax expense of $12.8 million.  The $12.8 million tax expense equates to an effective tax rate for the year ended December 31, 2019 of approximately 3.5%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the year ended December 31, 2019 of $372.1 million, as compared to net income of $305.2 million for the same period in 2018.

Reconciliations:

Because acquisitions occurring after December 31, 2017 have contributed to our net revenue results for the periods presented, we provide 2018 acquisition-adjusted net revenue, which adjusts our 2018 net revenue for the year ended December 31, 2018 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2019.

Reconciliations of 2018 reported net revenue to 2018 acquisition-adjusted net revenue for the year ended December 31, 2018 as well as a comparison of 2018 acquisition-adjusted net revenue to 2019 reported net revenue for the year ended December 31, 2019, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2019	2018
	(in thousands)
Reported net revenue	$1,753,644	$1,627,222
Acquisition net revenue	—	80,745
Adjusted totals	$1,753,644	$1,707,967

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$372,111	$305,232	$66,879	21.9%
Income tax (benefit) expense	(4,222)	10,697	(14,919)
Loss on extinguishment of debt	—	15,429	(15,429)
Interest expense (income), net	149,852	129,198	20,654
(Gain) loss on disposition of assets	(7,241)	7,233	(14,474)
Depreciation and amortization	250,028	225,261	24,767
Impact of ASC 842 adoption	(5,292)	—	(5,292)
Stock-based compensation expense	29,647	29,443	204
Adjusted EBITDA	$784,883	$722,493	$62,390	8.6%

Adjusted EBITDA for the year ended December 31, 2019 increased 8.6% to $784.9 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) of $92.7 million, and was partially offset by an increase in general and administrative and corporate expenses of $30.3 million, excluding the impact of stock-based compensation expense and the impact of ASC 842 adoption.

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$372,111	$305,232	$66,879	21.9%
Depreciation and amortization related to real estate	235,802	212,457	23,345
(Gain) loss from disposition of real estate assets and investments	(6,775)	8,689	(15,464)
Non-cash tax benefit for REIT converted assets	(17,031)	—	(17,031)
Adjustments for unconsolidated affiliates and non-controlling interest	771	648	123
FFO	$584,878	$527,026	$57,852	11.0%
Straight-line income	(361)	(2,036)	1,675
Impact of ASC 842 adoption	(5,292)	—	(5,292)
Stock-based compensation expense	29,647	29,443	204
Non-cash portion of tax provision	2,901	660	2,241
Non-real estate related depreciation and amortization	14,226	12,804	1,422
Amortization of deferred financing costs	5,365	4,920	445
Loss on extinguishment of debt	—	15,429	(15,429)
Capital expenditures – maintenance	(49,155)	(43,108)	(6,047)
Adjustments for unconsolidated affiliates and non-controlling interest	(771)	(648)	(123)
AFFO	$581,438	$544,490	$36,948	6.8%

FFO for the year ended December 31, 2019 was $584.9 million as compared to FFO of $527.0 million for the same period in 2018. AFFO for the year ended December 31, 2019 increased 6.8% to $581.4 million as compared to $544.5 million for the same period in 2018. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption), offset by increases in general and administrative and corporate expenses (excluding the effect of stock based compensation expense and the impact of ASC 842 adoption).

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

Sources of Cash

Total Liquidity at December 31, 2019. As of December 31, 2019 we had approximately $413.5 million of total liquidity, which is comprised of approximately $26.2 million in cash and cash equivalents and approximately $387.3 million of availability under the revolving portion of Lamar Media’s senior credit facility. On February 6, 2020, Lamar Media completed a comprehensive refinancing transaction, which included an amendment and restatement of its credit facility that, among other things, increased the borrowing capacity under the revolving portion of its credit facility by $200.0 million.  We are currently in compliance with the maintenance covenant included in the senior credit facility, and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

As of December 31, 2019 and 2018, the Company had a working capital deficit of $362.6 million and $91.4 million, respectively. The increase in the working capital deficit of $271.3 million is primarily due to the impact of the new lease accounting standard (see Note 3. Leases to the Consolidated Financial Statements), which resulted in the recognition of short-term operating lease liabilities and a reclassification of prepaid leases to operating lease right of use assets on our Consolidated Balance Sheet.

Cash Generated by Operations. For the years ended December 31, 2019, 2018 and 2017 our cash provided by operating activities was $630.9 million, $564.8 million and $507.0 million, respectively. The increase in cash provided by operating activities for the year ended December 31, 2019 over the same period in 2018 relates to an increase in revenues offset by increases in operating expenses (excluding depreciation and amortization) and a net decrease in operating assets and liabilities. We generated cash flows from operations during 2019 in excess of our cash needs for operations and capital expenditures as described herein. We used the excess cash generated principally to pay dividends and fund our acquisitions. See — “Cash Flows” for more information.

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

As of December 31, 2019, there were $175.0 million of outstanding aggregate borrowings under the Accounts Receivable Securitization Program at a borrowing rate of approximately 3.3%.

“At-the-Market” Offering Program. On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC and SunTrust Robinson Humphrey, Inc. as our sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $.001 per share (the “Class A Common Stock”), having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals.  Sales of the Class A Common Stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A Common Stock, or sales made to or through a market maker other than on an exchange.  The Company has no obligation to sell any of the Class A Common Stock under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement.  The Company intends to use the net proceeds, if any, from the sale of the Class A Common Stock pursuant to the Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments.   During the year ended December 31, 2019, the Company received gross proceeds of approximately $21.4 million, resulting in net proceeds of approximately $21.2 million, in exchange for issuing 266,410 shares of its Class A common stock under this program. During the year ended December 31, 2019, the aggregate commissions paid to the sales agent was approximately $0.2 million.  The Company did not offer any shares of its Class A common stock under this program during the quarter ended December 31, 2019.

Shelf Registration Statement. On August 6, 2018, we filed an automatically effective shelf registration statement (No. 333-226614) that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  On August 23, 2018, we filed a prospectus supplement to the shelf registration statement relating to the offer and resale of 163,137 shares of Class A common stock previously issued in connection with an acquisition.  During the year ended 2019, the Company did not issue any shares under this shelf registration, however, we may issue additional shares under the shelf registration statement in the future in connection with future acquisitions or for other general corporate purposes.

Sale of Puerto Rico Operations. On April 16, 2018, the Company sold substantially all of its operating assets in Puerto Rico to B-Billboard BB LLC and B-Billboard BG LLC which resulted in a loss on disposition of assets of approximately $7.8 million.

Credit Facilities. On February 6, 2020, Lamar Media entered into a Fourth Amended and Restated Credit Agreement (the “Fourth Amended and Restated Credit Agreement”) with certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto, under which the parties agreed to amend and restate Lamar Media’s existing senior credit facility. The Fourth Amended and Restated Credit Agreement amended and restated the Third Amended and Restated Credit Agreement dated as of May 15, 2017, as amended (the “Third Amended and Restated Credit Agreement”).

As of December 31, 2019, Lamar Media’s senior credit facility (the “senior credit facility”) consisted of (i) a $550.0 million revolving credit facility, (ii) a $450.0 million Term A loan facility, (iii) a $600.0 million Term B loan facility and (iv) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to pro forma compliance with a secured debt ratio financial maintenance covenant.  As of December 31, 2019, the aggregate balance outstanding under the senior credit facility was $1.12 billion, consisting of $386.3 million outstanding in Term A loans, $584.2 million in Term B loans and $147.5 million of revolving credit loans under the revolving credit facility.  In addition, at December 31, 2019, Lamar Media had approximately $387.3 million of unused capacity under the revolving credit facility.
The new senior credit facility, as established by the Fourth Amended and Restated Credit Agreement (the “new senior credit facility”), consists of (i) a new $750.0 million senior secured revolving credit facility which will mature on February 6, 2025 (the “revolving credit facility”), (ii) a new $600.0 million Term B loan facility (the “new Term B loans”)  which will mature on February 6, 2027, and (iii) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to a pro forma secured debt ratio calculated as described under “Restrictions under Senior Credit Facility” of 4.50 to 1.00.  Lamar Media borrowed all $600.0 million in new Term B loans on February 6, 2020.  The entire amount of the new Term B loans will be payable at maturity. The net proceeds from the Term B loans, together with borrowing under the revolving portion of the senior credit facility and a portion of the proceeds of the issuance of the 3 3/4% Senior Notes due 2028 and 4% Senior Notes due 2030 (both as described below), were used to repay all outstanding amounts under the Third Amended and Restated Credit Agreement, and all revolving commitments under that facility were terminated.

Note Offerings. On February 1, 2019, Lamar Media issued $250.0 million in aggregate principle amount of 5 3/4% Senior Notes due 2026 through an institutional private placement (the “New Notes”).  The New Notes were issued as additional notes to the existing $400.0 million aggregate principal amount of 5 3/4% Senior Notes due 2026 that Lamar Media issued on January 28, 2016.  The net proceeds after underwriting fees and expenses, was approximately $251.5 million and were used to repay a portion of the borrowings outstanding under the revolving credit facility.

On February 6, 2020, Lamar Media issued, through an institutional private placement, $1.0 billion in aggregate principal amount of new senior notes consisting of $600.0 million in aggregate principal amount of 3 3/4% Senior Notes due 2028 (the “3 3/4% Senior Notes”) and $400.0 million in aggregate principal amount of 4% Senior Notes due 2030 (the “4% Senior Notes”).  Lamar Media used the proceeds of this offering to repay its existing Term Loan A loans, redeem in full all $510.0 million in aggregate principal amount of its outstanding 5 3/8% Senior Notes due 2024 and partially repay borrowings under its revolving credit facility. See Uses of Cash-Note Redemption for more information.

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

Restrictions under Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to its outstanding debt securities. As of December 31, 2019, Lamar Media had outstanding $535.0 million 5% Senior Subordinated Notes issued in October 2012 (the “5% Senior Subordinated Notes”), $510.0 million 5 3/8% Senior Notes issued in January 2014 (the “5 3/8% Senior Notes”) and the $650.0 million 5 3/4% Senior Notes issued in January 2016 and February 2019 (the “5 3/4% Senior Notes”).  On February 6, 2020, Lamar Media issued the 3 3/4% Senior Notes and the 4% Senior Notes.

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

In addition to debt incurred under the provisions described in the preceding paragraph, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:

•	up to $1.5 billion (or up to $2.0 billion in the case of the indentures governing the 3 3/4% Senior Notes and the 4% Senior Notes) of indebtedness under the senior credit facility;
•	indebtedness outstanding on the date of the indentures or debt incurred to refinance outstanding debt;
•	inter-company debt between Lamar Media and its restricted subsidiaries or between restricted subsidiaries;
•

certain purchase money indebtedness and capitalized lease obligations to acquire or lease property in the ordinary course of business that cannot exceed the greater of $50 million or 5% of Lamar Media’s net tangible assets; and

•	additional debt not to exceed $75.0 million.

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At December 31, 2019, and currently, we were in compliance with all such tests under the senior credit facility.

Lamar Media must maintain a secured debt ratio, defined as total consolidated secured debt of Lamar Advertising, Lamar Media and its restricted subsidiaries, minus the lesser of (x) $150 million and (y) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries (other than the Special Purpose Subsidiaries (as defined above under “Sources of Cash-Accounts Receivable Securitization Program)) to EBITDA, as defined below, for the period of four consecutive fiscal quarters then ended, of less than or equal to 3.5 to 1.0. The Fourth Amended and Restated Credit Agreement increased the secured debt ratio covenant to 4.5 to 1.0.

Lamar Media is restricted from incurring additional indebtedness subject to exceptions, one of which is that it may incur additional indebtedness not exceeding the greater of $250.0 million and 6% of its total assets.

Lamar Media is also restricted from incurring additional unsecured senior indebtedness under certain circumstances unless, after giving effect to the incurrence of such indebtedness, it is in compliance with the secured debt ratio covenant and its senior debt ratio, defined as (a) total consolidated debt (excluding subordinated debt) of Lamar Advertising, Lamar Media and its restricted subsidiaries as of any date minus the lesser of (i) $150 million and (ii) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries (other than the Special Purpose Subsidiaries (as defined above under “Sources of Cash-Accounts Receivable Securitization Program)) to (b) EBITDA, as defined below, for the most recent four fiscal quarters then ended is less than 4.5 to 1.0. The Fourth Amended and Restated Credit Agreement amended this provision to permit the incurrence of additional unsecured senior indebtedness if, after giving effect to the incurrence of such indebtedness, Lamar Media would have a total debt ratio, defined as (a) total consolidated debt (including subordinated debt) of Lamar Advertising, Lamar Media and its restricted subsidiaries as of any date minus the lesser of (i) $150 million and (ii) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries (other than the Special Purpose Subsidiaries) to (b) EBITDA, as defined below, for the most recent four fiscal quarters then ended, is less than 7.0 to 1.

Lamar Media is also restricted from incurring additional subordinated indebtedness under certain circumstances unless, after giving effect to the incurrence of such indebtedness, it is in compliance with the secured debt ratio covenant and its total debt ratio, is less than 6.5 to 1.0. The Fourth Amended and Restated Credit Agreement amended this provision to remove the requirement that Lamar Media be in pro forma compliance with the secured debt ratio covenant and to increase the pro forma total debt ratio requirement to 7.0 to 1.

Under the senior credit facility, “EBITDA” means, for any period, operating income for Lamar Advertising, Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated (A) before (i) taxes, (ii) interest expense, (iii) depreciation, (iv) amortization, (v) any other non-cash income or charges accrued for such period, (vi) charges and expenses in connection with the senior credit facility, any actual or proposed acquisition, disposition or investment (excluding, in each case, purchases and sales of advertising space and operating assets in the ordinary course of business) and any actual or proposed offering of securities, incurrence or repayment of indebtedness (or amendment to any agreement relating to indebtedness), including any refinancing thereof, or recapitalization and (vii) any loss or gain relating to amounts paid or earned in cash prior to the stated settlement date of any swap agreement that has been reflected in operating income for such period) and for purposes of calculating EBITDA under the Fourth Amended and Restated Credit Agreement, (viii) any loss on sales of receivables and related assets to a Securitization Entity in connection with a Permitted Securitization Financing) and (B) after giving effect to the amount of cost savings, operating expense reductions and other operating improvements or synergies projected by Lamar Media in good faith to be realized as a result of any acquisition, investment, merger, amalgamation or disposition within 18 months of any such acquisition, investment, merger, amalgamation or disposition, net of the amount of actual benefits realized during such period from such action; provided, (a) the aggregate amount for all such cost savings, operating expense reductions and other operating improvements or synergies will not exceed an amount equal to 15% of EBITDA for the applicable four quarter period and (b) any such adjustment to EBITDA may only take into account cost savings, operating expense reductions and other operating improvements or synergies that are (I) directly attributable to such acquisition, investment, merger, amalgamation or disposition, (II) expected to have a continuing impact on Lamar Media and its restricted subsidiaries and (III) factually supportable, in each case all as certified by the chief financial officer of Lamar Media) on behalf of Lamar Media, and excluding (except to the extent received or paid in cash by Lamar Advertising, Lamar Media or any of its restricted subsidiaries income or loss attributable to equity in affiliates for such period), excluding any extraordinary and unusual gains or losses during such period, and excluding the proceeds of any casualty events and dispositions. For purposes hereof, the effect thereon of any adjustments required under Statement of Financial Accounting Standards No. 141R shall be excluded.  If during any period for which EBITDA is being determined, Lamar Media has consummated any acquisition or disposition, EBITDA will be determined on a pro forma basis as if such acquisition or disposition had been made or consummated on the first day of such period.

The Company believes that its current level of cash on hand, availability under the senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal year 2020. All debt obligations are reflected on the Company’s balance sheet.

Restrictions under Accounts Receivable Securitization Program.  The agreements governing the Accounts Receivable Securitization Program contain customary representations and warranties, affirmative and negative covenants, and termination event provisions, including but not limited to those providing for the acceleration of amounts owed under the Accounts Receivable Securitization Program if, among other things, the Special Purpose Subsidiaries fail to make payments when due, Lamar Media, the Subsidiary Originators or the Special Purpose Subsidiaries become insolvent or subject to bankruptcy proceedings or certain judicial judgments, breach certain representations and warranties or covenants or default under other material indebtedness, a change of control occurs, or if Lamar Media fails to maintain the maximum secured debt ratio of 3.5 to 1.0 required under Lamar Media’s senior credit facility. On February 6, 2020, we entered into an amendment to the Accounts Receivable Securitization Program that increased the maximum secured debt ratio thereunder to 4.5 to 1.0.

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $141.0 million for the year ended December 31, 2019. We anticipate our 2020 total capital expenditures will closely approximate our 2019 spending.

Acquisitions. During the year ended December 31, 2019, the Company completed approximately 30 acquisitions for a total purchase price of approximately $226.3 million, which included the acquisition of more than 3,000 billboard displays across various markets.  The acquisitions occurring during the year ended December 31, 2019 were financed using available cash on hand and borrowings under Lamar Media’s revolving credit facility.

Note Redemption. On March 19, 2018, the Company used proceeds from the Term B loans under the senior credit facility, together with cash on hand, to redeem in full all $500.0 million in aggregate principal amount of Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022 and repay a portion of the borrowings outstanding under Lamar Media’s revolving credit facility.  The notes were redeemed at a redemption price equal to 101.958% of the aggregate principal amount of the outstanding notes, plus accrued and unpaid interest up to the redemption date.  The Company recorded a loss on debt extinguishment of $15.4 million related to this redemption which is comprised of a $9.8 million prepayment penalty and a $5.6 million non-cash write off of unamortized deferred financing costs.  See Sources of Cash-Credit Facility for more information.

On February 20, 2020, the Company used a portion of the proceeds from the 3 3/4% Senior Notes and 4% Senior Notes to redeem in full all $510.0 million in aggregate principal amount of Lamar Media’s 5 3/8% Senior Notes.  The notes were redeemed at a redemption price equal to 101.792% of the aggregate principal amount of the outstanding notes, plus accrued and unpaid interest up to the redemption date.  The Company expects to record a loss on debt extinguishment of approximately $18.5 million in the first quarter of 2020 related to this redemption.  See Sources of Cash-Note Offering for more information.

Term Loans. The Term A loans existing as of December 31, 2019 under the Third Amended and Restated Credit Agreement were set to mature on May 15, 2022 and the Term B loans existing as of December 31, 2019 under the Third Amended and Restated Credit Agreement were set to mature on March 16, 2025. As of December 31, 2019, had the term loans remained outstanding, the remaining quarterly installments scheduled to be paid on each March 31, June 30, September 30 and December 31 were as follows:

Principal Payment Date	Term A	Term B
March 31, 2020-June 30, 2020	$8,438	$1,500
September 30, 2020-March 31, 2022	$16,875	$1,500
Term A Loan Maturity May 15, 2022	$253,125	$—
June 30, 2022-December 31, 2024	$—	$1,500
Term B Loan Maturity March 16, 2025	$—	$559,500

The Term Loans bore interest at rates based on the Adjusted LIBO Rate (“Eurodollar term loans”) or the Adjusted Base Rate (“Base Rate term loans”), at Lamar Media’s option. Eurodollar term loans bore interest at a rate per annum equal to the Adjusted LIBO Rate plus 1.75%; (or the Adjusted LIBO Rate plus 1.50% at any time the Total Debt Ratio is less than or equal to 3.25 to 1 for Term A loans only). Base Rate  term loans bore interest at a rate per annum equal to the Adjusted Base Rate plus 0.75% (or the Adjusted Base Rate plus 0.50% at any time the Total Debt Ratio is less than or equal to 3.25 to 1 for Term A loans only). The revolving credit facility under the Third Amended and Restated Credit Agreement bore interest at rates based on the Adjusted LIBO Rate (“Eurodollar revolving loans”) or the Adjusted Base Rate (“Base Rate revolving loans”), at Lamar Media’s option. Eurodollar revolving loans bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 2.25% (or the Adjusted LIBO Rate plus 2.00% at any time the Total Debt Ratio is less than or equal to 4.25 to 1; or the Adjusted LIBO Rate plus 1.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). Base Rate revolving loans bore interest at a rate per annum equal to the Adjusted Base Rate plus 1.25% (or the Adjusted Base Rate plus 1.0% at any time the total debt ratio is less than or equal to 4.25 to 1, or the Adjusted Base Rate plus 0.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). The guarantees, covenants, events of default and other terms of the senior credit facility applied to the Term A and B loans and revolving credit facility.

On February 6, 2020, Lamar Media paid in full all of the existing outstanding Term A loan and Term B loan under the Third Amended and Restated Credit Agreement using the proceeds from the $1.0 billion note offering and the proceeds from its new Term B loan.  See Sources of Cash-Note Offering and Credit Facility for more information.

Dividends. During the year ended December 31, 2019, the Company declared and paid distributions of $384.8 million or $3.84 per share of common stock.  Subject to the approval of the board of directors, the Company expects aggregate quarterly distributions to stockholders in 2020 will be $4.00 per common share.

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

Debt Service and Contractual Obligations. As of December 31, 2019, we had outstanding debt of approximately $2.980 billion. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under the senior credit facility. In addition, it has fixed commercial commitments. These commitments are detailed on a contractual basis as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Long-Term Debt	$2,980.1	$226.5	$490.6	$1,053.3	$1,209.7
Interest obligations on long term debt(1)	614.0	144.9	265.2	158.1	45.8
Billboard site, transit and other operating leases	1,786.6	261.1	405.4	317.9	802.2
Total payments due	$5,380.7	$632.5	$1,161.2	$1,529.3	$2,057.7

(1)	Interest rates on our variable rate instruments are assuming rates at the December 2019 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Revolving Bank Facility(2)	$550.0	$—	$550.0	$—	$—
Standby Letters of Credit(3)	$12.7	$12.2	$0.5	$—	$—

(2)	Lamar Media had $150.0 million outstanding under the revolving facility at December 31, 2019.
(3)	The standby letters of credit are issued under Lamar Media’s revolving credit facility and reduce the availability of the facility by the same amount.

Cash Flows

The Company’s cash flows provided by operating activities increased by $66.0 million for the year ended December 31, 2019, primarily resulting from an increase in revenues of approximately $126.4 million and a decrease in operating net assets of $16.7 million, offset by increases in operating expenses (excluding stock-based compensation and depreciation and amortization) of approximately $58.7 million, as compared to the comparable period in 2018.

Cash flows used in investing activities decreased $222.1 million from $584.1 million in 2018 to $362.0 million in 2019 primarily due to a net decrease in the amount of assets acquired through acquisitions and capital expenditures of $227.8 million, as compared to the same period in 2018.

The Company’s cash flows used in financing activities were $264.4 million for the year ended December 31, 2019 as compared to $73.6 million in 2018.  This increase in cash used in financing activities of $190.8 million for the year ended December 31, 2019 is primarily due to financing transactions during the year, offset by decreases in cash paid for dividends and distributions over the comparable period in 2018.

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

In our annual or interim measurement for impairment of goodwill, the Company conducts a qualitative assessment by examining relevant events and circumstances that could have a negative impact on the Company’s goodwill, which include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, reporting unit dispositions and acquisitions, the market capitalization of the Company and other relevant events specific to the Company. If, after assessing the totality of events or circumstances described above, the Company determines that it is more likely than not that the fair value of either of the Company's reporting units is less than its carrying amount, the Company will perform a quantitative impairment test. If impairment is indicated as a result of the quantitative impairment test, a goodwill impairment charge would be recorded to write the goodwill down to its implied fair value.  Based on the goodwill impairment analysis performed on December 31, 2019, we determined that the fair value of each reporting unit exceeded the carrying value and no impairment charge was recorded.

Asset Retirement Obligations. The Company had an asset retirement obligation of $226.1 million as of December 31, 2019. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.

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

Acquisitions. The Company accounts for transactions that meet the definition of a business and group asset purchases as acquisitions.  For transactions that meet the definition of a business combination, the Company allocates the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. For transactions that meet the definition of a business, the determination of the final purchase price and the acquisition-date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period and result in adjustments to the preliminary estimate recognized in the prior period financial statements. For transactions that meet the definition of asset group purchases, the Company allocates the purchase price to the assets acquired and the liabilities assumed at their estimated relative fair values as of the date of the acquisition.  If a transaction is determined to be a group of assets, any direct acquisition costs are capitalized. Transaction costs for transactions determined to be a business combination are expensed as incurred.

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

Lease liabilities and right-of-use assets: On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Codified as ASC 842),” which resulted in recording operating lease liabilities and right-of-use assets on our consolidated balance sheet. Our operating lease liabilities (including short-term liabilities) and right-of-use asset balances were $1.265 billion and $1.321 billion as of December 31, 2019, respectively.  The balance is recorded based on the present value of the remaining minimum rental payments under the leasing standard for our existing operating leases. The key estimates for our leases include (1) the discount rate used to discount the unpaid lease payments to present value and (2) lease term. Our leases generally do not include a readily determinable implicit rate, therefore, using a portfolio approach, we determine our collateralized incremental borrowing rate to discount the lease payments based on the information available at lease commencement. Our lease terms include the noncancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonable certain to exercise, or an option to extend the lease controlled by the lessor. The Company has determined we are not reasonably certain to exercise renewals or termination options, and as a result we use the lease’s initial stated term as the lease term for our lease population.

ACCOUNTING STANDARDS AND REGULATORY UPDATE

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808). The update is to clarify when certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 and when the collaborative arrangement participant is a customer in the context of a unit of account. The update also adds unit-of-account guidance in Topic 808 and requires that a collaborative arrangement participant that is not directly related to sales to a third party, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The update is effective for annual and interim fiscal periods beginning after December 15, 2019 with early adoption permitted.  The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“CECL”). The new guidance modifies how entities measure credit losses on most financial instruments. Topic 326 replaces the current “incurred loss” model with an “expected credit loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company adopted this guidance on January 1, 2020 using the modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The adoption did not have a material impact to the consolidated financial statements.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2019, 2018 and 2017. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	33.6%	34.5%	35.1%
General and administrative expenses	18.2%	17.8%	17.9%
Corporate expenses	4.8%	5.1%	4.0%
Depreciation and amortization	14.3%	13.8%	13.7%
Operating income	29.5%	28.3%	29.6%
Loss on extinguishment of debt	—	0.9%	—
Interest expense	8.6%	8.0%	8.3%
Income tax (benefit) expense	-0.2%	0.7%	0.6%
Net income	21.2%	18.8%	20.6%

Year ended December 31, 2019 compared to Year ended December 31, 2018

Net revenues increased $126.4 million or 7.8% to $1.754 billion for the year ended December 31, 2019 from $1.627 billion for the same period in 2018. This increase was attributable primarily to an increase in billboard net revenues of $124.6 million or 8.8% over the prior period, which is primarily related to the integration of outdoor assets acquired during 2018 and 2019, and the addition of approximately 330 digital displays during the year ended December 31, 2019.  In addition, transit revenue increased $2.1 million, which represents an increase of 1.6% over the prior period.

Net revenues for the year ended December 31, 2019, as compared to acquisition-adjusted net revenues for the comparable period in 2018, increased $45.7 million, or 2.7%. The $45.7 million increase in revenue primarily consisted of a $41.7 million increase in billboard revenue primarily due to increases in digital revenue and a $4.1 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2018. See “Reconciliations” below.

Total operating expenses, exclusive of depreciation and amortization and (gain) loss on disposition of assets, increased $58.9 million, or 6.3% to $992.7 million for the year ended December 31, 2019 from $933.8 million in the same period in 2018. The $58.9 million increase over the prior year is primarily comprised of an increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) of $58.7 million primarily related to the operations of our outdoor advertising assets.

Depreciation and amortization expense increased $24.8 million to $250.0 million for the year ended December 31, 2019 as compared to $225.3 million for the same period in 2018, primarily related to the addition of approximately $516.2 million of depreciable assets acquired through acquisitions and $258.6 million in capitalized expenditures during fiscal years 2018 and 2019.

For the year ended December 31, 2019, Lamar Media recognized a gain on disposition of assets of $7.2 million primarily resulting from an amendment of a transit contract in the first quarter of 2019.  The gain in 2019 represents an increase of $14.5 million over the same period in 2018, largely due to the gain in 2019 coupled with Media’s loss recognized in 2018 on the sale of its Puerto Rico assets in April of 2018 of $7.8 million.

Due primarily to the above factors, operating income increased $57.2 million to $518.2 million for the year ended December 31, 2019 compared to $461.0 million for the same period in 2018.

During the year ended December 31, 2018, Lamar Media recorded a $15.4 million loss on debt extinguishment related to Lamar Media’s prepayment of its 5 7/8% Senior Subordinated Notes due 2022.  The $15.4 million loss is comprised of a cash redemption premium of $9.8 million and a non-cash write off of unamortized deferred financing costs of approximately $5.6 million.  See “Uses of Cash” for more information.  There were no transactions resulting in a loss on debt extinguishment in fiscal year 2019.

Interest expense increased $20.9 million for the year ended December 31, 2019 to $150.6 million as compared to $129.7 million for the year ended December 31, 2018.  The increase in interest expense is primarily related to the increased debt outstanding as compared to the same period in 2018.

The increase in operating income and decrease in loss on extinguishment of debt, offset by the increase in interest expense over the comparable period in 2018, resulted in a $52.0 million increase in net income before income taxes.

Lamar Media recorded an income tax benefit of $4.2 million for the year ended December 31, 2019 as compared to income tax expense of $10.7 million for the same period in 2018. The $4.2 million benefit is comprised of a $17.0 million non-cash tax benefit resulting from REIT converted assets offset by income tax expense of $12.8 million.  The $12.8 million tax expense equates to an effective tax rate for the year ended December 31, 2019 of approximately 3.5%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2019 of $372.5 million, as compared to net income of $305.6 million for the same period in 2018.

Reconciliations:

Because acquisitions occurring after December 31, 2017 have contributed to our net revenue results for the periods presented, we provide 2018 acquisition-adjusted net revenue, which adjusts our 2018 net revenue for the year ended December 31, 2018 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2019.

Reconciliations of 2018 reported net revenue to 2018 acquisition-adjusted net revenue for the year ended December 31, 2018 as well as a comparison of 2018 acquisition-adjusted net revenue to 2019 reported net revenue for the year ended December 31, 2019, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2019	2018
	(in thousands)
Reported net revenue	$1,753,644	$1,627,222
Acquisition net revenue	—	80,745
Adjusted totals	$1,753,644	$1,707,967

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$372,540	$305,631	$66,909	21.9%
Income tax (benefit) expense	(4,222)	10,697	(14,919)
Loss on extinguishment of debt	—	15,429	(15,429)
Interest expense, net	149,852	129,198	20,654
(Gain) loss on disposition of assets	(7,241)	7,233	(14,474)
Depreciation and amortization	250,028	225,261	24,767
Impact of ASC 842 adoption	(5,292)	—	(5,292)
Stock-based compensation expense	29,647	29,443	204
Adjusted EBITDA	$785,312	$722,892	$62,420	8.6%

Adjusted EBITDA for the year ended December 31, 2019 increased 8.6% to $785.3 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) of $92.7 million, and was partially offset by an increase in general and administrative and corporate expenses of $30.3 million, excluding the impact of stock-based compensation expense and the impact of ASC 842 adoption.

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$372,540	$305,631	$66,909	21.9%
Depreciation and amortization related to real estate	235,802	212,457	23,345
(Gain) loss from disposition of real estate assets and investments	(6,775)	8,689	(15,464)
Non-cash tax benefit for REIT converted assets	(17,031)	—	(17,031)
Adjustments for unconsolidated affiliates and non-controlling interest	771	648	123
FFO	$585,307	$527,425	$57,882	11.0%
Straight-line income	(361)	(2,036)	1,675
Impact of ASC 842 adoption	(5,292)	—	(5,292)
Stock-based compensation expense	29,647	29,443	204
Non-cash portion of tax provision	2,901	660	2,241
Non-real estate related depreciation and amortization	14,226	12,804	1,422
Amortization of deferred financing costs	5,365	4,920	445
Loss on extinguishment of debt	—	15,429	(15,429)
Capital expenditures – maintenance	(49,155)	(43,108)	(6,047)
Adjustments for unconsolidated affiliates and non-controlling interest	(771)	(648)	(123)
AFFO	$581,867	$544,889	$36,978	6.8%

FFO for the year ended December 31, 2019 was $585.3 million as compared to FFO of $527.4 million for the same period in 2018. AFFO for the year ended December 31, 2019 increased 6.8% to $581.9 million as compared to $544.9 million for the same period in 2018. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption), offset by increases in general and administrative and corporate expenses (excluding the effect of stock based compensation expense and the impact of ASC 842 adoption).

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

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2019, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements.

Lamar Media Corp. has variable rate debt outstanding under its senior credit facility and its Accounts Receivable Securitization Program.  Because interest rates may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in interest rates may have on the applicable borrowings outstanding.  Increases in the interest rates applicable to these borrowings would result in increased interest expense and a reduction in the Company’s net income.

At December 31, 2019 there was approximately $1.292 billion of indebtedness outstanding under the senior credit facility and Accounts Receivable Securitization Program, or approximately 46.9% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2019 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $54.6 million, and the weighted average interest rate applicable to these borrowings during 2019 was 4.0%. Assuming that the weighted average interest rate was 200 basis points higher (that is 6.0% rather than 4.0%), then the Company’s 2019 interest expense would have increased by approximately $26.8 million for the year ended December 31, 2019.

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

Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2019, Lamar Advertising’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lamar Advertising Company:

Opinion on Internal Control Over Financial Reporting

We have audited Lamar Advertising Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements), and our report dated February 20, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

February 20, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lamar Advertising Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition as of January 1, 2018, due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the accounting lease term for the portfolio of billboard land leases

As discussed in Note 7 to the consolidated financial statements, a lessee determines the lease term at the commencement date by identifying the non-cancellable period of the lease and then adding any periods for which it is reasonably certain to exercise a renewal option (or not to exercise a termination option).  The Company has over 74,000 operating leases in which they determined the lease term using the portfolio approach.

We identified the assessment of the initial lease term for the portfolio of billboard land leases, which affects the discount rate for the lease as well as the measurement of the lease liability and right of use asset, as a critical audit matter. In the Company’s operating leases, the Company typically has both unilateral renewal and termination options. Determining the lease term involved a high degree of subjectivity as to whether the term should or should not include renewal period(s) (including periods after an optional termination date).

The primary procedures performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s lease process, including determination of the stated initial lease term, reconciliation of inputs into the system, approval of operating lease contracts, and annual evaluation of the renewals and terminations exercised by the Company during the year.  We evaluated the competence, capabilities, and objectivity of the Company’s real estate team that negotiates the operating lease terms, and that the team considers economic factors that are consistent with those enumerated in ASC 842 when negotiating the initial lease term and associated renewal and termination options. We inspected the Company’s assessment and conclusion of using the portfolio approach for its operating leases. We tested a sample of the Company’s operating lease population and obtained the underlying documentation used in the determination of the lease term to assess that the leases entered into are similar in relation to the lease agreement creation process, purpose, and considerations. We evaluated the impact of leases with early terminations and renewals beyond the stated initial term to assess the Company’s assertions about and use of the portfolio approach for the lease term.

Evaluating the fair value of site locations acquired in the Fairway Outdoor Advertising business combination

As discussed in Note 3 to the consolidated financial statements, the Company completed the acquisition of Fairway Outdoor Advertising on December 21, 2018, for an aggregate purchase price of $418.5 million. The Company finalized the fair value allocation in 2019. The Company acquired multiple intangible and tangible assets, the most significant of which was the site locations intangible asset. The acquisition date fair value allocation for the site locations asset was $153.4 million.

We identified the evaluation of the initial measurement of the site locations intangible asset acquired in the Fairway Outdoor Advertising transaction as a critical audit matter. There was a high degree of subjectivity in the forecasted financial data used in the discounted cash flow model to estimate the acquisition date fair value of the intangible asset. The discounted cash flow model included the following internally-developed assumptions for which there was limited observable market information, and the estimated fair value of such asset was sensitive to possible changes to these assumptions:

- Forecasted revenue;

- Forecasted earnings before interest, taxes, depreciation and amortization (EBITDA); and

- Company-specific risk premium utilized as an input to the discount rate.

The primary procedures we performed to address this critical audit matter included the following. We tested certain controls over the Company’s acquisition date valuation process to develop the relevant assumptions, as listed above, including controls related to the analysis of the assumptions based on market participants’ views. We compared the Company’s forecasted revenue and EBITDA assumptions to those of the Company’s peers using data publicly available. We assessed the assumptions for comparison to those of a market participant, including consideration of recent similar market transactions. We compared the Company’s forecasted revenue and EBITDA assumptions to both actual results and historical results to assess the Company’s ability to accurately forecast. We involved a valuation professional with specialized skills and knowledge to assist in the evaluation of the company-specific risk premium utilized as an input to the discount rate, considering the risk surrounding the forecasted revenue and EBITDA.

/s/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 1999.

Baton Rouge, Louisiana

February 20, 2020

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2019 and 2018

(In thousands, except share and per share data)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$26,188	$21,494
Receivables, net of allowance for doubtful accounts of $13,185 and $11,161 as of 2019 and 2018, respectively	254,930	235,576
Prepaid lease and contract expenses	—	80,684
Other current assets	29,051	25,915
Total current assets	310,169	363,669
Property, plant and equipment (note 5)	3,660,311	3,525,725
Less accumulated depreciation and amortization	(2,311,196)	(2,230,677)
Net property, plant and equipment	1,349,115	1,295,048
Operating lease right of use assets	1,320,779	—
Goodwill (note 6)	1,912,274	1,919,386
Intangible assets, net (note 6)	992,244	915,453
Other assets	56,574	51,085
Total assets	$5,941,155	$4,544,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$14,974	$21,246
Current maturities of long-term debt, net of deferred financing costs of $6,081 and $5,245 in 2019 and 2018, respectively (note 9)	226,514	204,120
Current operating lease liabilities (note 7)	196,841	—
Accrued expenses (note 8)	107,225	122,467
Deferred income	127,254	107,202
Total current liabilities	672,808	455,035
Long-term debt, net of deferred financing costs of $18,333 and $20,619 in 2019 and 2018, respectively (note 9)	2,753,604	2,684,568
Operating lease liabilities (note 7)	1,068,181	—
Deferred income tax liabilities (note 12)	5,713	20,734
Asset retirement obligation (note 10)	226,137	222,989
Other liabilities	34,406	29,531
Total liabilities	4,760,849	3,412,857
Stockholders’ equity (note 14):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2019 and 2018	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized, 86,596,498 and 85,551,595 shares issued and 86,093,300 and 85,162,692 outstanding at 2019 and 2018, respectively	87	86
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2019 and 2018	14	14
Additional paid-in-capital	1,922,222	1,852,421
Accumulated comprehensive income	685	12
Accumulated deficit	(708,408)	(695,337)
Cost of shares held in treasury, 503,198 and 388,903 shares in 2019 and 2018, respectively	(34,294)	(25,412)
Stockholders’ equity	1,180,306	1,131,784
Total liabilities and stockholders’ equity	$5,941,155	$4,544,641

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2019, 2018 and 2017

(In thousands, except share and per share data)

	2019	2018	2017
Statements of Income
Net revenues (note 2)	$1,753,644	$1,627,222	$1,541,260
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	590,078	561,848	540,880
General and administrative expenses (exclusive of depreciation and amortization)	318,380	289,428	276,229
Corporate expenses (exclusive of depreciation and amortization)	84,658	82,896	62,344
Depreciation and amortization (note 11)	250,028	225,261	211,104
(Gain) loss on disposition of assets	(7,241)	7,233	(4,664)
	1,235,903	1,166,666	1,085,893
Operating income	517,741	460,556	455,367
Other expense (income):
Loss on extinguishment of debt	—	15,429	71
Interest income	(764)	(534)	(6)
Interest expense	150,616	129,732	128,396
	149,852	144,627	128,461
Income before income tax expense	367,889	315,929	326,906
Income tax (benefit) expense (note 12)	(4,222)	10,697	9,230
Net income	372,111	305,232	317,676
Preferred stock dividends	365	365	365
Net income applicable to common stock	$371,746	$304,867	$317,311
Earnings per share:
Basic earnings per share	$3.71	$3.09	$3.24
Diluted earnings per share	$3.71	$3.08	$3.23
Cash dividends declared per share of common stock	$3.84	$3.65	$3.32
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	100,130,721	98,817,525	97,930,555
Weighted average common shares outstanding diluted	100,320,574	99,086,160	98,369,865
Statements of Comprehensive Income
Net income	$372,111	$305,232	$317,676
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	673	(1,290)	1,926
Comprehensive income	$372,784	$303,942	$319,602

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2019, 2018 and 2017

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2016	$—	83	15	(12,303)	1,713,312	(624)	(630,955)	1,069,528
Non-cash compensation	—	—	—	—	4,012	—	—	4,012
Issuance of 150,259 shares of common stock through stock awards	—	—	—	—	18,491			18,491
Exercise of 554,049 shares of stock options	—	—	—	—	20,306	—	—	20,306
Issuance of 107,978 shares of common stock through employee purchase plan	—	—	—	—	6,378	—	—	6,378
Conversion of 190,280 shares of Class B common stock to Class A common stock	—	1	(1)	—	—	—	—	—
Purchase of 115,196 shares of treasury stock	—	—	—	(8,997)	—	—	—	(8,997)
Foreign currency translation	—	—	—	—	—	1,926	—	1,926
Net income	—	—	—	—	—	—	317,676	317,676
Dividends/distributions to common shareholders ($3.32 per common share)	—	—	—	—	—	—	(325,462)	(325,462)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2017	$—	84	14	(21,300)	1,762,499	1,302	(639,106)	1,103,493
Non-cash compensation	—	—	—	—	4,012	—	—	4,012
Issuance of 150,259 shares of common stock through stock awards	—	—	—	—	11,012	—	—	11,012
Exercise of 361,618 shares of stock options	—	1	—	—	13,432	—	—	13,433
Issuance of 126,012 shares of common stock through employee purchase plan	—	—	—	—	7,115	—	—	7,115
Issuance of 576,002 shares of common stock for cash	—	1	—	—	42,069	—	—	42,070
Issuance of 163,137 shares of common stock for purchase of assets	—	—	—	—	12,282	—	—	12,282
Purchase of 57,619 shares of treasury stock	—	—	—	(4,112)	—	—	—	(4,112)
Foreign currency translation	—	—	—	—	—	(1,290)	—	(1,290)
Net income	—	—	—	—	—	—	305,232	305,232
Dividends/distributions to common shareholders ($3.65 per common share)	—	—	—	—	—	—	(361,098)	(361,098)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2018	$—	86	14	(25,412)	1,852,421	12	(695,337)	1,131,784
Non-cash compensation	—	—	—	—	4,604			4,604
Issuance of 302,507 shares of common stock through stock awards	—	—	—	—	20,956	—	—	20,956
Exercise of 340,684 shares of stock options	—	—	—	—	14,984	—	—	14,984
Issuance of 129,972 shares of common stock through employee purchase plan	—	—	—	—	8,060	—	—	8,060
Issuance of 266,410 shares of common stock for cash	—	1	—	—	21,197	—	—	21,198
Purchase of 114,295 shares of treasury stock	—	—	—	(8,882)	—	—	—	(8,882)
Foreign currency translation	—	—	—	—	—	673	—	673
Net income	—	—	—	—	—	—	372,111	372,111
Dividends/distributions to common shareholders ($3.84 per common share)	—	—	—	—	—	—	(384,817)	(384,817)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2019	$—	87	14	(34,294)	1,922,222	685	(708,408)	1,180,306

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$372,111	$305,232	$317,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250,028	225,261	211,104
Stock-based compensation	29,647	29,443	9,599
Amortization included in interest expense	5,365	4,920	5,120
(Gain) loss on disposition of assets and investments	(7,241)	7,233	(4,664)
Loss on extinguishment of debt	—	15,429	71
Deferred income tax (benefit) expense	(14,130)	1,538	804
Provision for doubtful accounts	10,608	7,985	6,762
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(28,357)	(33,292)	(17,524)
Prepaid expenses	275	(5,433)	309
Other assets	(11,257)	2,828	(8,410)
Increase (decrease) in:
Trade accounts payable	700	1,366	309
Accrued expenses	(1,597)	(6,292)	(9,508)
Operating lease liabilities	9,102	—	—
Other liabilities	15,611	8,628	(4,632)
Cash flows provided by operating activities	630,865	564,846	507,016
Cash flows from investing activities:
Capital expenditures	(140,956)	(117,638)	(109,329)
Acquisitions	(226,278)	(477,389)	(297,305)
(Increase) decrease in notes receivable	(448)	9	515
Proceeds received from property insurance claims	210	4,222	—
Proceeds from disposition of assets and investments	5,438	6,648	6,053
Cash flows used in investing activities	(362,034)	(584,148)	(400,066)
Cash flows from financing activities:
Net proceeds from issuance of common stock	44,262	62,662	26,684
Cash used for purchase of treasury shares	(8,882)	(4,112)	(8,997)
Proceeds received from revolving credit facility	495,000	563,000	495,000
Payments on revolving credit facility	(625,000)	(481,000)	(477,000)
Principal payments on long-term debt	(34,471)	(27,328)	(16,993)
Proceeds received from senior credit facility term loans	—	599,250	450,000
Proceeds received from accounts receivable securitization program	9,000	175,000	—
Payments on accounts receivable securitization program	(9,000)	—	—
Debt issuance costs	(4,463)	(7,616)	(4,941)
Proceeds received from note offering	255,000	—	—
Redemption of senior subordinated notes	—	(509,790)	—
Payment on senior credit facility term loans	—	—	(247,500)
Distributions to non-controlling interest	(621)	(541)	(693)
Dividends/distributions	(385,182)	(443,088)	(244,201)
Cash flows used in financing activities	(264,357)	(73,563)	(28,641)
Effect of exchange rate changes in cash and cash equivalents	220	(1,112)	1,632
Net increase (decrease) in cash and cash equivalents	4,694	(93,977)	79,941
Cash and cash equivalents at beginning of period	21,494	115,471	35,530
Cash and cash equivalents at end of period	$26,188	$21,494	$115,471
Supplemental disclosures of cash flow information:
Cash paid for interest	$139,585	$136,711	$123,213
Cash paid for state and federal income taxes	$14,449	$8,563	$12,640

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Advertising Company (the Company) is engaged in the outdoor advertising business, operating approximately 157,800 billboard advertising displays in 45 states and Canada. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, the Company operates a logo sign business in 24 states throughout the United States and the province of Ontario, Canada and operates approximately 52,800 transit advertising displays in 22 states and Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising in airport terminals, on bus shelters, benches and buses in the markets it serves.

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

The Company performed its annual measurement for impairment of the goodwill of its reporting units and concluded the fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on December 31, 2019 and 2018; therefore, the Company was not required to recognize an impairment loss.

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

(f) Acquisitions

The Company accounts for transactions that meet the definition of a business and group asset purchases as acquisitions.  For transactions that meet the definition of a business combination, the Company allocates the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. The determination of the final purchase price and the acquisition-date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period and result in adjustments to the preliminary estimate recognized in the prior period financial statements For transactions that meet the definition of asset group purchases, the Company allocates the purchase price to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition.  If a transaction is determined to be a group of assets, any direct acquisition costs are capitalized. Transaction costs for transactions determined to be a business combination are expensed as incurred.

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

(g) Lease liabilities

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

The key estimates for our leases include (1) the discount rate used to discount the unpaid lease payment to present value and (2) lease term. Our leases generally do not include a readily determinable implicit rate, therefore, using a portfolio approach, we determine our collateralized incremental borrowing rate to discount the lease payment based on the information available at lease commencement. Our lease terms include the noncancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. The Company has determined we are not reasonably certain to exercise renewals or termination options, and as a result we use the lease’s initial stated term as the lease term for our lease population.

(h) Deferred Income

Deferred income consists principally of advertising revenue invoiced in advance. Deferred advertising revenue is recognized in income over the term of the contract.

(i) Revenue Recognition

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

	2019	2018	2017
Net revenues	$9,636	$8,955	$8,469
Direct advertising expenses	$3,982	$3,633	$3,603
General and administrative expenses	$4,986	$4,758	$4,332

(j) Income Taxes

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(k) Dividends/Distributions

As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). During the year ended December 31, 2019, the Company declared and paid distributions of its REIT taxable income of $384,817 or $3.84 per share. During the year ended December 31, 2018, the Company paid cash distributions of its REIT taxable income in an aggregate amount of $442,632 or $4.48 per share. The distributions paid during 2018 include distributions declared and accrued as of December 31, 2017 of $81,534 or $0.83 per share. During the year ended December 31, 2017, the Company declared distributions of $325,462 or $3.32 per share, including paid distributions of $243,928 or $2.49 per share.   The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including the financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in its existing and future debt instruments, the Company’s ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant. During the year ended December 31, 2019, the Company paid dividend distributions to holders of its Series AA Preferred Stock of $365 or $63.80 per share. During the year ended December 31, 2018, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $456 or $79.75 per share, including $91, or $15.95 per share, related to distributions accrued for in 2017. During the year ended December 31, 2017 the Company paid cash dividend distributions to holders of its Series AA Preferred Stock of $274 or $47.85 per share.

(l) Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. For the years ended December 31, 2019, 2018 and 2017 there were no dilutive shares excluded from the calculation.

(m) Stock Based Compensation

Compensation expense for share-based awards is recognized based on the grant date fair value of those awards. Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized during the years ended December 31, 2019, 2018, and 2017 were $29,647, $29,443 and $9,599, respectively. The $29,647 expensed during the year ended December 31, 2019 consists of (i) $4,226 related to stock options and the employee stock purchase plan, (ii) $25,005 related to stock grants made under the Company’s performance-based stock incentive program in 2019 and (iii) $416 related to stock awards to directors. See Note 15 for information on the assumptions used to calculate the fair value of stock-based compensation.

(n) Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

(o) Foreign Currency Translation

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

(p) Asset Retirement Obligations

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

(q) Use of Estimates

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

(r) Comprehensive Income

Total comprehensive income is presented in the Consolidated Statements of Income and Comprehensive Income and the components of accumulated comprehensive income (loss) are presented in the Consolidated Statements of Stockholders’ Equity. Comprehensive income (loss) is composed of foreign currency translation effects.

(s) Fair Value Measurements

The Company determines the fair value of its financial instruments using the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

(t) Subsequent Events

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

A majority of our billboard, logo, and transit space contracts are accounted for under ASC 840 and continued to be accounted for under the topic until January 1, 2019, our adoption date of ASU No. 2016-02 (Codified as ASC 842), Leases. Contracts which begin prior to January 1, 2019 and are accounted for under ASC 840 continued to be accounted for as a lease until the contract ends or is modified. Contracts beginning or modified on or after January 1, 2019 which do not meet the criteria of a lease under ASC 842 are accounted for under ASC 606, Revenue. The majority of our advertising space contracts do not meet the definition of a lease under ASC 842.

Due to the transition of our advertising space contracts into ASC 606 we are now required to capitalize our costs to fulfill a contract and expense the costs over the contract period.  These costs include our costs to install advertising copy onto billboards. These costs were expensed as incurred under ASC 840. During the year ended December 31, 2019, we capitalized $24,920 of costs to fulfill a contract which is included in other current assets on the Consolidated Balance Sheets, net of expensed costs of $15,734. The expensed costs are recorded in direct advertising expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Income and Comprehensive Income.

Revenue Recognition

Advertising revenues:  The majority of our revenues are derived from contracts for advertising space on billboard, logo and transit displays and were accounted for under ASC 840, Leases prior to January 1, 2019.  Upon the Company’s adoption of ASC 842, Leases on January 1, 2019 the majority of our contracts for advertising space transitioned to being accounted for under ASC 606, Revenue. The contract revenues, under both ASC 840, Leases and ASC 606, Revenue, are recognized ratably over their contract life.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Other revenues:  Our other component of revenue primarily consists of production services which includes creating and printing the advertising copy.  On and after January 1, 2018 revenue for production contracts are recognized under ASC 606, Revenue. Contract revenues for production services are recognized upon satisfaction of the contract which is typically less than one week.

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

Practical expedients and exemptions: Upon our transition to ASC 606 from ASC 840, the Company utilized the following practical expedients and exemptions from ASC 606.  We generally expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within direct advertising expense (exclusive of depreciation and amortization).  We do not disclose the value of unsatisfied performance obligations as the majority of our contracts with customers have an original expected length of less than one year. For contracts with customers which exceed one year, the future amount to be invoiced to the customer corresponds directly with the value to be received by the customer.

The following table presents our disaggregated revenue by source including revenues accounted for under ASC 840, ASC 842 and ASC 606 for the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Billboard Advertising	$1,537,542	$1,412,978	$1,340,422
Logo Advertising	84,201	84,424	82,936
Transit Advertising	131,901	129,820	117,902
Net Revenues	$1,753,644	$1,627,222	$1,541,260

(3) Acquisitions

Year Ended December 31, 2019

During the twelve months ended December 31, 2019, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $226,278, net of acquired cash of $1,508. This amount includes $227,588 of outdoor advertising assets purchased in 2019, offset by $1,310 in post-closing adjustments to acquired working capital related to the purchase of Fairway Outdoor Advertising (“Fairway”) in 2018.

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The following is a summary of the allocation of the purchase price in the above transactions, which includes the final fair value allocation of the asset acquired and liabilities assumed in a business combination completed on July 15, 2019, for an aggregate purchase price of $127,000.

Total
Property, plant and equipment	$37,988
Site locations	131,208
Non-competition agreements	240
Customer lists and contracts	23,032
Asset acquisition costs	756
Other intangibles	3,115
Goodwill	29,360
Current assets	1,860
Current liabilities	(832)
Operating right of use assets	23,934
Operating lease liabilities	(21,573)
Other liabilities	(1,500)
$227,588

Total acquired intangible assets for the year ended December 31, 2019 were $187,711, of which $29,360 was assigned to goodwill. Goodwill is not amortized for financial statement purposes, and no goodwill related to 2019 acquisitions is expected to be deductible for tax purposes. The remaining $158,351 of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $23,032 (7 year weighted average useful life) and site locations of $131,208 (15 year weighted average useful life). The aggregate amortization expense related to the 2019 acquisitions for the year ended December 31, 2019 was approximately $7,570.

As of December 31, 2019, we have finalized our fair value allocation of the assets acquired and liabilities assumed from Fairway on December 21, 2018. Our updated fair value allocation of Fairway during 2019 includes property, plant and equipment, intangibles and goodwill of $96,840, $188,400 and $145,534, respectively. During the period ended December 31, 2019, goodwill was adjusted $36,583 due to updates from the original preliminary purchase price allocation provided as of December 31, 2018. The updated allocation resulted in prior and current period changes to depreciation and amortization. These changes were considered immaterial and recorded during the year ended December 31, 2019. During the year ended December 31, 2019, assets purchased from Fairway, which were initially placed into our taxable REIT subsidiary, were transferred to our qualifying REIT subsidiary. As a result, the Company recorded an income tax benefit of $17,031 in deferred tax liabilities assumed from our purchase.

The following unaudited pro forma financial information for the Company gives effect to the 2019 and 2018 acquisitions as if they had occurred on January 1, 2018. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2019	2018
	(unaudited)
Net revenues	$1,764,493	$1,724,821
Net income applicable to common stock	$369,300	$292,012
Net income per common share — basic	$3.69	$2.96
Net income per common share — diluted	$3.68	$2.95

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

As of December 31, 2018, our fair value allocation of the assets acquired and liabilities assumed from Fairway was considered preliminary and subject to revision, which could result in adjustments to this allocation. In order to develop our preliminary fair values, the Company utilized asset information received from Fairway and fair value allocation benchmarks from similar completed transactions. Our preliminary allocation of Fairway included property, plant and equipment, intangibles and goodwill of $91,173, $156,319 and $182,117, respectively. As discussed above, we finalized the Fairway fair value allocation during 2019.

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

(4) Non-cash Financing and Investing Activities

For the year ended December 31, 2019, there were no significant non-cash investing activities. For the year ended December 31, 2018, the Company had non-cash investing activities for the issuance of 163,137 shares of its Class A common stock related to acquisition purchases. The issuance had an approximate value of $12,282. For the year ended December 31, 2017, the Company had $2,879 non-cash investing activities related to acquisitions of outdoor advertising assets. There were no significant non-cash financing activities during the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, the Company had non-cash financing activities related to declared distributions of $81,625 which were paid to shareholders in January 2018.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(5) Property, Plant and Equipment

Major categories of property, plant and equipment at December 31, 2019 and 2018 are as follows:

	Estimated Life (Years)	2019	2018
Land	—	$406,884	$384,264
Building and improvements	10 — 39	181,797	173,306
Advertising structures	5 — 15	2,926,706	2,817,170
Automotive and other equipment	3 — 7	144,924	150,985
		$3,660,311	$3,525,725

(6) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2019 and 2018:

	Estimated	2019		2018
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$641,714	$539,405	$610,376	$514,928
Non-competition agreements	3 — 15	66,014	64,379	65,771	64,119
Site locations	15	2,384,520	1,509,335	2,228,767	1,422,794
Other	2 — 15	49,864	36,749	45,992	33,612
		$3,142,112	$2,149,868	$2,950,906	$2,035,453
Unamortizable Intangible Assets:
Goodwill		$2,165,810	$253,536	$2,172,922	$253,536

The changes in the gross carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows:

Balance as of December 31, 2017	$1,993,990
Goodwill acquired during the year	182,117
Purchase price adjustments and other	(3,185)
Impairment losses	—
Balance as of December 31, 2018	$2,172,922
Goodwill acquired during the year	29,360
Purchase price adjustments and other	(36,472)
Impairment losses	—
Balance as of December 31, 2019	$2,165,810

Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $113,679, $95,010 and $85,257, respectively. The following is a summary of the estimated amortization expense for future years:

2020	$108,323
2021	104,332
2022	99,480
2023	88,649
2024	84,835
Thereafter	506,625
Total	$992,244

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(7) Leases

On January 1, 2019 the Company adopted ASC 842, Leases, using a modified retrospective transition with January 1, 2019 as the effective date of our initial application. We also elected the package of practical expedients, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also elected the practical expedient pertaining to land easements, which allows the Company not to reassess its accounting treatment for our previously existing land easements as to whether they qualify as a lease under ASC 842.

The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built, including our billboard land leases, leases of logo structures and leases of transit advertising space. The leases expire at various dates, have varying options to renew and cancel, and may contain escalation provisions. We expense our non-variable lease payments ratably over the lease term. Also, certain of our leases contain variable lease payments based on percentage of revenue or consumer price index or other inflation-based indices. The variable lease costs are expensed in the period incurred. Due to our election not to reassess conclusions about lease identification, as noted above, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements will not likely meet the criteria of a lease under ASC 842, therefore they will no longer be accounted for as a lease.

During the year ended December 31, 2019, we had base operating lease costs of $312,883 and variable operating lease costs of $76,492, for a total operating lease cost of $389,375. During the years ended December 31, 2018 and 2017 we had total operating lease costs of $381,890 and $366,892, respectively. Our operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). Also, for the year ended December 31, 2019, we recorded a gain of $4,061 in (gain) loss of disposition of assets related to the amendment and termination of lease agreements. Cash payments of $316,527 were made reducing our operating lease liabilities for the year ended December 31, 2019 and are included in cash flows provided by operating activities in the Consolidated Statements of Cash Flows.

We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets (ROU assets) or lease liabilities for agreements with a term of twelve months or less. We recorded $4,691 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the year ended December 31, 2019.

Our operating leases have a weighted-average remaining lease term of 12.0 years. The weighted-average discount rate of our operating leases is 4.8%. Also, during the year ended December 31, 2019, we obtained $35,813 of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.

The following is a summary of the maturities of our operating lease liabilities as of December 31, 2019:

2020	$240,438
2021	196,099
2022	175,598
2023	152,470
2024	135,234
Thereafter	800,876
Total undiscounted operating lease payments	1,700,715
Less: Imputed interest	(435,693)
Total operating lease liabilities	$1,265,022

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The following is a summary of minimum annual rental payments required under our operating lease that have original or remaining lease terms in excess of one year as of December 31, 2018:

2019	$254,866
2020	$188,138
2021	$165,642
2022	$144,814
2023	$122,814
Thereafter	$819,004

(8) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2019 and 2018:

	2019	2018
Payroll	$20,223	$20,667
Interest	32,734	27,067
Insurance benefits	11,554	12,633
Accrued variable lease and contract expense	12,559	36,158
Stock-based compensation	23,297	19,211
Other	6,858	6,731
	$107,225	$122,467

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(9) Long-term Debt

Long-term debt consists of the following at December 31, 2019 and 2018:

	December 31, 2019
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,127,069	$9,077	$1,117,992
Accounts Receivable Securitization Program	175,000	846	174,154
5% Senior Subordinated Notes	535,000	3,237	531,763
5 3/8% Senior Notes	510,000	3,502	506,498
5 3/4% Senior Notes	654,345	7,752	646,593
Other notes with various rates and terms	3,118	—	3,118
	3,004,532	24,414	2,980,118
Less current maturities	(232,595)	(6,081)	(226,514)
Long-term debt, excluding current maturities	$2,771,937	$18,333	$2,753,604

	December 31, 2018
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,291,088	$11,576	$1,279,512
Accounts Receivable Securitization Program	175,000	1,168	173,832
5% Senior Subordinated Notes	535,000	4,104	530,896
5 3/8% Senior Notes	510,000	4,262	505,738
5 3/4% Senior Notes	400,000	4,754	395,246
Other notes with various rates and terms	3,464	—	3,464
	2,914,552	25,864	2,888,688
Less current maturities	(209,365)	(5,245)	(204,120)
Long-term debt, excluding current maturities	$2,705,187	$20,619	$2,684,568

Long-term debt contractual maturities are as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2020	$232,595	$6,081	$226,514
2021	$74,487	$6,205	$68,282
2022	$426,971	$4,677	$422,294
2023	$541,989	$3,480	$538,509
2024	$517,008	$2,216	$514,792
Later years	$1,211,482	$1,755	$1,209,727

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

As of December 31, 2019, the senior credit facility consisted of (i) the revolving credit facility, (ii) the Term A loans, (iii) the Term B loans and (iv) the Incremental Facility.

The Term A loans mature on May 15, 2022 and the Term B loans mature on March 16, 2025.  The remaining quarterly installments are scheduled to be paid on each March 31, June 30, September 30 and December 31 as follows:

Principal Payment Date	Term A	Term B
March, 31 2020-June 30, 2020	$8,438	$1,500
September 30, 2020-March 31, 2022	$16,875	$1,500
Term A Loan Maturity May 15, 2022	$253,125	$—
June 30, 2022-December 31, 2024	$—	$1,500
Term B Loan Maturity March 16, 2025	$—	$559,500

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

As of December 31, 2019, there was $150,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $12,709 letters of credit outstanding as of December 31, 2019 resulting in $387,291 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on May 15, 2022.

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

As of December 31, 2019 there was $175,000 outstanding on the AR Program bearing interest at approximately 3.3%. Proceeds from the AR Program were used primarily to repay outstanding amounts under our revolving credit facility. The commitment fee based on the amount of unused commitments under the AR Program was immaterial in 2019.

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

(10) Asset Retirement Obligation

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2017	$215,089
Additions to asset retirement obligations	7,583
Accretion expense	4,404
Liabilities settled	(4,087)
Balance at December 31, 2018	$222,989
Additions to asset retirement obligations	2,529
Accretion expense	4,260
Liabilities settled	(3,641)
Balance at December 31, 2019	$226,137

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(11) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Income are:

	Year Ended December 31,
	2019	2018	2017
Direct expenses	$235,544	$212,585	$196,107
General and administrative expenses	4,416	4,134	4,151
Corporate expenses	10,068	8,542	10,846
	$250,028	$225,261	$211,104

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

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2019:
U.S. federal	$6,045	$(13,450)	$(7,405)
State and local	2,699	(2,654)	45
Foreign	1,164	1,974	3,138
	$9,908	$(14,130)	$(4,222)
Year ended December 31, 2018:
U.S. federal	$4,952	$435	$5,387
State and local	2,615	(123)	2,492
Foreign	1,592	1,226	2,818
	$9,159	$1,538	$10,697
Year ended December 31, 2017:
U.S. federal	$4,174	$359	$4,533
State and local	2,706	(170)	2,536
Foreign	1,546	615	2,161
	$8,426	$804	$9,230

As of December 31, 2019 and 2018, the Company had income taxes payable of $384 and $458, respectively.

The U.S. and foreign components of earnings before income taxes are as follows:

	2019	2018	2017
U.S.	$357,445	$317,695	$332,607
Foreign	10,444	(1,766)	(5,701)
Total	$367,889	$315,929	$326,906

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 21 percent to income before taxes for the 2019 and 2018 tax years and 35 percent for the 2017 tax year, is as follows:

	2019	2018	2017
Income tax expense at U.S. federal statutory rate	$77,257	$66,345	$114,417
Tax adjustment related to REIT(a)	(70,619)	(63,669)	(109,294)
State and local income taxes, net of federal income tax benefit	2,039	1,461	1,193
Book expenses not deductible for tax purposes	4,144	1,926	2,635
Stock-based compensation	(1,177)	1,090	(121)
Valuation allowance(b)	(1,032)	3,813	3,953
Rate change(c)	—	(80)	(466)
Undistributed earnings of foreign subsidiaries(d)	(102)	(393)	1,363
Minimum tax credit refundable(e)	—	—	(4,108)
Deferred tax adjustment due to REIT conversion(f)	(17,031)	—	—
Other differences, net(g)	2,299	204	(342)
Income tax expense	$(4,222)	$10,697	$9,230

(a)	Includes dividend paid deduction of $76,688, $69,818 and $110,442 for the tax years ended December 31, 2019, 2018 and 2017, respectively.
(b)

For the years ended December 31, 2019, 2018 and 2017, a non-cash valuation allowance of $(1,031), $3,813 and $3,953, respectively, was recorded to income tax expense due to our limited ability to utilize Puerto Rico deferred tax assets in future years.

(c)

Under the TCJA, the U.S. corporate income tax rate was lowered from 35% to 21%.  As a result, a non-cash benefit of $466 to income tax expense was recorded for the reduction of the U.S. net deferred tax liability for the year ended December 31, 2017.

(d)

In periods prior to December 31, 2017, the undistributed earnings of our Canadian subsidiaries were designated as permanently reinvested.  As of December 31, 2017, however, management did not assert that the undistributed earnings of our Canadian subsidiaries will be permanently reinvested.  For the years ended December 31, 2019, 2018 and 2017, we recognized a deferred tax (benefit) charge of $(102), $(393) and $1,363, respectively, for future foreign withholding taxes related to undistributed earnings.

(e)

Under the TCJA, the corporate alternative minimum tax was repealed and any minimum tax carryforwards not utilized become fully refundable in 2021.  The Company does not expect to utilize its minimum tax credit carryforward. As a result, a cash benefit of $4,108 to income tax expense was recorded for the year ended December 31, 2017.

(f)

The income tax provision for the year ended December 31, 2019 is net of the deferred tax benefit of $17,031, which relates to the transfer of assets purchased from Fairway into our qualifying REIT subsidiary on June 28, 2019. The Fairway assets were initially placed in the TRS.

(g)

Upon enactment, the TCJA includes a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, net of foreign tax credits. As a result, a cash charge of $736 to income tax expense was recorded for the year ended December 31, 2017.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$499	$654
Accrued liabilities not deducted for tax purposes	3,431	7,022
Net operating loss carry forwards	19,522	34,716
Tax credit carry forwards	1,140	320
Charitable contributions carry forward	5	47
Investment in partnerships	382	—
Gross deferred tax assets	24,979	42,759
Less: valuation allowance	(22,902)	(23,934)
Net deferred tax assets	2,077	18,825
Deferred tax liabilities:
Intangibles	(5,898)	(6,565)
Investment in partnerships	—	(31,746)
Property, plant and equipment	(701)	(366)
Undistributed earnings of foreign subsidiaries	(1,191)	(882)
Gross deferred tax liabilities	(7,790)	(39,559)
Net deferred tax liabilities	$(5,713)	$(20,734)

As of December 31, 2019, we have approximately $244,121 of U.S. net operating loss carry forwards to offset future taxable income. Of this amount, $47,358 is subject to Internal Revenue Code §382 limitation but will be available to be fully utilized by no later than 2027. These carry forwards expire between 2026 through 2037. In addition, we have $2,745 of various credits available to offset future U.S. federal income tax. Under the TCJA, the corporate alternative minimum tax was repealed and any minimum tax credit carryforwards not utilized become fully refundable in 2021. We do not expect to utilize our minimum tax credit of $2,054 before 2021.

As of December 31, 2019, we have approximately $831,791 of state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $135 of various credits available to offset future state income tax. There was no valuation allowance related to state net operating loss carry forwards as of December 31, 2019 and 2018. There were no net changes in the total state valuation allowance for the years ended December 31, 2019 and 2018.

As of December 31, 2019, we had approximately $48,135 of Puerto Rico net operating loss carry forwards before valuation allowances. These Puerto Rico net operating losses are available to offset future taxable income. These carry forwards expire between 2020 and 2028. In addition, we have $153 of alternative minimum tax credits available to offset future Puerto Rico income tax.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings, the Company will not generate the minimum amount of future taxable income to support the realization of the deferred tax assets. As a result, management has determined that a valuation allowance related to Puerto Rico net operating loss carry forwards and other deferred tax assets is necessary. The valuation allowance for these deferred tax assets as of December 31, 2019 and 2018 was $22,902 and $23,934, respectively. The net change in the total valuation allowance for the years ended December 31, 2019 and 2018 was an increase (decrease) of $(1,032) and $3,814, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry forward period increase.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

As of December 31, 2019, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $23,811. Management does not designate these earnings as permanently reinvested and has recognized a deferred tax liability of approximately $1,191 related to foreign withholding taxes on these earnings. We have recognized a current year tax expense of $180 related to 2019 earnings and a tax benefit of $(170) related to prior year earnings repatriated in 2019.

Under ASC 740 Income Taxes, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2017	$2,067
Additions for tax positions related to current year	932
Additions for tax positions related to prior years	238
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(30)
Settlements	—
Balance as of December 31, 2018	$3,207
Additions for tax positions related to current year	974
Additions for tax positions related to prior years	386
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(117)
Settlements	—
Balance as of December 31, 2019	$4,450

Included in the balance of unrecognized benefits at December 31, 2019 is $4,450 of tax benefits that, if recognized in future periods, would impact our effective tax rate. During the years ended December 31, 2019 and 2018, we recognized interest and penalties of $334 and $411, respectively, as a component of income tax expense in connection with our liabilities related to uncertain tax positions.

Within the next twelve months, we expect to decrease our unrecognized tax benefits by approximately $970 as a result of the expiration of statute of limitations.

We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years prior to 2016, or for any U.S. state income tax audit prior to 2013. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2016 and 2015, respectively.

(13) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.

The Company had receivables from employees of $80 at December 31, 2018. There were no receivables from employees at December 31, 2019. These receivables are primarily relocation loans for employees. The Company does not have any receivables from its current executive officers.

RTC Holdings, LLC (“RTC”), a telecommunications company, is 100% owned by entities owned by members of the Reilly family.  Entities owned by Sean E. Reilly, Chief Executive Officer of the Company; Kevin P. Reilly, Jr., Chairman of the Board of Directors and President of the Company; and members of their respective immediate families hold a majority stake in RTC of approximately 89%.  The Reilly Family, LLC, which is owned by Sean E. Reilly, Kevin P. Reilly, Jr., our directors Anna Reilly and Wendell Reilly, and entities owned by each of them and members of their respective immediate families, holds the remaining minority stake in RTC of approximately 11%.  On May 31, 2019, RTC acquired EATELCORP, LLC (“EATEL”) and its subsidiaries. EATEL provides phone and internet services to consumers and businesses in Louisiana. EATEL also provides data back-up and recovery services to businesses.  During the year ended December 31, 2019, the Company was a customer of EATEL for data back-up and recovery services. The aggregate amount paid by the Company to EATEL for such services was $302 for the year ended December 31, 2019. The Company was also contracted by EATEL to provide advertising services in the aggregate amount of $137 for the year ended December 31, 2019.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(14) Stockholders’ Equity

On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock, which shares were subsequently exchanged on a one for one basis in the REIT conversion. The Series AA preferred stock ranks senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock is entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2019 was $3,649. The Series AA preferred stock is entitled to one vote per share.

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

On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and SunTrust Robinson Humphrey, Inc. as its sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”). Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $0.001 per share (the “Class A Common Stock”), having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals. As of December 31, 2019, 842,412 shares of our Class A Common Stock have been sold under the Sales Agreement and accordingly $336,668 remains available to be sold under the Sales Agreement.

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

On August 6, 2018, the Company filed an automatically effective shelf registration statement that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock. During the year ended December 31, 2018, the Company issued 163,137 shares of its Class A common stock in connection with acquisitions occurring during the period. The Company filed a prospectus supplement to the shelf registration statement relating to the offer and resale of such shares of Class A common stock. There were no shares issued under this shelf registration during the year ended December 31, 2019.

(15) Stock Compensation Plans

Equity Incentive Plan. Lamar’s 1996 Equity Incentive Plan, as amended, (the “1996 Plan”) has reserved 17.5 million shares of common stock for issuance to directors and employees, including options granted and common stock reserved for issuance under its performance-based incentive program. Options granted under the 1996 Plan expire ten years from the grant date with vesting terms ranging from three to five years which primarily includes 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market on the date of grant.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

In February 2013, the 1996 Plan was amended to eliminate the provision that limited the amount of Class A common stock, including shares retained from an award, that could be withheld to satisfy tax withholding obligations to the minimum tax obligations required by law (except with respect to option awards). In accordance with ASC 718, Compensation – Stock Compensation, the Company is required to classify the awards affected by the amendment as liability-classified awards at fair value each period prior to their settlement. As of December 31, 2019 and 2018, the Company recorded a liability, in accrued expenses, of $23,297 and $19,211, respectively, related to its equity incentive awards affected by this amendment.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2019	5%	46%	2%	6
2018	5%	46%	2%	6
2017	5%	45%	2%	6

Information regarding the 1996 Plan for the year ended December 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, beginning of year	836,859	$49.65
Granted	117,000	76.92
Exercised	(340,684)	43.98
Forfeited	(4,800)	61.23
Expired	—	—
Outstanding, end of year	608,375	57.97	5.71
Exercisable at end of year	401,375	50.64	4.31

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

At December 31, 2019 there was $3,173 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 1.77 years.

Shares available for future stock option and restricted share grants to employees and directors under existing plans were 2,669,471 at December 31, 2019. The aggregate intrinsic value of options outstanding as of December 31, 2019 was $19,034, and the aggregate intrinsic value of options exercisable was $15,502. Total intrinsic value of options exercised was $12,433 for the year ended December 31, 2019.

Stock Purchase Plan. Lamar Advertising’s 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by our shareholders on May 28, 2009.  The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 85,162 shares on January 1, 2019 pursuant to the automatic increase provisions of the 2009 ESPP. The 2009 ESPP expired by its terms on June 30, 2019.  On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”).  The 2019 ESPP became effective upon the expiration of the 2009 ESPP.  The number of shares of Class A common stock available for issuance under the 2019 ESPP consists of (1) 300,000 shares of Class A common stock and (2) any shares of Class A common stock available for future purchase under the 2009 ESPP at June 30, 2019.

The following is a summary of 2009 and 2019 ESPP share activity for the year ended December 31, 2019:

Shares
Available for future purchases, January 1, 2019	183,244
Additional shares reserved under 2009 ESPP	85,162
Additional shares reserved under 2019 ESPP	300,000
Purchases	(129,972)
Available for future purchases, December 31, 2019	438,434

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers and employees under our 1996 Plan based on certain Company performance measures for fiscal year 2019. The number of shares to be issued, if any, are dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2019 results and were issued in the first quarter of 2020. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. Based on the Company’s performance measures achieved through December 31, 2019, the Company has accrued $22,838 as compensation expense related to these agreements.

(16) Benefit Plans

The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2019, the Company maintained $8,091 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.

Savings and Profit Sharing Plan

The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company has the option to match 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company matched contributions of $5,688, $4,966 and $4,715 for the years ended December 31, 2019, 2018 and 2017, respectively.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Deferred Compensation Plan

The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers that have attained the age of 30 and have a minimum of 10 years of service to the Company and satisfy additional eligibility guidelines are eligible for annual contributions to the plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. For the years ended December 31, 2019, 2018 and 2017, the Company contributed $1,675, $1,585 and $1,526, respectively.

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

(17) Commitment and Contingencies

Off balance sheet arrangements

Our off-balance sheet commitments consist of guaranteed minimum payments to local transit municipalities and airport authorities for agreements which entitle us to rent advertising space to customers, in airports and on buses, benches or shelters. These agreements no longer meet the criteria of a lease under ASC 842, Leases, adopted on January 1, 2019 and are a result from our normal course of business. The following is a summary of the minimum payments related to these agreements.

2020	$20,621
2021	$16,965
2022	$16,702
2023	$15,614
2024	$14,624
Thereafter	$1,289

Legal matters

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

(18) Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of December 31, 2019 and 2018, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $3,389,763 and $3,156,061, respectively.

As of December 31, 2019, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of December 31, 2019, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 6.5 to 1 and (ii) the secured debt ratio does not exceed 3.5 to 1. As of December 31, 2019, the total debt ratio was less than 6.5 to 1 and Lamar Media’s secured debt ratio was less than 3.5 to 1, and the available cumulative credit was $2,140,441.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(19) Fair Value of Financial Instruments

At December 31, 2019 and 2018, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and initial recognition of asset retirement obligations are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $3,064,068, which is greater than both the gross and carrying amount of $3,004,532 as of December 31, 2019. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

(20) Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $34,517, $35,146 and $33,424 for the years ended December 31, 2019, 2018 and 2017, respectively. Net carrying value of long lived assets located in foreign countries totaled $4,549 and $2,387 as of December 31, 2019 and 2018, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808). The update is to clarify when certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 and when the collaborative arrangement participant is a customer in the context of a unit of account. The update also adds unit-of-account guidance in Topic 808 and requires that a collaborative arrangement participant that is not directly related to sales to a third party, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The update is effective for annual and interim fiscal periods beginning after December 15, 2019 with early adoption permitted.  The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“CECL”). The new guidance modifies how entities measure credit losses on most financial instruments. Topic 326 replaces the current “incurred loss” model with an “expected credit loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company adopted this guidance on January 1, 2020 using the modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The adoption did not have a material impact to the consolidated financial statements.

(22) Quarterly Financial Data (Unaudited)

The tables below represent the balances for the selected quarterly financial data of the Company for each reporting period in the years ended December 31, 2019 and 2018.

	Year 2019 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$384,457	$448,742	$457,786	$462,659
Net revenues less direct advertising expenses	$243,987	$302,352	$308,940	$308,287
Net income applicable to common stock	$51,162	$118,305	$99,618	$102,661
Net income per common share basic	$0.51	$1.18	$0.99	$1.02
Net income per common share diluted	$0.51	$1.18	$0.99	$1.02

	Year 2018 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$361,026	$419,800	$418,498	$427,898
Net revenues less direct advertising expenses	$222,733	$279,016	$277,799	$285,826
Net income applicable to common stock	$14,961	$100,340	$93,965	$95,601
Net income per common share basic	$0.15	$1.02	$0.95	$0.97
Net income per common share diluted	$0.15	$1.02	$0.95	$0.96

(23) Divestiture of Assets

On April 16, 2018 the Company sold its assets in Puerto Rico for $3,000 in cash and non-cash consideration consisting of a note receivable for $9,250 due April 2024. The Company recorded a loss on the sale of $7,809 for the year ended December 31, 2018. There were no significant divestitures of assets for the year ended December 31, 2019.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(24) Subsequent Events

On February 6, 2020, Lamar Media completed a refinancing transaction involving (i) the issuance of an additional $1,000,000 in aggregate principal amount of new senior notes, consisting of $600,000 in aggregate principal amount of 3 3/4% Senior Notes due 2028 and $400,000 in aggregate principal amount of 4% Senior Notes due 2030 and (ii) the entry into the Fourth Amended and Restated Credit Agreement, which amended and restated its existing senior credit facility.  The new senior credit facility created under the Fourth Amended and Restated Credit Agreement consists of (i) a new $750,000 senior secured revolving credit facility, (ii) a new $600,000 Term B loan facility (the “new Term B loans”), and (iii) an incremental facility pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to a pro forma secured debt ratio.  Lamar Media borrowed all $600,000 of the new Term B loans on February 6, 2020.

Proceeds from the refinancing transactions, after the payment of fees and expenses, were used to (1) redeem Lamar Media’s 5 3/8% Senior Notes on February 20, 2020 and (2) repay amounts outstanding under the Third Amended and Restated Senior Credit Agreement, including the existing Term A loans and Term B loans thereunder.

SCHEDULE II

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2019
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,161	11,608	9,584	$13,185
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$23,934	—	1,032	$22,902
Year ended December 31, 2018
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$10,055	8,472	7,366	$11,161
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$20,120	3,814	—	$23,934
Year ended December 31, 2017
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$9,356	6,762	6,063	$10,055
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$16,167	3,953	—	$20,120

SCHEDULE III

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Schedule of Real Estate and Accumulated Depreciation

December 31, 2019, 2018 and 2017

(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
391,456 Displays	—	—	$3,333,590	$(2,166,579)	Various	Various	5 to 20 years

(1)	No single asset exceeded 5% of the total gross carrying amount at December 31, 2019
(2)	This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)	Includes sites under construction

The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31,	December 31,	December 31,
	2019	2018	2017
Gross real estate assets:
Balance at the beginning of the year	$3,201,434	$3,074,046	$2,998,540
Capital expenditures on new advertising displays(4)	59,604	54,151	49,946
Capital expenditures on improvements/redevelopments of existing advertising displays	25,025	12,781	6,265
Capital expenditures other recurring	36,354	34,758	32,523
Land acquisitions(6)	22,965	15,368	14,904
Acquisition of advertising displays(5) (6)	23,589	82,617	32,109
Assets sold or written-off	(35,320)	(70,494)	(61,306)
Foreign exchange	(61)	(1,793)	1,065
Balance at the end of the year	$3,333,590	$3,201,434	$3,074,046
Accumulated depreciation:
Balance at the beginning of the year	$2,082,335	$2,025,251	$1,973,958
Depreciation	111,531	106,700	102,494
Assets sold or written-off	(27,890)	(48,488)	(51,976)
Foreign exchange	603	(1,128)	775
Balance at the end of the year	$2,166,579	$2,082,335	$2,025,251

(4)	Includes non-cash amounts of $554, $446 and $921 at December 31, 2019, 2018 and 2017, respectively
(5)	Includes non-cash amounts of $1,928, $7,199 and $3,043 at December 31, 2019, 2018 and 2017, respectively
(6)	Includes preliminary allocation of assets acquired from Fairway at December 31, 2018

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Lamar Media Corp.’s management assessed the effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Media Corp.’s management has concluded that, as of December 31, 2019, Lamar Media Corp.’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lamar Media Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Lamar Media Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements), and our report dated February 20, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

February 20, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lamar Media Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, which refers to Note 2 to the consolidated financial statements of Lamar Advertising Company, the Company changed its method of accounting for revenue recognition as of January 1, 2018, due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

As discussed in Note 1 to the consolidated financial statements, which refers to Note 7 to the consolidated financial statements of Lamar Advertising Company, the Company changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Baton Rouge, Louisiana

February 20, 2020

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2019 and 2018

(In thousands, except share and per share data)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$25,688	$20,994
Receivables, net of allowance for doubtful accounts of $13,185 and $11,161 as of 2019 and 2018, respectively	254,930	235,576
Prepaid lease and contract expenses	—	80,684
Other current assets	29,051	25,915
Total current assets	309,669	363,169
Property, plant and equipment	3,660,311	3,525,725
Less accumulated depreciation and amortization	(2,311,196)	(2,230,677)
Net property, plant and equipment	1,349,115	1,295,048
Operating lease right of use assets	1,320,779	—
Goodwill (note 3)	1,902,123	1,909,235
Intangible assets, net (note 3)	991,776	914,984
Other assets	50,959	45,450
Total assets	$5,924,421	$4,527,886
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$14,974	$21,246
Current maturities of long-term debt, net of deferred financing costs of $6,081 and $5,245 in 2019 and 2018, respectively (note 5)	226,514	204,120
Current operating lease liabilities	196,841	—
Accrued expenses (note 4)	101,266	117,300
Deferred income	127,254	107,202
Total current liabilities	666,849	449,868
Long-term debt, net of deferred financing costs of $18,333 and $20,619 in 2019 and 2018, respectively (note 5)	2,753,604	2,684,568
Operating lease liabilities	1,068,181	—
Deferred income tax liabilities	5,713	20,734
Asset retirement obligation	226,137	222,989
Other liabilities	34,406	29,531
Total liabilities	4,754,890	3,407,690
Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2019 and 2018	—	—
Additional paid-in-capital	2,992,729	2,922,907
Accumulated comprehensive income	685	12
Accumulated deficit	(1,823,883)	(1,802,723)
Stockholder’s equity	1,169,531	1,120,196
Total liabilities and stockholder’s equity	$5,924,421	$4,527,886

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	2019	2018	2017
Statements of Income
Net revenues	$1,753,644	$1,627,222	$1,541,260
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	590,078	561,848	540,880
General and administrative expenses (exclusive of depreciation and amortization)	318,380	289,428	276,229
Corporate expenses (exclusive of depreciation and amortization)	84,229	82,497	61,962
Depreciation and amortization	250,028	225,261	211,104
(Gain) loss on disposition of assets	(7,241)	7,233	(4,664)
	1,235,474	1,166,267	1,085,511
Operating income	518,170	460,955	455,749
Other expense (income):
Loss on extinguishment of debt	—	15,429	71
Interest income	(764)	(534)	(6)
Interest expense	150,616	129,732	128,396
	149,852	144,627	128,461
Income before income tax expense	368,318	316,328	327,288
Income tax (benefit) expense	(4,222)	10,697	9,230
Net income	$372,540	$305,631	$318,058
Statements of Comprehensive Income
Net income	$372,540	$305,631	$318,058
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	673	(1,290)	1,926
Comprehensive income	$373,213	$304,341	$319,984

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

Years Ended December 31, 2019, 2018 and 2017

(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2016	$—	2,783,753	(624)	(1,726,743)	1,056,386
Contribution from parent	—	49,187	—	—	49,187
Foreign currency translations	—	—	1,926	—	1,926
Net income	—	—	—	318,058	318,058
Dividend to parent	—	—	—	(334,459)	(334,459)
Balance, December 31, 2017	$—	2,832,940	1,302	(1,743,144)	1,091,098
Contribution from parent	—	89,967	—	—	89,967
Foreign currency translations	—	—	(1,290)	—	(1,290)
Net income	—	—	—	305,631	305,631
Dividend to parent	—	—	—	(365,210)	(365,210)
Balance, December 31, 2018	$—	2,922,907	12	(1,802,723)	1,120,196
Contribution from parent	—	69,822	—	—	69,822
Foreign currency translations	—	—	673	—	673
Net income	—	—	—	372,540	372,540
Dividend to parent	—	—	—	(393,700)	(393,700)
Balance, December 31, 2019	$—	2,992,729	685	(1,823,883)	1,169,531

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$372,540	$305,631	$318,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250,028	225,261	211,104
Non-cash compensation	29,647	29,443	9,599
Amortization included in interest expense	5,365	4,920	5,120
(Gain) loss on disposition of assets and investments	(7,241)	7,233	(4,664)
Loss on extinguishment of debt	—	15,429	71
Deferred income tax (benefit) expense	(14,130)	1,538	804
Provision for doubtful accounts	10,608	7,985	6,762
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(28,357)	(33,292)	(17,524)
Prepaid expenses	275	(5,433)	309
Other assets	(11,257)	3,270	(8,410)
Increase (decrease) in:
Trade accounts payable	700	1,366	309
Accrued expenses	(1,597)	(6,292)	(9,416)
Operating lease liabilities	9,102	—	—
Other liabilities	(10,743)	(19,974)	(27,882)
Cash flows provided by operating activities	604,940	537,085	484,240
Cash flows from investing activities:
Capital expenditures	(140,956)	(117,638)	(109,329)
Acquisitions	(226,278)	(477,389)	(297,305)
(Increase) decrease in notes receivable	(448)	9	515
Proceeds received from property insurance claims	210	4,222	—
Proceeds from disposition of assets and investments	5,438	6,648	6,053
Cash flows used in investing activities	(362,034)	(584,148)	(400,066)
Cash flows from financing activities:
Proceeds received from revolving credit facility	495,000	563,000	495,000
Payments on revolving credit facility	(625,000)	(481,000)	(477,000)
Principal payments on long-term debt	(34,471)	(27,328)	(16,993)
Proceeds received from senior credit facility term loans	—	599,250	450,000
Proceeds received from accounts receivable securitization program	9,000	175,000	—
Payments on accounts receivable securitization program	(9,000)	—	—
Debt issuance costs	(4,463)	(7,616)	(4,941)
Proceeds received from note offering	255,000	—	—
Redemption on senior subordinated notes	—	(509,790)	—
Payment on senior credit facility term loans	—	—	(247,500)
Distributions to non-controlling interest	(621)	(541)	(693)
Dividends to parent	(393,700)	(446,744)	(252,925)
Contributions from parent	69,822	89,967	49,187
Cash flows used in financing activities	(238,433)	(45,802)	(5,865)
Effect of exchange rate changes in cash and cash equivalents	221	(1,112)	1,632
Net increase (decrease) in cash and cash equivalents	4,694	(93,977)	79,941
Cash and cash equivalents at beginning of period	20,994	114,971	35,030
Cash and cash equivalents at end of period	$25,688	$20,994	$114,971
Supplemental disclosures of cash flow information:
Cash paid for interest	$139,585	$136,711	$123,213
Cash paid for state and federal income taxes	$14,449	$8,563	$12,640

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Media Corp. (“Lamar Media”) is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media is engaged in the outdoor advertising business operating approximately 157,800 outdoor advertising displays in 45 states and Canada. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, Lamar Media operates a logo sign business in 24 states throughout the United States as well as the province of Ontario, Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising in airport terminals, on bus shelters, benches and buses in the markets it serves.

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 3, 5, 7, 10, 11, 12, 13, 14, 15, 16, 17, 18, 19, 20, 21, 23 and 24 and portions of note 1 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this filing are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.

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

(2) Non-cash Financing and Investing Activities

There were no significant non-cash investing activities for Lamar Media during the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, the Company had non-cash investing activities of $2,879 related to acquisitions of outdoor advertising assets. There were no significant non-cash financing activities during the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, Lamar Media had non-cash financing activities related to dividends to Lamar Advertising Company of $81,534 which were paid in January 2018.

(3) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2019 and 2018:

	Estimated	2019		2018
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7—10	$641,714	$539,405	$610,376	$514,928
Non-competition agreement	3—15	66,014	64,379	65,771	64,119
Site locations	15	2,384,520	1,509,335	2,228,767	1,422,794
Other	2—15	49,318	36,671	45,446	33,535
		$3,141,566	$2,149,790	$2,950,360	$2,035,376
Unamortizable Intangible Assets:
Goodwill		$2,154,790	$252,667	$2,161,902	$252,667

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The changes in the gross carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows:

Balance as of December 31, 2017	$1,982,970
Goodwill acquired during the year	182,117
Purchase price adjustments and other	(3,185)
Impairment losses	—
Balance as of December 31, 2018	$2,161,902
Goodwill acquired during the year	29,360
Purchase price adjustments and other	(36,472)
Impairment losses	—
Balance as of December 31, 2019	$2,154,790

(4) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2019 and 2018:

	2019	2018
Payroll	$20,223	$20,667
Interest	32,734	27,067
Accrued variable lease and contract expense	12,559	36,158
Stock-based compensation	23,297	19,211
Other	12,453	14,197
	$101,266	$117,300

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(5) Long-term Debt

Long-term debt consists of the following at December 31, 2019 and 2018:

	December 31, 2019
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,127,069	$9,077	$1,117,992
Accounts Receivable Securitization Program	175,000	846	174,154
5% Senior Subordinated Notes	535,000	3,237	531,763
5 3/8% Senior Notes	510,000	3,502	506,498
5 3/4% Senior Notes	654,345	7,752	646,593
Other notes with various rates and terms	3,118	—	3,118
	3,004,532	24,414	2,980,118
Less current maturities	(232,595)	(6,081)	(226,514)
Long-term debt, excluding current maturities	$2,771,937	$18,333	$2,753,604

	December 31, 2018
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,291,088	$11,576	$1,279,512
Accounts Receivable Securitization Program	175,000	1,168	173,832
5% Senior Subordinated Notes	535,000	4,104	530,896
5 3/8% Senior Notes	510,000	4,262	505,738
5 3/4% Senior Notes	400,000	4,754	395,246
Other notes with various rates and terms	3,464	—	3,464
	2,914,552	25,864	2,888,688
Less current maturities	(209,365)	(5,245)	(204,120)
Long-term debt, excluding current maturities	$2,705,187	$20,619	$2,684,568

Long-term debt contractual maturities are as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2020	$232,595	$6,081	$226,514
2021	$74,487	$6,205	$68,282
2022	$426,971	$4,677	$422,294
2023	$541,989	$3,480	$538,509
2024	$517,008	$2,216	$514,792
Later years	$1,211,482	$1,755	$1,209,727

(6) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.

As of December 31, 2019 and 2018, there was a payable to Lamar Advertising Company, its parent, in the amount of $4,779 and $5,571, respectively.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Effective December 31, 2019 and 2018, Lamar Advertising Company contributed $69,822 and $89,967, respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.

(7) Quarterly Financial Data (Unaudited)

The tables below represent the balances for the selected quarterly financial data of the Company for each reporting period in the years ended December 31, 2019 and 2018.

	Year 2019 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$384,457	$448,742	$457,786	$462,659
Net revenues less direct advertising expenses	$243,987	$302,352	$308,940	$308,287
Net income	$51,362	$118,485	$99,832	$102,861

	Year 2018 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$361,026	$419,800	$418,498	$427,898
Net revenues less direct advertising expenses	$222,733	$279,016	$277,799	$285,826
Net income	$15,158	$100,520	$94,165	$95,788

(8) Summarized Financial Information of Subsidiaries

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

Condensed Consolidating Balance Sheet as of December 31, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated

ASSETS
Total current assets	$13,859	$53,756	$242,054	$—	$309,669
Net property, plant and equipment	—	1,340,675	8,440	—	1,349,115
Operating lease right of use assets	—	1,293,674	27,105	—	1,320,779
Intangibles and goodwill, net	—	2,875,644	18,255	—	2,893,899
Other assets	4,193,629	229,905	184,805	(4,557,380)	50,959
Total assets	$4,207,488	$5,793,654	$480,659	$(4,557,380)	$5,924,421
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$51,480	$34	$175,000	$—	$226,514
Current operating lease liabilties	—	189,071	7,770	—	196,841
Other current liabilities	26,960	196,689	19,845	—	243,494
Total current liabilities	78,440	385,794	202,615	—	666,849
Long-term debt	2,753,570	34	—	—	2,753,604
Operating lease liabilities	—	1,049,220	18,961	—	1,068,181
Other noncurrent liabilities	205,947	231,416	250,859	(421,966)	266,256
Total liabilities	3,037,957	1,666,464	472,435	(421,966)	4,754,890
Stockholders’ equity	1,169,531	4,127,190	8,224	(4,135,414)	1,169,531
Total liabilities and stockholders’ equity	$4,207,488	$5,793,654	$480,659	$(4,557,380)	$5,924,421

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Year Ended December 31, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income
Net revenues	$—	$1,709,691	$46,804	$(2,851)	$1,753,644
Operating expenses
Direct advertising expenses (1)	—	564,877	28,052	(2,851)	590,078
General and administrative expenses (1)	—	310,813	7,567	—	318,380
Corporate expenses (1)	—	82,652	1,577	—	84,229
Depreciation and amortization	—	247,191	2,837	—	250,028
Gain on disposition of assets	—	(3,103)	(4,138)	—	(7,241)
	—	1,202,430	35,895	(2,851)	1,235,474
Operating income	—	507,261	10,909	—	518,170
Equity in (earnings) loss of subsidiaries	(517,516)	—	—	517,516	—
Interest expense (income), net	144,976	(149)	5,025	—	149,852
Income (loss) before income tax expense	372,540	507,410	5,884	(517,516)	368,318
Income tax (benefit) expense (2)	—	(7,360)	3,138	—	(4,222)
Net income (loss)	$372,540	$514,770	$2,746	$(517,516)	$372,540

Statement of Comprehensive Income
Net income (loss)	$372,540	$514,770	$2,746	$(517,516)	$372,540
Total other comprehensive income, net of tax	—	—	673	—	673
Total comprehensive income (loss)	$372,540	$514,770	$3,419	$(517,516)	$373,213

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Year Ended December 31, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income
Net revenues	$—	$1,579,619	$50,352	$(2,749)	$1,627,222
Operating expenses
Direct advertising expenses (1)	—	537,269	27,307	(2,728)	561,848
General and administrative expenses (1)	—	280,874	8,554	—	289,428
Corporate expenses (1)	—	80,861	1,636	—	82,497
Depreciation and amortization	—	219,341	5,920	—	225,261
(Gain) loss on disposition of assets	—	(576)	7,809	—	7,233
	—	1,117,769	51,226	(2,728)	1,166,267
Operating income (loss)	—	461,850	(874)	(21)	460,955
Equity in (earnings) loss of subsidiaries	(450,791)	—	—	450,791	—
Interest expense (income), net	129,731	(99)	(413)	(21)	129,198
Other expenses	15,429	—	—	—	15,429
Income (loss) before income tax expense	305,631	461,949	(461)	(450,791)	316,328
Income tax expense (2)	—	7,879	2,818	—	10,697
Net income (loss)	$305,631	$454,070	$(3,279)	$(450,791)	$305,631

Statement of Comprehensive Income
Net income (loss)	$305,631	$454,070	$(3,279)	$(450,791)	$305,631
Total other comprehensive loss, net of tax	—	—	(1,290)	—	(1,290)
Total comprehensive income (loss)	$305,631	$454,070	$(4,569)	$(450,791)	$304,341

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$469,907	$738,030	$6,660	$(609,657)	$604,940
Cash flows from investing activities:
Capital expenditures	—	(136,696)	(4,260)	—	(140,956)
Acquisitions	—	(226,278)	—	—	(226,278)
Proceeds from disposition of assets and investments	—	5,438	—	—	5,438
Proceeds received from insurance claims	—	210	—	—	210
Investment in subsidiaries	(226,278)	—	—	226,278	—
Decrease in intercompany notes receivable	3,787	—	—	(3,787)	—
Increase in notes receivable	(448)	—	—	—	(448)
Net cash (used in) provided by investing activities	(222,939)	(357,326)	(4,260)	222,491	(362,034)
Cash flows from financing activities:
Proceeds received from revolving credit facility	495,000	—	—	—	495,000
Payment on revolving credit facility	(625,000)	—	—	—	(625,000)
Principal payments on long-term debt	(34,471)	—	—	—	(34,471)
Proceeds received from accounts receivable securitization program	—	—	9,000	—	9,000
Payments on accounts receivable securitization program	—	—	(9,000)	—	(9,000)
Debt issuance costs	(4,463)	—	—	—	(4,463)
Proceeds received from note offering	255,000	—	—	—	255,000
Intercompany loan proceeds (payments)	—	(702)	(3,085)	3,787	—
Distributions to non-controlling interest	—	—	(621)	—	(621)
Dividends (to) from parent	(393,700)	(609,657)	—	609,657	(393,700)
Contributions from (to) parent	69,822	226,278	—	(226,278)	69,822
Net cash (used in) provided by financing activities	(237,812)	(384,081)	(3,706)	387,166	(238,433)
Effect of exchange rate changes in cash and cash equivalents	—	—	221	—	221
Net increase in cash and cash equivalents	9,156	(3,377)	(1,085)	—	4,694
Cash and cash equivalents at beginning of period	4,029	11,655	5,310	—	20,994
Cash and cash equivalents at end of period	$13,185	$8,278	$4,225	$—	$25,688

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2018

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$430,896	$689,718	$(17,143)	$(566,386)	$537,085
Cash flows from investing activities:
Acquisitions	—	(477,389)	—	—	(477,389)
Capital expenditures	—	(113,259)	(4,379)	—	(117,638)
Proceeds from disposition of assets and investments	—	3,839	2,809	—	6,648
Proceeds received from insurance claims	—	—	4,222	—	4,222
Investment in subsidiaries	(498,226)	—	—	498,226	—
Decrease in intercompany notes receivable	30,034	—	—	(30,034)	—
Decrease in notes receivable	9	—	—	—	9
Net cash (used in) provided by investing activities	(468,183)	(586,809)	2,652	468,192	(584,148)
Cash flows from financing activities:
Proceeds received from revolving credit facility	563,000	—	—	—	563,000
Payment on revolving credit facility	(481,000)	—	—	—	(481,000)
Principal payments on long-term debt	(27,297)	(31)	—	—	(27,328)
Proceeds received from senior credit facility term loans	599,250	—	—	—	599,250
Proceeds received from accounts receivable securitization program	—	—	175,000	—	175,000
Debt issuance costs	(7,616)	—	—	—	(7,616)
Redemption on senior subordinated notes	(509,790)	—	—	—	(509,790)
Intercompany loan proceeds (payments)	175,000	(24,688)	(180,346)	30,034	—
Distributions to non-controlling interest	—	—	(541)	—	(541)
Contributions from (to) parent	89,967	498,226	—	(498,226)	89,967
Dividends (to) from parent	(446,744)	(566,386)	—	566,386	(446,744)
Net cash (used in) provided by financing activities	(45,230)	(92,879)	(5,887)	98,194	(45,802)
Effect of exchange rate changes in cash and cash equivalents	—	—	(1,112)	—	(1,112)
Net increase in cash and cash equivalents	(82,517)	10,030	(21,490)	—	(93,977)
Cash and cash equivalents at beginning of period	86,546	1,625	26,800	—	114,971
Cash and cash equivalents at end of period	$4,029	$11,655	$5,310	$—	$20,994

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

SCHEDULE II

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2019
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,161	11,608	9,584	$13,185
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$23,934	—	1,032	$22,902
Year ended December 31, 2018
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$10,055	8,472	7,366	$11,161
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$20,120	3,814	—	$23,934
Year ended December 31, 2017
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$9,356	6,762	6,063	$10,055
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$16,167	3,953	—	$20,120

SCHEDULE III

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Schedule of Real Estate and Accumulated Depreciation

December 31, 2019, 2018 and 2017

(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
391,456 Displays	—	—	$3,333,590	$(2,166,579)	Various	Various	5 to 20 years

(1)	No single asset exceeded 5% of the total gross carrying amount at December 31, 2019
(2)	This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)	Includes sites under construction

The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31, 2019	December 31, 2018	December 31, 2017
Gross real estate assets:
Balance at the beginning of the year	$3,201,434	$3,074,046	$2,998,540
Capital expenditures on new advertising displays(4)	59,604	54,151	49,946
Capital expenditures on improvements/redevelopments of existing advertising displays	25,025	12,781	6,265
Capital expenditures other recurring	36,354	34,758	32,523
Land acquisitions(6)	22,965	15,368	14,904
Acquisition of advertising displays(5)(6)	23,589	82,617	32,109
Assets sold or written-off	(35,320)	(70,494)	(61,306)
Foreign exchange	(61)	(1,793)	1,065
Balance at the end of the year	$3,333,590	$3,201,434	$3,074,046
Accumulated depreciation:
Balance at the beginning of the year	$2,082,335	$2,025,251	$1,973,958
Depreciation	111,531	106,700	102,494
Assets sold or written-off	(27,890)	(48,488)	(51,976)
Foreign exchange	603	(1,128)	775
Balance at the end of the year	$2,166,579	$2,082,335	$2,025,251

(4)	Includes non-cash amounts of $554, $446 and $921 at December 31, 2019, 2018 and 2017, respectively
(5)	Includes non-cash amounts of $1,928, $7,199 and $3,043 at December 31, 2019, 2018 and 2017, respectively
(6)	Includes preliminary allocation of assets acquired from Fairway at December 31, 2018

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lamar Advertising Company

None.

Lamar Media Corp.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2019, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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

4(a)(1)	Specimen certificate for the shares of Class A common stock of the Company.	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

4(a)(2)	Specimen certificate for the shares of Class B common stock of the Company.	Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

4(a)(3)	Description of Securities Registered Under Section 12 of the Exchange Act.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

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

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
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

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(c)(12)

Supplemental Indenture to the Indenture dated as of  October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 22, 2019, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.

Previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-36756) filed on May 2, 2019, and incorporated herein by reference.

4(c)(13)

Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 22, 2019, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.

Previously filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-36756) filed on May 2, 2019, and incorporated herein by reference.

4(c)(14)

Supplemental Indenture to the Indenture dated as of  October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 15, 2019, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.

Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (File No. 1-36756) filed on November 5, 2019, and incorporated herein by reference.

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

Previously filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-36756) filed on May 2, 2019, and incorporated herein by reference.

4(d)(8)

Supplemental Indenture to the Indenture dated as of January 10, 2014, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 22, 2019, relating to Lamar Media’s 5 3/8% Senior Notes due 2024.

Previously filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-36756) filed on May 2, 2019, and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(d)(9)

Supplemental Indenture to the Indenture dated as of January 10, 2014, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 15, 2019, relating to Lamar Media’s 5 3/8% Senior Notes due 2024.

Previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (File No. 1-36756) filed on November 5, 2019, and incorporated herein by reference.

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

Previously filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-36756) filed on May 2, 2019, and incorporated herein by reference.

4(e)(7)

Supplemental Indenture to the Indenture dated as of January 28, 2016, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of January 22, 2019, relating to Lamar Media’s 5 3/4% Senior Notes due 2026.

Previously filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-36756) filed on May 2, 2019, and incorporated herein by reference.

4(e)(8)

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

Previously filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (File No. 1-36756) filed on November 5, 2019, and incorporated herein by reference.

10(a)(1)*	Lamar Advertising Company 1996 Equity Incentive Plan, as amended and restated by the Board of Directors on December 12, 2019.	Filed herewith.

10(a)(2)*	Form of Stock Option Agreement under the 1996 Equity Incentive Plan, as amended and restated.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(a)(3)*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

10(a)(4)*	Form of Restricted Stock Agreement for Non-Employee directors.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

10(b)(1)*	2009 Employee Stock Purchase Plan, as amended.

Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 (File No. 1-36756) filed on November 6, 2017 and incorporated herein by reference.

10(b)(2)*	Lamar Advertising Company 2019 Employee Stock Purchase Plan.	Previously filed as Exhibit 10.2 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on June 5, 2019 and incorporated herein by reference.

10(c)(1)*	Lamar Deferred Compensation Plan (as amended).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

10(c)(2)*	Form of Trust Agreement for the Lamar Deferred Compensation Plan.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2005 and incorporated herein by reference.

10(c)(3)*	Amendment to the Lamar Deferred Compensation Plan dated December 13, 2013.

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

10(f)(14)

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

10(f)(16)

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

10(f)(24)

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
10(f)(25)

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

10(f)(26)

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

Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-36756) filed on May 2, 2019, and incorporated herein by reference.

10(f)(27)

Joinder Agreement, dated as of January 15, 2019, to the Third Amended and Restated Credit Agreement dated as of May 15, 2017, as amended, among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by  New Hampshire Logos, L.L.C.

Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 (File No. 1-36756) filed on May 2, 2019, and incorporated herein by reference.

10(f)(28)

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

Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (File No. 1-36756) filed on November 5, 2019, and incorporated herein by reference.

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

10(k)

Registration Rights Agreement, dated as of February 1, 2019, between Lamar Media, the Guarantors named therein and J.P. Morgan Securities LLC, as representative for the Initial Purchasers named therein.

Previously filed as Exhibit 10.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on February 6, 2019 and incorporated herein by reference.

10(l)*	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company, dated as of November 18, 2014.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
14(a)	Lamar Advertising Company Code of Business Conduct and Ethics.	Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-30242) filed on March 10, 2004 and incorporated herein by reference.

21(a)	Subsidiaries of the Company.	Filed herewith.

23(a)	Consent of KPMG LLP.	Filed herewith.

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

101

The following materials from the combined Annual Report of the Company and Lamar Media Corp. on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018 of the Company and Lamar Media, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017 of the Company and Lamar Media, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017 of the Company and Lamar Media, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 of the Company and Lamar Media, and (v) Notes to Consolidated Financial Statements of the Company and Lamar Media.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR ADVERTISING COMPANY

February 20, 2020	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Reilly	Chief Executive Officer (Principal Executive Officer)	2/20/20
Sean E. Reilly

/s/ Jay L. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	2/20/20
Jay L. Johnson

/s/ Kevin P. Reilly, Jr.	President and Director	2/20/20
Kevin P. Reilly, Jr.

/s/ Wendell S. Reilly	Director	2/20/20
Wendell S. Reilly

/s/ Stephen P. Mumblow	Director	2/20/20
Stephen P. Mumblow

/s/ Marshall A. Loeb	Director	2/20/20
Marshall A. Loeb

/s/ Thomas Reifenheiser	Director	2/20/20
Thomas Reifenheiser

/s/ Anna Reilly	Director	2/20/20
Anna Reilly

/s/ John E. Koerner, III	Director	2/20/20
John E. Koerner, III

/s/ Elizabeth Thompson	Director	2/20/20
Elizabeth Thompson

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

February 20, 2020	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	President and Director	2/20/20
Kevin P. Reilly, Jr.

/s/ Sean E. Reilly	Chief Executive Officer and Director (Principal Executive Officer)	2/20/20
Sean E. Reilly

/s/ Jay L. Johnson	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	2/20/20
Jay L. Johnson

/s/ C. Brent McCoy	Executive Vice President of Business Development and Director	2/20/20
C. Brent McCoy