Form 10-Q
period 2020-03-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2020-05-07
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of May 1, 2020: 86,339,239

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of May 1, 2020: 14,420,085

The number of shares of Lamar Media Corp. common stock outstanding as of May 1, 2020: 100

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the actual results, performance or achievements of Lamar Advertising Company (referred to herein as the “Company” or “Lamar Advertising”) or Lamar Media Corp. (referred to herein as “Lamar Media”) to differ materially from those expressed or implied by the forward-looking statements:

•	the state of the economy and financial markets generally and their effects on the markets in which we operate and the broader demand for advertising;
•	the magnitude of the impact of the novel coronavirus (COVID-19) on our operations and on general economic conditions;
•	the levels of expenditures on advertising in general and outdoor advertising in particular;
•	risks and uncertainties relating to our significant indebtedness;
•	the demand for outdoor advertising and its continued popularity as an advertising medium;
•	our need for, and ability to obtain, additional funding for acquisitions, operations and debt refinancing;
•	increased competition within the outdoor advertising industry;
•	the regulation of the outdoor advertising industry by federal, state and local governments;
•	our ability to renew expiring contracts at favorable rates;
•	the integration of businesses and assets that we acquire and our ability to recognize cost savings and operating efficiencies as a result of these acquisitions;
•	our ability to successfully implement our digital deployment strategy;
•	the market for our Class A common stock;
•	changes in accounting principles, policies or guidelines;
•	our ability to effectively mitigate the threat of and damages caused by hurricanes and other kinds of severe weather;
•	our ability to qualify as a REIT and maintain our status as a REIT; and
•	changes in tax laws applicable to REIT’s or in the interpretation of those laws.

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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2019 of the Company and Lamar Media (the “2019 Combined Form 10-K”), filed on February 20, 2020, as updated and supplemented in Part II, Item 1A of this Quarterly Report on Form 10-Q, and as such risk factors may be further updated or supplemented, from time to time, in our future combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$496,639	$26,188
Receivables, net of allowance for doubtful accounts of $14,967 and $13,185 in 2020 and 2019, respectively	251,149	254,930
Other current assets	36,797	29,051
Total current assets	784,585	310,169
Property, plant and equipment	3,677,510	3,660,311
Less accumulated depreciation and amortization	(2,333,838)	(2,311,196)
Net property, plant and equipment	1,343,672	1,349,115
Operating lease right of use assets	1,328,165	1,320,779
Goodwill	1,912,073	1,912,274
Intangible assets, net	971,190	992,244
Other assets	53,316	56,574
Total assets	$6,393,001	$5,941,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$12,541	$14,974
Current maturities of long-term debt, net of deferred financing costs of $6,212 and $6,081 in 2020 and 2019, respectively	169,616	226,514
Current operating lease liabilities	172,179	196,841
Accrued expenses	61,791	107,225
Deferred income	122,805	127,254
Total current liabilities	538,932	672,808
Long-term debt, net of deferred financing costs of $32,451 and $18,333 in 2020 and 2019, respectively	3,382,193	2,753,604
Operating lease liabilities	1,071,813	1,068,181
Deferred income tax liabilities	5,401	5,713
Asset retirement obligation	226,608	226,137
Other liabilities	30,270	34,406
Total liabilities	5,255,217	4,760,849
Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2020 and 2019	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized; 86,948,957 and 86,596,498 shares issued at 2020 and 2019, respectively; 86,335,239 and 86,093,300 outstanding at 2020 and 2019, respectively	87	87
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2020 and 2019	14	14
Additional paid-in capital	1,951,651	1,922,222
Accumulated comprehensive (loss) income	(913)	685
Accumulated deficit	(768,693)	(708,408)
Cost of shares held in treasury, 613,718 and 503,198 shares at 2020 and 2019, respectively	(44,362)	(34,294)
Stockholders’ equity	1,137,784	1,180,306
Total liabilities and stockholders’ equity	$6,393,001	$5,941,155

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2020	2019
Statements of Income
Net revenues	$406,569	$384,457
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	149,494	140,470
General and administrative expenses (exclusive of depreciation and amortization)	82,204	79,293
Corporate expenses (exclusive of depreciation and amortization)	18,491	17,029
Depreciation and amortization	62,313	61,506
Gain on disposition of assets	(2,504)	(4,624)
	309,998	293,674
Operating income	96,571	90,783
Other expense (income)
Loss on extinguishment of debt	18,179	—
Interest income	(190)	(153)
Interest expense	36,553	37,595
	54,542	37,442
Income before income tax expense	42,029	53,341
Income tax expense	1,536	2,088
Net income	40,493	51,253
Cash dividends declared and paid on preferred stock	91	91
Net income applicable to common stock	$40,402	$51,162
Earnings per share:
Basic earnings per share	$0.40	$0.51
Diluted earnings per share	$0.40	$0.51
Cash dividends declared per share of common stock	$1.00	$0.96
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	100,589,338	99,710,406
Weighted average common shares outstanding diluted	100,875,388	99,915,443
Statements of Comprehensive Income
Net income	$40,493	$51,253
Other comprehensive (loss) income
Foreign currency translation adjustments	(1,598)	259
Comprehensive income	$38,895	$51,512

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2019	$—	87	14	(34,294)	1,922,222	685	(708,408)	1,180,306
Non-cash compensation	—	—	—	—	26,217	—	—	26,217
Exercise of 14,609 shares of stock options	—	—	—	—	652	—	—	652
Issuance of 58,734 shares of common stock through employee purchase plan	—	—	—	—	2,560	—	—	2,560
Purchase of 110,520 shares of treasury stock	—	—	—	(10,068)	—	—	—	(10,068)
Foreign currency translation	—	—	—	—	—	(1,598)	—	(1,598)
Net income	—	—	—	—	—	—	40,493	40,493
Dividends/distributions to common shareholders ($1.00 per common share)	—	—	—	—	—	—	(100,687)	(100,687)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2020	$—	87	14	(44,362)	1,951,651	(913)	(768,693)	1,137,784

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2018	$—	86	14	(25,412)	1,852,421	12	(695,337)	1,131,784
Non-cash compensation	—	—	—	—	21,097	—	—	21,097
Exercise of 186,521 shares of stock options	—	—	—	—	7,352	—	—	7,352
Issuance of 44,161 shares of common stock through employee purchase plan	—	—	—	—	2,521	—	—	2,521
Purchase of 111,835 shares of treasury stock	—	—	—	(8,682)	—	—	—	(8,682)
Foreign currency translation	—	—	—	—	—	259	—	259
Net income	—	—	—	—	—	—	51,253	51,253
Dividends/distributions to common shareholders ($0.96 per common share)	—	—	—	—	—	—	(95,915)	(95,915)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2019	$—	86	14	(34,094)	1,883,391	271	(740,090)	1,109,578

See accompanying notes to condensed consolidated financial statements

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$40,493	$51,253
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	62,313	61,506
Stock-based compensation	3,437	2,233
Amortization included in interest expense	1,378	1,332
Gain on disposition of assets and investments	(2,504)	(4,624)
Loss on extinguishment of debt	18,179	—
Deferred tax (benefit) expense	(419)	792
Provision for doubtful accounts	3,206	2,403
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(290)	15,198
Prepaid expenses	815	20,835
Other assets	(9,600)	(14,393)
Increase (decrease) in:
Trade accounts payable	91	1,303
Accrued expenses	(20,982)	(41,210)
Operating lease liabilities	(28,324)	(29,207)
Other liabilities	(4,861)	(6,695)
Net cash provided by operating activities	62,932	60,726
Cash flows from investing activities:
Acquisitions	(13,565)	(66,423)
Capital expenditures	(25,709)	(25,951)
Proceeds from disposition of assets and investments	3,686	1,297
Decrease in notes receivable	—	2
Net cash used in investing activities	(35,588)	(91,075)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(10,068)	(8,682)
Net proceeds from issuance of common stock	3,212	9,874
Principal payments on long term debt	(89)	(7,210)
Payments on revolving credit facility	(180,000)	(255,000)
Proceeds received from revolving credit facility	655,000	155,000
Proceeds received from note offering	1,000,000	255,000
Redemption of senior subordinated notes	(519,139)	—
Proceeds received from senior credit facility term loans	598,500	—
Payments on senior credit facility term loans	(978,097)	—
Payments on accounts receivable securitization program	—	(7,000)
Debt issuance costs	(24,042)	(4,256)
Distributions to non-controlling interest	(860)	(137)
Dividends/distributions	(100,778)	(96,006)
Net cash provided by financing activities	443,639	41,583
Effect of exchange rate changes in cash and cash equivalents	(532)	100
Net increase in cash and cash equivalents	470,451	11,334
Cash and cash equivalents at beginning of period	26,188	21,494
Cash and cash equivalents at end of period	$496,639	$32,828
Supplemental disclosures of cash flow information:
Cash paid for interest	$42,982	$39,840
Cash paid for foreign, state and federal income taxes	$1,878	$2,957

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2019 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.

The following are updates to our significant accounting policies from our 2019 Combined form 10-K.

(a)	Goodwill, intangibles and long-lived assets

Due to changes in relevant events and circumstances related to COVID-19, which could have a negative impact on the Company’s goodwill, the Company updated its goodwill qualitative assessment as of March 31, 2020. The update includes assessing macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, reporting unit dispositions and acquisitions, the market capitalization of the Company and other relevant events specific to the Company.  After assessing the totality of events or circumstances, the Company determined that it is not “more likely than not” that the fair value of either of the Company’s reporting units is less than its carrying amount. Therefore, management will not perform a quantitative impairment test and concluded its goodwill is not impaired as of March 31, 2020.

Management also reviewed the recoverability of our long-lived assets including intangibles, fixed assets and operating lease right of use assets and concluded there is no impairment loss as of March 31, 2020.
(b)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period.  These estimates take into account historical and forward looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the COVID-19 pandemic, based on available information to date.

2. Revenues

Advertising revenues:  The majority of our revenues are derived from contracts for advertising space on billboard, logo and transit displays. Our contracts commencing prior to January 1, 2019 are accounted for under ASC 840, Leases. The majority of our contracts amended or commencing on or after January 1, 2019 are accounted for under ASC 606, Revenue. The contract revenues, under ASC 840, Leases and ASC 606, Revenue, are recognized ratably over their contract life. Costs to fulfill a contract, which include our costs to advertising copy onto billboards, are capitalized and amortized to direct advertising expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

The following table presents our disaggregated revenue by source including both revenues accounted for under ASC 840 and ASC 606 for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019
Billboard advertising	$355,305	$336,195
Logo advertising	21,392	19,912
Transit advertising	29,872	28,350
Net revenues	$406,569	$384,457

3. Leases

During the three months ended March 31, 2020 and 2019, we had operating lease costs of $80,402 and $77,350, respectively, and variable lease costs of $17,444 and $17,084, respectively, which are recorded in direct advertising expenses (exclusive of depreciation and amortization). Also, for the three months ended March 31, 2020 and 2019, we recorded a loss of $51 and a gain of $4,104, respectively, in (gain) loss of disposition of assets related to the amendment and termination of lease agreements. Cash payments of $103,063 and $96,733 were made reducing our operating lease liabilities for the three months ended March 31, 2020 and 2019, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets (ROU assets) or lease liabilities for agreements with a term of twelve months or less. We recorded $1,258 and $1,129 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended March 31, 2020 and 2019, respectively.

Our operating leases have a weighted-average remaining lease term of 12.0 years. The weighted-average discount rate of our operating leases is 4.8%. Also, during the periods ended March 31, 2020 and 2019, we obtained $5,082 and $4,391, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.

The following is a summary of the maturities of our operating lease liabilities as of March 31, 2020:

2020	$171,468
2021	201,850
2022	181,729
2023	159,181
2024	141,917
Thereafter	849,478
Total undiscounted operating lease payments	1,705,623
Less: Imputed interest	(461,631)
Total operating lease liabilities	$1,243,992

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 23,000 shares of its Class A common stock during the three months ended March 31, 2020. At March 31, 2020 a total of 2,479,875 shares were available for future grant.

Stock Purchase Plan. Lamar Advertising’s 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was approved by our shareholders on May 28, 2009.  The 2009 ESPP expired by its terms on June 30, 2019.  On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”).  The 2019 ESPP became effective upon the expiration of the 2009 ESPP. The number of shares of Class A common stock available under the 2019 ESPP was automatically increased by 86,093 shares on January 1, 2020 pursuant to the automatic increase provisions of the 2019 ESPP.

The following is a summary of 2019 ESPP share activity for the three months ended March 31, 2020:

Shares
Available for future purchases, January 1, 2020	438,434
Additional shares reserved under 2019 ESPP	86,093
Purchases	(58,734)
Available for future purchases, March 31, 2020	465,793

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2020 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2021. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the three months ended March 31, 2020, the Company has recorded $2,118 as stock-based compensation expense related to performance-based awards. In addition, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors’ one year term. The Company recorded a $58 stock-based compensation expense related to these awards for the three months ended March 31, 2020.

5. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Income and Comprehensive Income are:

	Three months ended March 31,
	2020	2019
Direct advertising expenses	$58,697	$58,115
General and administrative expenses	1,281	1,121
Corporate expenses	2,335	2,270
	$62,313	$61,506

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

6. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at March 31, 2020 and December 31, 2019:

	Estimated	March 31, 2020		December 31, 2019
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$642,704	$545,239	$641,714	$539,405
Non-competition agreements	3—15	66,069	64,441	66,014	64,379
Site locations	15	2,388,771	1,529,296	2,384,520	1,509,335
Other	2—15	49,910	37,288	49,864	36,749
		$3,147,454	$2,176,264	$3,142,112	$2,149,868
Unamortizable intangible assets:
Goodwill		$2,165,609	$253,536	$2,165,810	$253,536

7. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2019	$226,137
Additions to asset retirement obligations	180
Accretion expense	1,098
Liabilities settled	(807)
Balance at March 31, 2020	$226,608

8. Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of March 31, 2020 and December 31, 2019, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $3,392,915 and $3,389,763, respectively.

As of March 31, 2020, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of March 31, 2020, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of March 31, 2020, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $2,143,395.

9. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three months ended March 31, 2020 or 2019.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

10. Long-term Debt

Long-term debt consists of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,223,276	$13,250	$1,210,026
Accounts Receivable Securitization Program	175,000	740	174,260
5% Senior Subordinated Notes	535,000	3,013	531,987
5 3/4% Senior Notes	654,167	7,466	646,701
3 3/4% Senior Notes	600,000	8,466	591,534
4% Senior Notes	400,000	5,728	394,272
Other notes with various rates and terms	3,029	—	3,029
	3,590,472	38,663	3,551,809
Less current maturities	(175,828)	(6,212)	(169,616)
Long-term debt, excluding current maturities	$3,414,644	$32,451	$3,382,193

	December 31, 2019
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,127,069	$9,077	$1,117,992
Accounts Receivable Securitization Program	175,000	846	174,154
5% Senior Subordinated Notes	535,000	3,237	531,763
5 3/8% Senior Notes	510,000	3,502	506,498
5 3/4% Senior Notes	654,345	7,752	646,593
Other notes with various rates and terms	3,118	—	3,118
	3,004,532	24,414	2,980,118
Less current maturities	(232,595)	(6,081)	(226,514)
Long-term debt, excluding current maturities	$2,771,937	$18,333	$2,753,604

Senior Credit Facility

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

The new senior credit facility, as established by the Fourth Amended and Restated Credit Agreement (the “senior credit facility”), consists of (i) a new $750,000 senior secured revolving credit facility which will mature on February 6, 2025 (the “revolving credit facility”), (ii) a new $600,000 Term B loan facility (the “Term B loans”)  which will mature on February 6, 2027, and (iii) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to a pro forma secured debt ratio of 4.50 to 1.00, as well as certain other conditions including lender approval.  Lamar Media borrowed all $600,000 in Term B loans on February 6, 2020.  The entire amount of the Term B loans will be payable at maturity. The net proceeds from the Term B loans, together with borrowing under the revolving portion of the senior credit facility and a portion of the proceeds of the issuance of the 3 3/4% Senior Notes due 2028 and 4% Senior Notes due 2030 (both as described below), were used to repay all outstanding amounts under the Third Amended and Restated Credit Agreement, and all

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

revolving commitments under that facility were terminated. As a result of refinancing our credit facility the Company incurred a loss on debt extinguishment of $5,603 for the three months ended March 31, 2020.

The Term B loans mature on February 6, 2027 with no required amortization payments. The Term B loans bear interest at rates based on the Adjusted LIBO Rate (“Eurodollar term loans”) or the Adjusted Base Rate (“Base Rate term loans”), at Lamar Media’s option. Eurodollar Term B loans bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 1.50%. Base Rate Term B loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50%.

The revolving credit facility bears interest at rates based on the Adjusted LIBO Rate (“Eurodollar revolving loans”) or the Adjusted Base Rate (“Base Rate revolving loans”), at Lamar Media’s option. Eurodollar revolving loans bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 1.50% (or the Adjusted LIBO Rate plus 1.25% at any time the Total Debt Ratio is less than or equal to 3.25 to 1). Base Rate revolving loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50% (or the Adjusted Base Rate plus 0.25% at any time the total debt ratio is less than or equal to 3.25 to 1). The guarantees, covenants, events of default and other terms of the senior credit facility apply to the Term B loans and revolving credit facility.

As of March 31, 2020, there was $625,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $13,084 in letters of credit outstanding as of March 31, 2020 resulting in $111,916 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 6, 2025.

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

Lamar Media’s ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. Under Lamar Media’s senior credit facility, the Company must maintain a specified secured debt ratio as long as a revolving credit commitment, revolving loan or letter of credit remains outstanding, and in addition, must satisfy a total debt ratio in order to incur debt, make distributions or make certain investments.

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

As of March 31, 2020 there was $175,000 outstanding on the AR Program bearing interest at approximately 1.8%. There was no commitment fee based on the amount of unused commitments under the AR Program during the three months ended March 31, 2020.

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

5 3/8% Senior Notes

On January 10, 2014, Lamar Media completed an institutional private placement of $510,000 aggregate principal amount of 5 3/8% Senior Notes due 2024 (the “5 3/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $502,300. The Company used the proceeds from the 4% Senior Notes and 3 3/4% Senior Notes to redeem in full all of the 5 3/8% Notes on February 20, 2020 at a redemption price of 101% of the aggregate principal amounts of the outstanding 5 3/8% Notes, plus accrued and unpaid interest up to but not including the redemption date. In conjunction with the redemption, the Company recorded a loss on debt extinguishment of $12,576, of which $9,139 was cash, for the period ended March 31, 2020.

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

4% Senior Notes

On February 6, 2020, Lamar Media completed an institutional private placement of $400,000 aggregate principal amount of 4% Senior Notes due 2030 (the “4% Notes”). The institutional private placement on February 6, 2020 resulted in net proceeds to Lamar Media of approximately $395,000.

Lamar Media may redeem up to 40% of the aggregate principal amount of the 4% Notes, at any time and from time to time, at a price equal to 104% of the aggregate principal amount redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before February 15, 2023, provided that following the redemption, at least 60% of the 4% Notes that were originally issued remain outstanding and any such redemption occurs within 120 days following the closing of any such public equity offering. At any time prior to February 15, 2025, Lamar Media may redeem some or all of the 4% Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after February 15, 2025, Lamar Media may redeem the 4% Notes, in whole or in part, in cash at redemption prices specified in the 4% Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 4% Notes at a price equal to 101% of the principal amount of the 4% Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

3 3/4% Senior Notes

On February 6, 2020, Lamar Media completed an institutional private placement of $600,000 aggregate principal amount of 3 3/4% Senior Notes due 2028 (the “3 3/4% Notes”). The institutional private placement on February 6, 2020 resulted in net proceeds to Lamar Media of approximately $592,500.

Lamar Media may redeem up to 40% of the aggregate principal amount of 3 3/4% Notes, at any time and from time to time, at a price equal to 103.75% of the aggregate principal amount redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before February 15, 2023, provided that following the redemption, at least 60% of the 3 3/4% Notes that were originally issued remain outstanding and any such redemption occurs within 120 days following the closing of any such public equity offering. At any time prior to February 15, 2023, Lamar Media may redeem some or all of the 3 3/4% Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after February 15, 2023, Lamar Media may redeem the 3 3/4% Notes, in whole or in part, in cash at redemption prices specified in the 3 3/4% Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 3 3/4% Notes at a price equal to 101% of the principal amount of the 3 3/4% Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

Debt Repurchase Program

On March 16, 2020, the Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its credit agreement. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors.  There were no repurchases under the program as of March 31, 2020.

11. Fair Value of Financial Instruments

At March 31, 2020 and December 31, 2019, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,456,133 which does not exceed the carrying amount of $3,590,472 as of March 31, 2020. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

12. New Accounting Pronouncements

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10 and ASU No. 2019-01, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right of use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

Upon adoption, we recognized additional operating liabilities of $1.2 billion, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for our existing operating leases. In addition to the increase to the operating lease liabilities and right of use assets, Topic 842 also resulted in reclassifying the presentation of prepaid and deferred rent to operating lease right of use assets. The Company did not have any changes to its opening balance of retained earnings for the adoption of this update.

Other recently released pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, and additional changes modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 and the impact of the adoption was not material to the Company’s consolidated financial statements. As of March 31, 2020, our allowance for credit losses considered the current and future impacts caused by the COVID-19 pandemic, based on available information to date. The Company will continue to actively monitor the impact of COVID-19 on expected credit losses.

13. Dividends/Distributions

During the three months ended March 31, 2020 and 2019, the Company declared and paid cash distributions in an aggregate amount of $100,687 or $1.00 per share and $95,915 or $0.96 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of COVID-19 on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three months ended March 31, 2020 and 2019, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share for each period.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

14. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $7,436 and $7,587 for the three months ended March 31, 2020 and 2019, respectively. Net carrying value of long lived assets located in foreign countries totaled $5,106 and $4,549 as of March 31, 2020 and December 31, 2019, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

15. Stockholders’ Equity

On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and SunTrust Robinson Humphrey, Inc. as its sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals. As of March 31, 2020, 842,412 shares of our Class A common stock have been sold under the Sales Agreement and accordingly $336,668 remained available to be sold under the Sales Agreement as of March 31, 2020.

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

On August 6, 2018, the Company filed an automatically effective shelf registration statement that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  During the year ended December 31, 2018, the Company issued 163,137 shares of its Class A common stock in connection with acquisitions occurring during the period. The Company filed a prospectus supplement to the shelf registration statement relating to the offer and resale of such shares of Class A common stock. There were no additional shares issued under this shelf registration during the year ended December 31, 2019 and the three months ended March 31, 2020.

On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors.  There were no repurchases under the program as of March 31, 2020.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$496,139	$25,688
Receivables, net of allowance for doubtful accounts of $14,967 and $13,185 in 2020 and 2019, respectively	251,149	254,930
Other current assets	36,797	29,051
Total current assets	784,085	309,669
Property, plant and equipment	3,677,510	3,660,311
Less accumulated depreciation and amortization	(2,333,838)	(2,311,196)
Net property, plant and equipment	1,343,672	1,349,115
Operating lease right of use assets	1,328,165	1,320,779
Goodwill	1,901,922	1,902,123
Intangible assets	970,722	991,776
Other assets	47,700	50,959
Total assets	$6,376,266	$5,924,421
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$12,541	$14,974
Current maturities of long-term debt, net of deferred financing costs of $6,212 and $6,081 in 2020 and 2019, respectively	169,616	226,514
Current operating lease liabilities	172,179	196,841
Accrued expenses	55,616	101,266
Deferred income	122,805	127,254
Total current liabilities	532,757	666,849
Long-term debt, net of deferred financing costs of $32,451 and $18,333 in 2020 and 2019, respectively	3,382,193	2,753,604
Operating lease liabilities	1,071,813	1,068,181
Deferred income tax liabilities	5,401	5,713
Asset retirement obligation	226,608	226,137
Other liabilities	30,270	34,406
Total liabilities	5,249,042	4,754,890
Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2020 and 2019	—	—
Additional paid-in-capital	3,022,158	2,992,729
Accumulated comprehensive income	(913)	685
Accumulated deficit	(1,894,021)	(1,823,883)
Stockholder’s equity	1,127,224	1,169,531
Total liabilities and stockholder’s equity	$6,376,266	$5,924,421

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2020	2019
Statements of Income
Net revenues	$406,569	$384,457
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	149,494	140,470
General and administrative expenses (exclusive of depreciation and amortization)	82,204	79,293
Corporate expenses (exclusive of depreciation and amortization)	18,367	16,920
Depreciation and amortization	62,313	61,506
Gain on disposition of assets	(2,504)	(4,624)
	309,874	293,565
Operating income	96,695	90,892
Other expense (income)
Loss on extinguishment of debt	18,179	—
Interest income	(190)	(153)
Interest expense	36,553	37,595
	54,542	37,442
Income before income tax expense	42,153	53,450
Income tax expense	1,536	2,088
Net income	$40,617	$51,362
Statements of Comprehensive Income
Net income	$40,617	$51,362
Other comprehensive (loss) income
Foreign currency translation adjustments	(1,598)	259
Comprehensive income	$39,019	$51,621

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2019	$—	2,992,729	685	(1,823,883)	1,169,531
Contribution from parent	—	29,429	—	—	29,429
Foreign currency translations	—	—	(1,598)	—	(1,598)
Net income	—	—	—	40,617	40,617
Dividend to parent	—	—	—	(110,755)	(110,755)
Balance, March 31, 2020	$—	3,022,158	(913)	(1,894,021)	1,127,224

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2018	$—	2,922,907	12	(1,802,723)	1,120,196
Contribution from parent	—	30,970	—	—	30,970
Foreign currency translations	—	—	259	—	259
Net income	—	—	—	51,362	51,362
Dividend to parent	—	—	—	(104,597)	(104,597)
Balance, March 31, 2019	$—	2,953,877	271	(1,855,958)	1,098,190

See accompanying notes to condensed consolidated financial statements

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$40,617	$51,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,313	61,506
Stock-based compensation	3,437	2,233
Amortization included in interest expense	1,378	1,332
Gain on disposition of assets and investments	(2,504)	(4,624)
Loss on extinguishment of debt	18,179	—
Deferred tax (benefit) expense	(419)	792
Provision for doubtful accounts	3,206	2,403
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(290)	15,198
Prepaid lease expenses	815	20,835
Other assets	(9,600)	(14,393)
Increase (decrease) in:
Trade accounts payable	91	1,303
Accrued expenses	(20,982)	(41,210)
Operating lease liabilities	(28,324)	(29,207)
Other liabilities	(31,293)	(27,991)
Net cash provided by operating activities	36,624	39,539
Cash flows from investing activities:
Acquisitions	(13,565)	(66,423)
Capital expenditures	(25,709)	(25,951)
Proceeds from disposition of assets and investments	3,686	1,297
Decrease in notes receivable	—	2
Net cash used in investing activities	(35,588)	(91,075)
Cash flows from financing activities:
Principal payments on long-term debt	(89)	(7,210)
Payment on revolving credit facility	(180,000)	(255,000)
Proceeds received from revolving credit facility	655,000	155,000
Proceeds received from note offering	1,000,000	255,000
Redemption of senior subordinated notes	(519,139)	—
Proceeds received from senior credit facility term loans	598,500	—
Payments on senior credit facility term loans	(978,097)	—
Payments on accounts receivable securitization program	—	(7,000)
Debt issuance costs	(24,042)	(4,256)
Distributions to non-controlling interest	(860)	(137)
Contributions from parent	29,429	30,970
Dividend to parent	(110,755)	(104,597)
Net cash provided by financing activities	469,947	62,770
Effect of exchange rate changes in cash and cash equivalents	(532)	100
Net increase in cash and cash equivalents	470,451	11,334
Cash and cash equivalents at beginning of period	25,688	20,994
Cash and cash equivalents at end of period	$496,139	$32,328
Supplemental disclosures of cash flow information:
Cash paid for interest	$42,982	$39,840
Cash paid for foreign, state and federal income taxes	$1,878	$2,957

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2019 Combined Form 10-K.

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8, 10, 11, 12, 14, and 15 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Balance Sheet as of March 31, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$487,176	$54,532	$242,377	$—	$784,085
Net property, plant and equipment	—	1,334,725	8,947	—	1,343,672
Operating lease right of use assets	—	1,304,978	23,187	—	1,328,165
Intangibles and goodwill, net	—	2,854,750	17,894	—	2,872,644
Other assets	4,244,398	229,672	185,052	(4,611,422)	47,700
Total assets	$4,731,574	$5,778,657	$477,457	$(4,611,422)	$6,376,266
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$(5,418)	$34	$175,000	$—	$169,616
Current operating lease liabilities	—	165,770	6,409	—	172,179
Other current liabilities	24,927	155,846	10,189	—	190,962
Total current liabilities	19,509	321,650	191,598	—	532,757
Long-term debt	3,382,167	26	—	—	3,382,193
Operating lease liabilities	—	1,054,692	17,121	—	1,071,813
Other noncurrent liabilities	202,674	231,041	262,154	(433,590)	262,279
Total liabilities	3,604,350	1,607,409	470,873	(433,590)	5,249,042
Stockholders’ equity	1,127,224	4,171,248	6,584	(4,177,832)	1,127,224
Total liabilities and stockholders’ equity	$4,731,574	$5,778,657	$477,457	$(4,611,422)	$6,376,266

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Balance Sheet as of December 31, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated

ASSETS
Total current assets	$13,859	$53,756	$242,054	$—	$309,669
Net property, plant and equipment	—	1,340,675	8,440	—	1,349,115
Operating lease right of use assets	—	1,293,674	27,105	—	1,320,779
Intangibles and goodwill, net	—	2,875,644	18,255	—	2,893,899
Other assets	4,193,629	229,905	184,805	(4,557,380)	50,959
Total assets	$4,207,488	$5,793,654	$480,659	$(4,557,380)	$5,924,421
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$51,480	$34	$175,000	$—	$226,514
Current operating lease liabilities	—	189,071	7,770	—	196,841
Other current liabilities	26,960	196,689	19,845	—	243,494
Total current liabilities	78,440	385,794	202,615	—	666,849
Long-term debt	2,753,570	34	—	—	2,753,604
Operating lease liabilities	—	1,049,220	18,961	—	1,068,181
Other noncurrent liabilities	205,947	231,416	250,859	(421,966)	266,256
Total liabilities	3,037,957	1,666,464	472,435	(421,966)	4,754,890
Stockholders’ equity	1,169,531	4,127,190	8,224	(4,135,414)	1,169,531
Total liabilities and stockholders’ equity	$4,207,488	$5,793,654	$480,659	$(4,557,380)	$5,924,421

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$396,631	$10,452	$(514)	$406,569
Operating expenses
Direct advertising expenses (1)	—	143,052	6,956	(514)	149,494
General and administrative expenses (1)	—	80,528	1,676	—	82,204
Corporate expenses (1)	—	18,087	280	—	18,367
Depreciation and amortization	—	61,905	408	—	62,313
Gain on disposition of assets	—	(2,504)	—	—	(2,504)
	—	301,068	9,320	(514)	309,874
Operating income	—	95,563	1,132	—	96,695
Equity in (earnings) loss of subsidiaries	(94,214)	—	—	94,214	—
Loss on extinguishment of debt	18,179	—	—	—	18,179
Interest expense (income), net	35,418	(35)	980	—	36,363
Income (loss) before income tax expense	40,617	95,598	152	(94,214)	42,153
Income tax expense (2)	—	1,342	194	—	1,536
Net income (loss)	$40,617	$94,256	$(42)	$(94,214)	$40,617

Statement of Comprehensive Income
Net income (loss)	$40,617	$94,256	$(42)	$(94,214)	$40,617
Total other comprehensive loss, net of tax	—	—	(1,598)	—	(1,598)
Total comprehensive income (loss)	$40,617	$94,256	$(1,640)	$(94,214)	$39,019

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$374,581	$10,526	$(650)	$384,457
Operating expenses
Direct advertising expenses (1)	—	134,750	6,370	(650)	140,470
General and administrative expenses (1)	—	77,657	1,636	—	79,293
Corporate expenses (1)	—	16,623	297	—	16,920
Depreciation and amortization	—	60,833	673	—	61,506
Gain on disposition of assets	—	(460)	(4,164)	—	(4,624)
	—	289,403	4,812	(650)	293,565
Operating income	—	85,178	5,714	—	90,892
Equity in (earnings) loss of subsidiaries	(87,374)	—	—	87,374	—
Interest expense (income), net	36,012	(5)	1,435	—	37,442
Income (loss) before income tax expense	51,362	85,183	4,279	(87,374)	53,450
Income tax expense (2)	—	619	1,469	—	2,088
Net income (loss)	$51,362	$84,564	$2,810	$(87,374)	$51,362

Statement of Comprehensive Income
Net income (loss)	$51,362	$84,564	$2,810	$(87,374)	$51,362
Total other comprehensive income, net of tax	—	—	259	—	259
Total comprehensive income (loss)	$51,362	$84,564	$3,069	$(87,374)	$51,621

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$24,222	$82,135	$(5,970)	$(63,763)	$36,624
Cash flows from investing activities:
Acquisitions	—	(13,565)	—	—	(13,565)
Capital expenditures	—	(24,531)	(1,178)	—	(25,709)
Proceeds from disposition of assets and investments	—	3,686	—	—	3,686
Investment in subsidiaries	(13,565)	—	—	13,565	—
(Increase) decrease in intercompany notes receivable	(8,155)	—	—	8,155	—
Net cash (used in) provided by investing activities	(21,720)	(34,410)	(1,178)	21,720	(35,588)
Cash flows from financing activities:
Principal payments on long-term debt	(81)	(8)	—	—	(89)
Payment on revolving credit facility	(180,000)	—	—	—	(180,000)
Proceeds received from revolving credit facility	655,000	—	—	—	655,000
Proceeds received from note offering	1,000,000	—	—	—	1,000,000
Redemption of senior subordinated notes	(519,139)	—	—	—	(519,139)
Proceeds received from senior credit facility term loans	598,500				598,500
Payments on senior credit facility term loans	(978,097)				(978,097)
Debt issuance costs	(24,042)	—	—	—	(24,042)
Intercompany loan (payments) proceeds	—	(3,436)	11,591	(8,155)	—
Distributions to non-controlling interest	—	—	(860)	—	(860)
Dividends (to) from parent	(110,755)	(63,763)	—	63,763	(110,755)
Contributions from (to) parent	29,429	13,565	—	(13,565)	29,429
Net cash provided by (used in) financing activities	470,815	(53,642)	10,731	42,043	469,947
Effect of exchange rate changes in cash and cash equivalents	—	—	(532)	—	(532)
Net increase (decrease) in cash and cash equivalents	473,317	(5,917)	3,051	—	470,451
Cash and cash equivalents at beginning of period	13,185	8,278	4,225	—	25,688
Cash and cash equivalents at end of period	$486,502	$2,361	$7,276	$—	$496,139

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

This report contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2019 Combined Form 10-K filed on February 20, 2020, as updated and supplemented in Part II, Item 1A of this Quarterly Report on Form 10-Q, and as such risk factors may be further updated or supplemented, from time to time, in our future combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2020 and 2019. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the related government-imposed restrictions and social distancing measures implemented throughout the world have reduced demand for out-of-home advertising. Beginning in late March, large public events were cancelled, and governments began imposing restrictions on non-essential activities, which in turn lead to advertisers suspending, delaying or cancelling their advertising campaigns.  The government imposed restrictions are having an adverse impact on the volume of vehicles on roadways (particularly in larger markets), pedestrians in airports and riders on public transit and numerous advertising customer segments including, but not limited to, entertainment, retail, restaurant and automotive advertisers.

As a result, demand for billboard, transit and airport advertising declined, which has had an adverse impact on our revenues and financial position. The length and severity of the reduction in demand due to the pandemic is uncertain, though we expect the adverse impact to grow during the quarter ending June 30, 2020. While we are planning for an economic rebound in the second half of 2020, the exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Our liquidity measures and expense management initiatives may be modified as we monitor the timing of economic recovery.

In response to these developments, we have implemented measures to mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

•	borrowing $535.0 million under our revolving credit facility in March 2020;
•	sharply curtailing spending on capital projects, including new digital displays;
•	suspending acquisition activity;
•	instituting a hiring freeze;
•	initiating discussions with many billboard ground lessors about amending their agreements to reduce future fixed lease expenses and amending payment terms from annual prepayment to monthly payments;
•	engaging in conversations with our transit and airport franchise partners about temporary relief from current and future annual contractual guarantees; and
•

utilizing portions of the CARES Act for deferral of employer portions of social security taxes through the end of 2020, with 50% of the deferral due December 31, 2021 and the remaining 50% due December 31, 2022.

The Company’s management and Board of Directors are continuing to evaluate our dividend plans for the remainder of 2020.  This evaluation includes ensuring the Company remains in compliance with its REIT dividend requirements for the year.

We will continue to evaluate the impact of the COVID-19 pandemic on our business and we may access the debt and/or equity capital markets for additional liquidity, if necessary.

As of March 31, 2020 we did not incur any impairment charges related to goodwill or long lived assets (including operating lease right of use assets). We also did not incur any significant credit losses for the three months ended March 31, 2020.

The majority of our corporate, front office and sales workforce is currently working from home due to government issued “stay-at-home” orders. Due to the nature of their duties, our billboard operations employees, for the most part, continue to complete their tasks, while still adhering to social distancing measures.  The impacts of working from home have been minimal on productivity. Also, while working from home has minimally impacted our processes, there have been no material impacts to our internal control environment.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.

Acquisitions and capital expenditures

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash” for more information. During the three months ended March 31, 2020, the Company completed several acquisitions for a total cash purchase price of approximately $13.6 million. See Uses of Cash – Acquisitions for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, (in thousands)
	2020	2019
Total capital expenditures:
Billboard — traditional	$6,520	$9,262
Billboard — digital	11,575	11,619
Logos	2,875	1,412
Transit	1,566	1,179
Land and buildings	1,236	488
Operating equipment	1,937	1,991
Total capital expenditures	$25,709	$25,951

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

RESULTS OF OPERATIONS

Three Months ended March 31, 2020 compared to Three Months ended March 31, 2019

Net revenues increased $22.1 million or 5.8% to $406.6 million for the three months ended March 31, 2020 from $384.5 million for the same period in 2019. This increase was attributable primarily to an increase in billboard net revenues of $19.1 million over the same period in 2019, due to growth from acquired assets over the past twelve months.

For the three months ended March 31, 2020, there was a $17.0 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2019, which represents an increase of 4.4%. See “Reconciliations” below. The $17.0 million increase in revenue is primarily due to a $13.7 million increase in billboard revenue which is largely due to an increase in digital revenue as compared to the same period in 2019.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, increased $13.4 million, or 5.7% to $250.2 million for the three months ended March 31, 2020 from $236.8 million in the same period in 2019. The $13.4 million increase over the prior year is comprised of a $12.2 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $1.2 million increase in stock-based compensation.

Depreciation and amortization expense increased $0.8 million to $62.3 million for the three months ended March 31, 2020 as compared to $61.5 million for the same period in 2019.

For the three months ended March 31, 2020, the Company recognized a gain on disposition of assets of $2.5 million primarily resulting from transactions related to billboard locations.

Due to the above factors, operating income increased by $5.8 million to $96.6 million for the three months ended March 31, 2020 as compared to $90.8 million for the same period in 2019.

The Company recognized a loss on debt extinguishment of $18.2 million during the three months ended March 31, 2020, which relates to the early repayment of our 5 3/8% Senior Notes and refinancing of our senior credit facility.

Interest expense decreased $1.0 million for the three months ended March 31, 2020 to $36.6 million as compared to $37.6 million for the three months ended March 31, 2019.

The increase in operating income, offset by the loss on debt extinguishment described above resulted in an $11.3 million decrease in net income before income taxes. The effective tax rate for the three months ended March 31, 2020 was 3.7%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended March 31, 2020 of $40.5 million, as compared to net income of $51.3 million for the same period in 2019.

Reconciliations:

Because acquisitions occurring after December 31, 2018 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2019 acquisition-adjusted net revenue, which adjusts our 2019 net revenue for the three months ended March 31, 2019 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2020.

Reconciliations of 2019 reported net revenue to 2019 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2019 acquisition-adjusted net revenue to 2020 reported net revenue for the three months ended March 31, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2020	2019
	(in thousands)
Reported net revenue	$406,569	$384,457
Acquisition net revenue	—	5,134
Adjusted totals	$406,569	$389,591

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$40,493	$51,253	$(10,760)	(21.0)%
Income tax expense	1,536	2,088	(552)
Loss on debt extinguishment	18,179	—	18,179
Interest expense (income), net	36,363	37,442	(1,079)
Gain on disposition of assets	(2,504)	(4,624)	2,120
Depreciation and amortization	62,313	61,506	807
Impact of ASC 842 adoption	—	(3,774)	3,774
Stock-based compensation expense	3,437	2,233	1,204
Adjusted EBITDA	$159,817	$146,124	$13,693	9.4%

Adjusted EBITDA for the three months ended March 31, 2020 increased 9.4% to $159.8 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) of $16.9 million, and was offset by an increase in total general and administrative and corporate expenses of $3.2 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$40,493	$51,253	$(10,760)	(21.0)%
Depreciation and amortization related to real estate	59,364	58,000	1,364
Gain from sale or disposal of real estate assets	(2,543)	(4,474)	1,931
Adjustments for unconsolidated affiliates and non-controlling interest	249	198	51
FFO	$97,563	$104,977	$(7,414)	(7.1)%
Straight line expense (income)	1,054	(236)	1,290
Impact of ASC 842 adoption	—	(3,774)	3,774
Stock-based compensation expense	3,437	2,233	1,204
Non-cash portion of tax provision	(419)	792	(1,211)
Non-real estate related depreciation and amortization	2,949	3,506	(557)
Amortization of deferred financing costs	1,378	1,332	46
Loss on extinguishment of debt	18,179	—	18,179
Capital expenditures – maintenance	(10,629)	(9,707)	(922)
Adjustments for unconsolidated affiliates and non-controlling interest	(249)	(198)	(51)
AFFO	$113,263	$98,925	$14,338	14.5%

FFO for the three months ended March 31, 2020 decreased from $105.0 million in 2019 to $97.6 million for the same period in 2020, a decrease of 7.1%.  AFFO for the three months ended March 31, 2020 increased 14.5% to $113.3 million as compared to $98.9 million for the same period in 2019. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) offset by increases in the total of general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

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

Sources of Cash

Total Liquidity. As of March 31, 2020 we had approximately $608.5 million of total liquidity, which is comprised of approximately $496.6 million in cash and cash equivalents and approximately $111.9 million of availability under the revolving portion of Lamar Media’s senior credit facility. We expect the liquidity measures taken (as discussed above) and the remaining availability under the revolving credit facility to be adequate in order for the Company to meet its operational requirements for the next twelve months as we continue to contend with the impacts of the COVID-19 pandemic. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

As of March 31, 2020 and December 31, 2019, the Company had a working capital surplus (deficit) of $245.7 million and $(362.6) million, respectively. The increase in the working capital of $608.3 million is primarily due to our March 2020 borrowings under our revolving credit facility of $535.0 million, which resulted in cash and cash equivalents on hand of $496.6 as of March 31, 2020 on our Condensed Consolidated Balance Sheet.

Cash Generated by Operations. For the three months ended March 31, 2020 and 2019 our cash provided by operating activities was $62.9 million and $60.7 million, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2020 over the same period in 2019 relates to an increase in revenues offset by an increase in operating expenses (excluding depreciation and amortization). Due to the adverse economic impact of the COVID-19 pandemic, we do not expect to generate cash flows from operations during 2020 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.

However, we do expect to have sufficient cash on hand and availability under our revolving credit facility to meet our operating cash needs for the next twelve months.

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

As of March 31, 2020 there were $175.0 million of outstanding aggregate borrowings under the Accounts Receivable Securitization Program at a borrowing rate of approximately 1.8%.

“At-the-Market” Offering Program. On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC and SunTrust Robinson Humphrey, Inc. as our sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals.  Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange.  The Company has no obligation to sell any of the Class A common stock under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement.  The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments.   During the three months ended March 31, 2020, the Company did not issue any shares under this program.

Shelf Registration Statement. On August 6, 2018, we filed an automatically effective shelf registration statement (No. 333-226614) that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  During the three months ended March 31, 2020, the Company did not issue any shares under this shelf registration, however, we may issue additional shares under the shelf registration statement in the future in connection with future acquisitions or for other general corporate purposes.

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

The senior credit facility, as established by the Fourth Amended and Restated Credit Agreement (the “senior credit facility”), consists of (i) a new $750.0 million senior secured revolving credit facility which will mature on February 6, 2025 (the “revolving credit facility”), (ii) a new $600.0 million Term B loan facility (the “Term B loans”)  which will mature on February 6, 2027, and (iii) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to a pro forma secured debt ratio calculated as described under “Restrictions under Senior Credit Facility” of 4.50 to 1.00, as well as certain other conditions including lender approval.  Lamar Media borrowed all $600.0 million in Term B loans on February 6, 2020.  The entire amount of the Term B loans will be payable at maturity. The net proceeds from the Term B loans, together with borrowing under the revolving credit facility and a portion of the proceeds of the issuance of the 3 3/4% Senior Notes due 2028 and 4% Senior Notes due 2030 (both as described below), were used to repay all outstanding amounts under the Third Amended and Restated Credit Agreement, and all revolving commitments under that facility were terminated. See Uses of Cash for more information.

As of March 31, 2020 the aggregate balance outstanding under the senior credit facility was $1.225 billion, consisting of $600.0 million in Term B loans aggregate principal balance and $625.0 million in revolving credit facility loans.  In addition, Lamar Media had approximately $111.9 million of unused capacity under the revolving credit facility included in the senior credit facility. The Company recorded a loss on debt extinguishment of approximately $5.6 million related to the refinancing its senior credit facility.

Note Offerings. On February 6, 2020, Lamar Media issued, through an institutional private placement, $1.0 billion in aggregate principal amount of new senior notes consisting of $600.0 million in aggregate principal amount of 3 3/4% Senior Notes due 2028 (the “3 3/4% Senior Notes”) and $400.0 million in aggregate principal amount of 4% Senior Notes due 2030 (the “4% Senior Notes”).  Lamar Media used the proceeds of this offering to repay its existing Term A loans, redeem in full all $510.0 million in aggregate principal amount of its outstanding 5 3/8% Senior Notes due 2024 and partially repay borrowings under its revolving credit facility. The Company recorded a loss on debt extinguishment of approximately $12.6 million, of which $9.1 million was cash related to its redemption of the 5 3/8% Senior Notes. See Uses of Cash-Note Redemption for more information.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers. As a result of COVID-19, we anticipate an adverse effect on our internally generated cash flows for the quarter ending June 30, 2020, and while we are uncertain of the severity and duration of the decline, we are anticipating an economic rebound in the second half of 2020.

Credit Facilities and Other Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to the senior credit facility, its outstanding debt securities and its Accounts Receivable Securitization Program.

Restrictions Under Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding the $535.0 million 5% Senior Subordinated Notes issued in October 2012 (the “5% Senior Subordinated Notes”), the $650.0 million 5 3/4% Senior Notes issued in January 2016 and February 2019 (the “5 3/4% Senior Notes”), the $600.0 million 3 3/4% Senior Notes issued February 2020 and the $400.0 million 4% Senior Notes issued February 2020.

The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur additional indebtedness but permit the incurrence of indebtedness (including indebtedness under the senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as the sum of (x) total consolidated debt plus (y) the aggregate liquidation preference of any preferred stock of Lamar Media’s restricted subsidiaries to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than 7.0 to 1.0. Currently, Lamar Media is not in default under the indentures of any of its outstanding notes and, therefore, would be permitted to incur additional indebtedness subject to the foregoing provision.

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

•	additional debt not to exceed $75.0 million; and

•	up to $500 million of permitted securitization financings, in the case of the indentures governing the 3 3/4% Senior Notes and the 4% Senior Notes.

Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At March 31, 2020 and currently, we were in compliance with all such tests under the senior credit facility.

Lamar Media must maintain a secured debt ratio, defined as total consolidated secured debt of Lamar Advertising, Lamar Media and its restricted subsidiaries (including capital lease obligations), minus the lesser of (x) $150.0 million and (y) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries (other than the Special Purpose Subsidiaries (as defined above under Sources of Cash – Accounts Receivable Securitization Program)) to EBITDA, as defined below, for the period of four consecutive fiscal quarters then ended, of less than or equal to 4.5 to 1.0.

Lamar Media is restricted from incurring additional indebtedness subject to exceptions, one of which is that it may incur additional indebtedness not exceeding the greater of $250.0 million or 6% of its total assets.

Lamar Media is also restricted from incurring additional unsecured senior indebtedness under certain circumstances unless, after giving effect to the incurrence of such indebtedness, it is in compliance with the secured debt ratio covenant and if, after giving effect to the incurrence of such indebtedness, Lamar Media would have a total debt ratio, defined as (a) total consolidated debt (including subordinated debt) of Lamar Advertising, Lamar Media and its restricted subsidiaries as of any date minus the lesser of (i) $150.0 million and (ii) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries (other than the Special Purpose Subsidiaries) to (b) EBITDA, as defined below, for the most recent four fiscal quarters then ended, is less than 7.0 to 1.0.

Lamar Media is also restricted from incurring additional subordinated indebtedness under certain circumstances unless, after giving effect to the incurrence of such indebtedness, it is in compliance with the secured debt ratio covenant and its total debt ratio is less than 7.0 to 1.0.

Under the senior credit facility, “EBITDA” means, for any period, operating income for Lamar Advertising, Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated (A) before (i) taxes, (ii) interest expense, (iii) depreciation, (iv) amortization, (v) any other non-cash income or charges accrued for such period, (vi) charges and expenses in connection with the senior credit facility, any actual or proposed acquisition, disposition or investment (excluding, in each case, purchases and sales of advertising space and operating assets in the ordinary course of business) and any actual or proposed offering of securities, incurrence or repayment of indebtedness (or amendment to any agreement relating to indebtedness), including any refinancing thereof, or recapitalization and (vii) any loss or gain relating to amounts paid or earned in cash prior to the stated settlement date of any swap agreement that has been reflected in operating income for such period) and (viii) any loss on sales of receivables and related assets to a Securitization Entity in connection with a Permitted Securitization Financing) and (B) after giving effect to the amount of cost savings, operating expense reductions and other operating improvements or synergies projected by Lamar Media in good faith to be realized as a result of any acquisition, investment, merger, amalgamation or disposition within 18 months of any such acquisition, investment, merger, amalgamation or disposition, net of the amount of actual benefits realized during such period from such action; provided, (a) the aggregate amount for all such cost savings, operating expense reductions and other operating improvements or synergies will not exceed an amount equal to 15% of EBITDA for the applicable four quarter period and (b) any such adjustment to EBITDA may only take into account cost savings, operating expense reductions and other operating improvements or synergies that are (I) directly attributable to such acquisition, investment, merger, amalgamation or disposition, (II) expected to have a continuing impact on Lamar Media and its restricted subsidiaries and (III) factually supportable, in each case all as certified by the chief financial officer of Lamar Media) on behalf of Lamar Media, and excluding (except to the extent received or paid in cash by Lamar Advertising, Lamar Media or any of its restricted subsidiaries (other than the special purpose subsidiaries) income or loss attributable to equity in affiliates for such period), excluding any extraordinary and unusual gains or losses during such period, and excluding the proceeds of any casualty events and dispositions. For purposes hereof, the effect thereon of any adjustments required under Statement of Financial Accounting Standards No. 141R shall be excluded.  If during any period for which EBITDA is being determined, Lamar Media has consummated any acquisition or disposition, EBITDA will be determined on a pro forma basis as if such acquisition or disposition had been made or consummated on the first day of such period.

The Company believes that its current level of cash on hand, availability under the senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2020. All debt obligations are reflected on the Company’s balance sheet.

Restrictions under Accounts Receivable Securitization Program.  The agreements governing the Accounts Receivable Securitization Program contain customary representations and warranties, affirmative and negative covenants, and termination event provisions, including but not limited to those providing for the acceleration of amounts owed under the Accounts Receivable Securitization Program if, among other things, the Special Purpose Subsidiaries fail to make payments when due, Lamar Media, the Subsidiary Originators or the Special Purpose Subsidiaries become insolvent or subject to bankruptcy proceedings or certain judicial judgments, breach certain representations and warranties or covenants or default under other material indebtedness, a change of control occurs, or if Lamar Media fails to maintain the maximum secured debt ratio of 4.5 to 1.0 required under Lamar Media’s senior credit facility.

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions were approximately $25.7 million for the three months ended March 31, 2020. Due to the economic impacts of COVID-19 we have updated our anticipated 2020 total capital expenditures to be approximately $58.0 million.

Acquisitions. During the three months ended March 31, 2020, the Company completed acquisitions for an aggregate purchase price of approximately $13.6 million, which were financed using available cash on hand or borrowings under its revolving credit facility. Due to the economic impacts of COVID-19 we have suspended our acquisition activity.

Note Redemption. On February 20, 2020, the Company used a portion of the proceeds from the 3 3/4% Senior Notes and 4% Senior Notes to redeem in full all $510.0 million in aggregate principal amount of Lamar Media’s 5 3/8% Senior Notes.  The notes were redeemed at a redemption price equal to 101.792% of the aggregate principal amount of the outstanding notes, plus accrued and unpaid interest up to the redemption date.  The Company recorded a loss on debt extinguishment of approximately $12.6 million related to the note redemption.  See Sources of Cash-Note Offerings for more information.

Senior Credit facility. The Term B loans mature on February 6, 2027 and there are no required amortization payments related to the Term B loans. The Term B loans bear interest at rates based on the Adjusted LIBO Rate (“Eurodollar term loans”) or the Adjusted Base Rate (“Base Rate term loans”), at Lamar Media’s option. Eurodollar Term B loans bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 1.50%. Base Rate Term B loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50%. The revolving credit facility bears interest at rates based on the Adjusted LIBO Rate (“Eurodollar revolving loans”) or the Adjusted Base Rate (“Base Rate revolving loans”), at Lamar Media’s option. Eurodollar revolving loans bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 1.50% (or the Adjusted LIBO Rate plus 1.25% at any time the Total Debt Ratio is less than or equal to 3.25 to 1). Base Rate revolving loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50% (or the Adjusted Base Rate plus 0.25% at any time the total debt ratio is less than or equal to 3.25 to 1). The guarantees, covenants, events of default and other terms of the senior credit facility apply to the Term B loans and revolving credit facility.

Dividends. On February 27, 2020, Lamar Advertising’s Board of Directors declared a quarterly cash dividend of $1.00 per share, paid on March 31, 2020 to its stockholders of record of its Class A common stock and Class B common stock on March 16, 2020. Due to the economic impact of COVID-19, the Company’s Board of Directors is continuing to evaluate our remaining 2020 quarterly dividend distributions.

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

Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its credit agreement. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors.  There were no repurchases under the program as of March 31, 2020. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.

Off Balance Sheet Arrangements

Our off-balance sheet commitments consist of guaranteed minimum payments to local transit municipalities and airport authorities for agreements which entitle us to rent advertising space to customers, in airports and on buses, benches or shelters. These agreements no longer meet the criteria of a lease under ASC 842, Leases, adopted on January 1, 2019 and are a result of our normal course of business.

Commitments and Contingencies

As of March 31, 2020, we had outstanding debt of approximately $3.552 billion. In the future, Lamar Media has principal revolver commitment reductions under the senior credit facility. In addition, it has fixed commercial commitments. These commitments are detailed on a contractual basis as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in millions)
Long-term debt	$3,551.8	$169.6	$(10.6)	$526.4	$2,866.4
Interest obligations on long-term debt(1)	818.3	136.2	268.4	212.1	201.6
Billboard site and other operating leases	1,791.1	245.2	407.2	317.2	821.5
Total payments due	$6,161.2	$551.0	$665.0	$1,055.7	$3,889.5

(1)	Interest rates on our variable rate instruments are assuming rates at the March 2020 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in millions)
Revolving bank facility(2)	$750.0	$—	$—	$750.0	$—
Standby letters of credit(3)	$13.1	$12.6	$0.5	$—	$—

(2)	Lamar Media had $625.0 million outstanding under the revolving credit facility at March 31, 2020.
(3)	The standby letters of credit are issued under the revolving credit facility and reduce the availability of the facility by the same amount.

Critical Accounting Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The presentation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Item 7 of our 2019 Combined Form 10-K.

Accounting Standards Update

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10 and ASU No. 2019-01, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right of use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

Other recently released pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, and additional changes modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company’s adoption of this update did not have a material impact on our Consolidated Financial Statements. As of March 31, 2020, our allowance for credit losses considered the current and future impacts caused by the COVID-19 pandemic, based on available information to date. The Company will continue to actively monitor the impact of COVID-19 on expected credit losses.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2020 and 2019. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Three Months ended March 31, 2020 compared to Three Months ended March 31, 2019

Net revenues increased $22.1 million or 5.8% to $406.6 million for the three months ended March 31, 2020 from $384.5 million for the same period in 2019. This increase was attributable primarily to an increase in billboard net revenues of $19.1 million over the same period in 2019, due to growth from acquired assets over the past twelve months.

For the three months ended March 31, 2020, there was a $17.0 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2019, which represents an increase of 4.4%. See “Reconciliations” below. The $17.0 million increase in revenue is primarily due to a $13.7 million increase in billboard revenue which is largely due to an increase in digital revenue as compared to the same period in 2019.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, increased $13.4 million, or 5.7% to $250.1 million for the three months ended March 31, 2020 from $236.7 million in the same period in 2019. The $13.4 million increase over the prior year is comprised of a $12.2 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $1.2 million increase in stock-based compensation.

Depreciation and amortization expense increased $0.8 million to $62.3 million for the three months ended March 31, 2020 as compared to $61.5 million for the same period in 2019.

For the three months ended March 31, 2020, the Company recognized a gain on disposition of assets of $2.5 million primarily resulting from transactions related to billboard locations.

Due to the above factors, operating income increased by $5.8 million to $96.7 million for the three months ended March 31, 2020 as compared to $90.9 million for the same period in 2019.
The Company recognized a loss on debt extinguishment of $18.2 million during the three months ended March 31, 2020, which relates to the early repayment of our 5 3/8% Senior Notes and the refinancing of our senior credit facility.

Interest expense decreased $1.0 million for the three months ended March 31, 2020 to $36.6 million as compared to $37.6 million for the three months ended March 31, 2019.

The increase in operating income, offset by the loss on debt extinguishment described above resulted in an $11.3 million decrease in net income before income taxes. The effective tax rate for the three months ended March 31, 2020 was 3.6%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended March 31, 2020 of $40.6 million, as compared to net income of $51.4 million for the same period in 2019.

Reconciliations:

Because acquisitions occurring after December 31, 2018 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2019 acquisition-adjusted net revenue, which adjusts our 2019 net revenue for the three months ended March 31, 2019 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2020.

Reconciliations of 2019 reported net revenue to 2019 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2019 acquisition-adjusted net revenue to 2020 reported net revenue for the three months ended March 31, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2020	2019
	(in thousands)
Reported net revenue	$406,569	$384,457
Acquisition net revenue	—	5,134
Adjusted totals	$406,569	$389,591

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$40,617	$51,362	$(10,745)	(20.9)%
Income tax expense	1,536	2,088	(552)
Loss on debt extinguishment	18,179	—	18,179
Interest expense (income), net	36,363	37,442	(1,079)
Gain on disposition of assets	(2,504)	(4,624)	2,120
Depreciation and amortization	62,313	61,506	807
Impact of ASC 842 adoption	—	(3,774)	3,774
Stock-based compensation expense	3,437	2,233	1,204
Adjusted EBITDA	$159,941	$146,233	$13,708	9.4%

Adjusted EBITDA for the three months ended March 31, 2020 increased 9.4% to $159.9 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) of $16.9 million, and was offset by an increase in total general and administrative and corporate expenses of $3.2 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$40,617	$51,362	$(10,745)	(20.9)%
Depreciation and amortization related to real estate	59,364	58,000	1,364
Gain from sale or disposal of real estate	(2,543)	(4,474)	1,931
Adjustments for unconsolidated affiliates and non-controlling interest	249	198	51
FFO	$97,687	$105,086	$(7,399)	(7.0)%
Straight line expense (income)	1,054	(236)	1,290
Impact of ASC 842 adoption	—	(3,774)	3,774
Stock-based compensation expense	3,437	2,233	1,204
Non-cash portion of tax provision	(419)	792	(1,211)
Non-real estate related depreciation and amortization	2,949	3,506	(557)
Amortization of deferred financing costs	1,378	1,332	46
Loss on extinguishment of debt	18,179	—	18,179
Capital expenditures – maintenance	(10,629)	(9,707)	(922)
Adjustments for unconsolidated affiliates and non-controlling interest	(249)	(198)	(51)
AFFO	$113,387	$99,034	$14,353	14.5%

FFO for the three months ended March 31, 2020 decreased 7.0% to $97.7 million as compared to FFO of $105.1 million for the same period in 2019 primarily due to a loss on debt extinguishment charge of $18.2 million. AFFO for the three months ended March 31, 2020 increased 14.5% to $113.4 million as compared to $99.0 million for the same period in 2019. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and the impact of ASC 842 adoption) offset by increases in total of general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2020, and should be read in conjunction with Note 11 of the Notes to the Company’s Consolidated Financial Statements.

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

At March 31, 2020 there was approximately $1.398 billion of indebtedness outstanding under the senior credit facility and Accounts Receivable Securitization Program, or approximately 38.9% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2020 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $8.3 million, and the weighted average interest rate applicable to these borrowings during 2020 was 3.0%. Assuming that the weighted average interest rate was 200 basis points higher (that is 5.0% rather than 3.0%), then the Company’s 2020 interest expense would have increased by approximately $5.1 million for the three months ended March 31, 2020.

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

b) Changes in Internal Control Over Financial Reporting.

There have been no changes in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) of the Company and Lamar Media identified in connection with the evaluation of the Company’s and Lamar Media’s internal control performed during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s and Lamar Media’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our combined Annual Report on Form 10-K for the year ended December 31, 2019, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock. Except as stated below, there have been no material changes to our risk factors since our combined Annual Report on Form 10-K for the year ended December 31, 2019.

Pandemics or disease outbreaks, such as COVID-19, have and are expected to continue to materially affect our business, results of operations and financial condition.

Any outbreaks of contagious diseases and other adverse public health developments could have a significant adverse effect on our business, results of operations and financial condition. The recent outbreak of COVID-19 has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on non-essential activities in the United States and abroad.  These restrictions are having an adverse impact on the volume of vehicles on roadways (particularly in larger markets), pedestrians in airports and riders on public transit, which has temporarily reduced the size of the audience for our advertising in certain jurisdictions. The restrictions have also negatively affected the financial condition of numerous advertising customer segments including, but not limited to, entertainment, retail, restaurant and automotive advertisers, which have temporarily closed or limited their operations, and caused certain of our advertisers to decrease or eliminate the amount they spend on advertising with us on a temporary basis.

The Company’s business has been affected adversely due to decreased demand for its advertising in jurisdictions that have imposed such restrictions, and the extension of existing measures or implementation of new similar measures may further adversely affect its business in the future. Even if such measures are relaxed, the perceived risk of infection may continue to alter the behavior of the audience for our advertising, which may continue to negatively affect the Company’s business. Such risks are also expected to continue to affect the financial condition of certain of our advertising customers, which may have a negative effect on the Company’s business if advertising customers continue to reduce advertising expenditures generally or for outdoor advertising specifically.

In addition to the above, the general market volatility resulting from the COVID-19 pandemic has caused a decline in the Company’s stock price.

These and other potential impacts of COVID-19 (or other epidemics, pandemics or other health crises) have and are expected to continue to adversely affect the Company’s business, financial condition and results of operations. The ultimate extent of the impact of COVID-19 or any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 and address its impact, among others.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5.	OTHER INFORMATION

On March 16, 2020 the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized for Lamar Media Corp. to repurchase up to $250.0 million outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its credit agreement. The repurchase program will expire on September 30, 2021, unless extended by the Board of Directors. There were no repurchases under the program as of March 31, 2020 or through the date of this filing. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.

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

4.1

Indenture with respect to the 2028 Notes, dated as of February 6, 2020, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the Form of Note and Guarantee as Exhibit A thereto).  Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

4.2

Indenture with respect to the 2030 Notes, dated as of February 6, 2020, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the Form of Note and Guarantee as Exhibit A thereto).  Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10.1

Registration Rights Agreement with respect to the 2028 Notes, dated as of February 6, 2020, between Lamar Media, the Guarantors named therein and J.P. Morgan Securities LLC, as representative for the Initial Purchasers named therein. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10.2

Registration Rights Agreement with respect to the 2030 Notes, dated as of February 6, 2020, between Lamar Media, the Guarantors named therein and J.P. Morgan Securities LLC, as representative for the Initial Purchasers named therein.  Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

Exhibit Number	Description
10.3

Fourth Amended and Restated Credit Agreement, dated as of February 6, 2020, by and among Lamar Media Corp., the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.  Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10.4

First Amendment to the Receivables Financing Agreement, dated as of February 6, 2020, by and among Lamar Media Corp. as initial Servicer, Lamar TRS Receivables, LLC and Lamar QRS Receivables, LLC as borrowers and PNC Bank, National Association as Administrative Agent and Lender.  Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10.5

First Amendment to the Receivables Financing Agreement, dated as of February 6, 2020, by and among Lamar Media Corp. as initial Servicer, Lamar TRS Receivables, LLC and Lamar QRS Receivables, LLC as borrowers and PNC Bank, National Association as Administrative Agent and Lender.  Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10.6

First Amendment to the Purchase and Sale Agreement, dated as of February 6, 2020, by and among certain subsidiaries of Lamar Media Corp., Lamar Media Corp. as initial Servicer, and Lamar QRS Receivables, LLC as Buyer.  Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: May 7, 2020	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: May 7, 2020	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer