Form 10-Q
period 2020-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2020-08-06
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of July 31, 2020: 86,389,807

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of July 31, 2020: 14,420,085

The number of shares of Lamar Media Corp. common stock outstanding as of July 31, 2020: 100

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the actual results, performance or achievements of Lamar Advertising Company (referred to herein as the “Company” or “Lamar Advertising”) or Lamar Media Corp. (referred to herein as “Lamar Media”) to differ materially from those expressed or implied by the forward-looking statements:

•	the state of the economy and financial markets generally and their effects on the markets in which we operate and the broader demand for advertising;
•	the magnitude of the impact of the novel coronavirus (COVID-19) on our operations and on general economic conditions;
•	the levels of expenditures on advertising in general and outdoor advertising in particular;
•	risks and uncertainties relating to our significant indebtedness;
•	the demand for outdoor advertising and its continued popularity as an advertising medium;
•	our need for, and ability to obtain, additional funding for acquisitions, operations and debt refinancing;
•	increased competition within the outdoor advertising industry;
•	the regulation of the outdoor advertising industry by federal, state and local governments;
•	our ability to renew expiring contracts at favorable rates;
•	the integration of businesses and assets that we acquire and our ability to recognize cost savings and operating efficiencies as a result of these acquisitions;
•	our ability to successfully implement our digital deployment strategy;
•	the market for our Class A common stock;
•	changes in accounting principles, policies or guidelines;
•	our ability to effectively mitigate the threat of and damages caused by hurricanes and other kinds of severe weather;
•	our ability to qualify as a REIT and maintain our status as a REIT; and
•	changes in tax laws applicable to REITs or in the interpretation of those laws.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,093	$26,188
Receivables, net of allowance for doubtful accounts of $17,661 and $13,185 in 2020 and 2019, respectively	232,176	254,930
Other current assets	34,968	29,051
Total current assets	444,237	310,169
Property, plant and equipment	3,666,749	3,660,311
Less accumulated depreciation and amortization	(2,346,274)	(2,311,196)
Net property, plant and equipment	1,320,475	1,349,115
Operating lease right of use assets	1,292,917	1,320,779
Goodwill	1,912,161	1,912,274
Intangible assets	955,196	992,244
Other assets	56,595	56,574
Total assets	$5,981,581	$5,941,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$11,928	$14,974
Current maturities of long-term debt, net of deferred financing costs of $0 and $6,081 in 2020 and 2019, respectively	9,120	226,514
Current operating lease liabilities	173,835	196,841
Accrued expenses	73,071	107,225
Deferred income	125,908	127,254
Total current liabilities	393,862	672,808
Long-term debt, net of deferred financing costs of $43,115 and $18,333 in 2020 and 2019, respectively	3,146,779	2,753,604
Operating lease liabilities	1,054,140	1,068,181
Deferred income tax liabilities	4,406	5,713
Asset retirement obligation	224,945	226,137
Other liabilities	34,078	34,406
Total liabilities	4,858,210	4,760,849
Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2020 and 2019	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized; 87,004,721 and 86,596,498 shares issued at 2020 and 2019, respectively; 86,389,807 and 86,093,300 outstanding at 2020 and 2019, respectively	87	87
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2020 and 2019	14	14
Additional paid-in capital	1,955,612	1,922,222
Accumulated comprehensive (loss) income	(173)	685
Accumulated deficit	(787,751)	(708,408)
Cost of shares held in treasury, 614,914 and 503,198 shares at 2020 and 2019, respectively	(44,418)	(34,294)
Stockholders’ equity	1,123,371	1,180,306
Total liabilities and stockholders’ equity	$5,981,581	$5,941,155

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Statements of Income
Net revenues	$347,652	$448,742	$754,221	$833,199
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	134,059	146,390	283,553	286,860
General and administrative expenses (exclusive of depreciation and amortization)	67,408	78,416	149,612	157,709
Corporate expenses (exclusive of depreciation and amortization)	16,750	18,674	35,241	35,703
Depreciation and amortization	63,998	61,693	126,311	123,199
Gain on disposition of assets	(1,015)	(537)	(3,519)	(5,161)
	281,200	304,636	591,198	598,310
Operating income	66,452	144,106	163,023	234,889
Other expense (income)
Loss on extinguishment of debt	5	—	18,184	—
Interest income	(179)	(232)	(369)	(385)
Interest expense	35,437	38,322	71,990	75,917
	35,263	38,090	89,805	75,532
Income before income tax expense	31,189	106,016	73,218	159,357
Income tax (benefit) expense	(240)	(12,380)	1,296	(10,292)
Net income	31,429	118,396	71,922	169,649
Cash dividends declared and paid on preferred stock	91	91	182	182
Net income applicable to common stock	$31,338	$118,305	$71,740	$169,467
Earnings per share:
Basic earnings per share	$0.31	$1.18	$0.71	$1.70
Diluted earnings per share	$0.31	$1.18	$0.71	$1.69
Cash dividends declared per share of common stock	$0.50	$0.96	$1.50	$1.92
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	100,765,681	100,012,827	100,677,510	99,862,452
Weighted average common shares outstanding diluted	100,861,881	100,222,082	100,818,347	100,058,054
Statements of Comprehensive Income
Net income	$31,429	$118,396	$71,922	$169,649
Other comprehensive income (loss)
Foreign currency translation adjustments	740	287	(858)	546
Comprehensive income	$32,169	$118,683	$71,064	$170,195

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2019	$—	87	14	(34,294)	1,922,222	685	(708,408)	$1,180,306
Non-cash compensation	—	—	—	—	1,261	—	—	1,261
Issuance of 272,813 shares of common stock through performance stock awards	—	—	—	—	24,956	—	—	24,956
Exercise of 14,609 shares of stock options	—	—	—	—	652	—	—	652
Issuance of 58,734 shares of common stock through employee purchase plan	—	—	—	—	2,560	—	—	2,560
Purchase of 110,520 shares of treasury stock	—	—	—	(10,068)	—	—	—	(10,068)
Foreign currency translation	—	—	—	—	—	(1,598)	—	(1,598)
Net income	—	—	—	—	—	—	40,493	40,493
Dividends/distributions to common shareholders ($1.00 per common share)	—	—	—	—	—	—	(100,687)	(100,687)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2020	$—	87	14	(44,362)	1,951,651	(913)	(768,693)	$1,137,784
Non-cash compensation	—	—	—	—	1,525	—	—	1,525
Exercise of 13,642 shares of stock options	—	—	—	—	671	—	—	671
Issuance of shares 31,114 of common stock through employee purchase plan	—	—	—	—	1,765	—	—	1,765
Purchase of 1,196 shares of treasury stock				(56)				(56)
Foreign currency translation	—	—	—	—	—	740	—	740
Net income	—	—	—	—	—	—	31,429	31,429
Dividends/distributions to common shareholders ($0.50 per common share)	—	—	—	—	—	—	(50,396)	(50,396)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, June 30, 2020	$—	87	14	(44,418)	1,955,612	(173)	(787,751)	$1,123,371

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

See accompanying notes to condensed consolidated financial statements

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$71,922	$169,649
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	126,311	123,199
Stock-based compensation	6,162	7,506
Amortization included in interest expense	2,878	2,670
Gain on disposition of assets and investments	(3,519)	(5,161)
Loss on extinguishment of debt	18,184	—
Deferred tax benefit	(1,313)	(15,121)
Provision for doubtful accounts	8,331	4,657
Changes in operating assets and liabilities
Decrease (increase) in:
Receivables	13,772	(19,103)
Prepaid lease expenses	623	20,173
Other assets	(7,179)	(11,108)
(Decrease) increase in:
Trade accounts payable	(25)	1,520
Accrued expenses	(12,012)	(13,528)
Operating lease liabilities	(8,735)	(45,836)
Other liabilities	(4,723)	17,532
Net cash provided by operating activities	210,677	237,049
Cash flows from investing activities:
Acquisitions	(26,153)	(78,141)
Capital expenditures	(36,274)	(60,560)
Proceeds from disposition of assets and investments	4,750	2,100
Increase of notes receivable	—	(544)
Net cash used in investing activities	(57,677)	(137,145)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(10,124)	(8,682)
Net proceeds from issuance of common stock	5,648	15,612
Principal payments on long term debt	(182)	(14,421)
Borrowings on long term debt	8,750	—
Payments on revolving credit facility	(805,000)	(375,000)
Proceeds received from revolving credit facility	655,000	220,000
Redemption of senior subordinated notes	(519,139)	—
Proceeds received from note offering	1,400,000	255,000
Proceeds received from accounts receivable securitization program	—	9,000
Payments on accounts receivable securitization program	(175,000)	(9,000)
Proceeds received from senior credit facility term loans	598,500	—
Payments on senior credit facility term loans	(978,097)	—
Debt issuance costs	(30,112)	(4,435)
Distributions to non-controlling interest	(882)	(285)
Dividends/distributions	(151,265)	(192,136)
Net cash used in financing activities	(1,903)	(104,347)
Effect of exchange rate changes in cash and cash equivalents	(192)	203
Net increase (decrease) in cash and cash equivalents	150,905	(4,240)
Cash and cash equivalents at beginning of period	26,188	21,494
Cash and cash equivalents at end of period	$177,093	$17,254
Supplemental disclosures of cash flow information:
Cash paid for interest	$68,784	$66,968
Cash paid for foreign, state and federal income taxes	$3,175	$9,260

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

(a)	Goodwill, intangibles and long-lived assets

Due to changes in relevant events and circumstances related to COVID-19, which could have a negative impact on the Company’s goodwill, the Company updated its goodwill qualitative assessment as of June 30, 2020. The update includes assessing macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, reporting unit dispositions and acquisitions, the market capitalization of the Company and other relevant events specific to the Company.  After assessing the totality of events and circumstances, the Company determined that it is not “more likely than not” that the fair value of either of the Company’s reporting units is less than its carrying amount. Therefore, management will not perform a quantitative impairment test and concluded its goodwill is not impaired as of June 30, 2020.

Management also reviewed the recoverability of our long-lived assets including intangibles, fixed assets and operating lease right of use assets and concluded there is no impairment loss as of June 30, 2020.
(b)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period.  These estimates take into account historical and forward-looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the COVID-19 pandemic, based on available information to date.

2. Revenues

Advertising revenues:  The majority of our revenues are derived from contracts for advertising space on billboard, logo and transit displays. Our contracts commencing prior to January 1, 2019 are accounted for under ASC 840, Leases. The majority of our contracts amended or commencing on or after January 1, 2019 are accounted for under ASC 606, Revenue. The contract revenues, under ASC 840, Leases and ASC 606, Revenue, are recognized ratably over their contract life. Costs to fulfill a contract, which include our costs to install advertising copy onto billboards, are capitalized and amortized to direct advertising expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

The following table presents our disaggregated revenue by source including both revenues accounted for under ASC 840 and ASC 606 for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Billboard Advertising	$312,095	$393,798	$667,400	$729,993
Logo Advertising	21,053	21,811	42,445	41,723
Transit Advertising	14,504	33,133	44,376	61,483
Net Revenues	$347,652	$448,742	$754,221	$833,199

3. Leases

During the three months ended June 30, 2020 and 2019, we had operating lease costs of $78,331 and $77,816, respectively, and variable lease costs of $10,300 and $18,933, respectively. During the six months ended June 30, 2020 and 2019, we had operating lease costs of $158,734 and $155,166, respectively, and variable lease costs of $27,744 and $36,017, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). Also, for the three months ended June 30, 2020 and 2019, we recorded a loss of $266 and $193, respectively, in (gain) loss of disposition of assets related to the amendment and termination of lease agreements. For the six months ended June 30, 2020 and 2019, we recorded a loss of $317 and a gain of $3,911, respectively, in (gain) loss of disposition of assets related to the amendment and termination of lease agreements. Cash payments of $161,460 and $180,487 were made reducing our operating lease liabilities for the six months ended June 30, 2020 and 2019, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets (ROU assets) or lease liabilities for agreements with a term of twelve months or less. We recorded $1,249 and $1,097 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended June 30, 2020 and 2019, respectively. We recorded $2,507 and $2,226 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the six months ended June 30, 2020 and 2019, respectively.

Our operating leases have a weighted-average remaining lease term of 12.1 years. The weighted-average discount rate of our operating leases is 4.6%. Also, during the periods ended June 30, 2020 and 2019, we obtained $9,991 and $8,671, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.

The following is a summary of the maturities of our operating lease liabilities as of June 30, 2020:

2020	$114,518
2021	206,414
2022	181,916
2023	158,968
2024	141,902
Thereafter	854,924
Total undiscounted operating lease payments	1,658,642
Less: Imputed interest	(430,667)
Total operating lease liabilities	$1,227,975

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 32,000 shares of its Class A common stock during the six months ended June 30, 2020. At June 30, 2020 a total of 2,470,063 shares were available for future grant.

Stock Purchase Plan. Lamar Advertising’s 2009 Employee Stock Purchase Plan (the “2009 ESPP”), approved by our shareholders on May 28, 2009, expired by its terms on June 30, 2019.  On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”).  The 2019 ESPP became effective upon the expiration of the 2009 ESPP. The number of shares of Class A common stock available under the 2019 ESPP was automatically increased by 86,093 shares on January 1, 2020 pursuant to the automatic increase provisions of the 2019 ESPP.

The following is a summary of 2019 ESPP share activity for the six months ended June 30, 2020:

Shares
Available for future purchases, January 1, 2020	438,434
Additional shares reserved under 2019 ESPP	86,093
Purchases	(89,848)
Available for future purchases, June 30, 2020	434,679

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2020 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2021. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the six months ended June 30, 2020, the Company has recorded $3,494 as stock-based compensation expense related to performance-based awards. In addition, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors’ one year term. The Company recorded $492 in stock-based compensation expense related to these awards for the six months ended June 30, 2020.

5. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Direct advertising expenses	$60,142	$58,200	$118,839	$116,315
General and administrative expenses	1,151	1,140	2,432	2,261
Corporate expenses	2,705	2,353	5,040	4,623
	$63,998	$61,693	$126,311	$123,199

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

6. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at June 30, 2020 and December 31, 2019:

	Estimated	June 30, 2020		December 31, 2019
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$644,330	$551,309	$641,714	$539,405
Non-competition agreements	3—15	66,101	64,512	66,014	64,379
Site locations	15	2,399,355	1,550,917	2,384,520	1,509,335
Other	2—15	49,974	37,826	49,864	36,749
		$3,159,760	$2,204,564	$3,142,112	$2,149,868
Unamortizable intangible assets:
Goodwill		$2,165,697	$253,536	$2,165,810	$253,536

7. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2019	$226,137
Additions to asset retirement obligations	421
Accretion expense	2,129
Liabilities settled	(3,742)
Balance at June 30, 2020	$224,945

8. Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2020 and December 31, 2019, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $3,429,654 and $3,389,763, respectively.

As of June 30, 2020, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of June 30, 2020, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of June 30, 2020, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $2,180,134.

9. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and six months ended June 30, 2020 or 2019.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

10. Long-term Debt

Long-term debt consists of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$598,339	$12,697	$585,642
Accounts Receivable Securitization Program	—	667	(667)
5% Senior Subordinated Notes	535,000	2,786	532,214
5 3/4% Senior Notes	653,988	7,171	646,817
4 7/8% Senior Notes	400,000	5,790	394,210
4% Senior Notes	400,000	5,610	394,390
3 3/4% Senior Notes	600,000	8,394	591,606
Other notes with various rates and terms	11,687	—	11,687
	3,199,014	43,115	3,155,899
Less current maturities	(9,120)	—	(9,120)
Long-term debt, excluding current maturities	$3,189,894	$43,115	$3,146,779

	December 31, 2019
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,127,069	$9,077	$1,117,992
Accounts Receivable Securitization Program	175,000	846	174,154
5% Senior Subordinated Notes	535,000	3,237	531,763
5 3/8% Senior Notes	510,000	3,502	506,498
5 3/4% Senior Notes	654,345	7,752	646,593
Other notes with various rates and terms	3,118	—	3,118
	3,004,532	24,414	2,980,118
Less current maturities	(232,595)	(6,081)	(226,514)
Long-term debt, excluding current maturities	$2,771,937	$18,333	$2,753,604

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

The new senior credit facility, as established by the Fourth Amended and Restated Credit Agreement (the “senior credit facility”), consists of (i) a new $750,000 senior secured revolving credit facility which will mature on February 6, 2025 (the “revolving credit facility”), (ii) a new $600,000 Term B loan facility (the “Term B loans”)  which will mature on February 6, 2027, and (iii) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to a pro forma secured debt ratio of 4.50 to 1.00, as well as certain other conditions including lender approval.  Lamar Media borrowed all $600,000 in Term B loans on February 6, 2020.  The entire amount of the Term B loans will be payable at maturity. The net proceeds from the Term B loans, together with borrowing under the revolving portion of the senior credit facility and a portion of the proceeds of the issuance of the 3 3/4% Senior Notes due 2028 and 4% Senior Notes due 2030 (both as described below), were used to repay all outstanding amounts under the Third Amended and Restated Credit Agreement, and all revolving commitments under that facility were terminated. As a result of refinancing our credit facility the Company incurred a loss on debt extinguishment of $5,608 for the six months ended June 30, 2020.

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

As of June 30, 2020, there were no borrowings outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $12,784 in letters of credit outstanding as of June 30, 2020 resulting in $737,216 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 6, 2025.

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

Accounts Receivable Securitization Program

On December 18, 2018, Lamar Media entered into a $175,000 Receivable Financing Agreement (the “Accounts Receivable Securitization Program”) with its wholly-owned special purpose entities, Lamar QRS Receivables, LLC and Lamar TRS Receivables, LLC (the “Special Purpose Subsidiaries”) maturing on December 17, 2021.  The Accounts Receivable Securitization Program is limited to the availability of eligible accounts receivable collateralizing the borrowings under the agreements governing the Accounts Receivable Securitization Program.

Pursuant to two separate Purchase and Sale Agreements dated December 18, 2018, each of which is among Lamar Media as initial Servicer, certain of Lamar Media’s subsidiaries and a Special Purpose Subsidiary, the subsidiaries sold substantially all of their existing and future accounts receivable balances to the Special Purpose Subsidiaries. The Special Purpose Subsidiaries use the accounts receivable balances to collateralize loans pursuant to the Accounts Receivable Securitization Program. Lamar Media retains the responsibility of servicing the accounts receivable balances pledged as collateral under the Accounts Receivable Securitization Program and provides a performance guaranty.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

On June 30, 2020, Lamar Media and the Special Purpose Subsidiaries entered into the Third Amendment (the “Amendment”) to the Receivables Financing Agreement dated December 18, 2018. The Amendment increases the maximum three month average Delinquency Ratio, Dilution Ratio and Days’ Sales Outstanding to 11.00% (from 8.00%), 7.00% (from 4.00%) and 75 days (from 65 days), respectively, for each of the months of June, July and August 2020. The Amendment does not modify any other financial covenant. Additionally, the Amendment establishes a new Minimum Funding Threshold, which requires the Special Purpose Subsidiaries to maintain minimum borrowings under the Accounts Receivable Securitization Program on any day equal to the lesser of (i) 50.00% of the aggregate Commitment of all Lenders or (ii) the Borrowing Base, though the Special Purpose Subsidiaries have the right to borrow less than the Minimum Funding Threshold during certain periods prior to December 21, 2020 at their election.

As of June 30, 2020 there was no outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had $171,810 available for borrowing under the Accounts Receivable Securitization Program as of June 30, 2020. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the six months ended June 30, 2020.

The Accounts Receivable Securitization Program is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and the borrowings are presented as liabilities on our Condensed Consolidated Balance Sheets, (ii) our Condensed Consolidated Statements of Income and Comprehensive Income reflect the associated charges for bad debt expense (a component of general and administrative expenses) related to the pledged accounts receivable and interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Condensed Consolidated Statements of Cash Flows.

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

5 3/8% Senior Notes

On January 10, 2014, Lamar Media completed an institutional private placement of $510,000 aggregate principal amount of 5 3/8% Senior Notes due 2024 (the “5 3/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $502,300. The Company used the proceeds from the 4% Senior Notes and 3 3/4% Senior Notes to redeem in full all of the 5 3/8% Notes on February 20, 2020 at a redemption price of 101% of the aggregate principal amounts of the outstanding 5 3/8% Notes, plus accrued and unpaid interest up to but not including the redemption date. In conjunction with the redemption, the Company recorded a loss on debt extinguishment of $12,576, of which $9,139 was cash, for the period ended June 30, 2020.

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

4 7/8% Senior Notes

On May 13, 2020, Lamar Media completed an institutional private placement of $400,000 aggregate principal amount of 4 7/8% Senior Notes due 2029 (the “4 7/8% Notes”). The institutional private placement on May 13, 2020 resulted in net proceeds to Lamar Media of approximately $395,000.

Lamar Media may redeem up to 40% of the aggregate principal amount of the 4 7/8% Notes, at any time and from time to time, at a price equal to 104.875% of the aggregate principal amount redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before May 15, 2023, provided that following the redemption, at least 60% of the 4 7/8% Notes that were originally issued remain outstanding and any such redemption occurs within 120 days following the closing of any such public equity offering. At any time prior to January 15, 2024, Lamar Media may redeem some or all of the 4 7/8% Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after January 15, 2024, Lamar Media may redeem the 4 7/8% Notes, in whole or in part, in cash at redemption prices specified in the 4 7/8% Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 4 7/8% Notes at a price equal to 101% of the principal amount of the 4 7/8% Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Debt Repurchase Program

On March 16, 2020, the Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors.  There were no repurchases under the program as of June 30, 2020.

11. Fair Value of Financial Instruments

At June 30, 2020 and December 31, 2019, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,159,255 which does not exceed the carrying amount of $3,199,014 as of June 30, 2020. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

12. New Accounting Pronouncements

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10 and ASU No. 2019-01, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right of use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Other recently released pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, and additional changes modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 and the impact of the adoption was not material to the Company’s consolidated financial statements. As of June 30, 2020, our allowance for credit losses considered the current and future impacts caused by the COVID-19 pandemic, based on available information to date. The Company will continue to actively monitor the impact of COVID-19 on expected credit losses.

13. Dividends/Distributions

During the three months ended June 30, 2020 and 2019, the Company declared and paid cash distributions in an aggregate amount of $50,396 or $0.50 per share and $96,039 or $0.96 per share, respectively. During the six months ended June 30, 2020 and 2019, the Company declared and paid cash distributions in an aggregate amount of $151,083 or $1.50 per share and $191,954 or $1.92 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of COVID-19 on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three and six months ended June 30, 2020 and 2019, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share and $182 or $31.90 per share for each period, respectively.

14. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $11,022 and $17,057 for the six months ended June 30, 2020 and 2019, respectively. Net carrying value of long-lived assets located in foreign countries totaled $5,406 and $4,549 as of June 30, 2020 and December 31, 2019, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

15. Stockholders’ Equity

On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and SunTrust Robinson Humphrey, Inc. as its sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals. As of June 30, 2020, 842,412 shares of our Class A common stock have been sold under the Sales Agreement and accordingly $336,668 remained available to be sold under the Sales Agreement as of June 30, 2020.

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

On August 6, 2018, the Company filed an automatically effective shelf registration statement that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  During the year ended December 31, 2018, the Company issued 163,137 shares of its Class A common stock in connection with acquisitions occurring during the period. The Company filed a prospectus supplement to the shelf registration statement relating to the offer and resale of such shares of Class A common stock. There were no additional shares issued under this shelf registration during the year ended December 31, 2019 and the six months ended June 30, 2020.

On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors.  There were no repurchases under the program as of June 30, 2020.

16. Subsequent Event

On July 30, 2020, the Company announced that its wholly owned subsidiary, Lamar Media, intends to redeem $267,500 in aggregate principal amount of its outstanding 5% Notes on August 31, 2020. Following the redemption, $267,500 of the original $535,000 in aggregate principal amount of 5% Notes will remain outstanding under the indenture. The redemption will be made in accordance with the terms of the indenture governing the 5% Notes.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$176,593	$25,688
Receivables, net of allowance for doubtful accounts of $17,661 and $13,185 in 2020 and 2019, respectively	232,176	254,930
Other current assets	34,968	29,051
Total current assets	443,737	309,669
Property, plant and equipment	3,666,749	3,660,311
Less accumulated depreciation and amortization	(2,346,274)	(2,311,196)
Net property, plant and equipment	1,320,475	1,349,115
Operating lease right of use assets	1,292,917	1,320,779
Goodwill	1,902,009	1,902,123
Intangible assets	954,729	991,776
Other assets	50,980	50,959
Total assets	$5,964,847	$5,924,421
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$11,928	$14,974
Current maturities of long-term debt, net of deferred financing costs of $0 and $6,081 in 2020 and 2019, respectively	9,120	226,514
Current operating lease liabilities	173,835	196,841
Accrued expenses	66,701	101,266
Deferred income	125,908	127,254
Total current liabilities	387,492	666,849
Long-term debt, net of deferred financing costs of $43,115 and $18,333 in 2020 and 2019, respectively	3,146,779	2,753,604
Operating lease liabilities	1,054,140	1,068,181
Deferred income tax liabilities	4,406	5,713
Asset retirement obligation	224,945	226,137
Other liabilities	34,078	34,406
Total liabilities	4,851,840	4,754,890
Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2020 and 2019	—	—
Additional paid-in-capital	3,026,120	2,992,729
Accumulated comprehensive income	(173)	685
Accumulated deficit	(1,912,940)	(1,823,883)
Stockholder’s equity	1,113,007	1,169,531
Total liabilities and stockholder’s equity	$5,964,847	$5,924,421

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Statements of Income
Net revenues	$347,652	$448,742	$754,221	$833,199
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	134,059	146,390	283,553	286,860
General and administrative expenses (exclusive of depreciation and amortization)	67,408	78,416	149,612	157,709
Corporate expenses (exclusive of depreciation and amortization)	16,645	18,585	35,012	35,505
Depreciation and amortization	63,998	61,693	126,311	123,199
Gain on disposition of assets	(1,015)	(537)	(3,519)	(5,161)
	281,095	304,547	590,969	598,112
Operating income	66,557	144,195	163,252	235,087
Other expense (income)
Loss on extinguishment of debt	5	—	18,184	—
Interest income	(179)	(232)	(369)	(385)
Interest expense	35,437	38,322	71,990	75,917
	35,263	38,090	89,805	75,532
Income before income tax expense	31,294	106,105	73,447	159,555
Income tax (benefit) expense	(240)	(12,380)	1,296	(10,292)
Net income	$31,534	$118,485	$72,151	$169,847
Statements of Comprehensive Income
Net income	$31,534	$118,485	$72,151	$169,847
Other comprehensive income (loss)
Foreign currency translation adjustments	740	287	(858)	546
Comprehensive income	$32,274	$118,772	$71,293	$170,393

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2019	$—	2,992,729	685	(1,823,883)	$1,169,531
Contribution from parent	—	29,429	—	—	29,429
Foreign currency translations	—	—	(1,598)	—	(1,598)
Net income	—	—	—	40,617	40,617
Dividend to parent	—	—	—	(110,755)	(110,755)
Balance, March 31, 2020	$—	3,022,158	(913)	(1,894,021)	$1,127,224
Contribution from parent	—	3,962	—	—	3,962
Foreign currency translations	—	—	740	—	740
Net income	—	—	—	31,534	31,534
Dividend to parent	—	—	—	(50,453)	(50,453)
Balance, June 30, 2020	$—	3,026,120	(173)	(1,912,940)	$1,113,007

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2018	$—	2,922,907	12	(1,802,723)	$1,120,196
Contribution from parent	—	30,970	—	—	30,970
Foreign currency translations	—	—	259	—	259
Net income	—	—	—	51,362	51,362
Dividend to parent	—	—	—	(104,597)	(104,597)
Balance, March 31, 2019	$—	2,953,877	271	(1,855,958)	$1,098,190
Contribution from parent	—	7,165	—	—	7,165
Foreign currency translations	—	—	287	—	287
Net income	—	—	—	118,485	118,485
Dividend to parent	—	—	—	(96,039)	(96,039)
Balance, June 30, 2019	$—	2,961,042	558	(1,833,512)	$1,128,088

See accompanying notes to condensed consolidated financial statements

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$72,151	$169,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,311	123,199
Stock-based compensation	6,162	7,506
Amortization included in interest expense	2,878	2,670
Gain on disposition of assets and investments	(3,519)	(5,161)
Loss on extinguishment of debt	18,184	—
Deferred tax benefit	(1,313)	(15,121)
Provision for doubtful accounts	8,331	4,657
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	13,772	(19,103)
Prepaid lease expenses	623	20,173
Other assets	(7,179)	(11,108)
(Decrease) increase in:
Trade accounts payable	(25)	1,520
Accrued expenses	(12,012)	(13,528)
Operating lease liabilities	(8,735)	(45,836)
Other liabilities	(32,876)	(5,371)
Net cash provided by operating activities	182,753	214,344
Cash flows from investing activities:
Acquisitions	(26,153)	(78,141)
Capital expenditures	(36,274)	(60,560)
Proceeds from disposition of assets and investments	4,750	2,100
Increase of notes receivable	—	(544)
Net cash used in investing activities	(57,677)	(137,145)
Cash flows from financing activities:
Principal payments on long term debt	(182)	(14,421)
Borrowings on long term debt	8,750	—
Payment on revolving credit facility	(805,000)	(375,000)
Proceeds received from revolving credit facility	655,000	220,000
Redemption of senior subordinated notes	(519,139)	—
Proceeds received from note offering	1,400,000	255,000
Proceeds received from accounts receivable securitization program	—	9,000
Payments on accounts receivable securitization program	(175,000)	(9,000)
Proceeds received from senior credit facility term loans	598,500	—
Payments on senior credit facility term loans	(978,097)	—
Debt issuance costs	(30,112)	(4,435)
Distributions to non-controlling interest	(882)	(285)
Contributions from parent	33,391	38,135
Dividend to parent	(161,208)	(200,636)
Net cash provided by (used in) financing activities	26,021	(81,642)
Effect of exchange rate changes in cash and cash equivalents	(192)	203
Net increase (decrease) in cash and cash equivalents	150,905	(4,240)
Cash and cash equivalents at beginning of period	25,688	20,994
Cash and cash equivalents at end of period	$176,593	$16,754
Supplemental disclosures of cash flow information:
Cash paid for interest	$68,784	$66,968
Cash paid for foreign, state and federal income taxes	$3,175	$9,260

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Balance Sheet as of June 30, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$164,644	$44,905	$234,188	$—	$443,737
Net property, plant and equipment	—	1,311,329	9,146	—	1,320,475
Operating lease right of use assets	—	1,271,821	21,096	—	1,292,917
Intangibles and goodwill, net	—	2,838,868	17,870	—	2,856,738
Other assets	4,157,051	225,091	10,393	(4,341,555)	50,980
Total assets	$4,321,695	$5,692,014	$292,693	$(4,341,555)	$5,964,847
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$9,120	$—	$—	$9,120
Current operating lease liabilities	—	168,390	5,445	—	173,835
Other current liabilities	33,062	158,005	13,470	—	204,537
Total current liabilities	33,062	335,515	18,915	—	387,492
Long-term debt	3,144,240	2,539	—	—	3,146,779
Operating lease liabilities	—	1,037,680	16,460	—	1,054,140
Other noncurrent liabilities	31,386	229,469	252,027	(249,453)	263,429
Total liabilities	3,208,688	1,605,203	287,402	(249,453)	4,851,840
Stockholder’s equity	1,113,007	4,086,811	5,291	(4,092,102)	1,113,007
Total liabilities and stockholder’s equity	$4,321,695	$5,692,014	$292,693	$(4,341,555)	$5,964,847

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Balance Sheet as of December 31, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
ASSETS
Total current assets	$13,859	$53,756	$242,054	$—	$309,669
Net property, plant and equipment	—	1,340,675	8,440	—	1,349,115
Operating lease right of use assets	—	1,293,674	27,105	—	1,320,779
Intangibles and goodwill, net	—	2,875,644	18,255	—	2,893,899
Other assets	4,193,629	229,905	184,805	(4,557,380)	50,959
Total assets	$4,207,488	$5,793,654	$480,659	$(4,557,380)	$5,924,421
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$51,480	$34	$175,000	$—	$226,514
Current operating lease liabilities	—	189,071	7,770	—	196,841
Other current liabilities	26,960	196,689	19,845	—	243,494
Total current liabilities	78,440	385,794	202,615	—	666,849
Long-term debt	2,753,570	34	—	—	2,753,604
Operating lease liabilities	—	1,049,220	18,961	—	1,068,181
Other noncurrent liabilities	205,947	231,416	250,859	(421,966)	266,256
Total liabilities	3,037,957	1,666,464	472,435	(421,966)	4,754,890
Stockholder’s equity	1,169,531	4,127,190	8,224	(4,135,414)	1,169,531
Total liabilities and stockholder’s equity	$4,207,488	$5,793,654	$480,659	$(4,557,380)	$5,924,421

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended June 30, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$341,664	$6,237	$(249)	$347,652
Operating expenses
Direct advertising expenses (1)	—	128,485	5,823	(249)	134,059
General and administrative expenses (1)	—	65,222	2,186	—	67,408
Corporate expenses (1)	—	16,521	124	—	16,645
Depreciation and amortization	—	63,545	453	—	63,998
(Gain) loss on disposition of assets	—	(1,070)	55	—	(1,015)
	—	272,703	8,641	(249)	281,095
Operating income (loss)	—	68,961	(2,404)	—	66,557
Equity in (earnings) loss of subsidiaries	(66,370)	—	—	66,370	—
Loss on extinguishment of debt	5	—	—	—	5
Interest expense (income), net	34,831	(24)	451	—	35,258
Income (loss) before income tax expense	31,534	68,985	(2,855)	(66,370)	31,294
Income tax expense (benefit) (2)	—	582	(822)	—	(240)
Net income (loss)	$31,534	$68,403	$(2,033)	$(66,370)	$31,534

Statement of Comprehensive Income
Net income (loss)	$31,534	$68,403	$(2,033)	$(66,370)	$31,534
Total other comprehensive income, net of tax	—	—	740	—	740
Total comprehensive income (loss)	$31,534	$68,403	$(1,293)	$(66,370)	$32,274

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Six Months Ended June 30, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$738,295	$16,689	$(763)	$754,221
Operating expenses
Direct advertising expenses (1)	—	271,537	12,779	(763)	283,553
General and administrative expenses (1)	—	145,750	3,862	—	149,612
Corporate expenses (1)	—	34,608	404	—	35,012
Depreciation and amortization	—	125,450	861	—	126,311
(Gain) loss on disposition of assets	—	(3,574)	55	—	(3,519)
	—	573,771	17,961	(763)	590,969
Operating income (loss)	—	164,524	(1,272)	—	163,252
Equity in (earnings) loss of subsidiaries	(160,584)	—	—	160,584	—
Loss on extinguishment of debt	18,184	—	—	—	18,184
Interest expense (income), net	70,249	(59)	1,431	—	71,621
Income (loss) before income tax expense	72,151	164,583	(2,703)	(160,584)	73,447
Income tax expense (benefit) (2)	—	1,924	(628)	—	1,296
Net income (loss)	$72,151	$162,659	$(2,075)	$(160,584)	$72,151

Statement of Comprehensive Income
Net income (loss)	$72,151	$162,659	$(2,075)	$(160,584)	$72,151
Total other comprehensive loss, net of tax	—	—	(858)	—	(858)
Total comprehensive income (loss)	$72,151	$162,659	$(2,933)	$(160,584)	$71,293

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Six Months Ended June 30, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$811,655	$23,024	$(1,480)	$833,199
Operating expenses
Direct advertising expenses (1)	—	274,858	13,482	(1,480)	286,860
General and administrative expenses (1)	—	154,132	3,577	—	157,709
Corporate expenses (1)	—	34,897	608	—	35,505
Depreciation and amortization	—	121,864	1,335	—	123,199
Gain on disposition of assets	—	(1,010)	(4,151)	—	(5,161)
	—	584,741	14,851	(1,480)	598,112
Operating income	—	226,914	8,173	—	235,087
Equity in (earnings) loss of subsidiaries	(242,710)	—	—	242,710	—
Interest expense (income), net	72,863	(87)	2,756	—	75,532
Income (loss) before income tax expense	169,847	227,001	5,417	(242,710)	159,555
Income tax expense (2)	—	(12,612)	2,320	—	(10,292)
Net income (loss)	$169,847	$239,613	$3,097	$(242,710)	$169,847

Statement of Comprehensive Income
Net income (loss)	$169,847	$239,613	$3,097	$(242,710)	$169,847
Total other comprehensive income, net of tax	—	—	546	—	546
Total comprehensive income (loss)	$169,847	$239,613	$3,643	$(242,710)	$170,393

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$165,269	$238,800	$5,429	$(226,745)	$182,753
Cash flows from investing activities:
Acquisitions	577	(26,730)	—	—	(26,153)
Capital expenditures	—	(34,770)	(1,504)	—	(36,274)
Proceeds from disposition of assets and investments	—	4,750	—	—	4,750
Investment in subsidiaries	(26,730)	—	—	26,730	—
(Increase) decrease in intercompany notes receivable	(181,089)	—	—	181,089	—
Net cash (used in) provided by investing activities	(207,242)	(56,750)	(1,504)	207,819	(57,677)
Cash flows from financing activities:
Proceeds received from revolving credit facility	655,000	—	—	—	655,000
Payment on revolving credit facility	(805,000)	—	—	—	(805,000)
Principal payments on long term debt	—	(182)	—	—	(182)
Borrowings on long term debt	—	8,750	—	—	8,750
Proceeds received from note offering	1,400,000	—	—	—	1,400,000
Payment on accounts receivable securitization program	—	—	(175,000)	—	(175,000)
Redemption on senior subordinated notes	(519,139)	—	—	—	(519,139)
Proceeds received from senior credit facility term loans	598,500	—	—	—	598,500
Payments on senior credit facility term loans	(978,097)	—	—	—	(978,097)
Debt issuance costs	(30,112)	—	—	—	(30,112)
Intercompany loan proceeds	—	3,808	177,281	(181,089)	—
Distributions to non-controlling interest	—	—	(882)	—	(882)
Dividends (to) from parent	(161,208)	(226,745)	—	226,745	(161,208)
Contributions from (to) parent	33,391	26,730	—	(26,730)	33,391
Net cash provided by (used in) financing activities	193,335	(187,639)	1,399	18,926	26,021
Effect of exchange rate changes in cash and cash equivalents	—	—	(192)	—	(192)
Net increase (decrease) in cash and cash equivalents	151,362	(5,589)	5,132	—	150,905
Cash and cash equivalents at beginning of period	13,185	8,278	4,225	—	25,688
Cash and cash equivalents at end of period	$164,547	$2,689	$9,357	$—	$176,593

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$158,778	$287,842	$(2,208)	$(230,068)	$214,344
Cash flows from investing activities:
Acquisitions	—	(78,141)	—	—	(78,141)
Capital expenditures	—	(59,193)	(1,367)	—	(60,560)
Proceeds from disposition of assets and investments	—	2,100	—	—	2,100
Proceeds received from insurance claims	(78,141)	—	—	78,141	—
Investment in subsidiaries	5,161	—	—	(5,161)	—
Increase in intercompany notes receivable	(127)	(417)	—	—	(544)
Net cash (used in) provided by investing activities	(73,107)	(135,651)	(1,367)	72,980	(137,145)
Cash flows from financing activities:
Proceeds received from revolving credit facility	220,000	—	—	—	220,000
Payment on revolving credit facility	(375,000)	—	—	—	(375,000)
Principal payments on long-term debt	(14,421)	—	—	—	(14,421)
Proceeds received from note offering	255,000	—	—	—	255,000
Payment on accounts receivable securitization program	—	—	(9,000)	—	(9,000)
Proceeds received from accounts receivable securitization program	—	—	9,000	—	9,000
Debt issuance costs	(4,435)	—	—	—	(4,435)
Intercompany loan proceeds	—	(8,461)	3,300	5,161	—
Distributions to non-controlling interest	—	—	(285)	—	(285)
Dividends (to) from parent	(200,636)	(230,068)	—	230,068	(200,636)
Contributions from (to) parent	38,135	78,141	—	(78,141)	38,135
Net cash (used in) provided by financing activities	(81,357)	(160,388)	3,015	157,088	(81,642)
Effect of exchange rate changes in cash and cash equivalents	—	—	203	—	203
Net increase (decrease) in cash and cash equivalents	4,314	(8,197)	(357)	—	(4,240)
Cash and cash equivalents at beginning of period	4,029	11,655	5,310	—	20,994
Cash and cash equivalents at end of period	$8,343	$3,458	$4,953	$—	$16,754

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the six and three months ended June 30, 2020 and 2019. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the related government-imposed restrictions and social distancing measures implemented throughout the world have reduced demand for out-of-home advertising. Beginning in late March, large public events were cancelled, and governments began imposing restrictions on non-essential activities, which in turn lead to advertisers suspending, delaying or cancelling their advertising campaigns.  The government-imposed restrictions have had an adverse impact on the volume of vehicles on roadways (particularly in larger markets), pedestrians in airports and riders on public transit and numerous advertising customer segments including, but not limited to, entertainment, retail, restaurant and automotive advertisers.

As a result, demand for billboard, transit and airport advertising declined, which has had an adverse impact on our revenues and financial position. The decrease in outdoor advertising demand during the three months ended June 30, 2020 resulted in a 22.5% decrease in our consolidated net revenues as compared to the same period in 2019. As revenues declined, the Company responded through a variety of cost saving and liquidity measures as discussed below. While we cannot predict the length and severity of the reduction in demand due to the pandemic, we observed an improvement in customer activity in June and July as the government-imposed restrictions on travel were eased. However, the exact timing and pace of the recovery remain uncertain given the continued impact of the pandemic on the overall U.S. and global economy, and new or renewed government-imposed restrictions on travel may be enacted in the future. Our liquidity measures and expense management initiatives may be modified as we monitor the timing of economic recovery.

In response to the ongoing pandemic, we have implemented measures to mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

•

issuing $400.0 million in 4 7/8% Senior Notes on May 13, 2020 which, along with cash on hand, were used to pay-down all outstanding balances under our revolving credit facility. Additionally, during the quarter ended June 30, 2020 we repaid all amounts outstanding under its Accounts Receivable Securitization Program. The Company’s total liquidity was approximately $1.1 billion as of June 30, 2020;

•

reducing our consolidated operating costs (exclusive of depreciation and amortization and gain on disposition of assets) by $25.3 million or 10.4% for the three months ended June 30, 2020 over the same period in 2019 which included:

o	reductions in our transit and airport franchise costs and billboard lease costs; and
o	reducing our workforce by approximately 5% through attrition and selected layoffs;

•	sharply curtailing spending on capital projects, including new digital displays;
•	limiting acquisition activity; and
•

utilizing portions of the CARES Act for deferral of employer portions of social security taxes through the end of 2020, with 50% of the deferral due December 31, 2021 and the remaining 50% due December 31, 2022.

We will continue to evaluate the impact of the COVID-19 pandemic on our business and we may access the debt and/or equity capital markets for additional liquidity, if necessary.

The Company’s management and Board of Directors are continuing to evaluate our quarterly dividend plans for the remainder of 2020.  This evaluation includes ensuring the Company remains in compliance with its REIT dividend requirements for the year.

As of June 30, 2020 we did not incur any impairment charges related to goodwill or long-lived assets (including operating lease right of use assets). We also did not incur any significant credit losses for the three and six months ended June 30, 2020.

While some of our corporate, front office and sales workforce continues to work from home, a large majority have returned to their offices while adhering to the Center of Disease Control and Prevention and state and local governmental guidelines and recommendations. Due to the nature of their duties, our billboard operations employees, for the most part, continue to complete their tasks, while still adhering to social distancing measures.  The impacts of working from home have been minimal on productivity. Also, while working from home has minimally impacted our processes, there have been no material impacts to our internal control environment.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.

Acquisitions and capital expenditures

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash” for more information. During the six months ended June 30, 2020, the Company completed several acquisitions for a total cash purchase price of approximately $26.2 million. See Uses of Cash – Acquisitions for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2020	2019	2020	2019
Total capital expenditures:
Billboard — traditional	$1,503	$13,431	$8,023	$22,693
Billboard — digital	5,227	14,418	16,802	26,037
Logos	670	2,492	3,545	3,904
Transit	289	617	1,855	1,796
Land and buildings	1,022	1,208	2,258	1,696
Operating equipment	1,854	2,443	3,791	4,434
Total capital expenditures	$10,565	$34,609	$36,274	$60,560

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

We define adjusted EBITDA as net income before income tax expense (benefit), interest expense (income), loss (gain) on extinguishment of debt and investments, stock-based compensation, depreciation and amortization, gain or loss on disposition of assets and investments, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption.

FFO is defined as net income before gains or losses from the sale or disposal of real estate assets and investments and real estate related depreciation and amortization and including adjustments to eliminate unconsolidated affiliates and non-controlling interest.

We define AFFO as FFO before (i) straight-line revenue and expense; (ii) impact of ASC 842 adoption; (iii) capitalized contract fulfillment costs, net (iv) stock-based compensation expense; (v) non-cash portion of tax provision; (vi) non-real estate related depreciation and amortization; (vii) amortization of deferred financing costs; (viii) loss on extinguishment of debt; (ix) non-recurring infrequent or unusual losses (gains); (x) less maintenance capital expenditures; and (xi) an adjustment for unconsolidated affiliates and non-controlling interest.

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

RESULTS OF OPERATIONS

Six Months ended June 30, 2020 compared to Six Months ended June 30, 2019

Net revenues decreased $79.0 million or 9.5% to $754.2 million for the six months ended June 30, 2020 from $833.2 million for the same period in 2019. This decrease was primarily attributable to a decrease in billboard and transit net revenues of $62.6 million and $17.1 million, respectively, over the same period in 2019, which related to the ongoing pandemic. The decrease was offset slightly by an increase of $0.7 million in logo revenue.

For the six months ended June 30, 2020, there was an $89.2 million decrease in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2019, which represents a decrease of 10.6%. See “Reconciliations” below. The $89.2 million decrease in revenue is primarily due to a $73.3 million and $16.6 million decrease in billboard and transit net revenues, respectively, which are due to the effects of the ongoing pandemic. The decrease in outdoor and transit revenues were slightly off set by an increase of $0.7 million in logo revenue.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, decreased $11.9 million, or 2.5% to $468.4 million for the six months ended June 30, 2020 from $480.3 million in the same period in 2019. The $11.9 million decrease over the prior year is comprised of a $10.5 million decrease in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $1.3 million decrease in stock-based compensation.

Depreciation and amortization expense increased $3.1 million to $126.3 million for the six months ended June 30, 2020 as compared to $123.2 million for the same period in 2019.

For the six months ended June 30, 2020, the Company recognized a gain on disposition of assets of $3.5 million primarily resulting from transactions related to billboard locations.

Due to the above factors, operating income decreased by $71.9 million to $163.0 million for the six months ended June 30, 2020 as compared to $234.9 million for the same period in 2019.

The Company recognized a loss on debt extinguishment of $18.2 million during the six months ended June 30, 2020, which relates to the early repayment of our 5 3/8% Senior Notes and refinancing of our senior credit facility.

Interest expense decreased $3.9 million for the six months ended June 30, 2020 to $72.0 million as compared to $75.9 million for the six months ended June 30, 2019.

The decrease in operating income, offset by the decrease in interest expense, resulted in an $86.1 million decrease in net income before income taxes. The effective tax rate for the six months ended June 30, 2020 was 1.8%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the six months ended June 30, 2020 of $71.9 million, as compared to net income of $169.6 million for the same period in 2019.

Reconciliations:

Because acquisitions occurring after December 31, 2018 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2019 acquisition-adjusted net revenue, which adjusts our 2019 net revenue for the six months ended June 30, 2019 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2020.

Reconciliations of 2019 reported net revenue to 2019 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2019 acquisition-adjusted net revenue to 2020 reported net revenue for the six months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six months ended June 30,
	2020	2019
	(in thousands)
Reported net revenue	$754,221	$833,199
Acquisition net revenue	—	10,209
Adjusted totals	$754,221	$843,408

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$71,922	$169,649	$(97,727)	(57.6)%
Income tax expense (benefit)	1,296	(10,292)	11,588
Loss on debt extinguishment	18,184	—	18,184
Interest expense (income), net	71,621	75,532	(3,911)
Gain on disposition of assets	(3,519)	(5,161)	1,642
Depreciation and amortization	126,311	123,199	3,112
Impact of ASC 842 adoption (lease accounting standard)	—	1,930	(1,930)
Capitalized contract fulfillment costs, net	1,036	(8,304)	9,340
Stock-based compensation expense	6,162	7,506	(1,344)
Adjusted EBITDA	$293,013	$354,059	$(61,046)	(17.2)%

Adjusted EBITDA for the six months ended June 30, 2020 decreased 17.2% to $293.0 million. The decrease in adjusted EBITDA was primarily attributable to a decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, the impact of ASC 842 adoption and capitalized contract fulfillment costs, net) of $68.3 million, and was offset by a decrease in total general and administrative and corporate expenses of $7.2 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$71,922	$169,649	$(97,727)	(57.6)%
Depreciation and amortization related to real estate	120,453	116,178	4,275
Gain from sale or disposal of real estate, net of tax	(3,098)	(4,884)	1,786
Non-cash tax benefit for REIT converted assets	—	(17,031)	17,031
Adjustments for unconsolidated affiliates and non-controlling interest	389	354	35
FFO	$189,666	$264,266	$(74,600)	(28.2)%
Straight line income	1,733	(216)	1,949
Impact of ASC 842 adoption (lease accounting standard)	—	1,930	(1,930)
Capitalized contract fulfillment costs, net	1,036	(8,304)	9,340
Stock-based compensation expense	6,162	7,506	(1,344)
Non-cash portion of tax provision	(1,313)	1,910	(3,223)
Non-real estate related depreciation and amortization	5,858	7,021	(1,163)
Amortization of deferred financing costs	2,878	2,670	208
Loss on extinguishment of debt	18,184	—	18,184
Capital expenditures – maintenance	(14,492)	(23,396)	8,904
Adjustments for unconsolidated affiliates and non-controlling interest	(389)	(354)	(35)
AFFO	$209,323	$253,033	$(43,710)	(17.3)%

FFO for the six months ended June 30, 2020 decreased from $264.3 million in 2019 to $189.7 million for the same period in 2020, a decrease of 28.2%.  AFFO for the six months ended June 30, 2020 decreased 17.3% to $209.3 million as compared to $253.0 million for the same period in 2019. The decrease in AFFO was primarily attributable to the decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption) offset by decreases in the total of general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

Three Months ended June 30, 2020 compared to Three Months ended June 30, 2019

Net revenues decreased $101.1 million or 22.5% to $347.7 million for the three months ended June 30, 2020 from $448.7 million for the same period in 2019. This decrease was primarily attributable to a decrease in billboard and transit net revenues of $81.7 million and $18.6 million, respectively, over the same period in 2019, which related to the ongoing pandemic.

For the three months ended June 30, 2020, there was a $106.2 million decrease in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2019, which represents a decrease of 23.4%. See “Reconciliations” below. The $106.2 million decrease in revenue is primarily due to an $87.0 million and $18.4 million decrease in billboard and transit net revenues, respectively, and are a result of the effects due to the ongoing pandemic.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, decreased $25.3 million, or 10.4% to $218.2 million for the three months ended June 30, 2020 from $243.5 million in the same period in 2019. The $25.3 million decrease over the prior year is comprised of a $22.7 million decrease in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $2.5 million decrease in stock-based compensation.

Depreciation and amortization expense increased $2.3 million to $64.0 million for the three months ended June 30, 2020 as compared to $61.7 million for the same period in 2019.

For the three months ended June 30, 2020, the Company recognized a gain on disposition of assets of $1.0 million primarily resulting from transactions related to billboard locations.

Due to the above factors, operating income decreased by $77.7 million to $66.5 million for the three months ended June 30, 2020 as compared to $144.1 million for the same period in 2019.

Interest expense decreased $2.9 million for the three months ended June 30, 2020 to $35.4 million as compared to $38.3 million for the three months ended June 30, 2019.

The decrease in operating income, offset by the decrease in interest expense resulted in a $74.8 million decrease in net income before income taxes. The effective tax rate for the three months ended June 30, 2020 was (0.8)%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended June 30, 2020 of $31.4 million, as compared to net income of $118.4 million for the same period in 2019.

Reconciliations:

Because acquisitions occurring after December 31, 2018 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2019 acquisition-adjusted net revenue, which adjusts our 2019 net revenue for the three months ended June 30, 2019 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2020.

Reconciliations of 2019 reported net revenue to 2019 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2019 acquisition-adjusted net revenue to 2020 reported net revenue for the three months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended June 30,
	2020	2019
	(in thousands)
Reported net revenue	$347,652	$448,742
Acquisition net revenue	—	5,075
Adjusted totals	$347,652	$453,817

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$31,429	$118,396	$(86,967)	(73.5)%
Income tax benefit	(240)	(12,380)	12,140
Loss on debt extinguishment	5	—	5
Interest expense (income), net	35,258	38,090	(2,832)
Gain on disposition of assets	(1,015)	(537)	(478)
Depreciation and amortization	63,998	61,693	2,305
Impact of ASC 842 adoption (lease accounting standard)	—	1,009	(1,009)
Capitalized contract fulfillment costs, net	1,036	(3,609)	4,645
Stock-based compensation expense	2,725	5,273	(2,548)
Adjusted EBITDA	$133,196	$207,935	$(74,739)	(35.9)%

Adjusted EBITDA for the three months ended June 30, 2020 decreased 35.9% to $133.2 million. The decrease in adjusted EBITDA was primarily attributable to a decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, the impact of ASC 842 adoption and amortization of capitalized contract fulfillment costs, net) of $85.1 million, and was offset by a decrease in total general and administrative and corporate expenses of $10.4 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$31,429	$118,396	$(86,967)	(73.5)%
Depreciation and amortization related to real estate	61,089	58,178	2,911
Gain from sale or disposal of real estate, net of tax	(555)	(410)	(145)
Non-cash tax benefit for REIT converted assets	—	(17,031)	17,031
Adjustments for unconsolidated affiliates and non-controlling interest	140	156	(16)
FFO	$92,103	$159,289	$(67,186)	(42.2)%
Straight line expense	679	20	659
Impact of ASC 842 adoption (lease accounting standard)	—	1,009	(1,009)
Capitalized contract fulfillment costs, net	1,036	(3,609)	4,645
Stock-based compensation expense	2,725	5,273	(2,548)
Non-cash portion of tax provision	(894)	1,118	(2,012)
Non-real estate related depreciation and amortization	2,909	3,515	(606)
Amortization of deferred financing costs	1,500	1,338	162
Loss on extinguishment of debt	5	—	5
Capital expenditures – maintenance	(3,863)	(13,689)	9,826
Adjustments for unconsolidated affiliates and non-controlling interest	(140)	(156)	16
AFFO	$96,060	$154,108	$(58,048)	(37.7)%

FFO for the three months ended June 30, 2020 decreased from $159.3 million in 2019 to $92.1 million for the same period in 2020, a decrease of 42.2%.  AFFO for the three months ended June 30, 2020 decreased 37.7% to $96.1 million as compared to $154.1 million for the same period in 2019. The decrease in AFFO was primarily attributable to the decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption) offset by decreases in the total of general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

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

Sources of Cash

Total Liquidity. As of June 30, 2020 we had approximately $1.086 billion of total liquidity, which is comprised of approximately $177.1 million in cash and cash equivalents and approximately $737.2 million of availability under the revolving portion of Lamar Media’s senior credit facility and $171.8 million of availability under our Accounts Receivable Securitization Program. We expect the liquidity measures taken (as discussed above) and the remaining availability under the revolving credit facility and Accounts Receivable Securitization Program to be adequate in order for the Company to meet its operational requirements for the next twelve months as we continue to contend with the impacts of the COVID-19 pandemic. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

As of June 30, 2020 and December 31, 2019, the Company had a working capital surplus (deficit) of $50.4 million and $(362.6) million, respectively. The increase in the working capital of $413.0 million is primarily due to our repayment of all outstanding balances under our Accounts Receivable Securitization Program and increase in cash on hand as of June 30, 2020.

Cash Generated by Operations. For the six months ended June 30, 2020 and 2019 our cash provided by operating activities was $210.7 million and $237.0 million, respectively. The decrease in cash provided by operating activities for the six months ended June 30, 2020 over the same period in 2019 relates to a decrease in revenues offset by a decrease in operating expenses (excluding depreciation and amortization). Due to the adverse economic impact of the COVID-19 pandemic, we may not generate cash flows from operations during 2020 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. However, we do expect to have sufficient cash on hand and availability under our revolving credit facility and accounts receivable securitization program to meet our operating cash needs for the next twelve months.

Accounts Receivable Securitization Program.  On December 18, 2018, we entered into the Accounts Receivable Securitization Program. The Accounts Receivable Securitization Program provides up to $175.0 million in borrowing capacity, plus an accordion feature that would permit the borrowing capacity to be increased by up to $125.0 million. Borrowing capacity under the Accounts Receivable Securitization Program is limited to the availability of eligible accounts receivable collateralizing the borrowings under the agreements governing the Accounts Receivable Securitization Program. In connection with the Accounts Receivable Securitization Program, Lamar Media and certain of its subsidiaries (such subsidiaries, the “Subsidiary Originators”) sell and/or contribute their existing and future accounts receivable and certain related assets to one of two special purpose subsidiaries, Lamar QRS Receivables, LLC (the “QRS SPV”) and Lamar TRS Receivables, LLC (the “TRS SPV” and together with the QRS SPV the “Special Purpose Subsidiaries”), each of which is a wholly-owned subsidiary of Lamar Media. Existing and future accounts receivable relating to Lamar Media and its qualified REIT subsidiaries will be sold and/or contributed to the QRS SPV and existing and future accounts receivable relating to Lamar Media’s taxable REIT subsidiaries will be sold and/or contributed to the TRS SPV.  Each of the Special Purpose Subsidiaries has granted the lenders party to the Accounts Receivable Securitization Program a security interest in all of its assets, which consist of the accounts receivable and related assets sold or contributed to them, as described above, in order to secure the obligations of the Special Purpose Subsidiaries under the agreements governing the Accounts Receivable Securitization Program.  Pursuant to the Accounts Receivable Securitization Program, Lamar Media has agreed to service the accounts receivable on behalf of the two Special Purpose Subsidiaries for a fee. Lamar Media has also agreed to guaranty its performance in its capacity as servicer and originator, as well as the performance of the Subsidiary Originators, of their obligations under the agreements governing the Account Receivable Securitization Program. None of Lamar Media, the Subsidiary Originators or the Special Purpose Subsidiaries guarantees the collectability of the receivables under the Accounts Receivable Securitization Program. In addition, each of the Special Purpose Subsidiaries is a separate legal entity with its own separate creditors who will be entitled to access the assets of such Special Purpose Subsidiary before the assets become available to Lamar Media.  Accordingly, the assets of the Special Purpose Subsidiaries are not available to pay creditors of Lamar Media or any of its subsidiaries, although collections from receivables in excess of the amounts required to repay the lenders and the other creditors of the Special Purpose Subsidiaries may be remitted to Lamar Media.

On June 30, 2020 Lamar Media and the Special Purpose Subsidiaries entered into the Third Amendment of the Accounts Receivable Securitization Program which increased the maximum three month average Delinquency Ratio, Dilution Ratio, and Days’ Sales Outstanding to 11.00% (from 8.00%), 7.00% (from 4.00%) and 75 days (from 65 days), respectively. Additionally, the Amendment establishes a new Minimum Funding Threshold, which requires the Special Purpose Subsidiaries to maintain borrowings under the Accounts Receivable Securitization Program on any day equal to the lesser of (i) 50.00% of the aggregate Commitment of all Lenders or (ii) the Borrowing Base, though the Special Purpose Subsidiaries have the right to borrow less than the Minimum Funding Threshold during certain periods prior to December 21, 2020, at their election.

As of June 30, 2020 there were no outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had approximately $171.8 million of availability under the Accounts Receivable Securitization Program as of June 30, 2020.

“At-the-Market” Offering Program. On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC and SunTrust Robinson Humphrey, Inc. as our sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals.  Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange.  The Company has no obligation to sell any of the Class A common stock under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement.  The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments.   During the six months ended June 30, 2020, the Company did not issue any shares under this program.

Shelf Registration Statement. On August 6, 2018, we filed an automatically effective shelf registration statement (No. 333-226614) that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  During the six months ended June 30, 2020, the Company did not issue any shares under this shelf registration, however, we may issue additional shares under the shelf registration statement in the future in connection with future acquisitions or for other general corporate purposes.

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

As of June 30, 2020 the aggregate balance outstanding under the senior credit facility was $600.0 million, consisting of $600.0 million in Term B loans aggregate principal balance and no balance outstanding under our revolving credit facility loans.  Lamar Media had approximately $737.2 million of unused capacity under the revolving credit facility. The Company recorded a loss on debt extinguishment of approximately $5.6 million related to the refinancing of its senior credit facility.

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

On May 13, 2020, Lamar Media issued, through an institutional private placement, $400.0 million in aggregate principal amount of 4 7/8% Senior Notes due 2029 (the “4 7/8% Senior Notes”). The issuance of the 4 7/8% Senior Notes resulted in net proceeds to Lamar Media of approximately $395.0 million. Lamar Media used the proceeds of this offering to repay outstanding borrowings under its revolving credit facility and for general corporate purposes.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers. As a result of COVID-19, we incurred an adverse effect on our internally generated cash flows for the quarter ended June 30, 2020, and while we are uncertain of the severity and duration of the decline, we are anticipating an economic rebound in the second half of 2020 and into 2021.

Credit Facilities and Other Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to the senior credit facility, its outstanding debt securities and its Accounts Receivable Securitization Program.

Restrictions Under Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to its outstanding debt securities. Currently, Lamar Media has outstanding the $535.0 million 5% Senior Subordinated Notes issued in October 2012 (the “5% Senior Subordinated Notes”), the $650.0 million 5 3/4% Senior Notes issued in January 2016 and February 2019 (the “5 3/4% Senior Notes”), the $600.0 million 3 3/4% Senior Notes issued February 2020, the $400.0 million 4% Senior Notes issued February 2020 and the $400.0 million 4 7/8% Senior Notes issued in May 2020.

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

In addition to debt incurred under the provisions described in the preceding paragraph, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:

•

up to $1.5 billion (or up to $2.0 billion in the case of the indentures governing the 3 3/4% Senior Notes, the 4% Senior Notes and the 4 7/8% Senior Notes) of indebtedness under the senior credit facility;

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

•	additional debt not to exceed $75.0 million; and
•	up to $500.0 million of permitted securitization financings, in the case of the indentures governing the 3 3/4% Senior Notes, the 4% Senior Notes and the 4 7/8% Senior Notes.

Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At June 30, 2020 and currently, we are in compliance with all such tests under the senior credit facility.

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

The Company believes that its current level of cash on hand, availability under the senior credit facility and future cash flows from operations are sufficient to meet its operating needs for the next twelve months. All debt obligations are reflected on the Company’s balance sheet.

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

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions were approximately $36.3 million for the six months ended June 30, 2020. Due to the economic impacts of COVID-19 we have updated our anticipated 2020 total capital expenditures to be approximately $58.0 million.

Acquisitions. During the six months ended June 30, 2020, the Company completed acquisitions for an aggregate purchase price of approximately $26.2 million, which were financed using available cash on hand or borrowings under its revolving credit facility. Due to the economic impacts of COVID-19 we are limiting our acquisition activity.

Note Redemption. On July 30, 2020, the Company announced its intent to redeem $267.5 million in aggregate principal amount of its outstanding 5% Senior Subordinated Notes due 2023 (the “5% Notes”) on August 31, 2020. Following the redemption, $267.5 million of the original $535.0 million in aggregate principal amount of the 5% Notes will remain outstanding. The redemption will be funded with a combination of cash on hand and availability under our Accounts Receivable Securitization Program.

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

Dividends. On February 27, 2020, Lamar Advertising’s Board of Directors declared a quarterly cash dividend of $1.00 per share, paid on March 31, 2020 to its stockholders of record of its Class A common stock and Class B common stock on March 16, 2020. On May 28, 2020, Lamar Advertising’s Board of Directors declared a quarterly cash dividend of $0.50 per share, paid on June 30, 2020 to its stockholders of record of its Class A common stock and Class B common stock on June 22, 2020. The Company’s Board of Directors will evaluate our future dividend plans on a quarterly basis, giving consideration to our liquidity, our leverage and the anticipated operating environment. We intend to distribute at least 90% of our REIT taxable income and remain REIT qualified.

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

Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors.  There were no repurchases under the program as of June 30, 2020. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.

Off-Balance Sheet Arrangements

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

Commitments and Contingencies

As of June 30, 2020, we had outstanding debt of approximately $3.156 billion. In the future, Lamar Media has principal revolver commitment reductions under the senior credit facility. In addition, it has fixed commercial commitments. These commitments are detailed on a contractual basis as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Long-Term Debt	$3,155.9	$9.1	$—	$533.0	$2,613.8
Interest obligations on long term debt(1)	880.0	134.1	274.7	223.3	247.9
Billboard site and other operating leases	1,758.9	246.2	406.6	308.1	798.0
Total payments due	$5,794.8	$389.4	$681.3	$1,064.4	$3,659.7

(1)	Interest rates on our variable rate instruments are assuming rates at the June 2020 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Revolving Credit Facility(2)	$750.0	$—	$—	$750.0	$—
Standby Letters of Credit(3)	$12.8	$12.3	$0.5	$—	$—
(2)	Lamar Media had no amounts outstanding under the revolving credit facility as of June 30, 2020.
(3)	The standby letters of credit are issued under the revolving credit facility and reduce the availability of the facility by the same amount.

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

Accounting Standards Update

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10 and ASU No. 2019-01, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right of use model (ROU) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

Other recently released pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, and additional changes modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company’s adoption of this update did not have a material impact on our Consolidated Financial Statements. As of June 30, 2020, our allowance for credit losses considered the current and future impacts caused by the COVID-19 pandemic, based on available information to date. The Company will continue to actively monitor the impact of COVID-19 on expected credit losses.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the six and three months ended June 30, 2020 and 2019. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Six Months ended June 30, 2020 compared to Six Months ended June 30, 2019

Net revenues decreased $79.0 million or 9.5% to $754.2 million for the six months ended June 30, 2020 from $833.2 million for the same period in 2019. This decrease was primarily attributable to a decrease in billboard and transit net revenues of $62.6 million and $17.1 million, respectively, over the same period in 2019, which related to the ongoing pandemic. The decrease was offset slightly by an increase of $0.7 million in logo revenue.

For the six months ended June 30, 2020, there was an $89.2 million decrease in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2019, which represents a decrease of 10.6%. See “Reconciliations” below. The $89.2 million decrease in revenue is primarily due to a $73.3 and $16.6 million decrease in billboard and transit net revenues, respectively, which are due to the effects of the ongoing pandemic. The decreases in outdoor and transit revenues were slightly offset by an increase of $0.7 million in logo revenue.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, decreased $11.9 million, or 2.5% to $468.2 million for the six months ended June 30, 2020 from $480.1 million in the same period in 2019. The $11.9 million decrease over the prior year is comprised of a $10.6 million decrease in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $1.3 million decrease in stock-based compensation.

Depreciation and amortization expense increased $3.1 million to $126.3 million for the six months ended June 30, 2020 as compared to $123.2 million for the same period in 2019.

For the six months ended June 30, 2020, Lamar Media recognized a gain on disposition of assets of $3.5 million primarily resulting from transactions related to billboard locations.

Due to the above factors, operating income decreased by $71.8 million to $163.3 million for the six months ended June 30, 2020 as compared to $235.1 million for the same period in 2019.

Lamar Media recognized a loss on debt extinguishment of $18.2 million during the six months ended June 30, 2020, which relates to the early repayment of our 5 3/8% Senior Notes and refinancing of our senior credit facility.

Interest expense decreased $3.9 million for the six months ended June 30, 2020 to $72.0 million as compared to $75.9 million for the six months ended June 30, 2019.

The decrease in operating income, offset by the decrease in interest expense resulted in an $86.1 million decrease in net income before income taxes. The effective tax rate for the six months ended June 30, 2020 was 1.8%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the six months ended June 30, 2020 of $72.2 million, as compared to net income of $169.8 million for the same period in 2019.

Reconciliations:

Because acquisitions occurring after December 31, 2018 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2019 acquisition-adjusted net revenue, which adjusts our 2019 net revenue for the six months ended June 30, 2019 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2020.

Reconciliations of 2019 reported net revenue to 2019 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2019 acquisition-adjusted net revenue to 2020 reported net revenue for the six months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six months ended June 30,
	2020	2019
	(in thousands)
Reported net revenue	$754,221	$833,199
Acquisition net revenue	—	10,209
Adjusted totals	$754,221	$843,408

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$72,151	$169,847	$(97,696)	(57.5)%
Income tax expense (benefit)	1,296	(10,292)	11,588
Loss on debt extinguishment	18,184	—	18,184
Interest expense (income), net	71,621	75,532	(3,911)
Gain on disposition of assets	(3,519)	(5,161)	1,642
Depreciation and amortization	126,311	123,199	3,112
Impact of ASC 842 adoption (lease accounting standard)	—	1,930	(1,930)
Capitalized contract fulfillment costs, net	1,036	(8,304)	9,340
Stock-based compensation expense	6,162	7,506	(1,344)
Adjusted EBITDA	$293,242	$354,257	$(61,015)	(17.2)%

Adjusted EBITDA for the six months ended June 30, 2020 decreased 17.2% to $293.2 million. The decrease in adjusted EBITDA was primarily attributable to a decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption) of $68.3 million, and was offset by a decrease in total general and administrative and corporate expenses of $7.2 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$72,151	$169,847	$(97,696)	(57.5)%
Depreciation and amortization related to real estate	120,453	116,178	4,275
Gain from sale or disposal of real estate, net of tax	(3,098)	(4,884)	1,786
Non-cash tax benefit for REIT converted assets	—	(17,031)	17,031
Adjustments for unconsolidated affiliates and non-controlling interest	389	354	35
FFO	$189,895	$264,464	$(74,569)	(28.2)%
Straight line expense (income)	1,733	(216)	1,949
Impact of ASC 842 adoption (lease accounting standard)	—	1,930	(1,930)
Capitalized contract fulfillment costs, net	1,036	(8,304)	9,340
Stock-based compensation expense	6,162	7,506	(1,344)
Non-cash portion of tax provision	(1,313)	1,910	(3,223)
Non-real estate related depreciation and amortization	5,858	7,021	(1,163)
Amortization of deferred financing costs	2,878	2,670	208
Loss on extinguishment of debt	18,184	—	18,184
Capital expenditures – maintenance	(14,492)	(23,396)	8,904
Adjustments for unconsolidated affiliates and non-controlling interest	(389)	(354)	(35)
AFFO	$209,552	$253,231	$(43,679)	(17.2)%

FFO for the six months ended June 30, 2020 decreased from $264.5 million in 2019 to $189.9 million for the same period in 2020, a decrease of 28.2%.  AFFO for the six months ended June 30, 2020 decreased 17.2% to $209.6 million as compared to $253.2 million for the same period in 2019. The decrease in AFFO was primarily attributable to the decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption) offset by decreases in the total of general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

Three Months ended June 30, 2020 compared to Three Months ended June 30, 2019

Net revenues decreased $101.1 million or 22.5% to $347.7 million for the three months ended June 30, 2020 from $448.7 million for the same period in 2019. This decrease was primarily attributable to a decrease in billboard and transit net revenues of $81.7 million and $18.6 million, respectively, over the same period in 2019, which related to the ongoing pandemic.

For the three months ended June 30, 2020, there was a $106.2 million decrease in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2019, which represents a decrease of 23.4%. See “Reconciliations” below. The $106.2 million decrease in revenue is primarily due to an $87.0 million and $18.4 million decrease in billboard and transit net revenues, respectively, and are a result of the effects due to the ongoing pandemic.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, decreased $25.3 million, or 10.4% to $218.1 million for the three months ended June 30, 2020 from $243.4 million in the same period in 2019. The $25.3 million decrease over the prior year is comprised of a $22.7 million decrease in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $2.5 million decrease in stock-based compensation.

Depreciation and amortization expense increased $2.3 million to $64.0 million for the three months ended June 30, 2020 as compared to $61.7 million for the same period in 2019.

For the three months ended June 30, 2020, Lamar Media recognized a gain on disposition of assets of $1.0 million primarily resulting from transactions related to billboard locations.

Due to the above factors, operating income decreased by $77.6 million to $66.6 million for the three months ended June 30, 2020 as compared to $144.2 million for the same period in 2019.

Interest expense decreased $2.9 million for the three months ended June 30, 2020 to $35.4 million as compared to $38.3 million for the three months ended June 30, 2019.

The decrease in operating income, offset by the decrease in interest expense resulted in a $74.8 million decrease in net income before income taxes. The effective tax rate for the three months ended June 30, 2020 was (0.8)%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended June 30, 2020 of $31.5 million, as compared to net income of $118.5 million for the same period in 2019.

Reconciliations:

Because acquisitions occurring after December 31, 2018 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2019 acquisition-adjusted net revenue, which adjusts our 2019 net revenue for the three months ended June 30, 2019 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2020.

Reconciliations of 2019 reported net revenue to 2019 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2019 acquisition-adjusted net revenue to 2020 reported net revenue for the three months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended June 30,
	2020	2019
	(in thousands)
Reported net revenue	$347,652	$448,742
Acquisition net revenue	—	5,075
Adjusted totals	$347,652	$453,817

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$31,534	$118,485	$(86,951)	(73.4)%
Income tax benefit	(240)	(12,380)	12,140
Loss on debt extinguishment	5	—	5
Interest expense (income), net	35,258	38,090	(2,832)
Gain on disposition of assets	(1,015)	(537)	(478)
Depreciation and amortization	63,998	61,693	2,305
Impact of ASC 842 adoption (lease accounting standard)	—	1,009	(1,009)
Capitalized contract fulfillment costs, net	1,036	(3,609)	4,645
Stock-based compensation expense	2,725	5,273	(2,548)
Adjusted EBITDA	$133,301	$208,024	$(74,723)	(35.9)%

Adjusted EBITDA for the three months ended June 30, 2020 decreased 35.9% to $133.3 million. The decrease in adjusted EBITDA was primarily attributable to a decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption) of $85.1 million, and was offset by an decrease in total general and administrative and corporate expenses of $10.4 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$31,534	$118,485	$(86,951)	(73.4)%
Depreciation and amortization related to real estate	61,089	58,178	2,911
Gain from sale or disposal of real estate, net of tax	(555)	(410)	(145)
Non-cash tax benefit for REIT converted assets	—	(17,031)	17,031
Adjustments for unconsolidated affiliates and non-controlling interest	140	156	(16)
FFO	$92,208	$159,378	$(67,170)	(42.1)%
Straight line expense	679	20	659
Impact of ASC 842 adoption (lease accounting standard)	—	1,009	(1,009)
Capitalized contract fulfillment costs, net	1,036	(3,609)	4,645
Stock-based compensation expense	2,725	5,273	(2,548)
Non-cash portion of tax provision	(894)	1,118	(2,012)
Non-real estate related depreciation and amortization	2,909	3,515	(606)
Amortization of deferred financing costs	1,500	1,338	162
Loss on extinguishment of debt	5	—	5
Capital expenditures – maintenance	(3,863)	(13,689)	9,826
Adjustments for unconsolidated affiliates and non-controlling interest	(140)	(156)	16
AFFO	$96,165	$154,197	$(58,032)	(37.6)%

FFO for the three months ended June 30, 2020 decreased from $159.4 million in 2019 to $92.2 million for the same period in 2020, a decrease of 42.1%.  AFFO for the three months ended June 30, 2020 decreased 37.6% to $96.2 million as compared to $154.2 million for the same period in 2019. The decrease in AFFO was primarily attributable to the decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption) offset by decreases in the total of general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2020, and should be read in conjunction with Note 10 of the Notes to the Company’s Condensed Consolidated Financial Statements.

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

At June 30, 2020 there was approximately $598.3 million of indebtedness outstanding under the senior credit facility and its Accounts Receivable Securitization Program, or approximately 18.7% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2020 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $13.9 million, and the weighted average interest rate applicable to these borrowings during 2020 was 2.6%. Assuming that the weighted average interest rate was 200 basis points higher (that is 4.6% rather than 2.6%), then the Company’s 2020 interest expense would have increased by approximately $10.4 million for the six months ended June 30, 2020.

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

Any outbreaks of contagious diseases and other adverse public health developments could have a significant adverse effect on our business, results of operations and financial condition. The recent outbreak of COVID-19 has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on non-essential activities in the United States and abroad.  Such restrictions have had an adverse impact on the volume of vehicles on roadways (particularly in larger markets), pedestrians in airports and riders on public transit, which has temporarily reduced the size of the audience for our advertising in certain jurisdictions. The restrictions have also negatively affected the financial condition of numerous advertising customer segments including, but not limited to, entertainment, retail, restaurant and automotive advertisers, which have temporarily closed or limited their operations, and caused certain of our advertisers to decrease or eliminate the amount they spend on advertising with us on a temporary basis.

The Company’s business has been affected adversely due to decreased demand for its advertising in jurisdictions that have imposed such restrictions. In the United States, state and local governments have begun to lift certain of these restrictions in many locations, however, the extension of existing measures or implementation of new similar measures may further adversely affect the Company’s business in the future. Even if such measures are further relaxed, the perceived risk of infection may continue to alter the behavior of the audience for our advertising, which may continue to negatively affect the Company’s business. Such risks are also expected to continue to affect the financial condition of certain of our advertising customers, which may have a negative effect on the Company’s business if advertising customers continue to reduce advertising expenditures generally or for outdoor advertising specifically.

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

Prospective investors should consult with their tax advisors regarding the effects of the Tax Cuts and Jobs Act and the CARES Act.

On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”). The TCJA made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes). On March 27, 2020, legislation intended to support the economy during the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law. The CARES Act made technical corrections, or temporary modifications, to certain of the provisions of the TJCA, including, without limitation, the provisions of the TCJA concerning net operating losses (“NOLs”) and interest expense deductions. Certain CARES Act related interest expense deduction changes are discussed in the following subsection. With respect to NOLs, effective for taxable years beginning on or after January 1, 2018, the TCJA limited the deduction for NOL carryforwards to 80% of taxable income (before the deduction) and eliminated NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows for indefinite NOL carryforwards. The CARES Act repealed such 80% limitation for carryforwards to taxable years beginning before January 1, 2021. The CARES Act also allows a five-year carryback for NOLs arising in 2018, 2019, or 2020. The TCJA’s NOL limitations (even as modified by the CARES Act) may result in Lamar Advertising having to make additional distributions in order to comply with REIT distribution requirements or avoid taxes on retained income and gains.

The individual and collective impact of the changes made by the TCJA and the CARES Act on REITs and their security holders are uncertain and may not become evident for some period of time. The effect of any technical corrections with respect to the TCJA and CARES Act could have an adverse effect on us, Lamar Advertising, its subsidiaries, and holders of our notes. It is also possible additional legislation could be enacted in the future as a result of the COVID-19 pandemic which may affect the holders of our securities. Investors should consult their tax advisors regarding the implications of the TCJA and the CARES Act on their investment in the notes being offered hereby.

Lamar Advertising may potentially be unable to deduct the full amount of its interest expense pursuant to the TCJA and the CARES Act.

For taxable years beginning after December 31, 2017, interest deductions for businesses with average annual gross receipts of over $25 million are capped at 30% of the business’ “adjusted taxable income” plus business interest income pursuant to the TCJA. For these purposes, for taxable years beginning after December 31, 2017 and before January 1, 2022, “adjusted taxable income” is computed without regard to deductions allowable for depreciation, amortization, or depletion. The CARES Act increased the aforementioned 30% limitation to 50% for taxable years beginning in 2019 or 2020 and permitted an entity to elect to use its 2019 adjusted taxable income to calculate the applicable limitation for its 2020 taxable year. For taxable years beginning after December 31, 2021, “adjusted taxable income” is calculated by taking deductions allowable for depreciation, amortization, or depletion into account. This limitation, however, does not apply to an “electing real property trade or business.” As a REIT, Lamar Advertising would generally constitute a real property trade or businesses, and thus would retain the ability to fully deduct interest expenses if it makes such an election. However, an entity making such an election must use a longer depreciation cost recovery period for its property. Lamar Advertising has not made such election to date and has not yet determined whether it will make such election at a later date.

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

4.1

Indenture, dated as of May 13, 2020, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the Form of Note and Guarantee as Exhibit A thereto). Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2020 and incorporated herein by reference.

10.1

Registration Rights Agreement, dated as of May 13, 2020, among Lamar Media, the Guarantors named therein and Wells Fargo Securities, LLC, as representative for the Initial Purchasers named therein. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2020 and incorporated herein by reference.

10.2

Second Amendment to the Receivables Financing Agreement, dated as of May 6, 2020, by and among Lamar Media Corp. as Servicer, Lamar TRS Receivables, LLC and Lamar QRS Receivables, LLC as borrowers and PNC Bank, National Association as Administrative Agent and Lender.  Filed herewith.

10.3

Second Amendment to the Purchase and Sale Agreement, dated as of May 6, 2020, by and among certain subsidiaries of Lamar Media Corp. as originators, Lamar Media Corp. as Servicer, and Lamar QRS Receivables, LLC as Buyer, and consented to by PNC Bank, National Association, as Administrative Agent.  Filed herewith.

10.4

Third Amendment to the Receivables Financing Agreement, dated as of June 30, 2020, among Lamar Media, as Initial Servicer, the SPEs, as Borrowers, and PNC Bank, National Association, as Administrative Agent and a Lender. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on July 6, 2020 and incorporated herein by reference.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: August 6, 2020	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: August 6, 2020	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer