Form 10-Q
period 2020-09-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2020-11-05
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of October 30, 2020: 86,427,967

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of October 30, 2020: 14,420,085

The number of shares of Lamar Media Corp. common stock outstanding as of October 30, 2020: 100

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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2019 of the Company and Lamar Media (the “2019 Combined Form 10-K”), filed on February 20, 2020, as updated and supplemented in Part II, Item 1A of our combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on August 6, 2020, and as such risk factors may be further updated or supplemented, from time to time, in our future combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,628	$26,188
Receivables, net of allowance for doubtful accounts of $16,610 and $13,185 in 2020 and 2019, respectively	225,748	254,930
Other current assets	25,407	29,051
Total current assets	319,783	310,169
Property, plant and equipment	3,633,109	3,660,311
Less accumulated depreciation and amortization	(2,338,726)	(2,311,196)
Net property, plant and equipment	1,294,383	1,349,115
Operating lease right of use assets	1,265,081	1,320,779
Goodwill	1,912,210	1,912,274
Intangible assets, net	929,683	992,244
Other assets	57,263	56,574
Total assets	$5,778,403	$5,941,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$10,818	$14,974
Current maturities of long-term debt, net of deferred financing costs of $556 and $6,081 in 2020 and 2019, respectively	131,068	226,514
Current operating lease liabilities	176,148	196,841
Accrued expenses	76,687	107,225
Deferred income	117,183	127,254
Total current liabilities	511,904	672,808
Long-term debt, net of deferred financing costs of $40,823 and $18,333 in 2020 and 2019, respectively	2,833,120	2,753,604
Operating lease liabilities	1,032,535	1,068,181
Deferred income tax liabilities	3,829	5,713
Asset retirement obligation	223,939	226,137
Other liabilities	34,023	34,406
Total liabilities	4,639,350	4,760,849
Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2020 and 2019	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized; 87,042,881 and 86,596,498 shares issued at 2020 and 2019, respectively; 86,427,967 and 86,093,300 outstanding at 2020 and 2019, respectively	87	87
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2020 and 2019	14	14
Additional paid-in capital	1,958,713	1,922,222
Accumulated comprehensive income	157	685
Accumulated deficit	(775,500)	(708,408)
Cost of shares held in treasury, 614,914 and 503,198 shares at 2020 and 2019, respectively	(44,418)	(34,294)
Stockholders’ equity	1,139,053	1,180,306
Total liabilities and stockholders’ equity	$5,778,403	$5,941,155

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Statements of Income
Net revenues	$386,110	$457,786	$1,140,331	$1,290,985
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	136,309	148,846	419,862	435,706
General and administrative expenses (exclusive of depreciation and amortization)	66,749	80,561	216,361	238,270
Corporate expenses (exclusive of depreciation and amortization)	17,266	23,185	52,507	58,888
Depreciation and amortization	61,237	63,951	187,548	187,150
Gain on disposition of assets	(1,304)	(199)	(4,823)	(5,360)
	280,257	316,344	871,455	914,654
Operating income	105,853	141,442	268,876	376,331
Other expense (income)
Loss on extinguishment of debt	7,051	—	25,235	—
Interest income	(248)	(168)	(617)	(553)
Interest expense	35,068	38,323	107,058	114,240
	41,871	38,155	131,676	113,687
Income before income tax expense	63,982	103,287	137,200	262,644
Income tax expense (benefit)	1,224	3,578	2,520	(6,714)
Net income	62,758	99,709	134,680	269,358
Cash dividends declared and paid on preferred stock	91	91	273	273
Net income applicable to common stock	$62,667	$99,618	$134,407	$269,085
Earnings per share:
Basic earnings per share	$0.62	$0.99	$1.33	$2.69
Diluted earnings per share	$0.62	$0.99	$1.33	$2.69
Cash dividends declared per share of common stock	$0.50	$0.96	$2.00	$2.88
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	100,812,570	100,329,262	100,722,859	100,019,765
Weighted average common shares outstanding diluted	100,924,981	100,522,177	100,860,870	100,210,143
Statements of Comprehensive Income
Net income	$62,758	$99,709	$134,680	$269,358
Other comprehensive income (loss)
Foreign currency translation adjustments	330	(174)	(528)	372
Comprehensive income	$63,088	$99,535	$134,152	$269,730

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2019	$—	87	14	(34,294)	1,922,222	685	(708,408)	$1,180,306
Non-cash compensation	—	—	—	—	1,261	—	—	1,261
Issuance of 272,813 shares of common stock through performance stock awards	—	—	—	—	24,956	—	—	24,956
Exercise of 14,609 shares of stock options	—	—	—	—	652	—	—	652
Issuance of 58,734 shares of common stock through employee purchase plan	—	—	—	—	2,560	—	—	2,560
Purchase of 110,520 shares of treasury stock	—	—	—	(10,068)	—	—	—	(10,068)
Foreign currency translation	—	—	—	—	—	(1,598)	—	(1,598)
Net income	—	—	—	—	—	—	40,493	40,493
Dividends/distributions to common shareholders ($1.00 per common share)	—	—	—	—	—	—	(100,687)	(100,687)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2020	$—	87	14	(44,362)	1,951,651	(913)	(768,693)	$1,137,784
Non-cash compensation	—	—	—	—	1,525	—	—	1,525
Exercise of 13,642 shares of stock options	—	—	—	—	671	—	—	671
Issuance of shares 31,114 of common stock through employee purchase plan	—	—	—	—	1,765	—	—	1,765
Purchase of 1,196 shares of treasury stock				(56)				(56)
Foreign currency translation	—	—	—	—	—	740	—	740
Net income	—	—	—	—	—	—	31,429	31,429
Dividends/distributions to common shareholders ($0.50 per common share)	—	—	—	—	—	—	(50,396)	(50,396)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, June 30, 2020	$—	87	14	(44,418)	1,955,612	(173)	(787,751)	$1,123,371
Non-cash compensation	—	—	—	—	1,011	—	—	1,011
Exercise of 6,455 shares of stock options	—	—	—	—	307	—	—	307
Issuance of shares 31,705 of common stock through employee purchase plan	—	—	—	—	1,783	—	—	1,783
Foreign currency translation	—	—	—	—	—	330	—	330
Net income	—	—	—	—	—	—	62,758	62,758
Dividends/distributions to common shareholders ($0.50 per common share)	—	—	—	—	—	—	(50,416)	(50,416)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, September 30, 2020	$—	87	14	(44,418)	1,958,713	157	(775,500)	$1,139,053

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

See accompanying notes to condensed consolidated financial statements

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$134,680	$269,358
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	187,548	187,150
Stock-based compensation	11,046	18,078
Amortization included in interest expense	4,467	4,012
Gain on disposition of assets	(4,823)	(5,360)
Loss on extinguishment of debt	25,235	—
Deferred tax benefit	(1,870)	(14,459)
Provision for doubtful accounts	9,442	7,607
Changes in operating assets and liabilities
Decrease (increase) in:
Receivables	19,253	(35,739)
Prepaid lease expenses	1,002	21,201
Other assets	2,110	(7,688)
(Decrease) increase in:
Trade accounts payable	(186)	2,829
Accrued expenses	(11,597)	(18,015)
Operating lease liabilities	625	(41,215)
Other liabilities	(15,475)	20,211
Net cash provided by operating activities	361,457	407,970
Cash flows from investing activities:
Acquisitions	(28,747)	(214,559)
Capital expenditures	(44,633)	(97,680)
Proceeds received from property insurance claims	—	210
Proceeds from disposition of assets and investments	5,699	2,658
Increase in notes receivable	—	(448)
Net cash used in investing activities	(67,681)	(309,819)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(10,124)	(8,682)
Net proceeds from issuance of common stock	7,740	40,136
Principal payments on long term debt	(273)	(24,446)
Borrowings on long term debt	8,750	—
Payments on revolving credit facility	(805,000)	(495,000)
Proceeds received from revolving credit facility	725,000	430,000
Redemption of senior notes and senior subordinated notes	(1,058,596)	—
Proceeds received from note offerings	1,549,250	255,000
Proceeds received from accounts receivable securitization program	122,500	9,000
Payments on accounts receivable securitization program	(175,000)	(9,000)
Proceeds received from senior credit facility term loans	598,500	—
Payments on senior credit facility term loans	(978,097)	—
Debt issuance costs	(32,667)	(4,454)
Distributions to non-controlling interest	(1,475)	(439)
Dividends/distributions	(201,772)	(288,617)
Net cash used in financing activities	(251,264)	(96,502)
Effect of exchange rate changes in cash and cash equivalents	(72)	144
Net increase in cash and cash equivalents	42,440	1,793
Cash and cash equivalents at beginning of period	26,188	21,494
Cash and cash equivalents at end of period	$68,628	$23,287
Supplemental disclosures of cash flow information:
Cash paid for interest	$115,999	$113,580
Cash paid for foreign, state and federal income taxes	$3,558	$12,532

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

(a)	Goodwill, intangibles and long-lived assets

Due to changes in relevant events and circumstances related to COVID-19, which could have a negative impact on the Company’s goodwill, the Company updated its goodwill qualitative assessment as of September 30, 2020. The update includes assessing macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, reporting unit dispositions and acquisitions, the market capitalization of the Company and other relevant events specific to the Company.  After assessing the totality of events and circumstances, the Company determined that it is not “more likely than not” that the fair value of either of the Company’s reporting units is less than its carrying amount. Therefore, management will not perform a quantitative impairment test and concluded its goodwill is not impaired as of September 30, 2020.

Management also reviewed the recoverability of our long-lived assets including intangibles, fixed assets and operating lease right of use assets and concluded there were no indicators of impairment as of September 30, 2020.
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

The following table presents our disaggregated revenue by source including both revenues accounted for under ASC 840 and ASC 606 for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Billboard Advertising	$348,361	$404,046	$1,015,761	$1,134,039
Logo Advertising	19,790	21,056	62,235	62,779
Transit Advertising	17,959	32,684	62,335	94,167
Net Revenues	$386,110	$457,786	$1,140,331	$1,290,985

3. Leases

During the three months ended September 30, 2020 and 2019, we had operating lease costs of $76,739 and $78,261, respectively, and variable lease costs of $13,494 and $19,030, respectively. During the nine months ended September 30, 2020 and 2019, we had operating lease costs of $235,473 and $233,427, respectively, and variable lease costs of $41,238 and $55,047, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). Also, for the three months ended September 30, 2020 and 2019, we recorded a gain of $76 and a loss $36, respectively, in (gain) loss of disposition of assets related to the amendment and termination of lease agreements. For the nine months ended September 30, 2020 and 2019, we recorded a loss of $241 and a gain of $3,875, respectively, in (gain) loss of disposition of assets related to the amendment and termination of lease agreements. Cash payments of $234,400 and $262,327 were made reducing our operating lease liabilities for the nine months ended September 30, 2020 and 2019, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets (ROU assets) or lease liabilities for agreements with a term of twelve months or less. We recorded $1,172 and $1,131 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended September 30, 2020 and 2019, respectively. We recorded $3,679 and $3,357 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the nine months ended September 30, 2020 and 2019, respectively.

Our operating leases have a weighted-average remaining lease term of 12.0 years. The weighted-average discount rate of our operating leases is 4.5%. Also, during the periods ended September 30, 2020 and 2019, we obtained $25,250 and $31,620, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

The following is a summary of the maturities of our operating lease liabilities as of September 30, 2020:

2020	$57,705
2021	209,158
2022	180,743
2023	160,872
2024	144,349
Thereafter	867,268
Total undiscounted operating lease payments	1,620,095
Less: Imputed interest	(411,412)
Total operating lease liabilities	$1,208,683

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 59,000 shares of its Class A common stock during the nine months ended September 30, 2020. At September 30, 2020 a total of 2,443,063 shares were available for future grant.

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

The following is a summary of 2019 ESPP share activity for the nine months ended September 30, 2020:

Shares
Available for future purchases, January 1, 2020	438,434
Additional shares reserved under 2019 ESPP	86,093
Purchases	(121,553)
Available for future purchases, September 30, 2020	402,974

Performance-based stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2020 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2021. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the nine months ended September 30, 2020, the Company has recorded $7,219 as stock-based compensation expense related to performance-based awards. In addition, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors’ one year term. The Company recorded $640 in stock-based compensation expense related to these awards for the nine months ended September 30, 2020.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

5. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Direct advertising expenses	$57,556	$59,556	$176,395	$175,871
General and administrative expenses	1,126	942	3,558	3,203
Corporate expenses	2,555	3,453	7,595	8,076
	$61,237	$63,951	$187,548	$187,150

6. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at September 30, 2020 and December 31, 2019:

	Estimated	September 30, 2020		December 31, 2019
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$644,684	$557,239	$641,714	$539,405
Non-competition agreements	3—15	66,102	64,579	66,014	64,379
Site locations	15	2,401,175	1,572,008	2,384,520	1,509,335
Other	2—15	49,980	38,432	49,864	36,749
		$3,161,941	$2,232,258	$3,142,112	$2,149,868
Unamortizable intangible assets:
Goodwill		$2,165,746	$253,536	$2,165,810	$253,536

7. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2019	$226,137
Additions to asset retirement obligations	477
Accretion expense	3,091
Liabilities settled	(5,766)
Balance at September 30, 2020	$223,939

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

8. Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of September 30, 2020 and December 31, 2019, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $3,505,265 and $3,389,763, respectively.

As of September 30, 2020, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of September 30, 2020, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of September 30, 2020, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $2,255,744.

9. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and nine months ended September 30, 2020 or 2019.

10. Long-term Debt

Long-term debt consists of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$668,402	$12,134	$656,268
Accounts Receivable Securitization Program	122,500	556	121,944
3 3/4% Senior Notes	600,000	8,236	591,764
4% Senior Notes	549,260	7,855	541,405
4 7/8% Senior Notes	400,000	5,725	394,275
5 3/4% Senior Notes	653,810	6,873	646,937
Other notes with various rates and terms	11,595	—	11,595
	3,005,567	41,379	2,964,188
Less current maturities	(131,624)	(556)	(131,068)
Long-term debt, excluding current maturities	$2,873,943	$40,823	$2,833,120

	December 31, 2019
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,127,069	$9,077	$1,117,992
Accounts Receivable Securitization Program	175,000	846	174,154
5% Senior Subordinated Notes	535,000	3,237	531,763
5 3/8% Senior Notes	510,000	3,502	506,498
5 3/4% Senior Notes	654,345	7,752	646,593
Other notes with various rates and terms	3,118	—	3,118
	3,004,532	24,414	2,980,118
Less current maturities	(232,595)	(6,081)	(226,514)
Long-term debt, excluding current maturities	$2,771,937	$18,333	$2,753,604

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

The new senior credit facility, as established by the Fourth Amended and Restated Credit Agreement (the “senior credit facility”), consists of (i) a new $750,000 senior secured revolving credit facility which will mature on February 6, 2025 (the “revolving credit facility”), (ii) a new $600,000 Term B loan facility (the “Term B loans”)  which will mature on February 6, 2027, and (iii) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to a pro forma secured debt ratio of 4.50 to 1.00, as well as certain other conditions including lender approval.  Lamar Media borrowed all $600,000 in Term B loans on February 6, 2020.  The entire amount of the Term B loans will be payable at maturity. The net proceeds from the Term B loans, together with borrowing under the revolving portion of the senior credit facility and a portion of the proceeds of the issuance of the 3 3/4% Senior Notes due 2028 and 4% Senior Notes due 2030 (both as described below), were used to repay all outstanding amounts under the Third Amended and Restated Credit Agreement, and all revolving commitments under that facility were terminated. As a result of refinancing our credit facility the Company incurred a loss on debt extinguishment of $5,608 for the nine months ended September 30, 2020.

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

As of September 30, 2020, there were $70,000 in outstanding borrowings under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $13,084 in letters of credit outstanding as of September 30, 2020 resulting in $666,916 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 6, 2025.

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

As of September 30, 2020 there was $122,500 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had an additional $35,300 available for borrowing under the Accounts Receivable Securitization Program as of September 30, 2020. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the nine months ended September 30, 2020.

On October 23, 2020, Lamar Media and the Special Purpose Subsidiaries entered into the Fourth Amendment (the “Subsequent Amendment”) to the Receivables Financing Agreement dated December 18, 2018.  The Subsequent Amendment increases the maximum three month average Delinquency Ratio generally to 13.00% (and up to 16.00% for up to two additional periods upon written notice from Lamar Media), and increases the maximum three month average Dilution Ratio to 5.00% for the remaining term of the Accounts Receivable Securitization Program. Additionally, the Subsequent Amendment increases the Minimum Funding Threshold which, as amended, requires the Special Purpose Subsidiaries to maintain minimum borrowings under the Accounts Receivable Securitization Program on any day equal to the lesser of (i) 70.00% of the aggregate Commitment of all Lenders or (ii) the Borrowing Base, though the Special Purpose Subsidiaries have the right to borrow less than the Minimum Funding Threshold during certain periods prior to December 21, 2020 at their election.

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

On August 31, 2020, Lamar Media redeemed $267,500 in aggregate principal amount of the outstanding 5% Notes at a redemption price of 100.833%, plus accrued and unpaid interest up to but not including the redemption date. On September 16, 2020 Lamar Media redeemed the remaining aggregate principal amount of $267,500 of the outstanding 5% Notes at a redemption price of 100.833%, plus accrued and unpaid interest up to but not including the redemption date. These redemptions were funded using cash on hand, borrowings under our revolving credit facility and the Accounts Receivable Securitization Program and proceeds from the additional 4% Senior Notes issued on August 19, 2020. These redemptions combined resulted in a loss on debt extinguishment of $7,051, of which $4,456 was cash, for the period ended September 30, 2020.

5 3/8% Senior Notes

On January 10, 2014, Lamar Media completed an institutional private placement of $510,000 aggregate principal amount of 5 3/8% Senior Notes due 2024 (the “5 3/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $502,300. Lamar Media used the proceeds from the 4% Senior Notes and 3 3/4% Senior Notes to redeem in full all of the 5 3/8% Notes on February 20, 2020 at a redemption price of 101.792% of the aggregate principal amounts of the outstanding 5 3/8% Notes, plus accrued and unpaid interest up to but not including the redemption date. In conjunction with the redemption, the Company recorded a loss on debt extinguishment of $12,576, of which $9,139 was cash, for the period ended September 30, 2020.

5 3/4% Senior Notes

On January 28, 2016, Lamar Media completed an institutional private placement of $400,000 aggregate principal amount of 5 3/4% Senior Notes due 2026 (the “5 3/4% Notes”). The institutional private placement on January 28, 2016 resulted in net proceeds to Lamar Media of approximately $394,500.

On February 1, 2019, Lamar Media completed an institutional private placement of an additional $250,000 aggregate principal amount under its 5 3/4% Notes (the “New 2026 Notes”). Other than with respect to the date of issuance, issue price and CUSIP number, the New 2026 Notes have the same terms as the 5 3/4% Notes. The net proceeds after underwriting fees and expenses, was approximately $251,500 and were used to repay a portion of the borrowings outstanding under the revolving credit facility.

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

On August 19, 2020, Lamar Media completed an institutional private placement of an additional $150,000 aggregate principal amount of its 4% Notes (the “New 2030 Notes”). Other than with respect to the date of issuance and issue price, the New 2030 Notes have the same terms as the 4% Notes. The institutional private placement on August 19, 2020 resulted in net proceeds to Lamar Media of approximately $146,900.

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

Debt Repurchase Program

On March 16, 2020, the Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors.  There were no repurchases under the program as of September 30, 2020.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

11. Fair Value of Financial Instruments

At September 30, 2020 and December 31, 2019, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,023,177 which exceeds the carrying amount of $3,005,567 as of September 30, 2020. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

12. New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, and additional changes modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 and the impact of the adoption was not material to the Company’s consolidated financial statements. As of September 30, 2020, our allowance for credit losses considered the current and future impacts caused by the COVID-19 pandemic, based on available information to date. The Company will continue to actively monitor the impact of COVID-19 on expected credit losses.

13. Dividends/Distributions

During the three months ended September 30, 2020 and 2019, the Company declared and paid cash distributions in an aggregate amount of $50,416 or $0.50 per share and $96,390 or $0.96 per share, respectively. During the nine months ended September 30, 2020 and 2019, the Company declared and paid cash distributions in an aggregate amount of $201,499 or $2.00 per share and $288,344 or $2.88 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of COVID-19 on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three and nine months ended September 30, 2020 and 2019, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share and $273 or $47.85 per share for each period, respectively.

14. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $16,295 and $25,635 for the nine months ended September 30, 2020 and 2019, respectively. Net carrying value of long-lived assets located in foreign countries totaled $5,930 and $4,549 as of September 30, 2020 and December 31, 2019, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

15. Stockholders’ Equity

On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and SunTrust Robinson Humphrey, Inc. as its sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals. As of September 30, 2020, 842,412 shares of our Class A common stock have been sold under the Sales Agreement and accordingly $336,668 remained available to be sold under the Sales Agreement as of September 30, 2020.

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

On August 6, 2018, the Company filed an automatically effective shelf registration statement that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  During the year ended December 31, 2018, the Company issued 163,137 shares of its Class A common stock in connection with acquisitions occurring during the period. The Company filed a prospectus supplement to the shelf registration statement relating to the offer and resale of such shares of Class A common stock. There were no additional shares issued under this shelf registration during the year ended December 31, 2019 and the nine months ended September 30, 2020.

On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors.  There were no repurchases under the program as of September 30, 2020.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,128	$25,688
Receivables, net of allowance for doubtful accounts of $16,610 and $13,185 in 2020 and 2019, respectively	225,748	254,930
Other current assets	25,407	29,051
Total current assets	319,283	309,669
Property, plant and equipment	3,633,109	3,660,311
Less accumulated depreciation and amortization	(2,338,726)	(2,311,196)
Net property, plant and equipment	1,294,383	1,349,115
Operating lease right of use assets	1,265,081	1,320,779
Goodwill	1,902,059	1,902,123
Intangible assets, net	929,215	991,776
Other assets	51,647	50,959
Total assets	$5,761,668	$5,924,421
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$10,818	$14,974
Current maturities of long-term debt, net of deferred financing costs of $556 and $6,081 in 2020 and 2019, respectively	131,068	226,514
Current operating lease liabilities	176,148	196,841
Accrued expenses	70,088	101,266
Deferred income	117,183	127,254
Total current liabilities	505,305	666,849
Long-term debt, net of deferred financing costs of $40,823 and $18,333 in 2020 and 2019, respectively	2,833,120	2,753,604
Operating lease liabilities	1,032,535	1,068,181
Deferred income tax liabilities	3,829	5,713
Asset retirement obligation	223,939	226,137
Other liabilities	34,023	34,406
Total liabilities	4,632,751	4,754,890
Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2020 and 2019	—	—
Additional paid-in-capital	3,029,221	2,992,729
Accumulated comprehensive income	157	685
Accumulated deficit	(1,900,461)	(1,823,883)
Stockholder’s equity	1,128,917	1,169,531
Total liabilities and stockholder’s equity	$5,761,668	$5,924,421

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Statements of Income
Net revenues	$386,110	$457,786	$1,140,331	$1,290,985
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	136,309	148,846	419,862	435,706
General and administrative expenses (exclusive of depreciation and amortization)	66,749	80,561	216,361	238,270
Corporate expenses (exclusive of depreciation and amortization)	17,129	23,062	52,141	58,567
Depreciation and amortization	61,237	63,951	187,548	187,150
Gain on disposition of assets	(1,304)	(199)	(4,823)	(5,360)
	280,120	316,221	871,089	914,333
Operating income	105,990	141,565	269,242	376,652
Other expense (income)
Loss on extinguishment of debt	7,051	—	25,235	—
Interest income	(248)	(168)	(617)	(553)
Interest expense	35,068	38,323	107,058	114,240
	41,871	38,155	131,676	113,687
Income before income tax expense	64,119	103,410	137,566	262,965
Income tax expense (benefit)	1,224	3,578	2,520	(6,714)
Net income	$62,895	$99,832	$135,046	$269,679
Statements of Comprehensive Income
Net income	$62,895	$99,832	$135,046	$269,679
Other comprehensive income (loss)
Foreign currency translation adjustments	330	(174)	(528)	372
Comprehensive income	$63,225	$99,658	$134,518	$270,051

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Equity

(Unaudited)

(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2019	$—	2,992,729	685	(1,823,883)	$1,169,531
Contribution from parent	—	29,429	—	—	29,429
Foreign currency translations	—	—	(1,598)	—	(1,598)
Net income	—	—	—	40,617	40,617
Dividend to parent	—	—	—	(110,755)	(110,755)
Balance, March 31, 2020	$—	3,022,158	(913)	(1,894,021)	$1,127,224
Contribution from parent	—	3,962	—	—	3,962
Foreign currency translations	—	—	740	—	740
Net income	—	—	—	31,534	31,534
Dividend to parent	—	—	—	(50,453)	(50,453)
Balance, June 30, 2020	$—	3,026,120	(173)	(1,912,940)	$1,113,007
Contribution from parent	—	3,101	—	—	3,101
Foreign currency translations	—	—	330	—	330
Net income	—	—	—	62,895	62,895
Dividend to parent	—	—	—	(50,416)	(50,416)
Balance, September 30, 2020	$—	3,029,221	157	(1,900,461)	$1,128,917

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2018	$—	2,922,907	12	(1,802,723)	$1,120,196
Contribution from parent	—	30,970	—	—	30,970
Foreign currency translations	—	—	259	—	259
Net income	—	—	—	51,362	51,362
Dividend to parent	—	—	—	(104,597)	(104,597)
Balance, March 31, 2019	$—	2,953,877	271	(1,855,958)	$1,098,190
Contribution from parent	—	7,165	—	—	7,165
Foreign currency translations	—	—	287	—	287
Net income	—	—	—	118,485	118,485
Dividend to parent	—	—	—	(96,039)	(96,039)
Balance, June 30, 2019	$—	2,961,042	558	(1,833,512)	$1,128,088
Contribution from parent	—	25,491	—	—	25,491
Foreign currency translations	—	—	(174)	—	(174)
Net income	—	—	—	99,832	99,832
Dividend to parent	—	—	—	(96,391)	(96,391)
Balance, September 30, 2019	$—	2,986,533	384	(1,830,071)	$1,156,846

See accompanying notes to condensed consolidated financial statements

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$135,046	$269,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,548	187,150
Stock-based compensation	11,046	18,078
Amortization included in interest expense	4,467	4,012
Gain on disposition of assets	(4,823)	(5,360)
Loss on extinguishment of debt	25,235	—
Deferred tax benefit	(1,870)	(14,459)
Provision for doubtful accounts	9,442	7,607
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	19,253	(35,739)
Prepaid lease expenses	1,002	21,201
Other assets	2,110	(7,688)
(Decrease) increase in:
Trade accounts payable	(186)	2,829
Accrued expenses	(11,597)	(18,015)
Operating lease liabilities	625	(41,215)
Other liabilities	(44,865)	(3,872)
Net cash provided by operating activities	332,433	384,208
Cash flows from investing activities:
Acquisitions	(28,747)	(214,559)
Capital expenditures	(44,633)	(97,680)
Proceeds received from property insurance claims	—	210
Proceeds from disposition of assets and investments	5,699	2,658
Increase in notes receivable	—	(448)
Net cash used in investing activities	(67,681)	(309,819)
Cash flows from financing activities:
Principal payments on long term debt	(273)	(24,446)
Borrowings on long term debt	8,750	—
Payments on revolving credit facility	(805,000)	(495,000)
Proceeds received from revolving credit facility	725,000	430,000
Redemption of senior notes and senior subordinated notes	(1,058,596)	—
Proceeds received from note offerings	1,549,250	255,000
Proceeds received from accounts receivable securitization program	122,500	9,000
Payments on accounts receivable securitization program	(175,000)	(9,000)
Proceeds received from senior credit facility term loans	598,500	—
Payments on senior credit facility term loans	(978,097)	—
Debt issuance costs	(32,667)	(4,454)
Distributions to non-controlling interest	(1,475)	(439)
Contributions from parent	36,492	63,626
Dividend to parent	(211,624)	(297,027)
Net cash used in financing activities	(222,240)	(72,740)
Effect of exchange rate changes in cash and cash equivalents	(72)	144
Net increase in cash and cash equivalents	42,440	1,793
Cash and cash equivalents at beginning of period	25,688	20,994
Cash and cash equivalents at end of period	$68,128	$22,787
Supplemental disclosures of cash flow information:
Cash paid for interest	$115,999	$113,580
Cash paid for foreign, state and federal income taxes	$3,558	$12,532

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

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8, 10, 11, 12, and 14 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

2. Summarized Financial Information of Subsidiaries

Separate condensed consolidating financial information for Lamar Media, subsidiary guarantors and non-guarantor subsidiaries is presented below. Lamar Media and its subsidiary guarantors have fully and unconditionally guaranteed Lamar Media’s obligations with respect to its publicly issued notes. All guarantees are joint and several. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The following condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes. The condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Lamar Media’s subsidiary guarantors are not included because the guarantees are full and unconditional and the subsidiary guarantors are 100% owned and jointly and severally liable for Lamar Media’s outstanding publicly issued notes. The accounts for all companies reflected herein are presented using the equity method of accounting for investments in subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Balance Sheet as of September 30, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$60,374	$27,270	$231,639	$—	$319,283
Net property, plant and equipment	—	1,284,158	10,225	—	1,294,383
Operating lease right of use assets	—	1,240,402	24,679	—	1,265,081
Intangibles and goodwill, net	—	2,813,473	17,801	—	2,831,274
Other assets	3,950,549	224,809	132,337	(4,256,048)	51,647
Total assets	$4,010,923	$5,590,112	$416,681	$(4,256,048)	$5,761,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$9,124	$121,944	$—	$131,068
Current operating lease liabilities	—	166,848	9,300	—	176,148
Other current liabilities	19,326	163,890	14,873	—	198,089
Total current liabilities	19,326	339,862	146,117	—	505,305
Long-term debt	2,830,649	2,471	—	—	2,833,120
Operating lease liabilities	—	1,018,197	14,338	—	1,032,535
Other noncurrent liabilities	32,031	227,552	250,930	(248,722)	261,791
Total liabilities	2,882,006	1,588,082	411,385	(248,722)	4,632,751
Stockholders’ equity	1,128,917	4,002,030	5,296	(4,007,326)	1,128,917
Total liabilities and stockholders’ equity	$4,010,923	$5,590,112	$416,681	$(4,256,048)	$5,761,668

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
LIABILITIES AND STOCKHOLDERS' EQUITY
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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$378,652	$7,825	$(367)	$386,110
Operating expenses
Direct advertising expenses (1)	—	130,496	6,180	(367)	136,309
General and administrative expenses (1)	—	65,340	1,409	—	66,749
Corporate expenses (1)	—	16,918	211	—	17,129
Depreciation and amortization	—	60,751	486	—	61,237
Gain on disposition of assets	—	(1,304)	—	—	(1,304)
	—	272,201	8,286	(367)	280,120
Operating income (loss)	—	106,451	(461)	—	105,990
Equity in (earnings) loss of subsidiaries	(104,769)	—	—	104,769	—
Loss on extinguishment of debt	7,051	—	—	—	7,051
Interest expense (income), net	34,823	(92)	89	—	34,820
Income (loss) before income tax expense (benefit)	62,895	106,543	(550)	(104,769)	64,119
Income tax expense (benefit) (2)	—	1,449	(225)	—	1,224
Net income (loss)	$62,895	$105,094	$(325)	$(104,769)	$62,895

Statement of Comprehensive Income
Net income (loss)	$62,895	$105,094	$(325)	$(104,769)	$62,895
Total other comprehensive income, net of tax	—	—	330	—	330
Total comprehensive income (loss)	$62,895	$105,094	$5	$(104,769)	$63,225

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Nine Months Ended September 30, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$1,116,947	$24,514	$(1,130)	$1,140,331
Operating expenses
Direct advertising expenses (1)	—	402,033	18,959	(1,130)	419,862
General and administrative expenses (1)	—	211,090	5,271	—	216,361
Corporate expenses (1)	—	51,526	615	—	52,141
Depreciation and amortization	—	186,201	1,347	—	187,548
(Gain) loss on disposition of assets	—	(4,878)	55	—	(4,823)
	—	845,972	26,247	(1,130)	871,089
Operating income (loss)	—	270,975	(1,733)	—	269,242
Equity in (earnings) loss of subsidiaries	(265,353)	—	—	265,353	—
Loss on extinguishment of debt	25,235	—	—	—	25,235
Interest expense (income), net	105,072	(151)	1,520	—	106,441
Income (loss) before income tax expense (benefit)	135,046	271,126	(3,253)	(265,353)	137,566
Income tax expense (benefit) (2)	—	3,373	(853)	—	2,520
Net income (loss)	$135,046	$267,753	$(2,400)	$(265,353)	$135,046

Statement of Comprehensive Income
Net income (loss)	$135,046	$267,753	$(2,400)	$(265,353)	$135,046
Total other comprehensive loss, net of tax	—	—	(528)	—	(528)
Total comprehensive income (loss)	$135,046	$267,753	$(2,928)	$(265,353)	$134,518

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Nine Months Ended September 30, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$1,258,493	$34,563	$(2,071)	$1,290,985
Operating expenses
Direct advertising expenses (1)	—	417,271	20,506	(2,071)	435,706
General and administrative expenses (1)	—	232,602	5,668	—	238,270
Corporate expenses (1)	—	57,542	1,025	—	58,567
Depreciation and amortization	—	184,897	2,253	—	187,150
Gain on disposition of assets	—	(1,195)	(4,165)	—	(5,360)
	—	891,117	25,287	(2,071)	914,333
Operating income	—	367,376	9,276	—	376,652
Equity in (earnings) loss of subsidiaries	(379,424)	—	—	379,424	—
Interest expense (income), net	109,745	(94)	4,036	—	113,687
Income (loss) before income tax (benefit) expense	269,679	367,470	5,240	(379,424)	262,965
Income tax (benefit) expense (2)	—	(9,357)	2,643	—	(6,714)
Net income (loss)	$269,679	$376,827	$2,597	$(379,424)	$269,679

Statement of Comprehensive Income
Net income (loss)	$269,679	$376,827	$2,597	$(379,424)	$269,679
Total other comprehensive income, net of tax	—	—	372	—	372
Total comprehensive income (loss)	$269,679	$376,827	$2,969	$(379,424)	$270,051

(1) Caption is exclusive of depreciation and amortization.
(2) The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except for Share Data)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$310,395	$436,270	$4,949	$(419,181)	$332,433
Cash flows from investing activities:
Acquisitions	577	(29,324)	—	—	(28,747)
Capital expenditures	—	(42,792)	(1,841)	—	(44,633)
Proceeds from disposition of assets	—	5,699	—	—	5,699
Investment in subsidiaries	(29,324)	—	—	29,324	—
Increase in intercompany notes receivable	(57,807)	—	—	57,807	—
Net cash (used in) provided by investing activities	(86,554)	(66,417)	(1,841)	87,131	(67,681)
Cash flows from financing activities:
Proceeds received from revolving credit facility	725,000	—	—	—	725,000
Payment on revolving credit facility	(805,000)	—	—	—	(805,000)
Principal payments on long term debt	—	(273)	—	—	(273)
Borrowings on long term debt	—	8,750	—	—	8,750
Proceeds received from note offering	1,549,250	—	—	—	1,549,250
Redemption of senior notes and senior subordinated notes	(1,058,596)	—	—	—	(1,058,596)
Proceeds received from senior credit facility term loans	598,500	—	—	—	598,500
Payments on senior credit facility term loans	(978,097)	—	—	—	(978,097)
Payment on accounts receivable securitization program	—	—	(175,000)	—	(175,000)
Proceeds received from accounts receivable securitization program	—	—	122,500	—	122,500
Debt issuance costs	(32,667)	—	—	—	(32,667)
Intercompany loan proceeds	—	4,111	53,696	(57,807)	—
Distributions to non-controlling interest	—	—	(1,475)	—	(1,475)
Dividends (to) from parent	(211,624)	(419,181)	—	419,181	(211,624)
Contributions from (to) parent	36,492	29,324	—	(29,324)	36,492
Net cash (used in) provided by financing activities	(176,742)	(377,269)	(279)	332,050	(222,240)
Effect of exchange rate changes in cash and cash equivalents	—	—	(72)	—	(72)
Net increase (decrease) in cash and cash equivalents	47,099	(7,416)	2,757	—	42,440
Cash and cash equivalents at beginning of period	13,185	8,278	4,225	—	25,688
Cash and cash equivalents at end of period	$60,284	$862	$6,982	$—	$68,128

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

This report contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2019 Combined Form 10-K filed on February 20, 2020, as updated and supplemented in Part II, Item 1A of our combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on August 6, 2020, and as such risk factors may be further updated or supplemented, from time to time, in our future combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the nine and three months ended September 30, 2020 and 2019. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the related government-imposed restrictions and social distancing measures implemented throughout the world have reduced demand for out-of-home advertising. Beginning in late March, large public events were cancelled, and governments began imposing restrictions on non-essential activities, which in turn lead to advertisers suspending, delaying or cancelling their advertising campaigns.  The government-imposed restrictions have had an adverse impact on the volume of vehicles on roadways (particularly in larger markets), pedestrians in airports and riders on public transit and numerous advertising customer segments including, but not limited to, entertainment, retail, restaurant and amusement advertisers.

As a result, demand for billboard, transit and airport advertising declined, which has had an adverse impact on our revenues and financial position. The decrease in outdoor advertising demand during the three months ended September 30, 2020 resulted in a 15.7% decrease in our consolidated net revenues as compared to the same period in 2019. As revenues declined, the Company responded through a variety of cost saving and liquidity measures as discussed below. While we cannot predict the length and severity of the reduction in demand due to the pandemic, we observed an improvement in customer activity beginning in June and through October as the government-imposed restrictions on travel were eased. However, the pace of the recovery remains uncertain given the continued impact of the pandemic on the overall U.S. and global economy, and new or renewed government-imposed restrictions on travel may be enacted in the future. Our liquidity measures and expense management initiatives may be modified as we monitor the timing of economic recovery.

In response to the ongoing pandemic, we have implemented measures to mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

•	issuing $400.0 million in 4 7/8% Senior Notes on May 13, 2020 which, along with cash on hand, were used to pay-down all then outstanding balances under our revolving credit facility;
•

redeeming our $535.0 million 5% Senior Subordinated Notes due 2023 funded through a combination of cash on hand, draws under our revolving credit facility and the Accounts Receivable Securitization Program and through the issuance of an additional $150.0 million in 4% Senior Notes on August 19, 2020;

•

reducing our consolidated operating costs (exclusive of depreciation and amortization and gain on disposition of assets) by $32.3 million or 12.8% for the three months ended September 30, 2020 over the same period in 2019 which included:

o	reductions in our transit and airport franchise costs and billboard lease costs; and
o	reducing our workforce by approximately 8% through attrition and selected layoffs;

•	sharply curtailing spending on capital projects, including new digital displays;
•	limiting acquisition activity; and
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

As of September 30, 2020, we did not incur any impairment charges related to goodwill or long-lived assets (including operating lease right of use assets). We also did not incur any significant credit losses for the three and nine months ended September 30, 2020.

While some of our corporate, front office and sales workforce continues to work from home, a large majority has returned to their offices while adhering to the Centers for Disease Control and Prevention and state and local governmental guidelines and recommendations. The impacts of working from home have been minimal on productivity. Also, while working from home has minimally impacted our processes, there have been no material impacts to our internal control environment.

We continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.

Acquisitions and capital expenditures

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash” for more information. During the nine months ended September 30, 2020, the Company completed acquisitions for a total cash purchase price of approximately $28.7 million. See Uses of Cash – Acquisitions for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2020	2019	2020	2019
Total capital expenditures:
Billboard — traditional	$678	$11,894	$8,701	$34,587
Billboard — digital	2,620	14,461	19,422	40,498
Logos	1,853	3,249	5,398	7,153
Transit	817	497	2,672	2,293
Land and buildings	1,210	4,818	3,468	6,514
Operating equipment	1,181	2,201	4,972	6,635
Total capital expenditures	$8,359	$37,120	$44,633	$97,680

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

We define adjusted EBITDA as net income before income tax expense (benefit), interest expense (income), loss (gain) on extinguishment of debt and investments, stock-based compensation, depreciation and amortization, gain or loss on disposition of assets and investments, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption (lease accounting standard).

FFO is defined as net income before gains or losses from the sale or disposal of real estate assets and investments and real estate related depreciation and amortization and including adjustments to eliminate unconsolidated affiliates and non-controlling interest.

We define AFFO as FFO before (i) straight-line income and expense; (ii) impact of ASC 842 adoption; (iii) capitalized contract fulfillment costs, net (iv) stock-based compensation expense; (v) non-cash portion of tax provision; (vi) non-real estate related depreciation and amortization; (vii) amortization of deferred financing costs; (viii) loss on extinguishment of debt; (ix) non-recurring infrequent or unusual losses (gains); (x) less maintenance capital expenditures; and (xi) an adjustment for unconsolidated affiliates and non-controlling interest.

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

RESULTS OF OPERATIONS

Nine Months ended September 30, 2020 compared to Nine Months ended September 30, 2019

Net revenues decreased $150.7 million or 11.7% to $1.140 billion for the nine months ended September 30, 2020 from $1.291 billion for the same period in 2019. This decrease was primarily attributable to a decrease in billboard and transit net revenues of $118.3 million and $31.8 million, respectively, over the same period in 2019, which related to the effects of the ongoing pandemic.

For the nine months ended September 30, 2020, there was a $160.2 million decrease in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2019, which represents a decrease of 12.3%. See “Reconciliations” below. The $160.2 million decrease in revenue is primarily due to a $130.3 million and $31.2 million decrease in billboard and transit net revenues, respectively, which are due to the effects of the ongoing pandemic. The decrease in outdoor and transit revenues was slightly offset by an increase of $1.4 million in logo revenue.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, decreased $44.1 million, or 6.0% to $688.7 million for the nine months ended September 30, 2020 from $732.9 million in the same period in 2019. The $44.1 million decrease over the prior year is comprised of a $37.1 million decrease in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $7.0 million decrease in stock-based compensation.

Depreciation and amortization expense increased $0.4 million to $187.5 million for the nine months ended September 30, 2020 as compared to $187.2 million for the same period in 2019.

For the nine months ended September 30, 2020, the Company recognized a gain on disposition of assets of $4.8 million primarily resulting from transactions related to billboard locations.

Due to the above factors, operating income decreased by $107.5 million to $268.9 million for the nine months ended September 30, 2020 as compared to $376.3 million for the same period in 2019.

The Company recognized a loss on debt extinguishment of $25.2 million during the nine months ended September 30, 2020, which relates to the early repayment of our 5 3/8% Senior Notes and 5% Senior Subordinated Notes and refinancing of our senior credit facility.

Interest expense decreased $7.2 million for the nine months ended September 30, 2020 to $107.1 million as compared to $114.2 million for the nine months ended September 30, 2019. The decrease is primarily related to the Company’s debt transactions completed in 2020, as well as a reduction in our senior credit facility interest rates.

The decrease in operating income and increase in loss on extinguishment of debt, offset by the decrease in interest expense, resulted in a $125.4 million decrease in net income before income taxes. The effective tax rate for the nine months ended September 30, 2020 was 1.8%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2020 of $134.7 million, as compared to net income of $269.4 million for the same period in 2019.

Reconciliations:

Because acquisitions occurring after December 31, 2018 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2019 acquisition-adjusted net revenue, which adjusts our 2019 net revenue for the nine months ended September 30, 2019 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2020.

Reconciliations of 2019 reported net revenue to 2019 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2019 acquisition-adjusted net revenue to 2020 reported net revenue for the nine months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine months ended September 30,
	2020	2019
	(in thousands)
Reported net revenue	$1,140,331	$1,290,985
Acquisition net revenue	—	9,515
Adjusted totals	$1,140,331	$1,300,500

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$134,680	$269,358	$(134,678)	(50.0)%
Income tax expense (benefit)	2,520	(6,714)	9,234
Loss on debt extinguishment	25,235	—	25,235
Interest expense (income), net	106,441	113,687	(7,246)
Gain on disposition of assets	(4,823)	(5,360)	537
Depreciation and amortization	187,548	187,150	398
Impact of ASC 842 adoption (lease accounting standard)	—	3,029	(3,029)
Capitalized contract fulfillment costs, net	1,036	(9,984)	11,020
Stock-based compensation expense	11,046	18,078	(7,032)
Adjusted EBITDA	$463,683	$569,244	$(105,561)	(18.5)%

Adjusted EBITDA for the nine months ended September 30, 2020 decreased 18.5% to $463.7 million. The decrease in adjusted EBITDA was primarily attributable to a decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, the impact of ASC 842 adoption and capitalized contract fulfillment costs, net) of $126.7 million, and was offset by a decrease in total general and administrative and corporate expenses of $21.1 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$134,680	$269,358	$(134,678)	(50.0)%
Depreciation and amortization related to real estate	178,884	175,920	2,964
Gain from sale or disposal of real estate, net of tax	(4,422)	(5,048)	626
Non-cash tax benefit for REIT converted assets	—	(17,031)	17,031
Adjustments for unconsolidated affiliates and non-controlling interest	456	561	(105)
FFO	$309,598	$423,760	$(114,162)	(26.9)%
Straight line expense (income)	2,615	(217)	2,832
Impact of ASC 842 adoption (lease accounting standard)	—	3,029	(3,029)
Capitalized contract fulfillment costs, net	1,036	(9,984)	11,020
Stock-based compensation expense	11,046	18,078	(7,032)
Non-cash portion of tax provision	(1,870)	2,572	(4,442)
Non-real estate related depreciation and amortization	8,664	11,230	(2,566)
Amortization of deferred financing costs	4,467	4,012	455
Loss on extinguishment of debt	25,235	—	25,235
Capital expenditures – maintenance	(17,616)	(35,888)	18,272
Adjustments for unconsolidated affiliates and non-controlling interest	(456)	(561)	105
AFFO	$342,719	$416,031	$(73,312)	(17.6)%

FFO for the nine months ended September 30, 2020 decreased from $423.8 million in 2019 to $309.6 million for the same period in 2020, a decrease of 26.9%.  AFFO for the nine months ended September 30, 2020 decreased 17.6% to $342.7 million as compared to $416.0 million for the same period in 2019. The decrease in AFFO was primarily attributable to the decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption) offset by decreases in the total of general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

Three Months ended September 30, 2020 compared to Three Months ended September 30, 2019

Net revenues decreased $71.7 million or 15.7% to $386.1 million for the three months ended September 30, 2020 from $457.8 million for the same period in 2019. This decrease was primarily attributable to a decrease in billboard and transit net revenues of $55.7 million and $14.7 million, respectively, over the same period in 2019, which related to the effects of the ongoing pandemic.

For the three months ended September 30, 2020, there was a $71.0 million decrease in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2019, which represents a decrease of 15.5%. See “Reconciliations” below. The $71.0 million decrease in revenue is primarily due to a $57.0 million and $14.7 million decrease in billboard and transit net revenues, respectively, and is a result of the effects of the ongoing pandemic.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, decreased $32.3 million, or 12.8% to $220.3 million for the three months ended September 30, 2020 from $252.6 million in the same period in 2019. The $32.3 million decrease over the prior year is comprised of a $26.6 million decrease in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $5.7 million decrease in stock-based compensation.

Depreciation and amortization expense decreased $2.7 million to $61.2 million for the three months ended September 30, 2020 as compared to $64.0 million for the same period in 2019.

For the three months ended September 30, 2020, the Company recognized a gain on disposition of assets of $1.3 million primarily resulting from transactions related to billboard locations.

Due to the above factors, operating income decreased by $35.6 million to $105.9 million for the three months ended September 30, 2020 as compared to $141.4 million for the same period in 2019.

The Company recognized a loss on debt extinguishment of $7.1 million during the three months ended September 30, 2020, which relates to the early repayment of the 5% Senior Subordinated Notes.

Interest expense decreased $3.3 million for the three months ended September 30, 2020 to $35.1 million as compared to $38.3 million for the three months ended September 30, 2019.

The decrease in operating income and increase in loss on extinguishment of debt, offset by the decrease in interest expense, resulted in a $39.3 million decrease in net income before income taxes. The effective tax rate for the three months ended September 30, 2020 was 1.9%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended September 30, 2020 of $62.8 million, as compared to net income of $99.7 million for the same period in 2019.

Reconciliations:

Because acquisitions occurring after December 31, 2018 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2019 acquisition-adjusted net revenue, which adjusts our 2019 net revenue for the three months ended September 30, 2019 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2020.

Reconciliations of 2019 reported net revenue to 2019 acquisition-adjusted net revenue for the three months ended September 30, as well as a comparison of 2019 acquisition-adjusted net revenue to 2020 reported net revenue for the three months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended September 30,
	2020	2019
	(in thousands)
Reported net revenue	$386,110	$457,786
Acquisition net revenue	—	(694)
Adjusted totals	$386,110	$457,092

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$62,758	$99,709	$(36,951)	(37.1)%
Income tax expense	1,224	3,578	(2,354)
Loss on debt extinguishment	7,051	—	7,051
Interest expense (income), net	34,820	38,155	(3,335)
Gain on disposition of assets	(1,304)	(199)	(1,105)
Depreciation and amortization	61,237	63,951	(2,714)
Impact of ASC 842 adoption (lease accounting standard)	—	1,099	(1,099)
Capitalized contract fulfillment costs, net	—	(1,680)	1,680
Stock-based compensation expense	4,884	10,572	(5,688)
Adjusted EBITDA	$170,670	$215,185	$(44,515)	(20.7)%

Adjusted EBITDA for the three months ended September 30, 2020 decreased 20.7% to $170.7 million. The decrease in adjusted EBITDA was primarily attributable to a decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, the impact of ASC 842 adoption and amortization of capitalized contract fulfillment costs, net) of $58.4 million, and was offset by a decrease in total general and administrative and corporate expenses of $13.9 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$62,758	$99,709	$(36,951)	(37.1)%
Depreciation and amortization related to real estate	58,431	59,742	(1,311)
Gain from sale or disposal of real estate	(1,324)	(164)	(1,160)
Adjustments for unconsolidated affiliates and non-controlling interest	67	207	(140)
FFO	$119,932	$159,494	$(39,562)	(24.8)%
Straight line expense (income)	882	(1)	883
Impact of ASC 842 adoption (lease accounting standard)	—	1,099	(1,099)
Capitalized contract fulfillment costs, net	—	(1,680)	1,680
Stock-based compensation expense	4,884	10,572	(5,688)
Non-cash portion of tax provision	(557)	662	(1,219)
Non-real estate related depreciation and amortization	2,806	4,209	(1,403)
Amortization of deferred financing costs	1,589	1,342	247
Loss on extinguishment of debt	7,051	—	7,051
Capital expenditures – maintenance	(3,124)	(12,492)	9,368
Adjustments for unconsolidated affiliates and non-controlling interest	(67)	(207)	140
AFFO	$133,396	$162,998	$(29,602)	(18.2)%

FFO for the three months ended September 30, 2020 decreased from $159.5 million in 2019 to $119.9 million for the same period in 2020, a decrease of 24.8%.  AFFO for the three months ended September 30, 2020 decreased 18.2% to $133.4 million as compared to $163.0 million for the same period in 2019. The decrease in AFFO was primarily attributable to the decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption) offset by decreases in the total of general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

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

Sources of Cash

Total Liquidity. As of September 30, 2020 we had approximately $770.8 million of total liquidity, which is comprised of approximately $68.6 million in cash and cash equivalents and approximately $666.9 million of availability under the revolving portion of Lamar Media’s senior credit facility and $35.3 million of availability under our Accounts Receivable Securitization Program. We expect the liquidity measures taken (as discussed above) and the remaining availability under the revolving portion of the senior credit facility and Accounts Receivable Securitization Program to be adequate for the Company to meet its operational requirements for the next twelve months as we continue to contend with the impacts of the COVID-19 pandemic. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

As of September 30, 2020 and December 31, 2019, the Company had a working capital deficit of $192.1 million and $362.6 million, respectively. The increase in working capital of $170.5 million is primarily due to a decrease in current maturities of long-term debt of $95.4 million and an increase in cash on hand of $42.4 million as of September 30, 2020.

Cash Generated by Operations. For the nine months ended September 30, 2020 and 2019, our cash provided by operating activities was $361.5 million and $408.0 million, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 2020 over the same period in 2019 relates to a decrease in revenues offset by a decrease in operating expenses (excluding depreciation and amortization). Due to the adverse economic impact of the COVID-19 pandemic, we may not generate cash flows from operations during 2020 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. However, we do expect to have sufficient cash on hand and availability under our revolving credit facility and Accounts Receivable Securitization Program to meet our operating cash needs for the next twelve months.

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

As of September 30, 2020 there was $122.5 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had approximately $35.3 million of unused availability under the Accounts Receivable Securitization Program as of September 30, 2020.

On October 23, 2020, Lamar Media and the Special Purpose Subsidiaries entered into the Fourth Amendment (the “Subsequent Amendment”) to the Accounts Receivable Securitization Program.  The Subsequent Amendment increases the maximum three month average Delinquency Ratio generally to 13.00% (and up to 16.00% for up to two additional periods upon written notice from Lamar Media), and increases the maximum three month average Dilution Ratio to 5.00% for the remaining term of the Accounts Receivable Securitization Program. Additionally, the Subsequent Amendment increases the Minimum Funding Threshold which, as amended, requires the Special Purpose Subsidiaries to maintain minimum borrowings under the Accounts Receivable Securitization Program on any day equal to the lesser of (i) 70.00% of the aggregate Commitment of all Lenders or (ii) the Borrowing Base, though the Special Purpose Subsidiaries have the right to borrow less than the Minimum Funding Threshold during certain periods prior to December 21, 2020 at their election.

“At-the-Market” Offering Program. On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC and SunTrust Robinson Humphrey, Inc. as our sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals.  Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange.  The Company has no obligation to sell any of the Class A common stock under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement.  The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments.   During the nine months ended September 30, 2020, the Company did not issue any shares under this program.

Shelf Registration Statement. On August 6, 2018, we filed an automatically effective shelf registration statement (No. 333-226614) that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  During the nine months ended September 30, 2020, the Company did not issue any shares under this shelf registration, however, we may issue additional shares under the shelf registration statement in the future in connection with future acquisitions or for other general corporate purposes.

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

As of September 30, 2020 the aggregate balance outstanding under the senior credit facility was $670.0 million, consisting of $600.0 million in Term B loans aggregate principal balance and $70.0 million outstanding under our revolving credit facility loans.  Lamar Media had approximately $666.9 million of unused capacity under the revolving credit facility. The Company recorded a loss on debt extinguishment of approximately $5.6 million related to the refinancing of its senior credit facility.

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

On August 19, 2020, Lamar Media issued, through an institutional private placement, $150.0 million in aggregate principal amount of 4% Senior Notes due 2030 (the “New 2030 Notes”). The issuance was an add-on to the existing 4% Senior Notes due 2030 that Lamar Media issued on February 6, 2020. Other than with respect to the issuance date and issue price, the New 2030 Notes have the same terms as the 4% Senior Notes and resulted in proceeds to Lamar Media of approximately $146.9 million. Lamar Media used the proceeds of this offering to redeem a portion of its 5% Senior Subordinated Notes due 2023. See Uses of Cash-Note Redemption for more information.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers. As a result of COVID-19, we incurred an adverse effect on our internally generated cash flows for the quarter ended September 30, 2020, and while we are uncertain of the timing and pace of an economic rebound, we experienced an increase in customer spending in the three months ended September 30, 2020 as compared to the three months ended June 30, 2020, which has continued into the fourth quarter of 2020.

Credit Facilities and Other Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to the senior credit facility, its outstanding debt securities and its Accounts Receivable Securitization Program.

Restrictions Under Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to its outstanding debt securities. Currently, Lamar Media has outstanding the $650.0 million 5 3/4% Senior Notes issued in January 2016 and February 2019 (the “5 3/4% Senior Notes”), the $600.0 million 3 3/4% Senior Notes issued February 2020, the $550.0 million 4% Senior Notes issued February 2020 and August 2020, and the $400.0 million 4 7/8% Senior Notes issued in May 2020.

The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur additional indebtedness, but permit the incurrence of indebtedness (including indebtedness under the senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as the sum of (x) total consolidated debt plus (y) the aggregate liquidation preference of any preferred stock of Lamar Media’s restricted subsidiaries to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than 7.0 to 1.0. Currently, Lamar Media is not in default under the indentures of any of its outstanding notes and, therefore, would be permitted to incur additional indebtedness subject to the foregoing provision.

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

Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At September 30, 2020 and currently, we are in compliance with all such tests under the senior credit facility.

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

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions were approximately $44.6 million for the nine months ended September 30, 2020. Due to the economic impacts of COVID-19 we have updated our anticipated 2020 total capital expenditures to be approximately $65.0 million.

Acquisitions. During the nine months ended September 30, 2020, the Company completed acquisitions for an aggregate purchase price of approximately $28.7 million, which were financed using available cash on hand or borrowings under its revolving credit facility. Due to the economic impacts of COVID-19 we are limiting our acquisition activity.

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

During the three months ended September 30, 2020 the Company redeemed all of its $535.0 million in aggregate principal amount of its outstanding 5% Senior Subordinated Notes due 2023 (the “5% Notes”), redeeming half of the 5% Notes on August 31, 2020 and the remainder on September 16, 2020.  The total 5% Notes redemption was funded with a combination of cash on hand, borrowings under our revolving credit facility and Accounts Receivable Securitization Program along with proceeds received from the New 2030 Notes issuance completed on August 19, 2020.  The redemption resulted in a loss on debt extinguishment of $7.1 million, of which $4.5 million was in cash prepayment penalties.

Dividends. On February 27, 2020, Lamar Advertising’s Board of Directors declared a quarterly cash dividend of $1.00 per share, paid on March 31, 2020 to its stockholders of record of its Class A common stock and Class B common stock on March 16, 2020. On May 28, 2020, Lamar Advertising’s Board of Directors declared a quarterly cash dividend of $0.50 per share, paid on June 30, 2020 to its stockholders of record of its Class A common stock and Class B common stock on June 22, 2020. On September 1, 2020, Lamar Advertising’s Board of Directors declared a quarterly cash dividend of $0.50 per share, paid on September 30, 2020 to its stockholders of record of its Class A common stock and Class B common stock on September 21, 2020. The Company’s Board of Directors will evaluate our future dividend plans on a quarterly basis, giving consideration to our liquidity, our leverage and the anticipated operating environment. We intend to distribute at least 90% of our REIT taxable income and remain REIT qualified.

As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its Taxable REIT Subsidiaries (“TRSs”), the impact of COVID-19 on the Company’s operations and other factors that the Board of Directors may deem relevant.

Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors.  There were no repurchases under the program as of September 30, 2020. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.

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

Commitments and Contingencies

As of September 30, 2020, we had outstanding debt of approximately $2.964 billion. In the future, Lamar Media has principal revolver commitment reductions under the senior credit facility. In addition, it has fixed commercial commitments. These commitments are detailed on a contractual basis as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Long-term debt	$2,964.2	$9.1	$122.7	$66.1	$2,766.3
Interest obligations on long-term debt(1)	863.5	116.4	236.9	234.6	275.6
Billboard site and other operating leases	1,724.9	250.5	394.6	303.8	776.0
Total payments due	$5,552.6	$376.0	$754.2	$604.5	$3,817.9

(1)	Interest rates on our variable rate instruments are assuming rates at the September 2020 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Revolving Bank Facility(2)	$750.0	$—	$—	$750.0	$—
Standby Letters of Credit(3)	$13.1	$13.0	$0.1	$—	$—

(2)	Lamar Media had $70.0 million outstanding under the revolving credit facility as of September 30, 2020.
(3)	The standby letters of credit are issued under the revolving credit facility and reduce the availability of the facility by the same amount.

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

Accounting Standards Update

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, and additional changes modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company’s adoption of this update did not have a material impact on our Consolidated Financial Statements. As of September 30, 2020, our allowance for credit losses considered the current and future impacts caused by the COVID-19 pandemic, based on available information to date. The Company will continue to actively monitor the impact of COVID-19 on expected credit losses.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the nine and three months ended September 30, 2020 and 2019. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Nine Months ended September 30, 2020 compared to Nine Months ended September 30, 2019

Net revenues decreased $150.7 million or 11.7% to $1.140 billion for the nine months ended September 30, 2020 from $1.291 billion for the same period in 2019. This decrease was primarily attributable to a decrease in billboard and transit net revenues of $118.3 million and $31.8 million, respectively, over the same period in 2019, which related to the effects of the ongoing pandemic.

For the nine months ended September 30, 2020, there was a $160.2 million decrease in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2019, which represents a decrease of 12.3%. See “Reconciliations” below. The $160.2 million decrease in revenue is primarily due to a $130.3 million and $31.2 million decrease in billboard and transit net revenues, respectively, which are due to the effects of the ongoing pandemic. The decrease in outdoor and transit revenues was slightly offset by an increase of $1.4 million in logo revenue.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, decreased $44.2 million, or 6.0% to $688.4 million for the nine months ended September 30, 2020 from $732.5 million in the same period in 2019. The $44.2 million decrease over the prior year is comprised of a $37.2 million decrease in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $7.0 million decrease in stock-based compensation.

Depreciation and amortization expense increased $0.4 million to $187.5 million for the nine months ended September 30, 2020 as compared to $187.2 million for the same period in 2019.

For the nine months ended September 30, 2020, Lamar Media recognized a gain on disposition of assets of $4.8 million primarily resulting from transactions related to billboard locations.

Due to the above factors, operating income decreased by $107.4 million to $269.2 million for the nine months ended September 30, 2020 as compared to $376.7 million for the same period in 2019.

Lamar Media recognized a loss on debt extinguishment of $25.2 million during the nine months ended September 30, 2020, which relates to the early repayment of our 5 3/8% Senior Notes and 5% Senior Subordinated Notes and refinancing of our senior credit facility.

Interest expense decreased $7.2 million for the nine months ended September 30, 2020 to $107.1 million as compared to $114.2 million for the nine months ended September 30, 2019. The decrease is primarily related Lamar Media’s debt transactions completed in 2020, as well as a reduction in our senior credit facility interest rates.

The decrease in operating income and increase in loss on extinguishment of debt, offset by the decrease in interest expense, resulted in a $125.4 million decrease in net income before income taxes. The effective tax rate for the nine months ended September 30, 2020 was 1.8%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the nine months ended September 30, 2020 of $135.0 million, as compared to net income of $269.7 million for the same period in 2019.

Reconciliations:

Because acquisitions occurring after December 31, 2018 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2019 acquisition-adjusted net revenue, which adjusts our 2019 net revenue for the nine months ended September 30, 2019 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2020.

Reconciliations of 2019 reported net revenue to 2019 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2019 acquisition-adjusted net revenue to 2020 reported net revenue for the nine months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine months ended September 30,
	2020	2019
	(in thousands)
Reported net revenue	$1,140,331	$1,290,985
Acquisition net revenue	—	9,515
Adjusted totals	$1,140,331	$1,300,500

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$135,046	$269,679	$(134,633)	(49.9)%
Income tax expense (benefit)	2,520	(6,714)	9,234
Loss on debt extinguishment	25,235	—	25,235
Interest expense (income), net	106,441	113,687	(7,246)
Gain on disposition of assets	(4,823)	(5,360)	537
Depreciation and amortization	187,548	187,150	398
Impact of ASC 842 adoption (lease accounting standard)	—	3,029	(3,029)
Capitalized contract fulfillment costs, net	1,036	(9,984)	11,020
Stock-based compensation expense	11,046	18,078	(7,032)
Adjusted EBITDA	$464,049	$569,565	$(105,516)	(18.5)%

Adjusted EBITDA for the nine months ended September 30, 2020 decreased 18.5% to $464.0 million. The decrease in adjusted EBITDA was primarily attributable to a decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption) of $126.7 million, and was offset by a decrease in total general and administrative and corporate expenses of $21.1 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$135,046	$269,679	$(134,633)	(49.9)%
Depreciation and amortization related to real estate	178,884	175,920	2,964
Gain from sale or disposal of real estate, net of tax	(4,422)	(5,048)	626
Non-cash tax benefit for REIT converted assets	—	(17,031)	17,031
Adjustments for unconsolidated affiliates and non-controlling interest	456	561	(105)
FFO	$309,964	$424,081	$(114,117)	(26.9)%
Straight line expense (income)	2,615	(217)	2,832
Impact of ASC 842 adoption (lease accounting standard)	—	3,029	(3,029)
Capitalized contract fulfillment costs, net	1,036	(9,984)	11,020
Stock-based compensation expense	11,046	18,078	(7,032)
Non-cash portion of tax provision	(1,870)	2,572	(4,442)
Non-real estate related depreciation and amortization	8,664	11,230	(2,566)
Amortization of deferred financing costs	4,467	4,012	455
Loss on extinguishment of debt	25,235	—	25,235
Capital expenditures – maintenance	(17,616)	(35,888)	18,272
Adjustments for unconsolidated affiliates and non-controlling interest	(456)	(561)	105
AFFO	$343,085	$416,352	$(73,267)	(17.6)%

FFO for the nine months ended September 30, 2020 decreased from $424.1 million in 2019 to $310.0 million for the same period in 2020, a decrease of 26.9%.  AFFO for the nine months ended September 30, 2020 decreased 17.6% to $343.1 million as compared to $416.4 million for the same period in 2019. The decrease in AFFO was primarily attributable to the decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption) offset by decreases in the total of general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

Three Months ended September 30, 2020 compared to Three Months ended September 30, 2019

Net revenues decreased $71.7 million or 15.7% to $386.1 million for the three months ended September 30, 2020 from $457.8 million for the same period in 2019. This decrease was primarily attributable to a decrease in billboard and transit net revenues of $55.7 million and $14.7 million, respectively, over the same period in 2019, which related to the effects of the ongoing pandemic.

For the three months ended September 30, 2020, there was a $71.0 million decrease in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2019, which represents a decrease of 15.5%. See “Reconciliations” below. The $71.0 million decrease in revenue is primarily due to a $57.0 million and $14.7 million decrease in billboard and transit net revenues, respectively, and is a result of the effects of the ongoing pandemic.

Total operating expenses, exclusive of depreciation and amortization and loss (gain) on disposition of assets, decreased $32.3 million, or 12.8% to $220.2 million for the three months ended September 30, 2020 from $252.5 million in the same period in 2019. The $32.3 million decrease over the prior year is comprised of a $26.6 million decrease in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $5.7 million decrease in stock-based compensation.

Depreciation and amortization expense decreased $2.7 million to $61.2 million for the three months ended September 30, 2020 as compared to $64.0 million for the same period in 2019.

For the three months ended September 30, 2020, Lamar Media recognized a gain on disposition of assets of $1.3 million primarily resulting from transactions related to billboard locations.

Due to the above factors, operating income decreased by $35.6 million to $106.0 million for the three months ended September 30, 2020 as compared to $141.6 million for the same period in 2019.

Lamar Media recognized a loss on debt extinguishment of $7.1 million during the three months ended September 30, 2020, which relates to the early repayment of its 5% Senior Subordinated Notes.

Interest expense decreased $3.3 million for the three months ended September 30, 2020 to $35.1 million as compared to $38.3 million for the three months ended September 30, 2019.

The decrease in operating income and increase in loss on extinguishment of debt, offset by the decrease in interest expense, resulted in a $39.3 million decrease in net income before income taxes. The effective tax rate for the three months ended September 30, 2020 was 1.9%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended September 30, 2020 of $62.9 million, as compared to net income of $99.8 million for the same period in 2019.

Reconciliations:

Because acquisitions occurring after December 31, 2018 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2019 acquisition-adjusted net revenue, which adjusts our 2019 net revenue for the three months ended September 30, 2019 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2020.

Reconciliations of 2019 reported net revenue to 2019 acquisition-adjusted net revenue for the three months ended September 30, as well as a comparison of 2019 acquisition-adjusted net revenue to 2020 reported net revenue for the three months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended September 30,
	2020	2019
	(in thousands)
Reported net revenue	$386,110	$457,786
Acquisition net revenue	—	(694)
Adjusted totals	$386,110	$457,092

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$62,895	$99,832	$(36,937)	(37.0)%
Income tax expense	1,224	3,578	(2,354)
Loss on debt extinguishment	7,051	—	7,051
Interest expense (income), net	34,820	38,155	(3,335)
Gain on disposition of assets	(1,304)	(199)	(1,105)
Depreciation and amortization	61,237	63,951	(2,714)
Impact of ASC 842 adoption (lease accounting standard)	—	1,099	(1,099)
Capitalized contract fulfillment costs, net	—	(1,680)	1,680
Stock-based compensation expense	4,884	10,572	(5,688)
Adjusted EBITDA	$170,807	$215,308	$(44,501)	(20.7)%

Adjusted EBITDA for the three months ended September 30, 2020 decreased 20.7% to $170.8 million. The decrease in adjusted EBITDA was primarily attributable to a decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption) of $58.4 million, and was offset by an decrease in total general and administrative and corporate expenses of $13.9 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$62,895	$99,832	$(36,937)	(37.0)%
Depreciation and amortization related to real estate	58,431	59,742	(1,311)
Gain from sale or disposal of real estate, net of tax	(1,324)	(164)	(1,160)
Adjustments for unconsolidated affiliates and non-controlling interest	67	207	(140)
FFO	$120,069	$159,617	$(39,548)	(24.8)%
Straight line expense (income)	882	(1)	883
Impact of ASC 842 adoption (lease accounting standard)	—	1,099	(1,099)
Capitalized contract fulfillment costs, net	—	(1,680)	1,680
Stock-based compensation expense	4,884	10,572	(5,688)
Non-cash portion of tax provision	(557)	662	(1,219)
Non-real estate related depreciation and amortization	2,806	4,209	(1,403)
Amortization of deferred financing costs	1,589	1,342	247
Loss on extinguishment of debt	7,051	—	7,051
Capital expenditures – maintenance	(3,124)	(12,492)	9,368
Adjustments for unconsolidated affiliates and non-controlling interest	(67)	(207)	140
AFFO	$133,533	$163,121	$(29,588)	(18.1)%

FFO for the three months ended September 30, 2020 decreased from $159.6 million in 2019 to $120.1 million for the same period in 2020, a decrease of 24.8%.  AFFO for the three months ended September 30, 2020 decreased 18.1% to $133.5 million as compared to $163.1 million for the same period in 2019. The decrease in AFFO was primarily attributable to the decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption) offset by decreases in the total of general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2020, and should be read in conjunction with Note 10 of the Notes to the Company’s Condensed Consolidated Financial Statements.

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

At September 30, 2020 there was approximately $790.9 million of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 26.3% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2020 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $17.1 million, and the weighted average interest rate applicable to these borrowings during 2020 was 2.3%. Assuming that the weighted average interest rate was 200 basis points higher (that is 4.3% rather than 2.3%), then the Company’s 2020 interest expense would have increased by approximately $14.5 million for the nine months ended September 30, 2020.

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

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our combined Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A. “Risk Factors” in our combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock. There have been no material changes to our risk factors since our combined Annual Report on Form 10-K for the year ended December 31, 2019 and in our combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

10.1

Registration Rights Agreement, dated as of August 19, 2020, among Lamar Media, the Guarantors named therein and J.P. Morgan Securities LLC, as representative for the Initial Purchasers named therein. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on August 25, 2020 and incorporated herein by reference.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: November 5, 2020	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 5, 2020	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer