Form 10-K
period 2020-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2021-02-26
CIK 1090425, 899045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 1-36756

Lamar Advertising Company

Commission File Number 1-12407

Lamar Media Corp.

(Exact names of registrants as specified in their charters)

Delaware Delaware	47-0961620 72-1205791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5321 Corporate Blvd., Baton Rouge, LA	70808
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: (225) 926-1000

SECURITIES OF LAMAR ADVERTISING COMPANY

REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value	LAMR	The NASDAQ Stock Market, LLC

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

If an emerging growth company, indicate by check mark if Lamar Advertising Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether Lamar Advertising Company has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether Lamar Media Corp. is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether Lamar Media Corp. has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark if either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $5,693,120,893 based on $66.76 per share as reported at the close of trading on the NASDAQ Global Select Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2020, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2021
Lamar Advertising Company Class A common stock, $0.001 par value per share	86,491,646 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	14,420,085 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 20, 2021 (Proxy Statement)	Part III

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about: (i) our future financial performance and condition; (ii) our business plans, objectives, prospects, growth and operating strategies; (iii) our future capital expenditures and level of acquisition activity; (iv) our ability to integrate acquired assets and realize operating efficiency from acquisitions; (v) market opportunities and competitive positions; (vi) our future cash flows and expected cash requirements; (vii) expected timing and amount of distributions to our stockholders; (viii) estimated risks; (ix) our ability to maintain compliance with applicable covenants and restrictions included in Lamar Media Corp’s (“Lamar Media”) senior credit facility, Accounts Receivable Securitization Program (as defined herein) and the indentures relating to its outstanding notes; (x) stock price; and (xi) our ability to remain qualified as a real estate investment trust (“REIT”).

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements: (i) the severity and duration of the novel coronavirus (COVID-19) pandemic and its impact on our business, financial condition and results of operations; (ii) the state of the economy and financial markets generally (including the impact caused by the COVID-19 pandemic) and their effects on the markets in which we operate and the broader demand for advertising; (iii) the levels of expenditures on advertising in general and outdoor advertising in particular; (iv) risks and uncertainties relating to our significant indebtedness; (v) the demand for outdoor advertising and its continued popularity as an advertising medium; (vi) our need for, and ability to obtain, additional funding for acquisitions, operations and debt refinancing; (vii) increased competition within the outdoor advertising industry; (viii) the regulation of the outdoor advertising industry by federal, state and local governments; (ix) our ability to renew expiring contracts at favorable rates; (x) the integration of businesses that we acquire and our ability to recognize cost savings and operating efficiencies as a result of these acquisitions; (xi) our ability to successfully implement our digital deployment strategy; (xii) the market for our Class A common stock; (xiii) changes in accounting principles, policies or guidelines; (xiv) our ability to effectively mitigate the threat of and damages caused by hurricanes and other kinds of severe weather; (xv) our ability to maintain our status as a REIT; and (xvi) changes in tax laws applicable to REITs or in the interpretation of those laws.

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

INDUSTRY AND MARKET DATA

The industry and market data presented throughout this report are based on the experience and estimates of our management and the data in reports issued by third-parties, including the Out of Home Advertising Association of America (OAAA). In each case, we believe this industry and market data is reasonable. We have not, however, independently verified the industry and market data derived from third-party sources, and no independent source has verified the industry and market data derived from management’s experience and estimates.

PART I

ITEM 1.	BUSINESS

GENERAL

Lamar Advertising Company is one of the largest outdoor advertising companies in the United States based on number of displays and has operated under the Lamar name since 1902. We operate in a single operating and reporting segment, advertising. We rent space for advertising on billboards, buses, shelters, benches, logo plates and in airport terminals. We offer our customers a fully integrated service, satisfying all aspects of their display requirements from ad copy production to placement and maintenance.

We operate three types of outdoor advertising displays: billboards, logo signs and transit advertising displays.

Billboards. As of December 31, 2020, we owned and operated approximately 153,200 billboard advertising displays in 45 states and Canada. We rent most of our advertising space on two types of billboards: bulletins and posters.

•	Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic.
•	Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic.

In addition to traditional billboards, we also rent space on digital billboards, which are generally located on major traffic arteries and city streets. As of December 31, 2020, we owned and operated over 3,600 digital billboard advertising displays in 43 states and Canada.

Logo signs. We rent advertising space on logo signs located near highway exits.

•	Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.

We are the largest provider of logo signs in the United States, operating 23 of the 26 privatized state logo sign contracts. As of December 31, 2020, we operated over 137,100 logo sign advertising displays in 23 states and the province of Ontario, Canada.

Transit advertising displays. We also rent advertising space on the exterior and interior of public transportation vehicles, in airport terminals, and on transit shelters and benches in over 75 markets. As of December 31, 2020, we operated over 47,700 transit advertising displays in 22 states and Canada.

CORPORATE HISTORY

We have operated under the Lamar name since our founding in 1902 and have been publicly traded on NASDAQ under the symbol “LAMR” since 1996.

During 2014, we completed a reorganization in order to qualify as a real estate investment trust (a “REIT”) for federal income tax purposes.

In this Annual Report, unless the context otherwise requires, we refer to Lamar Advertising Company and its consolidated subsidiaries (and its predecessor and its consolidated subsidiaries), as applicable, as the “Company”, “Lamar Advertising” or “we”, and we refer to Lamar Advertising’s wholly owned subsidiary Lamar Media Corp. as “Lamar Media.”

OPERATING STRATEGIES

We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:

Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our tenants and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 78% of our net revenues for the year ended December 31, 2020, which management believes is higher than the industry average. We believe that the experience of our regional, territory and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 35 years. In an effort to provide high quality sales and service at the local level, we employed approximately 975 local account executives as of December 31, 2020. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of our central office, as well as our offices in other markets, in the event business opportunities or customers’ needs support such an allocation of resources.

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

In addition, we routinely invest in upgrading our existing displays and constructing new displays. Since January 1, 2011, we invested approximately $1.1 billion in capitalized expenditures, which include improvements to our existing real estate portfolio and the construction of new locations. Our regular improvement and expansion of our advertising display inventory allows us to provide high quality service to our current tenants and to attract new tenants.

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

Reinvesting in capital expenditures including digital technology. We have a history of investing in capital expenditures, particularly in our digital platform. We spent approximately $62.3 million in total capital expenditures in fiscal year 2020, of which approximately $22.6 million was spent on digital technology. While our capital expenditures were sharply reduced during 2020 due to the pandemic, we expect our 2021 capitalized expenditures to be approximate $150.0 million, which is consistent with pre-pandemic historical spending.

CAPITAL ALLOCATION STRATEGY

The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital. To maintain our REIT status, we are required to distribute to our stockholders annually an amount equal to at least 90% of our REIT taxable income, excluding net capital gains. After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. During 2020, we generated $569.9 million of cash from operating activities, which was used to fund capital expenditures, acquisitions, dividends to our stockholders, and a portion of the expenses incurred in connection with financing transactions.

•

Capital expenditures program. We will continue to reinvest in our existing assets and expand our outdoor advertising display portfolio through new construction. This includes growth and maintenance capital expenditures associated with the construction of new and existing billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.

•

Acquisitions. We will seek to pursue strategic acquisitions of outdoor advertising businesses and assets. This includes acquisitions in our existing markets and in new markets where we can meet our return on investment criteria. When evaluating investments in new markets, our return on investment criteria reflects the additional risks inherent to the particular geographic area.

COMPANY OPERATIONS

Billboard Advertising

We rent most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2020, we owned and operated approximately 153,200 billboard advertising displays in 45 states and Canada.  In 2020, we derived approximately 76% of our billboard advertising net revenues from bulletin rentals and 24% from poster rentals.

Bulletins are large, advertising structures (the most common size is 14 feet high by 48 feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2020, we operated approximately 74,400 bulletin displays.

We generally rent individually-selected bulletin space to advertisers for the duration of the contract (ranging from 4 to 52 weeks). We also rent bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.

Posters are smaller advertising structures (the most common size is 11 feet high by 23 feet wide, or 253 square feet; we also operate junior posters, which are 5 feet high by 11 feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts onto the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2020, we operated approximately 78,800 poster displays.

We generally rent poster space for 4 to 26 weeks, determined by the advertiser’s campaign needs.  Posters are sold in packages of Target Rating Point (“TRP”) levels, which determine the percentage of a target audience an advertiser needs to reach.  A package may include a combination of poster locations in order to meet reach and frequency campaign goals.

In addition to the traditional static displays, we also rent digital billboards. Digital billboards are large electronic light emitting diode (“LED”) displays (the most common sizes are 14 feet high by 48 feet wide, or 672 square feet; 10.5 feet high by 36 feet wide, or 378 square feet; and 10 feet high by 21 feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds.  At December 31, 2020, our inventory included over 3,600 digital display billboards in various markets.  These 3,600 digital billboards generated approximately 26% of billboard advertising net revenue.

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

In marketing billboard displays to advertisers, we compete with other forms of out-of-home advertising and other media. When selecting the media and provider through which to advertise, advertisers consider a number of factors and advertising providers, which are described in the section titled — “Competition” below.

Logo Sign Advertising

We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 23 of the 26 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2020, we operated approximately 41,950 logo sign structures containing over 137,100 logo advertising displays in the United States and Canada.

We operate the logo sign contracts in the province of Ontario, Canada and in the following states:

Colorado	Georgia	Louisiana	Mississippi	Nebraska	New Jersey	South Carolina
Delaware	Kansas	Michigan	Missouri(1)	Nevada	New Mexico	Tennessee
Florida	Kentucky	Minnesota	Montana	New Hampshire	Ohio	Utah
					Oklahoma	Wisconsin

(1)	The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.

We also operate the tourist oriented directional signing (“TODS”) programs for the states of Colorado, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, Ohio, South Carolina, Utah, and the province of Ontario, Canada,  providing approximately 16,600 advertising displays.

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

State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the Company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our 24 logo sign contracts in place, in the United States and Canada, at December 31, 2020, four are subject to renewal or expiration in 2021.

States usually award new logo sign contracts and renew expiring logo sign contracts through an open proposal process. In bidding for new and renewal contracts, we compete against other logo sign providers, as well as local companies based in the state soliciting proposals.

In marketing logo signs to advertisers, we compete with other forms of out-of-home advertising and other media. When selecting the media and provider through which to advertise, advertisers consider a number of factors and advertising providers which are described in the section titled — “Competition” below.

Transit Advertising

We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. Transit contracts are generally with the local municipalities and airport authorities and allow us the exclusive right to rent advertising space to customers in airports and on buses, benches or shelters. The terms of the contracts vary but generally range between 3-15 years, many with renewable options for contract extension. We rent transit advertising displays in airport terminals and on bus shelters, benches and buses in over 75 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising tenants. As of December 31, 2020, we operated over 47,700 transit advertising displays in 22 states and Canada.

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

In marketing transit advertising displays to advertisers, we compete with other forms of out-of-home advertising and other media. When selecting the media and provider through which to advertise, advertisers consider a number of factors and advertising providers which are described in the section titled — “Competition” below.

COMPETITION

Although the outdoor advertising industry has encountered a wave of consolidation, the industry remains fragmented. The industry is comprised of several large outdoor advertising and media companies with operations in multiple markets, as well as smaller, local companies operating a limited number of structures in one or a few local markets.

Although we primarily focus on small to mid-size markets where we can attain a strong market share, in each of our markets we compete against other providers of outdoor advertising and other types of media, including:

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

GEOGRAPHIC DIVERSIFICATION

Our advertising displays are geographically diversified across the United States and Canada. The following table sets forth information regarding the geographic diversification of our advertising displays, which are listed in order of contribution to total revenue. Markets with less than 1% of total displays are grouped in the category “all other United States.”

	Percentage of Revenues for the year ended, December 31, 2020					Number of Displays for the year ended, December 31, 2020
Market	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Percentage of Total Displays
Pittsburgh, PA	2.0%	3.5%	0.6%	—	2.1%	2,919	58	339	—	3,316	0.9%
New York, NY	2.4%	1.7%	—	—	2.0%	995	42	—	—	1,037	0.3%
Las Vegas, NV	1.4%	1.7%	7.6%	—	1.7%	796	73	1,498	—	2,367	0.7%
Seattle, WA	2.0%	1.0%	2.5%	—	1.7%	1,685	18	2,278	—	3,981	1.1%
Gary, IN	1.6%	2.6%	—	—	1.7%	1,680	116	—	—	1,796	0.5%
Cleveland, OH	1.6%	2.2%	1.6%	—	1.7%	2,306	58	2,495	—	4,859	1.4%
San Bernardino, CA	1.6%	2.0%	1.8%	—	1.6%	665	44	1,179	—	1,888	0.5%
Dallas, TX	1.9%	0.8%	1.9%	—	1.5%	1,347	22	459	—	1,828	0.5%
Nashville, TN	1.5%	2.2%	—	—	1.5%	1,695	65	—	—	1,760	0.5%
Knoxville, TN	1.7%	0.8%	—	—	1.3%	2,167	31	—	—	2,198	0.6%
Raleigh, NC	1.6%	0.9%	—	—	1.3%	2,697	44	—	—	2,741	0.8%
Atlanta, GA	1.1%	2.4%	—	—	1.3%	747	70	—	—	817	0.2%
Oklahoma City, OK	1.4%	1.3%	—	—	1.2%	2,137	33	—	—	2,170	0.6%
Richmond, VA	1.3%	1.6%	—	—	1.2%	1,285	41	—	—	1,326	0.4%
Reading, PA	1.1%	2.0%	—	—	1.2%	1,229	103	—	—	1,332	0.4%
Hartford, CT	1.0%	2.1%	—	—	1.2%	866	50	42	—	958	0.3%
Phoenix, AZ	0.3%	2.5%	7.1%	—	1.2%	143	46	3,313	—	3,502	1.0%
Birmingham, AL	1.2%	1.2%	0.5%	—	1.1%	1,517	34	318	—	1,869	0.6%
Greenville-Spartanburg, SC	1.2%	1.2%	—	—	1.0%	1,883	46	—	—	1,929	0.6%
Indianapolis, IN	1.3%	0.8%	—	—	1.0%	2,309	22	—	—	2,331	0.7%
Baton Rouge, LA	1.1%	1.1%	—	—	1.0%	1,422	39	—	—	1,461	0.4%
Columbus, OH	1.0%	1.4%	—	—	1.0%	1,725	61	—	—	1,786	0.5%
Cincinnati, OH	1.0%	1.5%	—	—	1.0%	1,141	33	—	—	1,174	0.3%
Providence, RI	0.9%	1.6%	—	—	1.0%	536	30	—	—	566	0.2%
Austin, TX	1.3%	0.4%	—	—	1.0%	930	5	—	—	935	0.3%
All US Logo Programs*	—	—	—	90.3%	5.5%	—	—	—	141,869	141,869	40.0%
All Other United States	65.5%	59.5%	67.2%	—	59.9%	112,561	2,464	31,309	—	146,334	41.2%
All Other Canada*	—	—	9.2%	9.7%	1.1%	121	2	4,477	11,841	16,441	4.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	149,504	3,650	47,707	153,710	354,571	100.0%
Total Revenue (in millions)	$1,048.5	$354.7	$82.7	$83.0	$1,568.9
* Logo displays at December 31, 2020 include 16,590 displays related to the tourist oriented direction signing ("TODS") programs.

TAXABLE REIT SUBSIDIARIES

We hold and operate certain of our assets that cannot be held and operated directly by a REIT through taxable REIT subsidiaries, or TRSs. A TRS is a subsidiary of a REIT that pays corporate taxes on its taxable income. The assets held in our TRSs primarily consist of our transit advertising business, advertising services business and our foreign operations. We may, from time to time, change the election of previously designated TRSs to be treated as qualified REIT subsidiaries (“QRSs”) or other disregarded entities, and may reorganize and transfer certain assets or operations from our TRSs to other subsidiaries, including QRSs.

Our TRS assets and operations will continue to be subject, as applicable, to U.S. federal and state corporate income taxes. Furthermore, our assets and operations outside the United States will continue to be subject to foreign taxes in the jurisdictions in which those assets and operations are located. Net income from our TRSs will either be retained by our TRSs and used to fund their operations, or distributed to us, where it will be reinvested in our business or be available for distribution to Lamar Advertising’s stockholders. As of December 31, 2020, the annual revenue generated by our TRSs in the aggregate was approximately $232.5 million.

ADVERTISING TENANTS

Our tenant base is diverse. The table below sets forth the ten industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2020, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 75% of our billboard advertising net revenues in the year ended December 31, 2020. No individual tenant accounted for more than 2.0% of our billboard advertising net revenues in that period.

Categories	Percentage of Net Billboard Advertising Revenues
Service	13%
Health Care	12%
Restaurants	11%
Retailers	8%
Automotive	6%
Insurance	5%
Gaming	5%
Amusement — Entertainment/Sports	4%
Financial — Banks, Credit Unions	4%
Education	4%
Real Estate	3%
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

REAL ESTATE PORTFOLIO

Our management headquarters is located in Baton Rouge, Louisiana. We also own 125 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, we lease an additional 146 operating facilities at an aggregate lease expense for 2020 of approximately $8.5 million.

We own over 9,700 parcels of property beneath our advertising displays. As of December 31, 2020, we leased over 69,700 outdoor sites, accounting for an annualized lease expense of approximately $283.3 million. This amount represented approximately 20% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide us with renewal options. Our lease agreements generally permit us to use the land for the construction, repair and relocation of outdoor advertising displays, including all rights necessary to access and maintain the site. Approximately 72% of our leases will expire or be subject to renewal in the next 5 years, 18% will expire or be subject to renewal in 6 to 10 years and 10% thereafter. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

The following table illustrates the number of leased and owned sites by state as of December 31, 2020, which is sorted from greatest to least in number and percentage of leased sites. States in which we lease less than 2% of our portfolio are grouped in the category “All Other States”.

State	# of billboard leased sites	% of total	# of owned billboard sites	% of total
Texas	5,245	7.5%	1,010	10.3%
Pennsylvania	4,839	6.9%	1,585	16.2%
California	4,276	6.1%	142	1.5%
Ohio	4,195	6.0%	583	6.0%
North Carolina	4,000	5.7%	271	2.8%
Tennessee	3,046	4.4%	444	4.5%
Louisiana	2,993	4.3%	506	5.2%
Alabama	2,972	4.3%	495	5.1%
Wisconsin	2,630	3.8%	340	3.5%
Georgia	2,603	3.7%	260	2.7%
Florida	2,404	3.4%	419	4.3%
South Carolina	2,338	3.4%	139	1.4%
New York	2,149	3.1%	217	2.2%
Missouri	2,017	2.9%	275	2.8%
Michigan	1,937	2.8%	272	2.8%
Mississippi	1,866	2.7%	398	4.1%
Indiana	1,790	2.6%	277	2.8%
Oklahoma	1,740	2.5%	135	1.4%
Virginia	1,600	2.3%	174	1.8%
Illinois	1,475	2.1%	323	3.3%
All Other States	13,658	19.5%	1,500	15.3%
	69,773	100.0%	9,765	100.0%

CONTRACT EXPIRATIONS

We derive revenues primarily from renting advertising space to customers on our advertising displays. Our contracts with customers generally cover periods ranging from one week to one year and are generally billed every four weeks. Since contract terms are short-term in nature, we do not consider revenues by year of contract expiration to be meaningful.

HUMAN CAPITAL RESOURCES

We employed approximately 3,300 people as of December 31, 2020. Approximately 270 employees were engaged in overall management and general administration at our corporate headquarters in Baton Rouge, Louisiana, and the remainder, including approximately 975 local account executives, were employed in our operating offices.

Fifteen of our local offices employ billposters and construction personnel who are covered by collective bargaining agreements. We believe that our relationship with our employees, including our approximately 105 unionized employees, is favorable, and we have never experienced a strike or work stoppage.

As Lamar’s business continues to grow, so does the Company’s strong commitment to recruiting a work force with diverse talents, as well as to developing and retaining the successful members of our sales and management teams. Our 975 local account executives and approximately 170 local management employees have been with the Company for an average of 11 years. We regularly provide on-site training and remote sales training videos to enhance the skills of our sales and management team members.

We employ approximately 1,100 operations employees, including operations management. These employees are responsible for installing advertising copy, maintaining our billboard inventory and ensuring our billboards, logos and transit displays are in safe operating condition. We empower these employees to have a safety-first mentality, which includes the authority to stop an installation or other work job for any safety concern. We also provide training and certification to our operations employees, including training for crane operations and climbing safety. Our management regularly conducts scheduled safety meetings and unscheduled job observations to ensure that we maintain a safety mindset every day.

Due to the effects of the ongoing COVID-19 pandemic, we have implemented a number of health and safety precautions for our employees. These precautions include office and vehicle occupancy limitations to maintain proper social distancing, daily temperature checks, mask requirements, additional office cleaning and contact tracing in the event of a positive COVID-19 case. We also monitor updates from the Centers for Disease Control and Prevention and state and local government guidelines to ensure our health and safety precautions stay up to date.

INFLATION

In the last three years, inflation has not had a significant impact on our business.

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

AVAILABLE INFORMATION

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available free of charge through our website, www.lamar.com, as soon as reasonably practicable after filing them with, or furnishing them to, the Securities and Exchange Commission. Information contained on our website is not part of this Annual Report.

ITEM 1A.	RISK FACTORS

Risks Related to Our Capital Structure

The Company’s substantial debt may adversely affect its business, financial condition and financial results.

The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2020, Lamar Advertising Company’s wholly owned subsidiary, Lamar Media, had approximately $2.89 billion of total debt outstanding, net of deferred financing costs, consisting of approximately $586.9 million in bank debt outstanding under Lamar Media’s senior credit facility, $2.18 billion in various series of senior notes, $122.1 million under the Accounts Receivable Securitization Program and $2.8 million in other seller notes. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility and Accounts Receivable Securitization Program allow Lamar Media to incur substantially more debt, including approximately $736.0 million and $52.5 million available for borrowing under the revolving credit facility and Accounts Receivable Securitization Program, respectively, as of December 31, 2020. Furthermore, on January 22, 2021, Lamar Media issued $550.0 million in aggregate principal amount of 3 5/8% Senior Notes due 2031, the proceeds of which, together with cash on hand and borrowings under our revolving credit facility and Accounts Receivable Securitization Program, were used to redeem all $650.0 million in aggregate principal amount of 5 3/4% Senior Notes on February 3, 2021.

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

The Company may be unable to generate sufficient cash flow to satisfy its significant debt service obligations.

The Company’s ability to generate cash flow from operations to make principal and interest payments on its debt will depend on its future performance, which will be affected by a range of economic, competitive and business factors. The Company cannot control many of these factors, including general economic conditions (including, but not limited to, the impact of the ongoing COVID-19 pandemic on the general economy), its customers’ allocation of advertising expenditures among available media and the amount spent on advertising in general, and its business would be negatively impacted if the general economy were to deteriorate in the future. If its operations do not generate sufficient cash flow from operations to satisfy its debt service obligations, the Company may need to borrow additional funds to make these payments or undertake alternative financing plans, such as refinancing or restructuring its debt, or reducing or delaying capital investments and acquisitions. The Company cannot guarantee that such additional funds or alternative financing will be available on favorable terms, if at all. The Company’s inability to generate sufficient cash flow from operations or obtain additional funds or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2020, the terms of Lamar Media’s senior credit facility and of its Accounts Receivable Securitization Program also restrict the Company from exceeding a specified secured debt ratio.  Lamar Media is also subject to certain other financial covenants relating to the incurrence of additional debt. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of the specific financial ratio requirements under the senior credit facility.

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

The Company is currently in compliance with all financial covenants. However, if in the future there are economic declines the Company can make no assurance that these declines will not negatively impact the Company’s financial results and, in turn, its ability to meet these financial covenant requirements. If Lamar Media fails to comply with its financial covenants, Lamar Media could be in default under the senior credit facility and the Accounts Receivable Securitization Program (which could result in an event of default under the indentures governing its outstanding notes). In the event of such a default under the senior credit facility, the lenders under the senior credit facility could accelerate all of the debt outstanding, could elect to institute foreclosure proceedings against Lamar Media’s assets, and it could be forced into bankruptcy or liquidation. Any of these events could adversely affect Lamar Media’s business, financial condition and financial results. In the event of such a default under the Accounts Receivable Securitization Program, the lenders under the Accounts Receivable Securitization Program could accelerate all of the debt outstanding, could elect to institute foreclosure proceedings against the assets of the Special Purpose Subsidiaries (as defined herein), and the Special Purpose

Subsidiaries could be forced into bankruptcy or liquidation. Any of these events could adversely affect the Company’s business, financial condition and financial results.

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

As of December 31, 2020, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Executive Chairman, and Sean Reilly, the Company’s President and Chief Executive Officer, and their affiliates, owned in the aggregate approximately 15% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented approximately 63% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family and their affiliates the power to:

•	elect the Company’s entire Board of Directors;
•	control the Company’s management and policies; and
•	determine the outcome of any corporate transaction or other matter requiring stockholder approval, including charter amendments, mergers, consolidations, financings and asset sales.

The Reilly family may have interests that are different than yours in making these decisions.

Risks Related to Our Business

The Company’s growth through acquisitions may be difficult, which could adversely affect our future financial performance. In addition, if we are unable to successfully integrate any completed acquisitions, our financial performance would also be adversely affected.

The Company has historically grown through acquisitions. During the year ended December 31, 2020, we completed acquisitions for a total cash purchase price of approximately $45.6 million. In response to the COVID-19 pandemic, the Company limited acquisition activity as a means to conserve liquidity in 2020. The Company plans to resume strategic acquisition activities during 2021 as the economic conditions caused by the COVID-19 pandemic improve and opportunities arise.

The future success of our acquisition strategy could be adversely affected by many factors, including the following:

•	the pool of suitable acquisition candidates is dwindling, and we may have a more difficult time negotiating acquisitions on favorable terms;
•

we may face increased competition for acquisition candidates from other outdoor advertising companies, some of which may have greater financial resources than we do, which may result in higher prices for those businesses and assets;

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

The Company tested goodwill for impairment on December 31, 2020. Based on the Company’s review at December 31, 2020, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or both of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350 “Goodwill and Other Intangible Assets” and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.

The Company’s logo sign contracts are subject to state award and renewal.

In 2020, the Company generated approximately 5% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against other national logo sign providers as well as numerous smaller local logo sign providers. As a logo sign provider, the Company incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the Company as a logo sign provider for early termination. At the end of the contract term, the Company, as a logo sign provider, transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.

Of the Company’s 24 logo sign contracts in place at December 31, 2020, four are subject to renewal or expiration in 2021. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.

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

A REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders. The Company may have available net operating loss (“NOL”) carry forwards that could reduce or substantially eliminate its REIT taxable income, and thus it may not be required to distribute material amounts of cash to qualify for taxation as a REIT. The Company expects that, for the foreseeable future, it may utilize available NOL carry forwards to reduce its REIT taxable income.

The Board of Directors of the Company, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to its stockholders based on a number of factors including, but not limited to, the Company’s results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, any stock repurchase program, and general market demand for its advertising space available for rent. Consequently, the Company’s distribution levels may fluctuate.

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

These provisions may have the effect of entrenching the Company’s management team and may deprive the Company’s stockholders of the opportunity to sell their shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of Lamar Advertising common stock.

Risks Related to Our Industry

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

We also intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change every 6 to 8 seconds. We have encountered some existing regulations that restrict or prohibit these types of digital displays but it has not yet materially impacted our digital deployment. Since digital billboards have been developed and introduced relatively recently into the market on a large scale, however, existing regulations that currently do not apply to them by their terms could be revised or new regulations could be enacted to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

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

Pandemics or disease outbreaks, such as COVID-19, have affected and are expected to continue to materially affect our business, results of operations and financial condition.

Any outbreaks of contagious diseases and other adverse public health developments could have a significant adverse effect on our business, results of operations and financial condition. The outbreak of COVID-19 in 2020 resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on non-essential activities in the United States and abroad. Such restrictions have had and may continue to have an adverse impact on the volume of vehicles on roadways (particularly in larger markets), pedestrians in airports and riders on public transit, which has temporarily reduced the size of the audience for our advertising in certain jurisdictions. The restrictions have also negatively affected the financial condition of numerous advertising customer segments including, but not limited to, entertainment, retail, restaurant and automotive advertisers, which have temporarily or permanently closed or limited their operations, and caused certain of our advertisers to decrease or eliminate the amount they spend on advertising with us on a temporary basis.

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

In addition to the above, the general market volatility resulting from the COVID-19 pandemic has caused fluctuations in the Company’s stock price.

These and other potential impacts of COVID-19 (or other epidemics, pandemics or other health crises) have and are expected to continue to adversely affect the Company’s business, financial condition and results of operations. The ultimate extent of the impact of COVID-19 or any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 and address its impact, among others. To the extent the COVID-19 pandemic adversely affects the Company’s business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk factors” section.

Risks Related to Our Status as a REIT

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

As a REIT, Lamar Advertising is required to distribute to its stockholders with respect to each taxable year at least 90% of its REIT taxable income (excluding capital gains and net of any available NOL carry forwards) in order to qualify as a REIT, and 100% of its REIT taxable income (excluding capital gains and net of any available NOL carry forwards) in order to avoid U.S. federal income and excise taxes. For these purposes, Lamar Advertising’s subsidiaries that are not TRSs, including Lamar Media, will be treated as part of the REIT and therefore Lamar Advertising also will be required to distribute out their taxable income.

Because the REIT distribution requirements will prevent us from retaining earnings, we may be required to refinance debt at maturity with additional debt or equity, which may not be available on acceptable terms, or at all.

Covenants specified in our existing and future debt instruments may limit Lamar Advertising’s ability to make required REIT distributions.

Lamar Media’s senior credit facility and the indentures relating to Lamar Media’s outstanding notes contain certain covenants that could limit Lamar Advertising’s distributions to its stockholders. If these limits prevent Lamar Advertising from satisfying its REIT distribution requirements, it could fail to qualify for taxation as a REIT. If these limits do not jeopardize Lamar Advertising’s qualification for taxation as a REIT but do nevertheless prevent it from distributing 100% of its REIT taxable income, it will be subject to U.S. federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

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

The Tax Cuts and Jobs Act and the CARES Act, as well as any future tax legislation, may impact the Company’s business and security holders.

On December 22, 2017, H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes). On March 27, 2020, legislation intended to support the economy during the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law. The CARES Act made technical corrections, or temporary modifications, to certain of the provisions of the TCJA, including, without limitation, the provisions of the TCJA concerning NOLs and interest expense deductions. Certain CARES Act related interest expense deduction changes are discussed in the following subsection. With respect to NOLs, effective for taxable years beginning on or after January 1, 2018, the TCJA limited the deduction for NOL carryforwards to 80% of taxable income (before the deduction) and eliminated NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows for indefinite NOL carryforwards. The CARES Act repealed such 80% limitation for carryforwards to taxable years beginning before January 1, 2021. The CARES Act also allows a five-year carryback for NOLs arising in 2018, 2019, or 2020. The TCJA’s NOL limitations (even as modified by the CARES Act) may result in Lamar Advertising having to make additional distributions in order to comply with REIT distribution requirements or avoid taxes on retained income and gains.

The individual and collective impact of the changes made by the TCJA and the CARES Act on REITs and their security holders are uncertain and may not become evident for some period of time. The effect of any technical corrections with respect to the TCJA and the CARES Act could have an adverse effect on Lamar Advertising, its subsidiaries, and holders of its securities. It is also possible additional tax legislation could be enacted in the future, as a result of the COVID-19 pandemic or otherwise, which could have an adverse effect on Lamar Advertising, its subsidiaries, and holders of its securities.

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

Our management headquarters is located in Baton Rouge, Louisiana. We also own 125 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 146 operating facilities at an aggregate lease expense for 2020 of approximately $8.5 million.

We own over 9,700 parcels of property beneath our outdoor advertising structures. As of December 31, 2020, we leased over 69,700 active outdoor sites, accounting for a total annual lease expense of approximately $283.3 million. This amount represented approximately 20% of billboard advertising net revenues for the year ended December 31, 2020. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

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

The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the NASDAQ Global Select Market under the symbol “LAMR.” As of December 31, 2020, the Class A common stock was held by 96 stockholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.

The Company’s Class B common stock is not publicly traded and is held of record by members of the Reilly family and their affiliated entities, including the Reilly Family, LLC (the “RFLLC”), formerly the Reilly Family Limited Partnership. Kevin P. Reilly, Jr., our Executive Chairman of the Board, is the executive manager of the RFLLC and Sean E. Reilly, our President and Chief Executive Officer, and Wendell Reilly and Anna Reilly, each of whom is a member of our Board of Directors are also managers of the RFLLC.

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

Issuer Purchases of Equity Securities

On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors. There were no repurchases under the program as of December 31, 2020. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.

The following table sets forth shares of Class A common stock withheld by the Company to satisfy withholding obligations arising in connection with stock awards to employees:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2020	2,375	$71.02	—	$250,000,000
November 1 through November 30, 2020	—	—	—	$250,000,000
December 1 through December 31, 2020	2,392	$83.22	—	$250,000,000
Total	4,767	$77.14

ITEM 6.	SELECTED FINANCIAL DATA

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

	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Statement of Income Data:
Net revenues	$1,568,856	$1,753,644	$1,627,222	$1,541,260	$1,500,294
Operating expenses:
Direct advertising expenses	557,661	590,078	561,848	540,880	525,597
General and administrative expenses	358,818	403,038	372,324	338,573	345,789
Depreciation and amortization	251,296	250,028	225,261	211,104	204,958
(Gain) loss on disposition of assets	(9,026)	(7,241)	7,233	(4,664)	(15,095)
Total operating expenses	1,158,749	1,235,903	1,166,666	1,085,893	1,061,249
Operating income	410,107	517,741	460,556	455,367	439,045
Other expense (income):
Loss on extinguishment of debt	25,235	—	15,429	71	3,198
Interest income	(797)	(764)	(534)	(6)	(6)
Interest expense	137,623	150,616	129,732	128,396	123,688
Total other expense	162,061	149,852	144,627	128,461	126,880
Income before income taxes	248,046	367,889	315,929	326,906	312,165
Income tax expense (benefit)	4,660	(4,222)	10,697	9,230	13,356
Net income	243,386	372,111	305,232	317,676	298,809
Preferred stock dividends	365	365	365	365	365
Net income applicable to common stock	$243,021	$371,746	$304,867	$317,311	$298,444
Net income per share basic	$2.41	$3.71	$3.09	$3.24	$3.07
Net income per share diluted	$2.41	$3.71	$3.08	$3.23	$3.05
Cash dividends declared per common share	$2.50	$3.84	$3.65	$3.32	$3.02
Statement of Cash Flow Data:
Cash flows provided by operating activities	$569,873	$630,865	$564,846	$507,016	$521,823
Cash flows used in investing activities	$96,888	$362,034	$584,148	$400,066	$680,983
Cash flows (used in) provided by financing activities	$(377,917)	$(264,357)	$(73,563)	$(28,641)	$171,908
Balance Sheet Data(1)
Cash and cash equivalents	$121,569	$26,188	$21,494	$115,471	$35,530
Working capital (deficit)	(167,302)	(362,639)	(91,366)	94,525	36,929
Total assets	5,791,441	5,941,155	4,544,641	4,214,345	3,898,884
Total debt (including current maturities)	2,886,516	2,980,118	2,888,688	2,556,690	2,349,183
Total long-term obligations	4,040,801	4,088,041	2,957,822	2,784,858	2,552,032
Stockholders’ equity	1,202,768	1,180,306	1,131,784	1,103,493	1,069,528

(1)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2020, 2019 and 2018. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

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

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the related government-imposed restrictions and social distancing measures implemented throughout the world have reduced demand for out-of-home advertising. Beginning in late March 2020, large public events were cancelled, and governments began imposing restrictions on non-essential activities, which in turn led to advertisers suspending, delaying or cancelling their advertising campaigns.  The government-imposed restrictions have had an adverse impact on the volume of vehicles on roadways (particularly in larger markets), pedestrians in airports and riders on public transit and numerous advertising customer segments including, but not limited to, entertainment, retail, restaurant and amusement advertisers.

As a result, demand for billboard, transit and airport advertising declined, which has had an adverse impact on our revenues and financial position. The decrease in outdoor advertising demand during the twelve months ended December 31, 2020 resulted in a 10.5% decrease in our consolidated net revenues as compared to the same period in 2019. As revenues declined, the Company responded with a variety of cost saving and liquidity measures as discussed below. While we cannot predict the length and severity of the reduction in demand due to the pandemic, we observed an improvement in customer activity beginning in June and through December as the government-imposed restrictions on travel were eased. However, the pace of the recovery remains uncertain given the continued impact of the pandemic on the overall U.S. and global economy, and new or renewed government-imposed restrictions on travel may be enacted in the future. Our liquidity measures and expense management initiatives may be modified as we monitor the timing of economic recovery.

In response to the ongoing pandemic, we have implemented measures to mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

•	maintaining substantial liquidity and strengthening our debt maturity schedule by completing the following financing transactions
o	issuing $400.0 million in 4 7/8% Senior Notes on May 13, 2020, the proceeds of which, along with cash on hand, were used to pay-down all then outstanding balances under our revolving credit facility;
o

redeeming our $535.0 million 5% Senior Subordinated Notes due 2023 in the third quarter of 2020, which we funded through a combination of cash on hand, borrowings under our revolving credit facility and the Accounts Receivable Securitization Program and through the issuance of an additional $150.0 million in 4% Senior Notes due 2030 on August 19, 2020;

o

issuing $550.0 million in 3 5/8% Senior Notes due 2031 on January 22, 2021, the proceeds of which, along with cash on hand and borrowings under our revolving credit facility and Accounts Receivable Securitization Program, were used to redeem our $650.0 million in aggregate outstanding principal amount 5 3/4% Senior Notes due 2026 on February 3, 2021;

•

reducing our consolidated operating costs (exclusive of depreciation and amortization and gain on disposition of assets) by $76.6 million or 7.7% for the twelve months ended December 31, 2020 over the same period in 2019 which included:

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

The Company’s management and Board of Directors are continuing to evaluate our quarterly dividend plans for 2021. This evaluation includes ensuring the Company remains in compliance with its REIT dividend requirements for the year. On February 25, 2021, the Board of Directors approved a dividend of $0.75 per common share to be paid on March 31, 2021. Subject to the approval of the Board of Directors, the Company expects aggregate dividends for 2021 to be $3.00 per common share, including the dividend payable on March 31, 2021.

As of December 31, 2020, we did not incur any impairment charges related to goodwill or long-lived assets (including operating lease right of use assets). We also did not incur any significant credit losses for the year ended December 31, 2020.

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

Acquisitions and capital expenditures

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under the senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash,” for more information. During the year ended December 31, 2020, the Company completed acquisitions for a total cash purchase price of approximately $45.6 million.  See “Uses of Cash-Acquisitions,” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past three years:

	2020	2019	2018
	(In thousands)
Billboard — Traditional	$11,131	$48,194	$37,905
Billboard — Digital	22,618	57,519	45,938
Logos	13,108	10,762	11,438
Transit	3,212	2,308	5,364
Land and buildings	6,303	13,453	8,420
PP&E	5,900	8,720	8,573
Total capital expenditures	$62,272	$140,956	$117,638

We expect our 2021 capital expenditures to be approximately $150.0 million.

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

We define adjusted EBITDA as net income before income tax expense (benefit), interest expense (income), loss (gain) on extinguishment of debt and investments, stock-based compensation, depreciation and amortization, gain or loss on disposition of assets and investments, capitalized contract fulfillment costs, net and the impact of the adoption of ASU  NO. 2016-2, “Leases (Codified as ASC 842).”

FFO is defined as net income before gains or losses from the sale or disposal of real estate assets and investments and real estate related depreciation and amortization and including adjustments to eliminate unconsolidated affiliates and non-controlling interest.

We define AFFO as FFO before (i) straight-line income and expense; (ii) impact of ASC 842 adoption; (iii) capitalized contract fulfillment costs, net, (iv) stock-based compensation expense; (v) non-cash tax expense (benefit); (vi) non-real estate related depreciation and amortization; (vii) amortization of deferred financing and debt issuance costs, (viii) loss on extinguishment of debt; (ix) non-recurring infrequent or unusual losses (gains); (x) less maintenance capital expenditures; and (xi) an adjustment for unconsolidated affiliates and non-controlling interest.

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

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	35.5%	33.6%	34.5%
General and administrative expenses	18.3%	18.2%	17.8%
Corporate expenses	4.5%	4.8%	5.1%
Depreciation and amortization	16.0%	14.3%	13.8%
Operating income	26.1%	29.5%	28.3%
Loss on extinguishment of debt	1.6%	—	0.9%
Interest expense	8.8%	8.6%	8.0%
Income tax expense (benefit)	0.3%	(0.2)%	0.7%
Net income	15.5%	21.2%	18.8%

Year ended December 31, 2020 compared to Year ended December 31, 2019

Net revenues decreased $184.8 million or 10.5% to $1.57 billion for the year ended December 31, 2020 from $1.75 billion for the same period in 2019. This decrease was attributable primarily to a decrease in billboard and transit net revenues of $134.3 million and $49.2 million, respectively, over the prior period, which is primarily related to the effects of the ongoing COVID-19 pandemic.

Net revenues for the year ended December 31, 2020, as compared to acquisition-adjusted net revenues for the comparable period in 2019, decreased $191.2 million, or 10.9%. The $191.2 million decrease in net revenues is primarily due to a $146.9 million and $46.9 million decrease in billboard and transit net revenues, respectively, which are due to the effects of the ongoing pandemic. The decrease in billboard and transit net revenues was slightly offset by an increase of $2.6 million in logo net revenues. See “Reconciliations” below.

Total operating expenses, exclusive of depreciation and amortization and (gain) loss on disposition of assets, decreased $76.6 million, or 7.7% to $916.5 million for the year ended December 31, 2020 from $993.1 million in the same period in 2019. The $76.6 million decrease over the prior year is primarily comprised of a decrease in total direct, general and administrative and corporate expenses (excluding stock-based compensation) of $65.8 million primarily related to reductions in our billboard lease costs, transit and airport franchise costs, as well as reductions in our workforce.

Depreciation and amortization expense increased $1.3 million to $251.3 million for the year ended December 31, 2020 as compared to $250.0 million for the same period in 2019.

For the year ended December 31, 2020, the Company recognized a gain on disposition of assets of $9.0 million as compared to a gain on disposition of assets of $7.2 million for the same period in 2019. The gain on disposition of assets for the year ended December 31, 2020 was primarily from gains on the sale of billboard assets of $4.5 million and a $3.2 million gain from the sale of the Company aircraft in December 2020.

Due primarily to the above factors, operating income decreased $107.6 million to $410.1 million for the year ended December 31, 2020 compared to $517.7 million for the same period in 2019.

During the year ended December 31, 2020, the Company recorded a $25.2 million loss on debt extinguishment related to Lamar Media’s early repayment of its 5 3/8% Senior Notes and 5% Senior Subordinated Notes and refinancing of the senior credit facility.  The $25.2 million loss is comprised of a cash redemption premium and fees of $14.3 million and a non-cash write off of unamortized deferred financing costs of approximately $10.9 million.

Interest expense decreased $13.0 million for the year ended December 31, 2020 to $137.6 million as compared to $150.6 million for the year ended December 31, 2019.  The decrease in interest expense is primarily related to the Company’s debt transactions completed in 2020, as well as a reduction in our senior credit facility interest rates.

The decrease in operating income and increase in loss on extinguishment of debt, offset by the decrease in interest expense over the comparable period in 2019, resulted in a $119.8 million decrease in net income before income taxes.

The Company recorded income tax expense of $4.7 million for the year ended December 31, 2020 as compared to an income tax benefit of $4.2 million for the same period in 2019. The $4.7 million tax expense equates to an effective tax rate for the year ended December 31, 2020 of approximately 1.9%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the year ended December 31, 2020 of $243.4 million, as compared to net income of $372.1 million for the same period in 2019.

Reconciliations:

Because acquisitions occurring after December 31, 2018 have contributed to our net revenue results for the periods presented, we provide 2019 acquisition-adjusted net revenue, which adjusts our 2019 net revenue for the year ended December 31, 2019 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2020.

Reconciliations of 2019 reported net revenue to 2019 acquisition-adjusted net revenue for the year ended December 31, 2019 as well as a comparison of 2019 acquisition-adjusted net revenue to 2020 reported net revenue for the year ended December 31, 2020, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2020	2019
	(in thousands)
Reported net revenue	$1,568,856	$1,753,644
Acquisition net revenue	—	6,438
Adjusted totals	$1,568,856	$1,760,082

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$243,386	$372,111	$(128,725)	(34.6)%
Income tax expense (benefit)	4,660	(4,222)	8,882
Loss on extinguishment of debt	25,235	—	25,235
Interest expense (income), net	136,826	149,852	(13,026)
Gain on disposition of assets	(9,026)	(7,241)	(1,785)
Depreciation and amortization	251,296	250,028	1,268
Impact of ASC 842 adoption	—	3,894	(3,894)
Capitalized contract fulfillment costs, net	387	(9,186)	9,573
Stock-based compensation expense	18,772	29,647	(10,875)
Adjusted EBITDA	$671,536	$784,883	$(113,347)	(14.4)%

Adjusted EBITDA for the year ended December 31, 2020 decreased 14.4% to $671.5 million. The decrease in adjusted EBITDA was primarily attributable to the decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption) of $146.5 million, and was partially offset by a decrease in general and administrative and corporate expenses of $33.2 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$243,386	$372,111	$(128,725)	(34.6)%
Depreciation and amortization related to real estate	238,932	235,802	3,130
Gain from disposition of real estate assets and investments	(5,790)	(6,775)	985
Non-cash tax benefit for REIT converted assets	—	(17,031)	17,031
Adjustments for unconsolidated affiliates and non-controlling interest	629	771	(142)
FFO	$477,157	$584,878	$(107,721)	(18.4)%
Straight-line expense (income)	3,597	(361)	3,958
Impact of ASC 842 adoption	—	3,894	(3,894)
Capitalized contract fulfillment costs, net	387	(9,186)	9,573
Stock-based compensation expense	18,772	29,647	(10,875)
Non-cash portion of tax provision	(797)	2,901	(3,698)
Gain from one-time sale of non-real estate assets	(3,197)	—	(3,197)
Non-real estate related depreciation and amortization	12,364	14,226	(1,862)
Amortization of deferred financing costs	5,909	5,365	544
Loss on extinguishment of debt	25,235	—	25,235
Capital expenditures – maintenance	(24,028)	(49,155)	25,127
Adjustments for unconsolidated affiliates and non-controlling interest	(629)	(771)	142
AFFO	$514,770	$581,438	$(66,668)	(11.5)%

FFO for the year ended December 31, 2020 was $477.2 million as compared to FFO of $584.9 million for the same period in 2019. AFFO for the year ended December 31, 2020 decreased 11.5% to $514.8 million as compared to $581.4 million for the same period in 2019. The decrease in AFFO was primarily attributable to the decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption), offset by decreases in general and administrative and corporate expenses (excluding the effect of stock based compensation expense).

Year ended December 31, 2019 compared to Year ended December 31, 2018

Net revenues increased $126.4 million or 7.8% to $1.75 billion for the year ended December 31, 2019 from $1.63 billion for the same period in 2018. This increase was attributable primarily to an increase in billboard net revenues of $124.6 million or 8.8% over the prior period, which is primarily related to the integration of outdoor assets acquired during 2018 and 2019, and the addition of approximately 330 digital displays during the year ended December 31, 2019.  In addition, transit revenue increased $2.1 million, which represents an increase of 1.6% over the prior period.

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

Reconciliations of 2018 reported net revenue to 2018 acquisition-adjusted net revenue for the year ended December 31, 2018 as well as a comparison of 2018 acquisition-adjusted net revenue to 2019 reported net revenue for the year ended December 31, 2019, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2019	2018
	(in thousands)
Reported net revenue	$1,753,644	$1,627,222
Acquisition net revenue	—	80,745
Adjusted totals	$1,753,644	$1,707,967

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$372,111	$305,232	$66,879	21.9%
Income tax (benefit) expense	(4,222)	10,697	(14,919)
Loss on extinguishment of debt	—	15,429	(15,429)
Interest expense (income), net	149,852	129,198	20,654
(Gain) loss on disposition of assets	(7,241)	7,233	(14,474)
Depreciation and amortization	250,028	225,261	24,767
Impact of ASC 842 adoption	3,894	—	3,894
Capitalized contract fulfillment costs, net	(9,186)	—	(9,186)
Stock-based compensation expense	29,647	29,443	204
Adjusted EBITDA	$784,883	$722,493	$62,390	8.6%

Adjusted EBITDA for the year ended December 31, 2019 increased 8.6% to $784.9 million. The increase in adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption) of $92.7 million, and was partially offset by an increase in general and administrative and corporate expenses of $30.3 million, excluding the impact of stock-based compensation expense and the impact of ASC 842 adoption.

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$372,111	$305,232	$66,879	21.9%
Depreciation and amortization related to real estate	235,802	212,457	23,345
(Gain) loss from disposition of real estate assets and investments	(6,775)	8,689	(15,464)
Non-cash tax benefit for REIT converted assets	(17,031)	—	(17,031)
Adjustments for unconsolidated affiliates and non-controlling interest	771	648	123
FFO	$584,878	$527,026	$57,852	11.0%
Straight-line income	(361)	(2,036)	1,675
Impact of ASC 842 adoption	3,894	—	3,894
Capitalized contract fulfillment costs, net	(9,186)	—	(9,186)
Stock-based compensation expense	29,647	29,443	204
Non-cash portion of tax provision	2,901	660	2,241
Non-real estate related depreciation and amortization	14,226	12,804	1,422
Amortization of deferred financing costs	5,365	4,920	445
Loss on extinguishment of debt	—	15,429	(15,429)
Capital expenditures – maintenance	(49,155)	(43,108)	(6,047)
Adjustments for unconsolidated affiliates and non-controlling interest	(771)	(648)	(123)
AFFO	$581,438	$544,490	$36,948	6.8%

FFO for the year ended December 31, 2019 was $584.9 million as compared to FFO of $527.0 million for the same period in 2018. AFFO for the year ended December 31, 2019 increased 6.8% to $581.4 million as compared to $544.5 million for the same period in 2018. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption), offset by increases in general and administrative and corporate expenses (excluding the effect of stock based compensation expense and the impact of ASC 842 adoption).

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

Sources of Cash

Total Liquidity at December 31, 2020. As of December 31, 2020 we had approximately $910.1 million of total liquidity, which is comprised of approximately $121.6 million in cash and cash equivalents, approximately $736.0 million of availability under the revolving credit facility and $52.5 million of availability under our Accounts Receivable Securitization Program. We expect the liquidity measures taken in 2020 (as discussed above) and the remaining availability under the revolving credit facility and Accounts Receivable Securitization Program to be adequate for the Company to meet its operational requirements for the next twelve months as we continue to contend with the impacts of the COVID-19 pandemic. We are currently in compliance with the maintenance covenant included in the senior credit facility, and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving credit facility.

As of December 31, 2020 and 2019, the Company had a working capital deficit of $167.3 million and $362.6 million, respectively. The working capital deficit for the year ended December 31, 2020 is primarily related to $195.4 million in current operating lease liabilities which has a corresponding right of use asset recorded in long term assets. We expect to have enough cash on hand and availability under our revolving credit facility to meet our operating needs for the next twelve months.

Cash Generated by Operations. For the years ended December 31, 2020, 2019 and 2018 our cash provided by operating activities was $569.9 million, $630.9 million and $564.8 million, respectively. The decrease in cash provided by operating activities for the year ended December 31, 2020 over the same period in 2019 relates to a decrease in revenues offset by a decrease in operating expenses (excluding depreciation and amortization). Due to the adverse economic impact of the COVID-19 pandemic, we may not generate cash flows from operations during 2021 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. However, we do expect to have sufficient cash on hand and availability under our revolving credit facility and Accounts Receivable Securitization Program to meet our operating cash needs for the next twelve months. See — “Cash Flows” for more information.

Accounts Receivable Securitization Program.  On December 18, 2018, we entered into the Accounts Receivable Securitization Program. The Accounts Receivable Securitization Program provides up to $175.0 million in borrowing capacity, plus an accordion feature that would permit the borrowing capacity to be increased by up to $125.0 million. Borrowing capacity under the Accounts Receivable Securitization Program is limited to the availability of eligible accounts receivable collateralizing the borrowings under the agreements governing the Accounts Receivable Securitization Program. In connection with the Accounts Receivable Securitization Program, Lamar Media and certain of its subsidiaries (such subsidiaries, the “Subsidiary Originators”) sell and/or contribute their existing and future accounts receivable and certain related assets to one of two special purpose subsidiaries, Lamar QRS Receivables, LLC (the “QRS SPV”) and Lamar TRS Receivables, LLC (the “TRS SPV” and together with the QRS SPV the “Special Purpose Subsidiaries”), each of which is a wholly-owned subsidiary of Lamar Media. Existing and future accounts receivable relating to Lamar Media and its qualified REIT subsidiaries will be sold and/or contributed to the QRS SPV and existing and future accounts receivable relating to Lamar Media’s TRSs will be sold and/or contributed to the TRS SPV.  Each of the Special Purpose Subsidiaries has granted the lenders party to the Accounts Receivable Securitization Program a security interest in all of its assets, which consist of the accounts receivable and related assets sold or contributed to them, as described above, in order to secure the obligations of the Special Purpose Subsidiaries under the agreements governing the Accounts Receivable Securitization Program.  Pursuant to the Accounts Receivable Securitization Program, Lamar Media has agreed to service the accounts receivable on behalf of the two Special Purpose Subsidiaries for a fee. Lamar Media has also agreed to guaranty its performance in its capacity as servicer and originator, as well as the performance of the Subsidiary Originators, of their obligations under the agreements governing the Accounts Receivable Securitization Program. None of Lamar Media, the Subsidiary Originators or the Special Purpose Subsidiaries guarantees the collectability of the receivables under the Accounts Receivable Securitization Program. In addition, each of the Special Purpose Subsidiaries is a separate legal entity with its own separate creditors who will be entitled to access the assets of such Special Purpose Subsidiary before the assets become available to Lamar Media.  Accordingly, the assets of the Special Purpose Subsidiaries are not available to pay creditors of Lamar Media or any of its subsidiaries, although collections from receivables in excess of the amounts required to repay the lenders and the other creditors of the Special Purpose Subsidiaries may be remitted to Lamar Media.

On June 30, 2020 Lamar Media and the Special Purpose Subsidiaries entered into the Third Amendment (the “Third Amendment”) of the Accounts Receivable Securitization Program which increased the maximum three month average Delinquency Ratio, Dilution Ratio, and Days’ Sales Outstanding to 11.00% (from 8.00%), 7.00% (from 4.00%) and 75 days (from 65 days), respectively. Additionally, the Third Amendment established a new Minimum Funding Threshold, which requires the Special Purpose Subsidiaries to maintain borrowings under the Accounts Receivable Securitization Program on any day equal to the lesser of (i) 50.00% of the aggregate Commitment of all Lenders or (ii) the Borrowing Base, though the Special Purpose Subsidiaries had the right to borrow less than the Minimum Funding Threshold during certain periods prior to December 21, 2020, at their election.

On October 23, 2020, Lamar Media and the Special Purpose Subsidiaries entered into the Fourth Amendment (the “Fourth Amendment”) to the Accounts Receivable Securitization Program.  The Fourth Amendment increased the maximum three month average Delinquency Ratio generally to 13.00% (and up to 16.00% for up to two additional periods upon written notice from Lamar Media), and increased the maximum three month average Dilution Ratio to 5.00% for the remaining term of the Accounts Receivable Securitization Program. Additionally, the Fourth Amendment increased the Minimum Funding Threshold which, as amended, requires the Special Purpose Subsidiaries to maintain minimum borrowings under the Accounts Receivable Securitization Program on any day equal to the lesser of (i) 70.00% of the aggregate Commitment of all Lenders or (ii) the Borrowing Base, though the Special Purpose Subsidiaries had the right to borrow less than the Minimum Funding Threshold during certain periods prior to December 21, 2020, at their election.

As of December 31, 2020, there were $122.5 million of outstanding aggregate borrowings under the Accounts Receivable Securitization Program at a borrowing rate of approximately 1.5%.

The Accounts Receivable Securitization Program will mature on December 17, 2021. Lamar Media may amend the facility to extend the maturity date, enter into a new securitization facility with a different maturity date, or refinance the indebtedness outstanding under the Accounts Receivable Securitization Program using borrowings under its senior credit facility or from other financing sources.

“At-the-Market” Offering Program. On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC and SunTrust Robinson Humphrey, Inc. as our sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”).  Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $.001 per share (the “Class A Common Stock”), having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals.  Sales of the Class A Common Stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A Common Stock, or sales made to or through a market maker other than on an exchange.  The Company has no obligation to sell any of the Class A Common Stock under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement.  The Company intends to use the net proceeds, if any, from the sale of the Class A Common Stock pursuant to the Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments.   During the year ended December 31, 2019, the Company received gross proceeds of approximately $21.4 million, resulting in net proceeds of approximately $21.2 million, in exchange for issuing 266,410 shares of its Class A common stock under this program. During the year ended December 31, 2019, the aggregate commissions paid to the sales agent was approximately $0.2 million.  The Company did not offer any shares of its Class A common stock under this program during the year ended December 31, 2020.

Shelf Registration Statement. On August 6, 2018, we filed an automatically effective shelf registration statement (No. 333-226614) that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  On August 23, 2018, we filed a prospectus supplement to the shelf registration statement relating to the offer and resale of 163,137 shares of Class A common stock previously issued in connection with an acquisition.  During the years ended December 31, 2020 and 2019, the Company did not issue any shares under this shelf registration, however, we may issue additional shares under the shelf registration statement in the future in connection with future acquisitions or for other general corporate purposes.

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

The senior credit facility, as established by the Fourth Amended and Restated Credit Agreement (the “senior credit facility”), consists of (i) a new $750.0 million senior secured revolving credit facility which will mature on February 6, 2025 (the “revolving credit facility”), (ii) a new $600.0 million Term B loan facility (the “Term B loans”)  which will mature on February 6, 2027, and (iii) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to a pro forma secured debt ratio calculated as described under “Restrictions under Senior Credit Facility” of 4.50 to 1.00, as well as certain other conditions, including lender approval.  Lamar Media borrowed all $600.0 million in Term B loans on February 6, 2020.  The entire amount of the Term B loans will be payable at maturity. The net proceeds from the Term B loans, together with borrowing under the revolving credit facility and a portion of the proceeds of the issuance of the 3 3/4% Senior Notes due 2028 and 4% Senior Notes due 2030 (both as described below), were used to repay all outstanding amounts under the Third Amended and Restated Credit Agreement, and all revolving commitments under that facility were terminated.

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

As of December 31, 2020, the aggregate balance outstanding under the senior credit facility was $600.0 million, consisting of $600.0 million in Term B loans aggregate principal balance and no balances outstanding under our revolving credit facility.  Lamar Media had approximately $736.0 million of unused capacity under the revolving credit facility. For the year ended December 31, 2020, the Company recorded a loss on debt extinguishment of approximately $5.6 million related to the refinancing of the senior credit facility.

Note Offerings. On February 6, 2020, Lamar Media issued, through an institutional private placement, $1.0 billion in aggregate principal amount of new senior notes consisting of $600.0 million in aggregate principal amount of 3 3/4% Senior Notes due 2028 (the “3 3/4% Senior Notes”) and $400.0 million in aggregate principal amount of 4% Senior Notes due 2030 (the “4% Senior Notes”).  Lamar Media used the proceeds of this offering to repay its existing Term A loans, redeem in full all $510.0 million in aggregate principal amount of its outstanding 5 3/8% Senior Notes due 2024 and partially repay borrowings under its revolving credit facility. The Company recorded a loss on debt extinguishment of approximately $12.6 million for these transactions, of which $9.1 million was cash related to its redemption of the 5 3/8% Senior Notes. See Uses of Cash-Note Redemption for more information.

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

On August 19, 2020, Lamar Media issued, through an institutional private placement, $150.0 million in aggregate principal amount of 4% Senior Notes due 2030 (the “Additional 4% Notes”). The issuance was an add-on to the existing 4% Senior Notes due 2030 that Lamar Media issued on February 6, 2020. Other than with respect to the issuance date and issue price, the Additional 4% Notes have the same terms as the 4% Senior Notes and resulted in proceeds to Lamar Media of approximately $146.9 million. Lamar Media used the proceeds of this offering to redeem a portion of its 5% Senior Subordinated Notes due 2023. See Uses of Cash-Note Redemption for more information.

On January 22, 2021, Lamar Media issued, through an institutional private placement, $550.0 million in aggregate principal amount of 3 5/8% Senior Notes due 2031 (the “3 5/8% Senior Notes”). The issuance of the 3 5/8% Senior Notes resulted in net proceeds to Lamar Media of approximately $542.5 million. Lamar Media used the proceeds of this offering, together with cash on hand and borrowings under the revolving credit facility and Accounts Receivable Securitization Program, to redeem all of its outstanding $650.0 million aggregate principal amount 5 3/4% Senior Notes due 2026. See Uses of Cash-Note Redemption for more information.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers. As a result of COVID-19, we incurred an adverse effect on our internally generated cash flows for the year ended December 31, 2020, and while we are uncertain of the timing and pace of an economic rebound, we experienced an increase in customer spending in the six months ended December 31, 2020 compared to the six months ended June 30, 2020, which we expect to continue into 2021 as more of the population becomes vaccinated and government imposed restrictions are eased.

Credit Facilities and Other Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to the senior credit facility, its outstanding debt securities and its Accounts Receivable Securitization Program.

Restrictions under Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to its outstanding debt securities. As of December 31, 2020, Lamar Media has outstanding the $650.0 million 5 3/4% Senior Notes issued in January 2016 and February 2019 (the “5 3/4% Senior Notes”), the $600.0 million 3 3/4% Senior Notes issued February 2020, the $550.0 million 4% Senior Notes issued in February 2020 and August 2020, and the $400.0 million 4 7/8% Senior Notes issued in May 2020.

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

In addition to debt incurred under the provisions described in the preceding paragraph, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:

•	up to $2.00 billion (or up to $1.50 billion in the case of the indentures governing the 5 3/4% Senior Notes) of indebtedness under the senior credit facility;
•	indebtedness outstanding on the date of the indentures or debt incurred to refinance outstanding debt;
•	inter-company debt between Lamar Media and its restricted subsidiaries or between restricted subsidiaries;
•

certain purchase money indebtedness and capitalized lease obligations to acquire or lease property in the ordinary course of business that cannot exceed the greater of $50.0 million or 5% of Lamar Media’s net tangible assets;

•	additional debt not to exceed $75.0 million; and
•	up to $500.0 million of permitted securitization financings, excluding the indentures governing the 5 3/4% Senior Notes.

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At December 31, 2020, and currently, we were in compliance with all such tests under the senior credit facility.

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

Lamar Media is also restricted from incurring additional unsecured senior indebtedness under certain circumstances unless, after giving effect to the incurrence of such indebtedness, it is in compliance with the secured debt ratio covenant and if, after giving effect to the incurrence of such indebtedness, Lamar Media would have a total debt ratio, defined as (a) total consolidated debt (including subordinated debt) of Lamar Advertising, Lamar Media and its restricted subsidiaries as of any date minus the lesser of (i) $150.0 million and (ii) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries (other than the Special Purpose Subsidiaries) to (b) EBITDA, as defined below, for the most recent four fiscal quarters then ended, of less than 7.0 to 1.0.

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

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $62.3 million for the year ended December 31, 2020. We anticipate our 2021 total capital expenditures will be approximately $150.0 million.

Acquisitions. During the year ended December 31, 2020, the Company completed 14 acquisitions for a total cash purchase price of approximately $45.6 million. The acquisitions occurring during the year ended December 31, 2020 were financed using available cash on hand and borrowings under the revolving credit facility.

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

During the quarter ended September 30, 2020, the Company redeemed in full all $535.0 million in aggregate principal amount of Lamar Media’s outstanding 5% Senior Subordinated Notes due 2023 (the “5% Notes”), redeeming half of the 5% Notes on August 31, 2020 and the remainder on September 16, 2020.  The total 5% Notes redemption was funded with a combination of cash on hand, borrowings under the revolving credit facility and Accounts Receivable Securitization Program along with proceeds received from the Additional 4% Notes issuance completed on August 19, 2020.  The redemption resulted in a loss on debt extinguishment of $7.1 million, of which $4.5 million was in cash prepayment penalties.

On February 3, 2021, the Company redeemed in full all $650.0 million aggregate principal amount 5 3/4% Senior Notes due 2026. The 5 3/4% Senior Notes redemption was completed using the proceeds received from the 3 5/8% Senior Notes offering completed on January 22, 2021, together with cash on hand and borrowings under the revolving credit facility and Accounts Receivable Securitization Program. See Sources of Cash-Note Offering for more information.

Dividends. During the year ended December 31, 2020, the Company declared and paid distributions of $251.9 million, or $2.50 per share, of common stock. During the year ended December 31, 2019, the Company declared and paid distributions of $384.8 million or $3.84 per share of common stock. During the year ended December 31, 2018, the Company declared distributions of $361.1 million or $3.65 per share of common stock. On February 25, 2021, the Company’s Board of Directors approved a dividend of $0.75 per common share to be paid on March 31, 2021. Subject to the approval of the Company’s Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2021 will be $3.00 per common share, including the dividend payable on March 31, 2021.

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

Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under the senior credit facility. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors. There were no repurchases under the program as of December 31, 2020. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.

Debt Service and Contractual Obligations. As of December 31, 2020, we had outstanding debt of approximately $2.89 billion. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under the senior credit facility. In addition, it has fixed commercial commitments. These commitments are detailed on a contractual basis as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Long-term debt	$2,886.5	$122.5	$0.7	$0.8	$2,762.5
Interest obligations on long-term debt(1)	770.0	113.2	222.6	222.5	211.7
Billboard site, transit, and other operating and financing leases	1,731.6	260.8	394.1	300.6	776.1
Total payments due	$5,388.1	$496.5	$617.4	$523.9	$3,750.3

(1)	Interest rates on our variable rate instruments are assuming rates at the December 2020 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Revolving Bank Facility(2)	$750.0	$—	$—	$750.0	$—
Standby Letters of Credit(3)	$14.0	$12.7	$0.5	$0.8	$—

(2)	Lamar Media had no borrowings outstanding under the revolving credit facility at December 31, 2020.
(3)	The standby letters of credit are issued under Lamar Media’s revolving credit facility and reduce the availability of the facility by the same amount.

Cash Flows

The Company’s cash flows provided by operating activities decreased by $61.0 million for the year ended December 31, 2020, primarily resulting from a decrease in revenues of approximately $184.8 million and offset by a decrease in operating expenses (excluding stock-based compensation and depreciation and amortization) of approximately $65.8 million, as compared to the comparable period in 2019.

Cash flows used in investing activities decreased $265.1 million from $362.0 million in 2019 to $96.9 million in 2020 primarily due to a net decrease in the amount of assets acquired through acquisitions and capital expenditures of $259.4 million, as compared to the same period in 2019.

The Company’s cash flows used in financing activities were $377.9 million for the year ended December 31, 2020 as compared to $264.4 million in 2019.  This increase in cash used in financing activities of $113.6 million for the year ended December 31, 2020 is primarily due to financing transactions during the year and offset by a decrease in cash paid for dividends and distributions over the comparable period in 2019.

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

In our annual or interim measurement for impairment of goodwill, the Company conducts a qualitative assessment by examining relevant events and circumstances that could have a negative impact on the Company’s goodwill, which include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, reporting unit dispositions and acquisitions, the market capitalization of the Company and other relevant events specific to the Company. If, after assessing the totality of events or circumstances described above, the Company determines that it is more likely than not that the fair value of either of the Company's reporting units is less than its carrying amount, the Company will perform a quantitative impairment test. If impairment is indicated as a result of the quantitative impairment test, a goodwill impairment charge would be recorded to write the goodwill down to its implied fair value.  Based on the goodwill impairment analysis performed on December 31, 2020, we determined that the fair value of each reporting unit exceeded the carrying value and no impairment charge was recorded.

Asset Retirement Obligations. The Company had an asset retirement obligation of $222.9 million as of December 31, 2020. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.

This calculation includes 100% of the Company’s billboard structures on leased land (which currently consist of approximately 75,800 structures). The Company uses a 15-year retirement period based on historical operating experience in its core markets, including the actual time that billboard structures have been located on leased land in such markets and the actual length of the leases in the core markets, which includes the initial term of the lease, plus consideration of any renewal period. Historical third-party cost information is used to estimate the cost of dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on the Company’s historical credit-adjusted risk free rate.

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

Lease Liabilities and Right of Use Assets: On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Codified as ASC 842),” which resulted in recording operating lease liabilities and right of use assets on our consolidated balance sheet. Our operating lease liabilities (including short-term liabilities) and right of use asset balances were $1.18 billion and $1.22 billion as of December 31, 2020, respectively.  The balance is recorded based on the present value of the remaining minimum rental payments under the leasing standard for our existing operating leases. The key estimates for our leases include (1) the discount rate used to discount the unpaid lease payments to present value and (2) lease term. Our leases generally do not include a readily determinable implicit rate, therefore, using a portfolio approach, we determine our collateralized incremental borrowing rate to discount the lease payments based on the information available at lease commencement. Our lease terms include the noncancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonable certain to exercise, or an option to extend the lease controlled by the lessor. The Company has determined we are not reasonably certain to exercise renewals or termination options, and as a result we use the lease’s initial stated term as the lease term for our lease population.

ACCOUNTING STANDARDS AND REGULATORY UPDATE

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, and additional changes modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 and the impact of the adoption was not material to the Company’s consolidated financial statements. As of December 31, 2020, the Company’s allowance for credit losses considered the current and future impacts caused by the COVID-19 pandemic, based on available information to date. The Company will continue to actively monitor the impact of COVID-19 on expected credit losses.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2020, 2019 and 2018. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	35.5%	33.6%	34.5%
General and administrative expenses	18.3%	18.2%	17.8%
Corporate expenses	4.5%	4.8%	5.1%
Depreciation and amortization	16.0%	14.3%	13.8%
Operating income	26.2%	29.5%	28.3%
Loss on extinguishment of debt	1.6%	—	0.9%
Interest expense	8.8%	8.6%	8.0%
Income tax expense (benefit)	0.3%	(0.2)%	0.7%
Net income	15.5%	21.2%	18.8%

Year ended December 31, 2020 compared to Year ended December 31, 2019

Net revenues decreased $184.8 million or 10.5% to $1.57 billion for the year ended December 31, 2020 from $1.75 billion for the same period in 2019. This decrease was attributable primarily to a decrease in billboard and transit net revenues of $134.3 million and $49.2 million, respectively, over the prior period, which is primarily related to the effects of the ongoing COVID-19 pandemic.

Net revenues for the year ended December 31, 2020, as compared to acquisition-adjusted net revenues for the comparable period in 2019, decreased $191.2 million, or 10.9%. The $191.2 million decrease in net revenues is primarily due to a $146.9 million and $46.9 million decrease in billboard and transit net revenues, respectively, which are due to the effects of the ongoing pandemic. The decrease in billboard and transit net revenues was slightly offset by an increase of $2.6 million in logo net revenues. See “Reconciliations” below.

Total operating expenses, exclusive of depreciation and amortization and (gain) loss on disposition of assets, decreased $76.7 million, or 7.7% to $916.0 million for the year ended December 31, 2020 from $992.7 million in the same period in 2019. The $76.7 million decrease over the prior year is primarily comprised of a decrease in total direct, general and administrative and corporate expenses (excluding stock-based compensation) of $65.8 million primarily related to reductions in our billboard lease costs, transit and airport franchise costs, as well as reductions in our workforce.

Depreciation and amortization expense increased $1.3 million to $251.3 million for the year ended December 31, 2020 as compared to $250.0 million for the same period in 2019.

For the year ended December 31, 2020, Lamar Media recognized a gain on disposition of assets of $9.0 million as compared to a gain on disposition of assets of $7.2 million for the same period in 2019. The gain on disposition of assets for the year ended December 31, 2020 was primarily from gains on the sale of billboard assets of $4.5 million and a $3.2 million gain from the sale of the Company aircraft in December 2020.

Due primarily to the above factors, operating income decreased $107.6 million to $410.6 million for the year ended December 31, 2020 compared to $518.2 million for the same period in 2019.

During the year ended December 31, 2020, Lamar Media recorded a $25.2 million loss on debt extinguishment related to Lamar Media’s early repayment of its 5 3/8% Senior Notes and 5% Senior Subordinated Notes and refinancing of the senior credit facility.  The $25.2 million loss is comprised of a cash redemption premium and fees of $14.3 million and a non-cash write off of unamortized deferred financing costs of approximately $10.9 million.  See “Uses of Cash” for more information.

Interest expense decreased $13.0 million for the year ended December 31, 2020 to $137.6 million as compared to $150.6 million for the year ended December 31, 2019.  The decrease in interest expense is primarily related Lamar Media’s debt transactions completed in 2020, as well as a reduction in our senior credit facility interest rates.

The decrease in operating income and increase in loss on extinguishment of debt, offset by the decrease in interest expense over the comparable period in 2019, resulted in a $119.8 million decrease in net income before income taxes.

Lamar Media recorded income tax expense of $4.7 million for the year ended December 31, 2020 as compared to an income tax benefit of $4.2 million for the same period in 2019. The $4.7 million tax expense equates to an effective tax rate for the year ended December 31, 2020 of approximately 1.9%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2020 of $243.9 million, as compared to net income of $372.5 million for the same period in 2019.

Reconciliations:

Because acquisitions occurring after December 31, 2018 have contributed to our net revenue results for the periods presented, we provide 2019 acquisition-adjusted net revenue, which adjusts our 2019 net revenue for the year ended December 31, 2019 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2020.

Reconciliations of 2019 reported net revenue to 2019 acquisition-adjusted net revenue for the year ended December 31, 2019 as well as a comparison of 2019 acquisition-adjusted net revenue to 2020 reported net revenue for the year ended December 31, 2020, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2020	2019
	(in thousands)
Reported net revenue	$1,568,856	$1,753,644
Acquisition net revenue	—	6,438
Adjusted totals	$1,568,856	$1,760,082

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$243,873	$372,540	$(128,667)	(34.5)%
Income tax expense (benefit)	4,660	(4,222)	8,882
Loss on extinguishment of debt	25,235	—	25,235
Interest expense, net	136,826	149,852	(13,026)
Gain on disposition of assets	(9,026)	(7,241)	(1,785)
Depreciation and amortization	251,296	250,028	1,268
Impact of ASC 842 adoption	—	3,894	(3,894)
Capitalized contract fulfillment costs, net	387	(9,186)	9,573
Stock-based compensation expense	18,772	29,647	(10,875)
Adjusted EBITDA	$672,023	$785,312	$(113,289)	(14.4)%

Adjusted EBITDA for the year ended December 31, 2020 decreased 14.4% to $672.0 million. The decrease in adjusted EBITDA was primarily attributable to the decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption) of $146.5 million, and was partially offset by a decrease in general and administrative and corporate expenses of $33.2 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2020	2019	(Decrease)	(Decrease)
Net income	$243,873	$372,540	$(128,667)	(34.5)%
Depreciation and amortization related to real estate	238,932	235,802	3,130
Gain from disposition of real estate assets and investments	(5,790)	(6,775)	985
Non-cash tax benefit for REIT converted assets	—	(17,031)	17,031
Adjustments for unconsolidated affiliates and non-controlling interest	629	771	(142)
FFO	$477,644	$585,307	$(107,663)	(18.4)%
Straight-line expense (income)	3,597	(361)	3,958
Impact of ASC 842 adoption	—	3,894	(3,894)
Capitalized contract fulfillment costs, net	387	(9,186)	9,573
Stock-based compensation expense	18,772	29,647	(10,875)
Non-cash portion of tax provision	(797)	2,901	(3,698)
Gain from one-time sale of non-real estate assets	(3,197)	—	(3,197)
Non-real estate related depreciation and amortization	12,364	14,226	(1,862)
Amortization of deferred financing costs	5,909	5,365	544
Loss on extinguishment of debt	25,235	—	25,235
Capital expenditures – maintenance	(24,028)	(49,155)	25,127
Adjustments for unconsolidated affiliates and non-controlling interest	(629)	(771)	142
AFFO	$515,257	$581,867	$(66,610)	(11.4)%

FFO for the year ended December 31, 2020 was $477.6 million as compared to FFO of $585.3 million for the same period in 2019. AFFO for the year ended December 31, 2020 decreased 11.4% to $515.3 million as compared to $581.9 million for the same period in 2019. The decrease in AFFO was primarily attributable to the decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption), offset by decreases in general and administrative and corporate expenses (excluding the effect of stock based compensation expense).

Year ended December 31, 2019 compared to Year ended December 31, 2018

Net revenues increased $126.4 million or 7.8% to $1.75 billion for the year ended December 31, 2019 from $1.63 billion for the same period in 2018. This increase was attributable primarily to an increase in billboard net revenues of $124.6 million or 8.8% over the prior period, which is primarily related to the integration of outdoor assets acquired during 2018 and 2019, and the addition of approximately 330 digital displays during the year ended December 31, 2019.  In addition, transit revenue increased $2.1 million, which represents an increase of 1.6% over the prior period.

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

Reconciliations of 2018 reported net revenue to 2018 acquisition-adjusted net revenue for the year ended December 31, 2018 as well as a comparison of 2018 acquisition-adjusted net revenue to 2019 reported net revenue for the year ended December 31, 2019, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2019	2018
	(in thousands)
Reported net revenue	$1,753,644	$1,627,222
Acquisition net revenue	—	80,745
Adjusted totals	$1,753,644	$1,707,967

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$372,540	$305,631	$66,909	21.9%
Income tax (benefit) expense	(4,222)	10,697	(14,919)
Loss on extinguishment of debt	—	15,429	(15,429)
Interest expense (income), net	149,852	129,198	20,654
(Gain) loss on disposition of assets	(7,241)	7,233	(14,474)
Depreciation and amortization	250,028	225,261	24,767
Impact of ASC 842 adoption	3,894	—	3,894
Capitalized contract fulfillment costs, net	(9,186)	—	(9,186)
Stock-based compensation expense	29,647	29,443	204
Adjusted EBITDA	$785,312	$722,892	$62,420	8.6%

Adjusted EBITDA for the year ended December 31, 2019 increased 8.6% to $785.3 million. The increase in adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption) of $92.7 million, and was partially offset by an increase in general and administrative and corporate expenses of $30.3 million, excluding the impact of stock-based compensation expense and the impact of ASC 842 adoption.

Net Income/FFO/AFFO

(in thousands)

	Year Ended December 31,		Amount of Increase	Percent Increase
	2019	2018	(Decrease)	(Decrease)
Net income	$372,540	$305,631	$66,909	21.9%
Depreciation and amortization related to real estate	235,802	212,457	23,345
(Gain) loss from disposition of real estate assets and investments	(6,775)	8,689	(15,464)
Non-cash tax benefit for REIT converted assets	(17,031)	—	(17,031)
Adjustments for unconsolidated affiliates and non-controlling interest	771	648	123
FFO	$585,307	$527,425	$57,882	11.0%
Straight-line income	(361)	(2,036)	1,675
Impact of ASC 842 adoption	3,894	—	3,894
Capitalized contract fulfillment costs, net	(9,186)	—	(9,186)
Stock-based compensation expense	29,647	29,443	204
Non-cash portion of tax provision	2,901	660	2,241
Non-real estate related depreciation and amortization	14,226	12,804	1,422
Amortization of deferred financing costs	5,365	4,920	445
Loss on extinguishment of debt	—	15,429	(15,429)
Capital expenditures – maintenance	(49,155)	(43,108)	(6,047)
Adjustments for unconsolidated affiliates and non-controlling interest	(771)	(648)	(123)
AFFO	$581,867	$544,889	$36,978	6.8%

FFO for the year ended December 31, 2019 was $585.3 million as compared to FFO of $527.4 million for the same period in 2018. AFFO for the year ended December 31, 2019 increased 6.8% to $581.9 million as compared to $544.9 million for the same period in 2018. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization, capitalized contract fulfillment costs, net and the impact of ASC 842 adoption), offset by increases in general and administrative and corporate expenses (excluding the effect of stock based compensation expense and the impact of ASC 842 adoption).

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2020, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements.

Lamar Media Corp. has variable rate debt outstanding under the senior credit facility and its Accounts Receivable Securitization Program.  Because interest rates may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in interest rates may have on the applicable borrowings outstanding.  Increases in the interest rates applicable to these borrowings would result in increased interest expense and a reduction in the Company’s net income.

At December 31, 2020 there was approximately $709.0 million of indebtedness outstanding under the senior credit facility and Accounts Receivable Securitization Program, or approximately 24.6% of the Company’s outstanding long-term debt (including current maturities) on that date, bearing interest at variable rates. The aggregate interest expense for 2020 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $20.6 million, and the weighted average interest rate applicable to these borrowings during 2020 was 2.1%. Assuming that the weighted average interest rate was 200 basis points higher (that is 4.1% rather than 2.1%), then the Company’s 2020 interest expense would have increased by approximately $18.4 million for the year ended December 31, 2020.

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

Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2020, Lamar Advertising’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lamar Advertising Company:

Opinion on Internal Control Over Financial Reporting

We have audited Lamar Advertising Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lamar Advertising Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 7 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases (ASC 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the accounting lease term for the portfolio of billboard land leases

As discussed in Note 7 to the consolidated financial statements, a lessee determines the lease term at the commencement date by identifying the non-cancellable period of the lease and then adding any periods for which it is reasonably certain to exercise a renewal option (or not to exercise a termination option).  The Company has over 69,000 billboard land leases for which they determined the lease term using a portfolio approach, in accordance with which the negotiated stated initial lease term for each was concluded to be the lease term under ASC 842.

We identified the assessment of the lease term for the portfolio of billboard land leases, which affects the discount rate for the lease as well as the measurement of the lease liability and right of use asset, as a critical audit matter. In the Company’s billboard land leases, the Company typically has both unilateral renewal and termination options. Determining the lease term involved a high degree of subjectivity as to whether the lease term should or should not include renewal period(s) (including periods after an optional termination date), the evaluation of which required subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s billboard land lease process, including controls over the qualifications and experience of individuals negotiating the stated initial lease term, reconciliation of inputs into the system, approval of lease contracts, and annual evaluation of the renewals and terminations exercised by the Company during the year.  We evaluated the competence, capabilities, and objectivity of the Company’s real estate team that negotiates the lease terms and conditions, and whether the team considers economic factors that are consistent with those enumerated in ASC 842 when negotiating the stated initial lease term and associated renewal and termination options. We inspected the Company’s assessment and conclusion about using the portfolio approach for its billboard land leases. We tested a sample of the Company’s billboard land lease population and obtained underlying documentation to evaluate whether the leases entered into are similar in terms of the lease agreement creation process, purpose for the lease (i.e. to host a Company billboard), and lease term considerations. We assessed the impact of billboard land leases with early terminations and renewals beyond the stated initial term to evaluate the Company’s assertion that use of the stated initial lease term as the lease term for its billboard land leases on a portfolio basis was appropriate.

/s/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 1999.

Baton Rouge, Louisiana

February 26, 2021

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2020 and 2019

(In thousands, except share and per share data)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$121,569	$26,188
Receivables, net of allowance for doubtful accounts of $14,946 and $13,185 as of 2020 and 2019, respectively	240,854	254,930
Other current assets	18,147	29,051
Total current assets	380,570	310,169
Property, plant and equipment (note 5)	3,615,505	3,660,311
Less accumulated depreciation and amortization	(2,333,656)	(2,311,196)
Net property, plant and equipment	1,281,849	1,349,115
Operating lease right of use assets	1,222,013	1,320,779
Financing lease right of use assets	19,670	—
Goodwill (note 6)	1,912,328	1,912,274
Intangible assets, net (note 6)	914,446	992,244
Other assets	60,565	56,574
Total assets	$5,791,441	$5,941,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$12,017	$14,974
Current maturities of long-term debt, net of deferred financing costs of $445 and $6,081 in 2020 and 2019, respectively (note 9)	122,434	226,514
Current operating lease liabilities (note 7)	195,439	196,841
Current financing lease liabilities (note 7)	1,331	—
Accrued expenses (note 8)	105,288	107,225
Deferred income	111,363	127,254
Total current liabilities	547,872	672,808
Long-term debt, net of deferred financing costs of $39,672 and $18,333 in 2020 and 2019, respectively (note 9)	2,764,082	2,753,604
Operating lease liabilities (note 7)	993,776	1,068,181
Financing lease liabilities (note 7)	18,608	—
Deferred income tax liabilities (note 12)	4,854	5,713
Asset retirement obligation (note 10)	222,876	226,137
Other liabilities	36,605	34,406
Total liabilities	4,588,673	4,760,849
Stockholders’ equity (note 14):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2020 and 2019	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized, 87,111,327 and 86,596,498 shares issued and 86,491,646 and 86,093,300 outstanding at 2020 and 2019, respectively	87	87
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2020 and 2019	14	14
Additional paid-in-capital	1,963,850	1,922,222
Accumulated comprehensive income	934	685
Accumulated deficit	(717,331)	(708,408)
Cost of shares held in treasury, 619,681 and 503,198 shares in 2020 and 2019, respectively	(44,786)	(34,294)
Stockholders’ equity	1,202,768	1,180,306
Total liabilities and stockholders’ equity	$5,791,441	$5,941,155

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2020, 2019 and 2018

(In thousands, except share and per share data)

	2020	2019	2018
Statements of Income
Net revenues (note 2)	$1,568,856	$1,753,644	$1,627,222
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	557,661	590,078	561,848
General and administrative expenses (exclusive of depreciation and amortization)	287,874	318,380	289,428
Corporate expenses (exclusive of depreciation and amortization)	70,944	84,658	82,896
Depreciation and amortization (note 11)	251,296	250,028	225,261
(Gain) loss on disposition of assets	(9,026)	(7,241)	7,233
	1,158,749	1,235,903	1,166,666
Operating income	410,107	517,741	460,556
Other expense (income):
Loss on extinguishment of debt	25,235	—	15,429
Interest income	(797)	(764)	(534)
Interest expense	137,623	150,616	129,732
	162,061	149,852	144,627
Income before income tax expense (benefit)	248,046	367,889	315,929
Income tax expense (benefit) (note 12)	4,660	(4,222)	10,697
Net income	243,386	372,111	305,232
Preferred stock dividends	365	365	365
Net income applicable to common stock	$243,021	$371,746	$304,867
Earnings per share:
Basic earnings per share	$2.41	$3.71	$3.09
Diluted earnings per share	$2.41	$3.71	$3.08
Cash dividends declared per share of common stock	$2.50	$3.84	$3.65
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	100,756,361	100,130,721	98,817,525
Weighted average common shares outstanding diluted	100,902,700	100,320,574	99,086,160
Statements of Comprehensive Income
Net income	$243,386	$372,111	$305,232
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	249	673	(1,290)
Comprehensive income	$243,635	$372,784	$303,942

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020, 2019 and 2018

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2017	$—	84	14	(21,300)	1,762,499	1,302	(639,106)	1,103,493
Non-cash compensation	—	—	—	—	4,012	—	—	4,012
Issuance of 150,259 shares of common stock through stock awards	—	—	—	—	11,012	—	—	11,012
Exercise of 361,618 shares of stock options	—	1	—	—	13,432	—	—	13,433
Issuance of 126,012 shares of common stock through employee purchase plan	—	—	—	—	7,115	—	—	7,115
Issuance of 576,002 shares of common stock for cash	—	1	—	—	42,069	—	—	42,070
Issuance of 163,137 shares of common stock for purchase of assets	—	—	—	—	12,282	—	—	12,282
Purchase of 57,619 shares of treasury stock	—	—	—	(4,112)	—	—	—	(4,112)
Foreign currency translation	—	—	—	—	—	(1,290)	—	(1,290)
Net income	—	—	—	—	—	—	305,232	305,232
Dividends/distributions to common shareholders ($3.65 per common share)	—	—	—	—	—	—	(361,098)	(361,098)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2018	$—	86	14	(25,412)	1,852,421	12	(695,337)	1,131,784
Non-cash compensation	—	—	—	—	4,604			4,604
Issuance of 302,507 shares of common stock through stock awards	—	—	—	—	20,956	—	—	20,956
Exercise of 340,684 shares of stock options	—	—	—	—	14,984	—	—	14,984
Issuance of 129,972 shares of common stock through employee purchase plan	—	—	—	—	8,060	—	—	8,060
Issuance of 266,410 shares of common stock for cash	—	1	—	—	21,197	—	—	21,198
Purchase of 114,295 shares of treasury stock	—	—	—	(8,882)	—	—	—	(8,882)
Foreign currency translation	—	—	—	—	—	673	—	673
Net income	—	—	—	—	—	—	372,111	372,111
Dividends/distributions to common shareholders ($3.84 per common share)	—	—	—	—	—	—	(384,817)	(384,817)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2019	$—	87	14	(34,294)	1,922,222	685	(708,408)	1,180,306
Non-cash compensation	—	—	—	—	4,669			4,669
Issuance of 298,124 shares of common stock through stock awards	—	—	—	—	25,811	—	—	25,811
Exercise of 61,949 shares of stock options	—	—	—	—	3,138	—	—	3,138
Issuance of 154,756 shares of common stock through employee purchase plan	—	—	—	—	8,010	—	—	8,010
Purchase of 116,483 shares of treasury stock	—	—	—	(10,492)	—	—	—	(10,492)
Foreign currency translation	—	—	—	—	—	249	—	249
Net income	—	—	—	—	—	—	243,386	243,386
Dividends/distributions to common shareholders ($2.50 per common share)	—	—	—	—	—	—	(251,944)	(251,944)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2020	$—	87	14	(44,786)	1,963,850	934	(717,331)	1,202,768

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$243,386	$372,111	$305,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,296	250,028	225,261
Stock-based compensation	18,772	29,647	29,443
Amortization included in interest expense	5,909	5,365	4,920
(Gain) loss on disposition of assets and investments	(9,026)	(7,241)	7,233
Loss on extinguishment of debt	25,235	—	15,429
Deferred income tax (benefit) expense	(797)	(14,130)	1,538
Provision for doubtful accounts	12,729	10,608	7,985
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	1,287	(28,357)	(33,292)
Prepaid expenses	591	275	(5,433)
Other assets	7,629	(11,257)	2,828
Increase (decrease) in:
Trade accounts payable	841	700	1,366
Accrued expenses	10,052	(1,597)	(6,292)
Operating lease liabilities	24,549	9,102	—
Other liabilities	(22,580)	15,611	8,628
Cash flows provided by operating activities	569,873	630,865	564,846
Cash flows from investing activities:
Capital expenditures	(62,272)	(140,956)	(117,638)
Acquisitions	(45,584)	(226,278)	(477,389)
(Increase) decrease in notes receivable	—	(448)	9
Proceeds received from property insurance claims	—	210	4,222
Proceeds from disposition of assets and investments	10,968	5,438	6,648
Cash flows used in investing activities	(96,888)	(362,034)	(584,148)
Cash flows from financing activities:
Net proceeds from issuance of common stock	11,148	44,262	62,662
Cash used for purchase of treasury shares	(10,492)	(8,882)	(4,112)
Proceeds received from revolving credit facility	725,000	495,000	563,000
Payments on revolving credit facility	(875,000)	(625,000)	(481,000)
Principal payments on long term debt	(9,112)	(34,471)	(27,328)
Borrowings on long term debt	8,750	—	—
Proceeds received from senior credit facility term loans	598,500	—	599,250
Payments on senior credit facility term loans	(978,097)	—	—
Proceeds received from accounts receivable securitization program	122,500	9,000	175,000
Payments on accounts receivable securitization program	(175,000)	(9,000)	—
Debt issuance costs	(32,950)	(4,463)	(7,616)
Proceeds received from note offering	1,549,250	255,000	—
Redemption of senior notes and senior subordinated notes	(1,058,596)	—	(509,790)
Distributions to non-controlling interest	(1,509)	(621)	(541)
Dividends/distributions	(252,309)	(385,182)	(443,088)
Cash flows used in financing activities	(377,917)	(264,357)	(73,563)
Effect of exchange rate changes in cash and cash equivalents	313	220	(1,112)
Net increase (decrease) in cash and cash equivalents	95,381	4,694	(93,977)
Cash and cash equivalents at beginning of period	26,188	21,494	115,471
Cash and cash equivalents at end of period	$121,569	$26,188	$21,494
Supplemental disclosures of cash flow information:
Cash paid for interest	$130,864	$139,585	$136,711
Cash paid for state and federal income taxes	$4,033	$14,449	$8,563

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Description of the Business and Significant Accounting Policies

(a) Nature of Business

Lamar Advertising Company (the Company) is engaged in the outdoor advertising business, operating approximately 153,200 billboard advertising displays in 45 states and Canada. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, the Company operates a logo sign business in 23 states throughout the United States and the province of Ontario, Canada and operates approximately 47,700 transit advertising displays in 22 states and Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising in airport terminals, on bus shelters, benches and buses in the markets it serves.

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

The unprecedented COVID-19 pandemic and the related government-imposed restrictions and social distancing measures have had an adverse effect on the demand for out-of-home advertising. As a result, demand for billboard, transit and airport advertising has declined, which has negatively affected the Company’s revenues and financial position for the year ended December 31, 2020. We have implemented measures to mitigate the impact on the Company’s financial position, which include: maintaining substantial liquidity and strengthening our debt maturity schedule (see Note 9 Long-term Debt), reducing our consolidated operating costs (exclusive of depreciation and amortization and gain on disposition of assets), limiting spending on capital projects, minimizing acquisition activity, and utilizing portions of the CARES Act for deferral of employer portions of social security taxes through the end of 2020. Management continues to monitor the effects of the COVID-19 pandemic on our business and the ultimate extent of impact on our financial position and results of operations cannot currently be predicted.

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

We define the term ‘chief operating decision maker’ to be our executive management group, which consist of our Executive Chairman, President and Chief Executive Officer, and Chief Financial Officer. Currently, all operations are reviewed on a consolidated basis for budget and business plan performance by our executive management group. Additionally, operational performance at the end of each reporting period is viewed in the aggregate by our management group. Any decisions related to changes in invested capital, personnel, operational improvement or training, or to allocate other company resources are made based on the combined results.

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

The Company performed its annual measurement for impairment of the goodwill of its reporting units and concluded the fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on December 31, 2020 and 2019; therefore, the Company was not required to recognize an impairment loss.

Intangible assets, consisting primarily of site locations, customer lists and contracts, and non-competition agreements are amortized using the straight-line method over the assets estimated useful lives, generally from 2 to 15 years.

(e) Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment, lease right of use assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset or asset group before interest expense. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(f) Acquisitions

The Company accounts for transactions that meet the definition of a business and group asset purchases as acquisitions.  For transactions that meet the definition of a business combination, the Company allocates the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. The determination of the final purchase price and the acquisition-date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period and result in adjustments to the preliminary estimate recognized in the prior period financial statements For transactions that meet the definition of asset group purchases, the Company proportionally allocates the purchase price to the assets based on relative fair value acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition.  If a transaction is determined to be a group of assets, any direct acquisition costs are capitalized. Transaction costs for transactions determined to be a business combination are expensed as incurred.

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

Financing lease right of use assets are amortized over the life of the lease which is recorded in depreciation and amortization on the consolidated statements of income and comprehensive income. Interest related to financing lease liabilities is recorded in interest expense on the consolidated statements of income and comprehensive income.

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

	2020	2019	2018
Net revenues	$8,088	$9,636	$8,955
Direct advertising expenses	$3,971	$3,982	$3,633
General and administrative expenses	$3,144	$4,986	$4,758

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

(k) Dividends/Distributions

As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). During the years ended December 31, 2020 and 2019, the Company declared and paid distributions of its REIT taxable income of $251,944 or $2.50 per share and $384,817 or $3.84 per share, respectively. During the year ended December 31, 2018, the Company paid cash distributions of its REIT taxable income in an aggregate amount of $442,632 or $4.48 per share. The distributions paid during 2018 include distributions declared and accrued as of December 31, 2017 of $81,534 or $0.83 per share. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including the financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in its existing and future debt instruments, the Company’s ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant. During each of the years ended December 31, 2020 and 2019, the Company paid dividend distributions to holders of its Series AA Preferred Stock of $365 or $63.80 per share. During the year ended December 31, 2018, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $456 or $79.75 per share, including $91, or $15.95 per share, related to distributions accrued for in 2017.

(l) Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. For the years ended December 31, 2020, 2019 and 2018 there were no dilutive shares excluded from the calculation.

(m) Stock Based Compensation

Compensation expense for share-based awards is recognized based on the grant date fair value of those awards. Stock based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which generally commensurates with the vesting term. Non-cash compensation expense recognized during the years ended December 31, 2020, 2019, and 2018 were $18,772, $29,647 and $29,443, respectively. The $18,772 expensed during the year ended December 31, 2020 consists of (i) $4,249 related to stock options and the employee stock purchase plan, (ii) $12,602 related to stock grants made under the Company’s performance-based stock incentive program in 2020, (iii) $1,451 related to non-performance restricted stock awards and (iv) $470 related to restricted stock awards to directors. See Note 15 for information on the assumptions used to calculate the fair value of stock-based compensation.

(n) Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

(o) Credit Losses

The Company estimates credit losses on financial instruments based on amounts expected to be collected. The allowance for doubtful accounts is estimated based on historical collections, accounts receivable aging, economic indicators, and expected future trends.

(p) Foreign Currency Translation

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

(q) Asset Retirement Obligations

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

(r) Use of Estimates

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

(s) Comprehensive Income

Total comprehensive income is presented in the Consolidated Statements of Income and Comprehensive Income and the components of accumulated comprehensive income (loss) are presented in the Consolidated Statements of Stockholders’ Equity. Comprehensive income (loss) is composed of foreign currency translation effects.

(t) Fair Value Measurements

The Company determines the fair value of its financial instruments using the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

(u) Subsequent Events

The Company has performed an evaluation of subsequent events through the date on which the financial statements are issued.

(2) Revenue

On January 1, 2018, we adopted FASB Accounting Standards Update (“ASU”) No. 2014-09 (Codified as ASC 606), Revenue from Contracts with Customers using the cumulative effect transition method applied to those contracts which were not completed as of January 1, 2018 and are not accounted for under ASC 840, Leases.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 or 840.

A majority of our billboard, logo, and transit space contracts were accounted for under ASC 840 and continued to be accounted for under the topic until January 1, 2019, our adoption date of ASU No. 2016-02 (Codified as ASC 842), Leases. Contracts which began prior to January 1, 2019 and were accounted for under ASC 840 continued to be accounted for as a lease until the contract ends or is modified. Contracts beginning or modified on or after January 1, 2019 which do not meet the criteria of a lease under ASC 842 are accounted for under ASC 606, Revenue. The majority of our advertising space contracts do not meet the definition of a lease under ASC 842.

Due to the transition of our advertising space contracts into ASC 606 we are now required to capitalize our costs to fulfill a contract and expense the costs over the contract period.  These costs include our costs to install advertising copy onto billboards. These costs were expensed as incurred under ASC 840. During the years ended December 31, 2020 and 2019, we capitalized $22,698 and $24,920, respectively, of costs to fulfill a contract which is included in other current assets on the Consolidated Balance Sheets, net of expensed costs of $23,085 and $15,734, respectively. The expensed costs are recorded in direct advertising expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Income and Comprehensive Income.

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

The following table presents our disaggregated revenue by source including revenues accounted for under ASC 840, ASC 842 and ASC 606 for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Billboard Advertising	$1,403,239	$1,537,542	$1,412,978
Logo Advertising	82,944	84,201	84,424
Transit Advertising	82,673	131,901	129,820
Net Revenues	$1,568,856	$1,753,644	$1,627,222

(3) Acquisitions

Year Ended December 31, 2020

During the twelve months ended December 31, 2020, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $46,160, of which $45,584 was in cash and $576 in non-cash consideration.

Each of these acquisitions was accounted for under the acquisition method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition purchase price has been proportionally allocated to assets based on relative fair value acquired and liabilities assumed based on fair market value at the dates of acquisition.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The following is a summary of the allocation of the purchase price in the above transactions.

Total
Property, plant and equipment	$13,376
Site locations	27,902
Non-competition agreements	140
Customer lists and contracts	3,979
Asset acquisition costs	154
Current assets	3
Current liabilities	(295)
Operating right of use assets	7,269
Operating lease liabilities	(6,368)
$46,160

The total amount of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $3,979 (7 year weighted average useful life) and site locations of $27,902 (15 year weighted average useful life). The aggregate amortization expense related to the 2020 acquisitions for the year ended December 31, 2020 was approximately $1,356.

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

As of December 31, 2019, we finalized our fair value allocation of the assets acquired and liabilities assumed from Fairway on December 21, 2018. Our updated fair value allocation of Fairway during 2019 includes property, plant and equipment, intangibles and goodwill of $96,840, $188,400 and $145,534, respectively. During the period ended December 31, 2019, goodwill was adjusted $36,583 due to updates from the original preliminary purchase price allocation provided as of December 31, 2018. The updated allocation resulted in prior and current period changes to depreciation and amortization. These changes were considered immaterial and recorded during the year ended December 31, 2019. During the year ended December 31, 2019, assets purchased from Fairway, which were initially placed into our taxable REIT subsidiary, were transferred to our qualifying REIT subsidiary. As a result, the Company recorded an income tax benefit of $17,031 in deferred tax liabilities assumed from our purchase.

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

(4) Non-cash Financing and Investing Activities

For the years ended December 31, 2020 and 2019, there were no significant non-cash investing activities. For the year ended December 31, 2018, the Company had non-cash investing activities for the issuance of 163,137 shares of its Class A common stock related to acquisition purchases. The issuance had an approximate value of $12,282. For the year ended December 31, 2020, the Company had non-cash financing activities related to financing lease liabilities of $19,891. There were no significant non-cash financing activities during the years ended December 31, 2019 and 2018.

(5) Property, Plant and Equipment

Major categories of property, plant and equipment at December 31, 2020 and 2019 are as follows:

	Estimated Life (Years)	2020	2019
Land	—	$413,257	$406,884
Building and improvements	10 — 39	187,921	181,797
Advertising structures	5 — 15	2,880,521	2,926,706
Automotive and other equipment	3 — 7	133,806	144,924
		$3,615,505	$3,660,311

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(6) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2020 and 2019:

	Estimated	2020		2019
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$645,739	$563,135	$641,714	$539,405
Non-competition agreements	3 — 15	66,156	64,647	66,014	64,379
Site locations	15	2,412,745	1,593,805	2,384,520	1,509,335
Other	2 — 15	50,018	38,625	49,864	36,749
		$3,174,658	$2,260,212	$3,142,112	$2,149,868
Unamortizable Intangible Assets:
Goodwill		$2,165,864	$253,536	$2,165,810	$253,536

The changes in the gross carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows:

Balance as of December 31, 2018	$2,172,922
Goodwill acquired during the year	29,360
Purchase price adjustments and other	(36,472)
Impairment losses	—
Balance as of December 31, 2019	$2,165,810
Goodwill acquired during the year	—
Purchase price adjustments and other	54
Impairment losses	—
Balance as of December 31, 2020	$2,165,864

Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $110,201, $113,679 and $95,010, respectively. The following is a summary of the estimated amortization expense for future years:

2021	$106,816
2022	101,964
2023	91,133
2024	87,320
2025	83,959
Thereafter	443,254
Total	$914,446

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

Financing lease right of use assets are amortized over the life of the lease which is recorded in depreciation and amortization on the consolidated statements of income and comprehensive income. Interest related to financing lease liabilities is recorded in interest expense on the consolidated statements of income and comprehensive income.

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

During the year ended December 31, 2020, we had base operating lease costs of $298,135 and variable operating lease costs of $69,242, for a total operating lease cost of $367,377. During the year ended December 31, 2019, we had base operating lease costs of $312,883 and variable operating lease costs of $76,492, for a total operating lease cost of $389,375. During the year ended December 31, 2018, we had total operating lease costs of $381,890. Our operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). Also, for the years ended December 31, 2020 and 2019, we recorded a gain of $451 and $4,061, respectively, in (gain) loss of disposition of assets related to the amendment and termination of lease agreements. Cash payments of $286,575 and $316,527 were made reducing our operating lease liabilities for the years ended December 31, 2020 and 2019, respectively, and are included in cash flows provided by operating activities in the Consolidated Statements of Cash Flows.

We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets or lease liabilities for agreements with a term of twelve months or less. We recorded $4,953 and $4,691 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the years ended December 31, 2020 and 2019, respectively.

Our operating leases have a weighted-average remaining lease term of 11.8 years. The weighted-average discount rate of our operating leases is 4.7%. During the year ended December 31, 2020, we obtained $25,264 of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions. Lease terminations during the year resulted in a $23,173 reduction to operating lease liabilities for the year ended December 31, 2020.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The following is a summary of the maturities of our operating lease liabilities as of December 31, 2020:

2021	$228,135
2022	182,214
2023	162,163
2024	145,750
2025	122,384
Thereafter	757,576
Total undiscounted operating lease payments	1,598,222
Less: Imputed interest	(409,007)
Total operating lease liabilities	$1,189,215

During the year ended December 31, 2020, we obtained $19,891 of leased assets in exchange for new financing lease liabilities. We had no financing lease liabilities for the year ended December 31, 2019. Our financing leases have a weighted-average remaining lease term of 6.9 years and a weighted-average discount rate of 3.1%. For the year ended December 31, 2020, amortization expense of $222 was recorded within depreciation and amortization and interest expense of $47 was recorded within interest expense, respectively, on the consolidated statements of income and comprehensive income in relation to these financing lease liabilities.

(8) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2020 and 2019:

	2020	2019
Payroll	$17,034	$20,223
Interest	33,583	32,734
Insurance benefits	12,499	11,554
Accrued variable lease and contract expense	19,274	12,559
Stock-based compensation	11,589	23,297
Other	11,309	6,858
	$105,288	$107,225

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(9) Long-term Debt

Long-term debt consists of the following at December 31, 2020 and 2019:

	December 31, 2020
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$598,466	$11,569	$586,897
Accounts Receivable Securitization Program	122,500	445	122,055
3 3/4% Senior Notes	600,000	8,031	591,969
4% Senior Notes	549,280	7,911	541,369
4 7/8% Senior Notes	400,000	5,586	394,414
5 3/4% Senior Notes	653,631	6,575	647,056
Other notes with various rates and terms	2,756	—	2,756
	2,926,633	40,117	2,886,516
Less current maturities	(122,879)	(445)	(122,434)
Long-term debt, excluding current maturities	$2,803,754	$39,672	$2,764,082

	December 31, 2019
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,127,069	$9,077	$1,117,992
Accounts Receivable Securitization Program	175,000	846	174,154
5% Senior Subordinated Notes	535,000	3,237	531,763
5 3/8% Senior Notes	510,000	3,502	506,498
5 3/4% Senior Notes	654,345	7,752	646,593
Other notes with various rates and terms	3,118	—	3,118
	3,004,532	24,414	2,980,118
Less current maturities	(232,595)	(6,081)	(226,514)
Long-term debt, excluding current maturities	$2,771,937	$18,333	$2,753,604

Long-term debt contractual maturities are as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2021	$122,879	$445	$122,434
2022	$362	$—	$362
2023	$381	$—	$381
2024	$400	$—	$400
2025	$420	$4,464	$(4,044)
Later years	$2,802,191	$35,208	$2,766,983

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

The new senior credit facility, as established by the Fourth Amended and Restated Credit Agreement (the “senior credit facility”), consists of (i) a new $750,000 senior secured revolving credit facility which will mature on February 6, 2025 (the “revolving credit facility”), (ii) a new $600,000 Term B loan facility (the “Term B loans”)  which will mature on February 6, 2027, and (iii) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to a pro forma secured debt ratio of 4.50 to 1.00, as well as certain other conditions including lender approval.  Lamar Media borrowed all $600,000 in Term B loans on February 6, 2020.  The entire amount of the Term B loans will be payable at maturity. The net proceeds from the Term B loans, together with borrowing under the revolving portion of the senior credit facility and a portion of the proceeds of the issuance of the 3 3/4% Senior Notes due 2028 and 4% Senior Notes due 2030 (both as described below), were used to repay all outstanding amounts under the Third Amended and Restated Credit Agreement, and all revolving commitments under that facility were terminated. As a result of refinancing our credit facility the Company incurred a loss on debt extinguishment of $5,608 for the year ended December 31, 2020.

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

As of December 31, 2020, there were no outstanding borrowings under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $13,970 in letters of credit outstanding as of December 31, 2020 resulting in $736,030 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 6, 2025.

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

On June 30, 2020, Lamar Media and the Special Purpose Subsidiaries entered into the Third Amendment (the “Third Amendment”) to the Receivables Financing Agreement dated December 18, 2018. The Third Amendment increases the maximum three month average Delinquency Ratio, Dilution Ratio and Days’ Sales Outstanding to 11.00% (from 8.00%), 7.00% (from 4.00%) and 75 days (from 65 days), respectively, for each of the months of June, July and August 2020. The Third Amendment does not modify any other financial covenant. Additionally, the Third Amendment establishes a new Minimum Funding Threshold, which requires the Special Purpose Subsidiaries to maintain minimum borrowings under the Accounts Receivable Securitization Program on any day equal to the lesser of (i) 50.00% of the aggregate Commitment of all Lenders or (ii) the Borrowing Base, though the Special Purpose Subsidiaries had the right to borrow less than the Minimum Funding Threshold during certain periods prior to December 21, 2020 at their election.

On October 23, 2020, Lamar Media and the Special Purpose Subsidiaries entered into the Fourth Amendment (the “Fourth Amendment”) to the Receivables Financing Agreement dated December 18, 2018.  The Fourth Amendment increases the maximum three month average Delinquency Ratio generally to 13.00% (and up to 16.00% for up to two additional periods upon written notice from Lamar Media), and increases the maximum three month average Dilution Ratio to 5.00% for the remaining term of the Accounts Receivable Securitization Program. Additionally, the Fourth Amendment increases the Minimum Funding Threshold which, as amended, requires the Special Purpose Subsidiaries to maintain minimum borrowings under the Accounts Receivable Securitization Program on any day equal to the lesser of (i) 70.00% of the aggregate Commitment of all Lenders or (ii) the Borrowing Base, though the Special Purpose Subsidiaries had the right to borrow less than the Minimum Funding Threshold during certain periods prior to December 21, 2020 at their election.

As of December 31, 2020 there was $122,500 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had an additional $52,500 available for borrowing under the Accounts Receivable Securitization Program as of December 31, 2020. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the year ended December 31, 2020.

The Accounts Receivable Securitization Program will mature on December 17, 2021. Lamar Media may amend the facility to extend the maturity date, enter into a new securitization facility with a different maturity date, or refinance the indebtedness outstanding under the Accounts Receivable Securitization Program using borrowings under its senior credit facility or from other financing sources.

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

On August 31, 2020, Lamar Media redeemed $267,500 in aggregate principal amount of the outstanding 5% Notes at a redemption price of 100.833%, plus accrued and unpaid interest up to but not including the redemption date. On September 16, 2020 Lamar Media redeemed the remaining aggregate principal amount of $267,500 of the outstanding 5% Notes at a redemption price of 100.833%, plus accrued and unpaid interest up to but not including the redemption date. These redemptions were funded using cash on hand, borrowings under the revolving credit facility and the Accounts Receivable Securitization Program and proceeds from the additional 4% Senior Notes issued on August 19, 2020. These redemptions combined resulted in a loss on debt extinguishment of $7,051, of which $4,456 was cash, for the year ended December 31, 2020.

5 3/8% Senior Notes

On January 10, 2014, Lamar Media completed an institutional private placement of $510,000 aggregate principal amount of 5 3/8% Senior Notes due 2024 (the “5 3/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $502,300. Lamar Media used the proceeds from the 4% Senior Notes (defined below) and 3 3/4% Senior Notes (defined below) to redeem in full all of the 5 3/8% Notes on February 20, 2020 at a redemption price of 101.792% of the aggregate principal amounts of the outstanding 5 3/8% Notes, plus accrued and unpaid interest up to but not including the redemption date. In conjunction with the redemption, the Company recorded a loss on debt extinguishment of $12,576, of which $9,139 was cash, for the year ended December 31, 2020.

5 3/4% Senior Notes

On January 28, 2016, Lamar Media completed an institutional private placement of $400,000 aggregate principal amount of 5 3/4% Senior Notes due 2026 (the “5 3/4 % Senior Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $394,500.

On February 1, 2019, Lamar Media completed an institutional private placement of an additional $250,000 aggregate principal amount under its 5 3/4% Notes (the “Additional 5 3/4% Notes”). Other than with respect to the date of issuance, issue price and CUSIP number, the Additional 5 3/4% Notes have the same terms as the 5 3/4% Notes. The net proceeds after underwriting fees and expenses, was approximately $251,500 and were used to repay a portion of the borrowings outstanding under the revolving credit facility.

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

On February 3, 2021, the Company subsequently redeemed in full all outstanding 5 3/4% Senior Notes. See Note 24 Subsequent Events for additional information.

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

On August 19, 2020, Lamar Media completed an institutional private placement of an additional $150,000 aggregate principal amount of its 4% Notes (the “Additional 4% Notes”). Other than with respect to the date of issuance and issue price, the Additional 4% Notes have the same terms as the 4% Notes. The institutional private placement on August 19, 2020 resulted in net proceeds to Lamar Media of approximately $146,900.

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Debt Repurchase Program

On March 16, 2020, the Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors.  There were no repurchases under the program as of December 31, 2020.

(10) Asset Retirement Obligation

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2018	$222,989
Additions to asset retirement obligations	2,529
Accretion expense	4,260
Liabilities settled	(3,641)
Balance at December 31, 2019	$226,137
Additions to asset retirement obligations	658
Accretion expense	4,135
Liabilities settled	(8,054)
Balance at December 31, 2020	$222,876

(11) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Consolidated Statements of Income and Comprehensive Income are:

	Year Ended December 31,
	2020	2019	2018
Direct expenses	$236,054	$235,544	$212,585
General and administrative expenses	4,996	4,416	4,134
Corporate expenses	10,246	10,068	8,542
	$251,296	$250,028	$225,261

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2020:
U.S. federal	$2,997	$(45)	$2,952
State and local	1,940	311	2,251
Foreign	520	(1,063)	(543)
	$5,457	$(797)	$4,660
Year ended December 31, 2019:
U.S. federal	$6,045	$(13,450)	$(7,405)
State and local	2,699	(2,654)	45
Foreign	1,164	1,974	3,138
	$9,908	$(14,130)	$(4,222)
Year ended December 31, 2018:
U.S. federal	$4,952	$435	$5,387
State and local	2,615	(123)	2,492
Foreign	1,592	1,226	2,818
	$9,159	$1,538	$10,697

As of December 31, 2020 and 2019, the Company had income taxes payable of $4,707 and $384, respectively.

The U.S. and foreign components of earnings before income taxes are as follows:

	2020	2019	2018
U.S.	$249,714	$357,445	$317,695
Foreign	(1,668)	10,444	(1,766)
Total	$248,046	$367,889	$315,929

A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 21 percent to income before taxes for the 2020, 2019 and 2018 tax years is as follows:

	2020	2019	2018
Income tax expense at U.S. federal statutory rate	$52,090	$77,257	$66,345
Tax adjustment related to REIT(a)	(50,395)	(70,619)	(63,669)
State and local income taxes, net of federal income tax benefit	1,222	2,039	1,461
Book expenses not deductible for tax purposes	3,156	4,144	1,926
Stock-based compensation	(2,033)	(1,177)	1,090
Valuation allowance(b)	(1,031)	(1,032)	3,813
Rate change(c)	(182)	—	(80)
Undistributed earnings of foreign subsidiaries(d)	(78)	(102)	(393)
Deferred tax adjustment due to REIT conversion(e)	—	(17,031)	—
Other differences, net	1,911	2,299	204
Income tax expense (benefit)	$4,660	$(4,222)	$10,697

(a)	Includes dividend paid deduction of $52,985, $76,688 and $69,818 for the tax years ended December 31, 2020, 2019 and 2018, respectively.
(b)

For the years ended December 31, 2020, 2019 and 2018, a non-cash valuation allowance of $(1,031), $(1,032) and $3,813, respectively, was recorded to income tax expense due to our limited ability to utilize Puerto Rico deferred tax assets in future years.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(c)

Under Act 257, the Puerto Rico corporate income tax rate was lowered from 39% to 37.5%.  As a result, a non-cash benefit of $182 to income tax expense was recorded for the reduction of the Puerto Rico net deferred tax liability for the year ended December 31, 2020.

(d)

Management does not assert that the undistributed earnings of our Canadian subsidiaries will be permanently reinvested.  For the years ended December 31, 2020, 2019 and 2018, we recognized a deferred tax benefit of $78, $102 and $393, respectively, for future foreign withholding taxes related to undistributed earnings.

(e)

The income tax provision for the year ended December 31, 2019 is net of the deferred tax benefit of $17,031, which relates to the transfer of assets purchased from Fairway into our qualifying REIT subsidiary on June 28, 2019. The Fairway assets were initially placed in the TRS.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$328	$499
Accrued liabilities not deducted for tax purposes	3,358	3,431
Net operating loss carry forwards	18,803	19,522
Tax credit carry forwards	693	1,140
Charitable contributions carry forward	4	5
Investment in partnerships	367	382
Gross deferred tax assets	23,553	24,979
Less: valuation allowance	(20,997)	(22,902)
Net deferred tax assets	2,556	2,077
Deferred tax liabilities:
Intangibles	(5,443)	(5,898)
Property, plant and equipment	(911)	(701)
Undistributed earnings of foreign subsidiaries	(1,056)	(1,191)
Gross deferred tax liabilities	(7,410)	(7,790)
Net deferred tax liabilities	$(4,854)	$(5,713)

As of December 31, 2020, we have approximately $236,584 of U.S. net operating loss carry forwards to offset future taxable income. Of this amount, $38,250 is subject to Internal Revenue Code §382 limitation but will be available to be fully utilized by no later than 2027. These carry forwards expire between 2027 through 2037. In addition, we have $1,205 of various credits available to offset future U.S. federal income tax. Under the Tax Cuts and Jobs Act (“TCJA”), the corporate alternative minimum tax was repealed and our minimum tax credit carryforwards of $2,054 were fully refunded in 2020.

As of December 31, 2020, we have approximately $991,054 of state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $117 of various credits available to offset future state income tax. The valuation allowance related to state net operating loss carry forwards as of December 31, 2020 and 2019 was $321 and $0, respectively. The net changes in the total state valuation allowance for the years ended December 31, 2020 and 2019 was an increase  of $320 and $0, respectively.

As of December 31, 2020, we had approximately $44,207 of Puerto Rico net operating loss carry forwards before valuation allowances. These Puerto Rico net operating losses are available to offset future taxable income. These carry forwards expire between 2021 and 2029. In addition, we have $179 of alternative minimum tax credits available to offset future Puerto Rico income tax.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

on the current level of pretax earnings, the Company will not generate the minimum amount of future taxable income to support the realization of the deferred tax assets. As a result, management has determined that a valuation allowance related to Puerto Rico net operating loss carry forwards and other deferred tax assets is necessary. The valuation allowance for these deferred tax assets as of December 31, 2020 and 2019 was $20,676 and $22,902, respectively. The net change in the total valuation allowance for the years ended December 31, 2020 and 2019 was a decrease of $2,226 and $1,032, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry forward period increase.

As of December 31, 2020, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $21,126. Management does not designate these earnings as permanently reinvested and has recognized a deferred tax liability of approximately $1,056 related to foreign withholding taxes on these earnings. We have recognized a current year tax benefit of $152 related to 2020 earnings.

Under ASC 740 Income Taxes, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2018	$3,207
Additions for tax positions related to current year	974
Additions for tax positions related to prior years	386
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(117)
Settlements	—
Balance as of December 31, 2019	$4,450
Additions for tax positions related to current year	862
Additions for tax positions related to prior years	667
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(1,013)
Settlements	—
Balance as of December 31, 2020	$4,966

Included in the balance of unrecognized benefits at December 31, 2020 is $4,966 of tax benefits that, if recognized in future periods, would impact our effective tax rate. During the years ended December 31, 2020 and 2019, we recognized interest and penalties of $173 and $334, respectively, as a component of income tax expense in connection with our liabilities related to uncertain tax positions.

Within the next twelve months, we expect to decrease our unrecognized tax benefits by approximately $1,340 as a result of the expiration of statute of limitations.

We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years prior to 2017, or for any U.S. state income tax audit prior to 2014. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2017 and 2016, respectively.

(13) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.

RTC Holdings, LLC (“RTC”), a telecommunications company, is 100% owned by entities owned by members of the Reilly family.  Entities owned by Sean E. Reilly, President and Chief Executive Officer of the Company; Kevin P. Reilly, Jr., Executive Chairman of the Board of Directors; and members of their respective immediate families hold a majority stake in RTC of approximately 89%.  The Reilly Family, LLC, which is owned by Sean E. Reilly, Kevin P. Reilly, Jr., members of our Board of Directors Anna Reilly and Wendell Reilly, and entities owned by each of them and members of their respective immediate families, holds the remaining minority stake in RTC of approximately 11%.  On May 31, 2019, RTC acquired EATELCORP, LLC (“EATEL”) and its subsidiaries. EATEL provides phone and internet services to consumers and businesses in Louisiana. EATEL also provides

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

data back-up and recovery services to businesses.  During the years ended December 31, 2020 and 2019, the Company was a customer of EATEL for data back-up and recovery services. The aggregate amount paid by the Company to EATEL for such services was $311 and $302 for the years ended December 31, 2020 and 2019, respectively. The Company was also contracted by EATEL to provide advertising services in the aggregate amount of $134 and $137 for the years ended December 31, 2020 and 2019, respectively.

The Company had no receivables from employees or executive officers at December 31, 2020 and 2019.

(14) Stockholders’ Equity

On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock, which shares were subsequently exchanged on a one for one basis in the REIT conversion. The Series AA preferred stock ranks senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock is entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2020 was $3,649. The Series AA preferred stock is entitled to one vote per share.

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

On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and SunTrust Robinson Humphrey, Inc. as its sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”). Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, par value $0.001 per share (the “Class A Common Stock”), having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals. As of December 31, 2020, 842,412 shares of our Class A Common Stock have been sold under the Sales Agreement and accordingly $336,668 remains available to be sold under the Sales Agreement.

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

On August 6, 2018, the Company filed an automatically effective shelf registration statement that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock. During the year ended December 31, 2018, the Company issued 163,137 shares of its Class A common stock in connection with acquisitions occurring during the period. The Company filed a prospectus supplement to the shelf registration statement relating to the offer and resale of such shares of Class A common stock. There were no shares issued under this shelf registration during the years ended December 31, 2020 and 2019.

On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors.  There were no repurchases under the program as of December 31, 2020.

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

In February 2013, the 1996 Plan was amended to eliminate the provision that limited the amount of Class A common stock, including shares retained from an award, that could be withheld to satisfy tax withholding obligations to the minimum tax obligations required by law (except with respect to option awards). In accordance with ASC 718, Compensation – Stock Compensation, the Company is required to classify the awards affected by the amendment as liability-classified awards at fair value each period prior to their settlement. As of December 31, 2020 and 2019, the Company recorded a liability, in accrued expenses, of $11,589 and $23,297, respectively, related to its equity incentive awards affected by this amendment.

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

We estimate option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record stock based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical forfeiture data.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2020	5%	45%	2%	6
2019	5%	46%	2%	6
2018	5%	46%	2%	6

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Information regarding the 1996 Plan for the year ended December 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, beginning of year	608,375	$57.97
Granted	63,500	71.91
Exercised	(61,949)	50.66
Forfeited	—	—
Expired	(11,000)	50.81
Outstanding, end of year	598,926	60.34	5.42
Exercisable at end of year	422,626	55.06	4.25

At December 31, 2020 there was $2,544 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 1.62 years.

Shares available for future stock option and restricted share grants to employees and directors under existing plans were 2,435,451 at December 31, 2020. The aggregate intrinsic value of options outstanding as of December 31, 2020 was $13,824, and the aggregate intrinsic value of options exercisable was $11,927. Total intrinsic value of options exercised was $1,644 for the year ended December 31, 2020.

Stock Purchase Plan. Lamar Advertising’s 2009 Employee Stock Purchase Plan (the “2009 ESPP”), approved by our shareholders on May 28, 2009, expired by its terms on June 30, 2019. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”).  The 2019 ESPP became effective upon the expiration of the 2009 ESPP.  The number of shares of Class A common stock available for issuance under the 2019 ESPP was automatically increased by 86,093 shares on January 1, 2020 pursuant to the automatic increase provisions of the 2019 ESPP.

The following is a summary of 2019 ESPP share activity for the year ended December 31, 2020:

Shares
Available for future purchases, January 1, 2020	438,434
Additional shares reserved under 2019 ESPP	86,093
Purchases	(154,756)
Available for future purchases, December 31, 2020	369,771

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers and employees under our 1996 Plan based on certain Company performance measures for fiscal year 2020. The number of shares to be issued, if any, are dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2020 results and were issued in the first half of 2021. The shares subject to these awards generally can range from a minimum of 0% to a maximum of either 100% of the target number of shares or 150% of a target dollar amount depending on the level at which the goals are attained. Based on the Company’s performance measures achieved through December 31, 2020, the Company has accrued $10,484 as compensation expense related to these agreements.

(16) Benefit Plans

The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2020, the Company maintained $8,228 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Savings and Profit Sharing Plan

The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company has the option to match 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company matched contributions of $5,714, $5,688 and $4,966 for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred Compensation Plan

The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers that have attained the age of 30 and have a minimum of 10 years of service to the Company and satisfy additional eligibility guidelines are eligible for annual contributions to the plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. For the years ended December 31, 2020, 2019 and 2018, the Company contributed $1,616, $1,675 and $1,585, respectively.

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

2021	$30,775
2022	$26,640
2023	$19,357
2024	$16,247
2025	$12,679
Thereafter	$4,515

Legal matters

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

(18) Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of December 31, 2020 and 2019, Lamar Media was

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $3,625,712 and $3,389,763, respectively.

As of December 31, 2020, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of December 31, 2020, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of December 31, 2020, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $2,376,192.

(19) Fair Value of Financial Instruments

At December 31, 2020 and 2019, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and initial recognition of asset retirement obligations are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,979,266, which is greater than both the gross and carrying amount of $2,926,633 as of December 31, 2020. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

(20) Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $22,819, $34,517 and $35,146 for the years ended December 31, 2020, 2019 and 2018, respectively. Net carrying value of long lived assets located in foreign countries totaled $8,727 and $4,549 as of December 31, 2020 and 2019, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

(21) New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, and additional changes modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 and the impact of the adoption was not material to the Company’s consolidated financial statements. As of December 31, 2020, our allowance for credit losses considered the current and future impacts caused by the COVID-19 pandemic, based on available information to date. The Company will continue to actively monitor the impact of COVID-19 on expected credit losses.

(22) Quarterly Financial Data (Unaudited)

The tables below represent the balances for the selected quarterly financial data of the Company for each reporting period in the years ended December 31, 2020 and 2019.

	Year 2020 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$406,569	$347,652	$386,110	$428,525
Net revenues less direct advertising expenses	$257,075	$213,593	$249,801	$290,726
Net income applicable to common stock	$40,402	$31,338	$62,667	$108,614
Net income per common share basic	$0.40	$0.31	$0.62	$1.08
Net income per common share diluted	$0.40	$0.31	$0.62	$1.08

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

(23) Divestiture of Assets

On April 16, 2018 the Company sold its assets in Puerto Rico for $3,000 in cash and non-cash consideration consisting of a note receivable for $9,250 due April 2024. The Company recorded a loss on the sale of $7,809 for the year ended December 31, 2018. There were no significant divestitures of assets for the years ended December 31, 2020 and 2019.

(24) Subsequent Events

On January 22, 2021, Lamar Media issued, through an institutional private placement, $550,000 in aggregate principal amount of 3 5/8% Senior Notes due 2031 (the “3 5/8% Senior Notes”). The issuance of the 3 5/8% Senior Notes resulted in net proceeds to Lamar Media of approximately $542,500. Lamar Media used the proceeds of this offering, together with cash on hand and borrowings under its senior secured revolving credit facility and Accounts Receivable Securitization Program, to redeem all of its outstanding $650,000 aggregate principal amount 5 3/4% Senior Notes due 2026 on February 3, 2021.

SCHEDULE II

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2020
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$13,185	12,729	10,968	$14,946
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$22,902	—	1,905	$20,997
Year ended December 31, 2019
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,161	11,608	9,584	$13,185
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$23,934	—	1,032	$22,902
Year ended December 31, 2018
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$10,055	8,472	7,366	$11,161
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$20,120	3,814	—	$23,934

SCHEDULE III

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Schedule of Real Estate and Accumulated Depreciation

December 31, 2020, 2019 and 2018

(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
354,571 Displays	—	—	$3,293,778	$(2,192,700)	Various	Various	5 to 20 years

(1)	No single asset exceeded 5% of the total gross carrying amount at December 31, 2020
(2)	This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)	Includes sites under construction

The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31,	December 31,	December 31,
	2020	2019	2018
Gross real estate assets:
Balance at the beginning of the year	$3,333,590	$3,201,434	$3,074,046
Capital expenditures on new advertising displays(4)	21,598	59,604	54,151
Capital expenditures on improvements/redevelopments of existing advertising displays	13,021	25,025	12,781
Capital expenditures other recurring	12,631	36,354	34,758
Land acquisitions(6)	8,980	22,965	15,368
Acquisition of advertising displays(5) (6)	4,446	23,589	82,617
Assets sold or written-off	(100,906)	(35,320)	(70,494)
Foreign exchange	418	(61)	(1,793)
Balance at the end of the year	$3,293,778	$3,333,590	$3,201,434
Accumulated depreciation:
Balance at the beginning of the year	$2,166,579	$2,082,335	$2,025,251
Depreciation	111,049	111,531	106,700
Assets sold or written-off	(85,267)	(27,890)	(48,488)
Foreign exchange	339	603	(1,128)
Balance at the end of the year	$2,192,700	$2,166,579	$2,082,335

(4)	Includes non-cash amounts of $621, $554 and $446 at December 31, 2020, 2019 and 2018, respectively
(5)	Includes non-cash amounts $1,928 and $7,199 at December 31, 2019 and 2018, respectively
(6)	Includes preliminary allocation of assets acquired from Fairway at December 31, 2018

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Lamar Media Corp.’s management assessed the effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Media Corp.’s management has concluded that, as of December 31, 2020, Lamar Media Corp.’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors

Lamar Media Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Lamar Media Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors

Lamar Media Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, which refers to Note 7 to the consolidated financial statements of Lamar Advertising Company, the Company has elected to change its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Codification Topic 842, Leases (ASC 842).
Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the accounting lease term for the portfolio of billboard land leases

As discussed in Note 1 to the consolidated financial statements, which refers to Note 7 to the consolidated financial statements of Lamar Advertising Company, a lessee determines the lease term at the commencement date by identifying the non-cancellable period of the lease and then adding any periods for which it is reasonably certain to exercise a renewal option (or not to exercise a termination option).  The Company has over 69,000 billboard land leases for which they determined the lease term using a portfolio approach, in accordance with which the negotiated stated initial lease term for each was concluded to be the lease term under ASC 842.

We identified the assessment of the lease term for the portfolio of billboard land leases, which affects the discount rate for the lease as well as the measurement of the lease liability and right of use asset, as a critical audit matter. In the Company’s billboard land leases, the Company typically has both unilateral renewal and termination options. Determining the lease term involved a high degree of subjectivity as to whether the lease term should or should not include renewal period(s) (including periods after an optional termination date), the evaluation of which required subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s billboard land lease process, including controls over the qualifications and experience of individuals negotiating the stated initial lease term, reconciliation of inputs into the system, approval of lease contracts, and annual evaluation of the renewals and terminations exercised by the Company during the year.  We evaluated the competence, capabilities, and objectivity of the Company’s real estate team that negotiates the lease terms and conditions, and whether the team considers economic factors that are consistent with those enumerated in ASC 842 when negotiating the stated initial lease term and associated renewal and termination options. We inspected the Company’s assessment and conclusion about using the portfolio approach for its billboard land leases. We tested a sample of the Company’s billboard land lease population and obtained underlying documentation to evaluate whether the leases entered into are similar in terms of the lease agreement creation process, purpose for the lease (i.e. to host a Company billboard), and lease term considerations. We assessed the impact of billboard land leases with early terminations and renewals beyond the stated initial term to evaluate the Company’s assertion that use of the stated initial lease term as the lease term for its billboard land leases on a portfolio basis was appropriate.

/s/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 1992.

Baton Rouge, Louisiana

February 26, 2021

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2020 and 2019

(In thousands, except share and per share data)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$121,069	$25,688
Receivables, net of allowance for doubtful accounts of $14,946 and $13,185 as of 2020 and 2019, respectively	240,854	254,930
Other current assets	18,147	29,051
Total current assets	380,070	309,669
Property, plant and equipment	3,615,505	3,660,311
Less accumulated depreciation and amortization	(2,333,656)	(2,311,196)
Net property, plant and equipment	1,281,849	1,349,115
Operating lease right of use assets	1,222,013	1,320,779
Financing lease right of use assets	19,670	—
Goodwill (note 3)	1,902,177	1,902,123
Intangible assets, net (note 3)	913,978	991,776
Other assets	54,950	50,959
Total assets	$5,774,707	$5,924,421
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$12,017	$14,974
Current maturities of long-term debt, net of deferred financing costs of $445 and $6,081 in 2020 and 2019, respectively (note 5)	122,434	226,514
Current operating lease liabilities	195,439	196,841
Current financing lease liabilities	1,331	—
Accrued expenses (note 4)	98,478	101,266
Deferred income	111,363	127,254
Total current liabilities	541,062	666,849
Long-term debt, net of deferred financing costs of $39,672 and $18,333 in 2020 and 2019, respectively (note 5)	2,764,082	2,753,604
Operating lease liabilities	993,776	1,068,181
Financing lease liabilities	18,608	—
Deferred income tax liabilities	4,854	5,713
Asset retirement obligation	222,876	226,137
Other liabilities	36,605	34,406
Total liabilities	4,581,863	4,754,890
Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2020 and 2019	—	—
Additional paid-in-capital	3,034,357	2,992,729
Accumulated comprehensive income	934	685
Accumulated deficit	(1,842,447)	(1,823,883)
Stockholder’s equity	1,192,844	1,169,531
Total liabilities and stockholder’s equity	$5,774,707	$5,924,421

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Statements of Income
Net revenues	$1,568,856	$1,753,644	$1,627,222
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	557,661	590,078	561,848
General and administrative expenses (exclusive of depreciation and amortization)	287,874	318,380	289,428
Corporate expenses (exclusive of depreciation and amortization)	70,457	84,229	82,497
Depreciation and amortization	251,296	250,028	225,261
(Gain) loss on disposition of assets	(9,026)	(7,241)	7,233
	1,158,262	1,235,474	1,166,267
Operating income	410,594	518,170	460,955
Other expense (income):
Loss on extinguishment of debt	25,235	—	15,429
Interest income	(797)	(764)	(534)
Interest expense	137,623	150,616	129,732
	162,061	149,852	144,627
Income before income tax expense	248,533	368,318	316,328
Income tax (benefit) expense	4,660	(4,222)	10,697
Net income	$243,873	$372,540	$305,631
Statements of Comprehensive Income
Net income	$243,873	$372,540	$305,631
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	249	673	(1,290)
Comprehensive income	$244,122	$373,213	$304,341

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

Years Ended December 31, 2020, 2019 and 2018

(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2017	$—	2,832,940	1,302	(1,743,144)	1,091,098
Contribution from parent	—	89,967	—	—	89,967
Foreign currency translations	—	—	(1,290)	—	(1,290)
Net income	—	—	—	305,631	305,631
Dividend to parent	—	—	—	(365,210)	(365,210)
Balance, December 31, 2018	$—	2,922,907	12	(1,802,723)	1,120,196
Contribution from parent	—	69,822	—	—	69,822
Foreign currency translations	—	—	673	—	673
Net income	—	—	—	372,540	372,540
Dividend to parent	—	—	—	(393,700)	(393,700)
Balance, December 31, 2019	$—	2,992,729	685	(1,823,883)	1,169,531
Contribution from parent	—	41,628	—	—	41,628
Foreign currency translations	—	—	249	—	249
Net income	—	—	—	243,873	243,873
Dividend to parent	—	—	—	(262,437)	(262,437)
Balance, December 31, 2020	$—	3,034,357	934	(1,842,447)	1,192,844

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$243,873	$372,540	$305,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,296	250,028	225,261
Non-cash compensation	18,772	29,647	29,443
Amortization included in interest expense	5,909	5,365	4,920
(Gain) loss on disposition of assets and investments	(9,026)	(7,241)	7,233
Loss on extinguishment of debt	25,235	—	15,429
Deferred income tax (benefit) expense	(797)	(14,130)	1,538
Provision for doubtful accounts	12,729	10,608	7,985
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	1,287	(28,357)	(33,292)
Prepaid expenses	591	275	(5,433)
Other assets	7,629	(11,257)	3,270
Increase (decrease) in:
Trade accounts payable	841	700	1,366
Accrued expenses	10,052	(1,597)	(6,292)
Operating lease liabilities	24,549	9,102	—
Other liabilities	(53,911)	(10,743)	(19,974)
Cash flows provided by operating activities	539,029	604,940	537,085
Cash flows from investing activities:
Capital expenditures	(62,272)	(140,956)	(117,638)
Acquisitions	(45,584)	(226,278)	(477,389)
(Increase) decrease in notes receivable	—	(448)	9
Proceeds received from property insurance claims	—	210	4,222
Proceeds from disposition of assets and investments	10,968	5,438	6,648
Cash flows used in investing activities	(96,888)	(362,034)	(584,148)
Cash flows from financing activities:
Proceeds received from revolving credit facility	725,000	495,000	563,000
Payments on revolving credit facility	(875,000)	(625,000)	(481,000)
Principal payments on long term debt	(9,112)	(34,471)	(27,328)
Borrowings on long term debt	8,750	—	—
Proceeds received from senior credit facility term loans	598,500	—	599,250
Proceeds received from accounts receivable securitization program	122,500	9,000	175,000
Payments on accounts receivable securitization program	(175,000)	(9,000)	—
Debt issuance costs	(32,950)	(4,463)	(7,616)
Proceeds received from note offering	1,549,250	255,000	—
Redemption of senior notes and senior subordinated notes	(1,058,596)	—	(509,790)
Payment on senior credit facility term loans	(978,097)	—	—
Distributions to non-controlling interest	(1,509)	(621)	(541)
Dividends to parent	(262,437)	(393,700)	(446,744)
Contributions from parent	41,628	69,822	89,967
Cash flows used in financing activities	(347,073)	(238,433)	(45,802)
Effect of exchange rate changes in cash and cash equivalents	313	221	(1,112)
Net increase (decrease) in cash and cash equivalents	95,381	4,694	(93,977)
Cash and cash equivalents at beginning of period	25,688	20,994	114,971
Cash and cash equivalents at end of period	$121,069	$25,688	$20,994
Supplemental disclosures of cash flow information:
Cash paid for interest	$130,864	$139,585	$136,711
Cash paid for state and federal income taxes	$4,033	$14,449	$8,563

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Description of the Business and Significant Accounting Policies

(a) Nature of Business

Lamar Media Corp. (“Lamar Media”) is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media is engaged in the outdoor advertising business operating approximately 153,200 outdoor advertising displays in 45 states and Canada. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

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

The unprecedented COVID-19 pandemic and the related government-imposed restrictions and social distancing measures have had an adverse effect on the demand for out-of-home advertising. As a result, demand for billboard, transit and airport advertising has declined, which has negatively affected Lamar Media’s revenues and financial position for the year ended December 31, 2020. We have implemented measures to mitigate the impact on Lamar Media’s financial position, which include: maintaining substantial liquidity and strengthening our debt maturity schedule, reducing our consolidated operating costs (exclusive of depreciation and amortization and gain on disposition of assets), limiting spending on capital projects, minimizing acquisition activity, and utilizing portions of the CARES Act for deferral of employer portions of social security taxes through the end of 2020. Management continues to monitor the effects of the COVID-19 pandemic on our business and the ultimate extent of impact on our financial position and results of operations cannot currently be predicted.

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

(b) Principles of Consolidation

The accompanying consolidated financial statements include Lamar Media, its wholly owned subsidiaries, The Lamar Company, L.L.C., Lamar Central Outdoor, LLC, Lamar TRS Holdings, LLC, Lamar Advertising Southwest, Inc., Interstate Logos, L.L.C., Lamar Obie Company, LLC, Lamar Canadian Outdoor Company, Lamar Advertising of Puerto Rico, Inc., Lamar QRS Receivables, LLC, Fairway Media Group, LCC, Ashby Street Outdoor Holdings, LLC and their majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

(2) Non-cash Financing Activities

During the year ended December 31, 2020, the Company had non-cash financing activities related to financing lease liabilities of $19,891. There were no significant non-cash financing activities during the years ended December 31, 2019 and 2018.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(3) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2020 and 2019:

	Estimated	2020		2019
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7—10	$645,739	$563,135	$641,714	$539,405
Non-competition agreement	3—15	66,156	64,647	66,014	64,379
Site locations	15	2,412,745	1,593,805	2,384,520	1,509,335
Other	2—15	49,472	38,547	49,318	36,671
		$3,174,112	$2,260,134	$3,141,566	$2,149,790
Unamortizable Intangible Assets:
Goodwill		$2,154,844	$252,667	$2,154,790	$252,667

The changes in the gross carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows:

Balance as of December 31, 2018	$2,161,902
Goodwill acquired during the year	29,360
Purchase price adjustments and other	(36,472)
Impairment losses	—
Balance as of December 31, 2019	2,154,790
Goodwill acquired during the year	—
Purchase price adjustments and other	54
Impairment losses	—
Balance as of December 31, 2020	$2,154,844

(4) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2020 and 2019:

	2020	2019
Payroll	$17,034	$20,223
Interest	33,583	32,734
Accrued variable lease and contract expense	19,274	12,559
Stock-based compensation	11,589	23,297
Other	16,998	12,453
	$98,478	$101,266

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(5) Long-term Debt

Long-term debt consists of the following at December 31, 2020 and 2019:

	December 31, 2020
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$598,466	$11,569	$586,897
Accounts Receivable Securitization Program	122,500	445	122,055
3 3/4% Senior Notes	600,000	8,031	591,969
4% Senior Notes	549,280	7,911	541,369
4 7/8% Senior Notes	400,000	5,586	394,414
5 3/4% Senior Notes	653,631	6,575	647,056
Other notes with various rates and terms	2,756	—	2,756
	2,926,633	40,117	2,886,516
Less current maturities	(122,879)	(445)	(122,434)
Long-term debt, excluding current maturities	$2,803,754	$39,672	$2,764,082

	December 31, 2019
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,127,069	$9,077	$1,117,992
Accounts Receivable Securitization Program	175,000	846	174,154
5% Senior Subordinated Notes	535,000	3,237	531,763
5 3/8% Senior Notes	510,000	3,502	506,498
5 3/4% Senior Notes	654,345	7,752	646,593
Other notes with various rates and terms	3,118	—	3,118
	3,004,532	24,414	2,980,118
Less current maturities	(232,595)	(6,081)	(226,514)
Long-term debt, excluding current maturities	$2,771,937	$18,333	$2,753,604

Long-term debt contractual maturities are as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2021	$122,879	$445	$122,434
2022	$362	$—	$362
2023	$381	$—	$381
2024	$400	$—	$400
2025	$420	$4,464	$(4,044)
Later years	$2,802,191	$35,208	$2,766,983

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(6) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.

As of December 31, 2020 and 2019, there was a payable to Lamar Advertising Company, its parent, in the amount of $3,928 and $4,779, respectively.

Effective December 31, 2020 and 2019, Lamar Advertising Company contributed $41,628 and $69,822, respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.

(7) Quarterly Financial Data (Unaudited)

The tables below represent the balances for the selected quarterly financial data of the Company for each reporting period in the years ended December 31, 2020 and 2019.

	Year 2020 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$406,569	$347,652	$386,110	$428,525
Net revenues less direct advertising expenses	$257,075	$213,593	$249,801	$290,726
Net income	$40,617	$31,534	$62,895	$108,827

	Year 2019 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$384,457	$448,742	$457,786	$462,659
Net revenues less direct advertising expenses	$243,987	$302,352	$308,940	$308,287
Net income	$51,362	$118,485	$99,832	$102,861

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

Condensed Consolidating Balance Sheet as of December 31, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated

ASSETS
Total current assets	$110,678	$19,471	$249,921	$—	$380,070
Net property, plant and equipment	—	1,268,765	13,084	—	1,281,849
Operating lease right of use assets	—	1,200,115	21,898	—	1,222,013
Intangibles and goodwill, net	—	2,798,343	17,812	—	2,816,155
Other assets	3,912,122	258,433	132,448	(4,228,383)	74,620
Total assets	$4,022,800	$5,545,127	$435,163	$(4,228,383)	$5,774,707
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$379	$122,055	$—	$122,434
Current operating lease liabilties	—	188,712	6,727	—	195,439
Other current liabilities	33,583	170,320	19,286	—	223,189
Total current liabilities	33,583	359,411	148,068	—	541,062
Long-term debt	2,761,705	2,377	—	—	2,764,082
Operating lease liabilities	—	979,785	13,991	—	993,776
Other noncurrent liabilities	34,668	245,891	266,968	(264,584)	282,943
Total liabilities	2,829,956	1,587,464	429,027	(264,584)	4,581,863
Stockholders’ equity	1,192,844	3,957,663	6,136	(3,963,799)	1,192,844
Total liabilities and stockholders’ equity	$4,022,800	$5,545,127	$435,163	$(4,228,383)	$5,774,707

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Condensed Consolidating Statements of Income and Comprehensive Income for the Year Ended December 31, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income
Net revenues	$—	$1,536,534	$33,965	$(1,643)	$1,568,856
Operating expenses
Direct advertising expenses (1)	—	533,803	25,501	(1,643)	557,661
General and administrative expenses (1)	—	281,293	6,581	—	287,874
Corporate expenses (1)	—	69,478	979	—	70,457
Depreciation and amortization	—	249,299	1,997	—	251,296
(Gain) loss on disposition of assets	—	(9,036)	10	—	(9,026)
	—	1,124,837	35,068	(1,643)	1,158,262
Operating income	—	411,697	(1,103)	—	410,594
Loss on debt extinguishment	25,235	—	—	—	25,235
Equity in (earnings) loss of subsidiaries	(404,332)	—	—	404,332	—
Interest expense (income), net	135,224	(175)	1,777	—	136,826
Income (loss) before income tax expense	243,873	411,872	(2,880)	(404,332)	248,533
Income tax expense (benefit)(2)	—	5,203	(543)	—	4,660
Net income (loss)	$243,873	$406,669	$(2,337)	$(404,332)	$243,873

Statement of Comprehensive Income
Net income (loss)	$243,873	$406,669	$(2,337)	$(404,332)	$243,873
Total other comprehensive income, net of tax	—	—	249	—	249
Total comprehensive income (loss)	$243,873	$406,669	$(2,088)	$(404,332)	$244,122

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

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$495,872	$668,673	$(5,639)	$(619,877)	$539,029
Cash flows from investing activities:
Capital expenditures	—	(56,772)	(5,500)	—	(62,272)
Acquisitions	577	(46,161)	—	—	(45,584)
Proceeds from disposition of assets and investments	—	10,968	—	—	10,968
Investment in subsidiaries	(46,161)	—	—	46,161	—
Increease in intercompany notes receivable	(60,183)	—	—	60,183	—
Increase in notes receivable	—	—	—	—	—
Net cash (used in) provided by investing activities	(105,767)	(91,965)	(5,500)	106,344	(96,888)
Cash flows from financing activities:
Proceeds received from revolving credit facility	725,000	—	—	—	725,000
Payment on revolving credit facility	(875,000)	—	—	—	(875,000)
Principal payments on long term debt	—	(9,112)	—	—	(9,112)
Borrowings on long term debt	—	8,750	—	—	8,750
Proceeds received from note offering	1,549,250	—	—	—	1,549,250
Redemption of senior notes and senior subordinated notes	(1,058,596)	—	—	—	(1,058,596)
Proceeds received from senior credit facility term loans	598,500	—	—	—	598,500
Payments on senior credit facility term loans	(978,097)	—	—	—	(978,097)
Payment on accounts receivable securitization program	—	—	(175,000)	—	(175,000)
Proceeds received from accounts receivable securitization program	—	—	122,500	—	122,500
Debt issuance costs	(32,950)	—	—	—	(32,950)
Intercompany loan proceeds	—	(9,176)	69,359	(60,183)	—
Distributions to non-controlling interest	—	—	(1,509)	—	(1,509)
Dividends (to) from parent	(262,437)	(619,877)	—	619,877	(262,437)
Contributions from (to) parent	41,628	46,161	—	(46,161)	41,628
Net cash (used in) provided by financing activities	(292,702)	(583,254)	15,350	513,533	(347,073)
Effect of exchange rate changes in cash and cash equivalents	—	—	313	—	313
Net increase in cash and cash equivalents	97,403	(6,546)	4,524	—	95,381
Cash and cash equivalents at beginning of period	13,185	8,278	4,225	—	25,688
Cash and cash equivalents at end of period	$110,588	$1,732	$8,749	$—	$121,069

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

SCHEDULE II

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2020
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$13,185	12,729	10,968	$14,946
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$22,902	—	1,905	$20,997
Year ended December 31, 2019
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,161	11,608	9,584	$13,185
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$23,934	—	1,032	$22,902
Year ended December 31, 2018
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$10,055	8,472	7,366	$11,161
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$20,120	3,814	—	$23,934

SCHEDULE III

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Schedule of Real Estate and Accumulated Depreciation

December 31, 2020, 2019 and 2018

(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
354,571 Displays	—	—	$3,293,778	$(2,192,700)	Various	Various	5 to 20 years

(1)	No single asset exceeded 5% of the total gross carrying amount at December 31, 2020
(2)	This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)	Includes sites under construction

The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31, 2020	December 31, 2019	December 31, 2018
Gross real estate assets:
Balance at the beginning of the year	$3,333,590	$3,201,434	$3,074,046
Capital expenditures on new advertising displays(4)	21,598	59,604	54,151
Capital expenditures on improvements/redevelopments of existing advertising displays	13,021	25,025	12,781
Capital expenditures other recurring	12,631	36,354	34,758
Land acquisitions(6)	8,980	22,965	15,368
Acquisition of advertising displays(5)(6)	4,446	23,589	82,617
Assets sold or written-off	(100,906)	(35,320)	(70,494)
Foreign exchange	418	(61)	(1,793)
Balance at the end of the year	$3,293,778	$3,333,590	$3,201,434
Accumulated depreciation:
Balance at the beginning of the year	$2,166,579	$2,082,335	$2,025,251
Depreciation	111,049	111,531	106,700
Assets sold or written-off	(85,267)	(27,890)	(48,488)
Foreign exchange	339	603	(1,128)
Balance at the end of the year	$2,192,700	$2,166,579	$2,082,335

(4)	Includes non-cash amounts of $621, $554 and $446 at December 31, 2020, 2019 and 2018, respectively
(5)	Includes non-cash amounts of $1,928 and $7,199 at December 31, 2019 and 2018, respectively
(6)	Includes preliminary allocation of assets acquired from Fairway at December 31, 2018

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lamar Advertising Company

None.

Lamar Media Corp.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2020, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control Over Financial Reporting

Lamar Advertising Company

The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 50 of this combined Annual Report and is incorporated herein by reference.

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

Lamar Media Corp.

Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 87 of this combined Annual Report and is incorporated herein by reference.

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

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

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

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) 1. FINANCIAL STATEMENTS

The financial statements are listed under Part II, Item 8 of this Annual Report.

2. FINANCIAL STATEMENT SCHEDULES

The financial statement schedules are included under Part II, Item 8 of this Annual Report.

3. EXHIBITS

The exhibits filed as part of this report are listed on the Exhibit Index immediately preceding the signature page hereto, which Exhibit Index is incorporated herein by reference.

(B) Exhibits required by Item 601 of Regulation S-K are listed on the Exhibit Index immediately preceding the signature page hereto.

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

4(a)(1)	Specimen certificate for the shares of Class A common stock of the Company.	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

4(a)(2)	Specimen certificate for the shares of Class B common stock of the Company.	Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(a)(3)	Description of Securities Registered Under Section 12 of the Exchange Act.

Previously filed as Exhibit 4(a)(3) to the Company’s Annual Reporting on Form 10-K for the year ended December 31, 2019 (File No. 1-36756) filed on February 20, 2020 and incorporated herein by reference.

4(b)(1)

Indenture, dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5% Senior Subordinated Notes due 2023.

Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012 and incorporated herein by reference.

4(b)(2)	Form of 5% Senior Subordinated Notes due 2023.

Previously filed with the Indenture dated October 30, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012, and incorporated herein by reference.

4(b)(3)	Form of 5% Senior Subordinated Exchange Notes due 2023.

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

4(b)(12)

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

4(b)(13)

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

4(b)(14)

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

4(c)(1)

Indenture, dated as of January 10, 2014, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5 3/8% Senior Notes due 2024.

Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on January 15, 2014 and incorporated herein by reference.

4(c)(2)	Form of 5 3/8% Senior Notes due 2024.

Previously filed with the Indenture dated January 10, 2014, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on January 15, 2014 and incorporated herein by reference.

4(c)(3)	Form of 5 3/8% Senior Exchange Notes due 2024.

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

4(d)(2)	Form of 5 3/4% Senior Notes due 2026.

Previously filed with the Indenture dated January 28, 2016, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 1, 2016 and incorporated herein by reference.

4(d)(3)	Form of 5 3/4% Senior Exchange Notes due 2026.

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

4(d)(7)

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

4(d)(9)

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

4(e)(1)

Indenture, dated as of February 6, 2020, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 3 3/4% Senior Notes due 2028.

Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

4(e)(2)	Form of 3 3/4% Senior Notes due 2028.

Previously filed with the Indenture dated February 6, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

4(e)(3)	Form of 3 3/4% Senior Exchange Notes due 2028.

Previously filed with the Indenture dated February 6, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

4(f)(1)

Indenture, dated as of February 6, 2020, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 4% Senior Notes due 2030.

Previously filed as Exhibit 4.2 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

4(f)(2)	Form of 4% Senior Notes due 2030.

Previously filed with the Indenture dated February 6, 2020, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

4(f)(3)	Form of 4% Senior Exchange Notes due 2030.

Previously filed with the Indenture dated February 6, 2020, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

4(g)(1)

Indenture, dated as of May 13, 2020, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 4 7/8% Senior Notes due 2029.

Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2020 and incorporated herein by reference.

4(g)(2)	Form of 4 7/8% Senior Notes due 2029.	Previously filed with the Indenture dated May 13, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2020 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(g)(3)	Form of 4 7/8% Senior Exchange Notes due 2029.	Previously filed with the Indenture dated May 13, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2020 and incorporated herein by reference.

10(a)(1)*	Lamar Advertising Company 1996 Equity Incentive Plan, as amended and restated by the Board of Directors on December 12, 2019.

Previously filed as Exhibit 10(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-36756) filed on February 20, 2020 and incorporated herein by reference.

10(a)(2)*	Form of Stock Option Agreement under the 1996 Equity Incentive Plan, as amended and restated.

Previously filed as Exhibit 10(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-36756) filed on February 20, 2020 and incorporated herein by reference.

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

10(c)(1)*	Summary of Management Compensatory Arrangements, dated March 28, 2016.	Previously filed on the Company’s Current Report on Form 8-K (File No. 1-36756) filed on March 29, 2016 and incorporated herein by reference.

10(d)(2)*	Summary of Non-Management Director Compensatory Arrangements, dated May 26, 2016.	Previously filed on the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 31, 2016 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(e)(1)	Receivables Financing Agreement, dated December 18, 2018, by and among Lamar Media, as initial Servicer, Lamar TRS Receivables, LLC and Lamar QRS	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 21, 2018 and incorporated herein by reference.

10(e)(2)	Purchase and Sale Agreement, dated December 18, 2018, by and among certain subsidiaries of Lamar Media, Lamar Media, as initial Servicer, and Lamar QRS Receivables, LLC as Buyer.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 21, 2018 and incorporated herein by reference.

10(e)(3)	Purchase and Sale Agreement, dated December 18, 2018, by and among certain subsidiaries of Lamar Media, Lamar Media, as initial Servicer, and Lamar TRS Receivables, LLC as Buyer.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 21, 2018 and incorporated herein by reference.

10(e)(4)	Performance Guaranty of Lamar Media dated December 18, 2018 in favor of PNC Bank, National Association.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 21, 2018 and incorporated herein by reference.

10(e)(5)

First Amendment to the Receivables Financing Agreement, dated as of February 6, 2020, by and among Lamar Media as initial Servicer, Lamar TRS Receivables, LLC and Lamar QRS Receivables, LLC as borrowers and PNC Bank, National Association as Administrative Agent and Lender.

Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10(e)(6)

First Amendment to the Purchase and Sale Agreement, dated as of February 6, 2020, by and among certain subsidiaries of Lamar Media, Lamar Media as initial Servicer, and Lamar QRS Receivables, LLC as Buyer.

Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10(e)(7)

First Amendment to the Purchase and Sale Agreement, dated as of February 6, 2020, by and among certain subsidiaries of Lamar Media, Lamar Media as initial Servicer, and Lamar TRS Receivables, LLC as Buyer.

Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10(e)(8)

Second Amendment to the Receivables Financing Agreement, dated as of May 6, 2020, by and among Lamar Media as Servicer, Lamar TRS Receivables, LLC and Lamar QRS Receivables, LLC as borrowers and PNC Bank, National Association as Administrative Agent and Lender.

Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (File No. 1-36756) filed on August 6, 2020 and incorporated herein by reference.

10(e)(9)

Second Amendment to the Purchase and Sale Agreement, dated as of May 6, 2020, by and among certain subsidiaries of Lamar Media. as originators, Lamar Media as Servicer, and Lamar QRS Receivables, LLC as Buyer, and consented to by PNC Bank, National Association, as Administrative Agent.

Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (File No. 1-36756) filed on August 6, 2020 and incorporated herein by reference.

10(e)(10)

Third Amendment to the Receivables Financing Agreement, dated as of June 30, 2020, among Lamar Media, as Initial Servicer, Lamar TRS Receivables, LLC and Lamar QRS Receivables, LLC as borrowers, and PNC Bank, National Association, as Administrative Agent and a Lender.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on July 6, 2020 and incorporated herein by reference.

10(e)(11)

Fourth Amendment to the Receivables Financing Agreement, dated as of October 23, 2020, among Lamar Media, as Initial Servicer, Lamar TRS Receivables, LLC and Lamar QRS Receivables, LLC as borrowers, and PNC Bank, National Association, as Administrative Agent and a Lender.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on October 26, 2020 and incorporated herein by reference.

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

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

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

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

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

10(f)(29)

Fourth Amended and Restated Credit Agreement, dated as of February 6, 2020, by and among Lamar Media, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.

Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10(h)

Registration Rights Agreement, dated as of February 6, 2020, between Lamar Media, the Guarantors named therein and Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as representatives for the Initial Purchasers named therein.

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10(i)

Registration Rights Agreement, dated as of February 6, 2020, between Lamar Media, the Guarantors named therein and Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as representatives for the Initial Purchasers named therein

Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10(j)	Registration Rights Agreement, dated as of May 13, 2020, between Lamar Media, the Guarantors named therein and Wells Fargo Securities, LLC, as representative for the Initial Purchasers named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2020 and incorporated herein by reference.

10(k)

Registration Rights Agreement, dated as of August 19, 2020, between Lamar Media, the Guarantors named therein and J.P. Morgan Securities LLC, as representative for the Initial Purchasers named therein.

Previously filed as Exhibit 10.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on August 25, 2020 and incorporated herein by reference.

10(l)*	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company, dated as of November 18, 2014.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

14(a)	Lamar Advertising Company Code of Business Conduct and Ethics.	Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-30242) filed on March 10, 2004 and incorporated herein by reference.

21(a)	Subsidiaries of the Company.	Filed herewith.

22(a)	Subsidiary guarantors of Lamar Media.	Filed herewith.

23(a)	Consent of KPMG LLP.	Filed herewith.

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

101

The following materials from the combined Annual Report of the Company and Lamar Media Corp. on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019 of the Company and Lamar Media, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018 of the Company and Lamar Media, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018 of the Company and Lamar Media, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018 of the Company and Lamar Media, and (v) Notes to Consolidated Financial Statements of the Company and Lamar Media.

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

LAMAR ADVERTISING COMPANY

February 26, 2021	By:	/s/ Sean E. Reilly
Sean E. Reilly
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Reilly	President and Chief Executive Officer (Principal Executive Officer)	2/26/21
Sean E. Reilly

/s/ Jay L. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	2/26/21
Jay L. Johnson

/s/ Kevin P. Reilly, Jr.	Executive Chairman and Director	2/26/21
Kevin P. Reilly, Jr.

/s/ Wendell S. Reilly	Director	2/26/21
Wendell S. Reilly

/s/ Stephen P. Mumblow	Director	2/26/21
Stephen P. Mumblow

/s/ Marshall A. Loeb	Director	2/26/21
Marshall A. Loeb

/s/ Thomas Reifenheiser	Director	2/26/21
Thomas Reifenheiser

/s/ Anna Reilly	Director	2/26/21
Anna Reilly

/s/ John E. Koerner, III	Director	2/26/21
John E. Koerner, III

/s/ Elizabeth Thompson	Director	2/26/21
Elizabeth Thompson

/s/ Nancy Fletcher	Director	2/26/21
Nancy Fletcher

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

February 26, 2021	By:	/s/ Sean E. Reilly
Sean E. Reilly
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	Executive Chairman and Director	2/26/21
Kevin P. Reilly, Jr.

/s/ Sean E. Reilly	President and Chief Executive Officer (Principal Executive Officer)	2/26/21
Sean E. Reilly

/s/ Jay L. Johnson	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	2/26/21
Jay L. Johnson

/s/ C. Brent McCoy	Executive Vice President of Business Development and Director	2/26/21
C. Brent McCoy