Form 10-Q
period 2021-03-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2021-05-04
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-36756
__________________________________
Lamar Advertising Company
Commission File Number 1-12407
Lamar Media Corp.
(Exact name of registrants as specified in their charters)
__________________________________

Delaware	47-0961620
Delaware	72-1205791
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

5321 Corporate Blvd., Baton Rouge, LA	70808
(Address of principal executive offices)	(Zip Code)
Registrants’ telephone number, including area code: (225) 926-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value	LAMR	The NASDAQ Stock Market, LLC
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
If an emerging growth company, indicate by check mark if Lamar Advertising Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Media Corp. is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of April 30, 2021: 86,689,531
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of April 30, 2021: 14,420,085
The number of shares of Lamar Media Corp. common stock outstanding as of April 30, 2021: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:
•our future financial performance and condition;
•our business plans, objectives, prospects, growth and operating strategies;
•our future capital expenditures and level of acquisition activity;
•market opportunities and competitive positions;
•our future cash flows and expected cash requirements;
•estimated risks;
•our ability to maintain compliance with applicable covenants and restrictions included in Lamar Media’s senior credit facility, Accounts Receivable Securitization Program and the indentures relating to its outstanding notes;
•stock price;
•estimated future dividend distributions; and
•our ability to remain qualified as a Real Estate Investment Trust (“REIT”).
Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the actual results, performance or achievements of Lamar Advertising Company (referred to herein as the “Company” or “Lamar Advertising”) or Lamar Media Corp. (referred to herein as “Lamar Media”) to differ materially from those expressed or implied by the forward-looking statements:
•the state of the economy and financial markets generally and their effects on the markets in which we operate and the broader demand for advertising;
•the magnitude of the impact of the novel coronavirus (COVID-19) pandemic on our operations and on general economic conditions;
•the levels of expenditures on advertising in general and outdoor advertising in particular;
•risks and uncertainties relating to our significant indebtedness;
•the demand for outdoor advertising and its continued popularity as an advertising medium;
•our need for, and ability to obtain, additional funding for acquisitions, operations and debt refinancing;
•increased competition within the outdoor advertising industry;
•the regulation of the outdoor advertising industry by federal, state and local governments;
•our ability to renew expiring contracts at favorable rates;
•the integration of businesses and assets that we acquire and our ability to recognize cost savings and operating efficiencies as a result of these acquisitions;
•our ability to successfully implement our digital deployment strategy;
•the market for our Class A common stock;
•changes in accounting principles, policies or guidelines;
•our ability to effectively mitigate the threat of and damages caused by hurricanes and other kinds of severe weather;
•our ability to maintain our status as a REIT; and
•changes in tax laws applicable to REITs or in the interpretation of those laws.

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
For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2020 of the Company and Lamar Media (the “2020 Combined Form 10-K”), filed on February 26, 2021, and as such risk factors may be further updated or supplemented, from time to time, in our future combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,046	$121,569
Receivables, net of allowance for doubtful accounts of $13,438 and $14,946 in 2021 and 2020, respectively	218,603	240,854
Other current assets	25,702	18,147
Total current assets	287,351	380,570
Property, plant and equipment	3,621,869	3,615,505
Less accumulated depreciation and amortization	(2,353,189)	(2,333,656)
Net property, plant and equipment	1,268,680	1,281,849
Operating lease right of use assets	1,213,933	1,222,013
Financing lease right of use assets	19,030	19,670
Goodwill	1,912,359	1,912,328
Intangible assets, net	887,585	914,446
Other assets	61,559	60,565
Total assets	$5,650,497	$5,791,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$11,382	$12,017
Current maturities of long-term debt, net of deferred financing costs of $333 and $445 in 2021 and 2020, respectively	155,039	122,434
Current operating lease liabilities	162,861	195,439
Current financing lease liabilities	1,331	1,331
Accrued expenses	72,368	105,288
Deferred income	113,454	111,363
Total current liabilities	516,435	547,872
Long-term debt, net of deferred financing costs of $39,912 and $39,672 in 2021 and 2020, respectively	2,685,085	2,764,082
Operating lease liabilities	984,117	993,776
Financing lease liabilities	18,275	18,608
Deferred income tax liabilities	3,819	4,854
Asset retirement obligation	222,891	222,876
Other liabilities	38,368	36,605
Total liabilities	4,468,990	4,588,673
Stockholders’ equity:
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2021 and 2020	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized; 87,374,252 and 87,111,327 shares issued at 2021 and 2020, respectively; 86,689,281 and 86,491,646 outstanding at 2021 and 2020, respectively	87	87
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2021 and 2020	14	14
Additional paid-in capital	1,985,682	1,963,850
Accumulated comprehensive income	1,138	934
Accumulated deficit	(754,911)	(717,331)
Cost of shares held in treasury, 684,971 and 619,681 shares at 2021 and 2020, respectively	(50,503)	(44,786)
Stockholders’ equity	1,181,507	1,202,768
Total liabilities and stockholders’ equity	$5,650,497	$5,791,441
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Statements of Income
Net revenues	$370,881	$406,569
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	131,215	149,494
General and administrative expenses (exclusive of depreciation and amortization)	72,649	82,204
Corporate expenses (exclusive of depreciation and amortization)	17,760	18,491
Depreciation and amortization	60,749	62,313
Gain on disposition of assets	(415)	(2,504)
	281,958	309,998
Operating income	88,923	96,571
Other expense (income)
Loss on extinguishment of debt	21,604	18,179
Interest income	(174)	(190)
Interest expense	28,154	36,553
	49,584	54,542
Income before income tax expense	39,339	42,029
Income tax expense	1,010	1,536
Net income	38,329	40,493
Cash dividends declared and paid on preferred stock	91	91
Net income applicable to common stock	$38,238	$40,402
Earnings per share:
Basic earnings per share	$0.38	$0.40
Diluted earnings per share	$0.38	$0.40
Cash dividends declared per share of common stock	$0.75	$1.00
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	100,967,861	100,589,338
Weighted average common shares outstanding diluted	101,138,042	100,875,388
Statements of Comprehensive Income
Net income	$38,329	$40,493
Other comprehensive income (loss)
Foreign currency translation adjustments	204	(1,598)
Comprehensive income	$38,533	$38,895
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2020	$—	$87	$14	$(44,786)	$1,963,850	$934	$(717,331)	$1,202,768
Non-cash compensation	—	—	—	—	1,060	—	—	1,060
Issuance of 149,000 shares of common stock through stock awards	—	—	—	—	13,376	—	—	13,376
Exercise of 82,101 shares of stock options	—	—	—	—	5,224	—	—	5,224
Issuance of 31,824 shares of common stock through employee purchase plan	—	—	—	—	2,172	—	—	2,172
Purchase of 65,290 shares of treasury stock	—	—	—	(5,717)	—	—	—	(5,717)
Foreign currency translation	—	—	—	—	—	204	—	204
Net income	—	—	—	—	—	—	38,329	38,329
Dividends/distributions to common shareholders ($0.75 per common share)	—	—	—	—	—	—	(75,818)	(75,818)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2021	$—	$87	$14	$(50,503)	$1,985,682	$1,138	$(754,911)	$1,181,507

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2019	$—	$87	$14	$(34,294)	$1,922,222	$685	$(708,408)	$1,180,306
Non-cash compensation	—	—	—	—	1,261	—	—	1,261
Issuance of 272,813 shares of common stock through stock awards	—	—	—	—	24,956	—	—	24,956
Exercise of 14,609 shares of stock options	—	—	—	—	652	—	—	652
Issuance of 58,734 shares of common stock through employee purchase plan	—	—	—	—	2,560	—	—	2,560
Purchase of 110,520 shares of treasury stock	—	—	—	(10,068)	—	—	—	(10,068)
Foreign currency translation	—	—	—	—	—	(1,598)	—	(1,598)
Net income	—	—	—	—	—	—	40,493	40,493
Dividends/distributions to common shareholders ($1.00 per common share)	—	—	—	—	—	—	(100,687)	(100,687)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2020	$—	$87	$14	$(44,362)	$1,951,651	$(913)	$(768,693)	$1,137,784
See accompanying notes to condensed consolidated financial statements

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$38,329	$40,493
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	60,749	62,313
Stock-based compensation	3,675	3,437
Amortization included in interest expense	1,371	1,378
Gain on disposition of assets and investments	(415)	(2,504)
Loss on extinguishment of debt	21,604	18,179
Deferred tax benefit	(1,020)	(419)
Provision for doubtful accounts	(371)	3,206
Changes in operating assets and liabilities
Decrease (increase) in:
Receivables	22,691	(290)
Prepaid expenses	(1,408)	815
Other assets	(5,438)	(9,600)
(Decrease) increase in:
Trade accounts payable	(1,147)	91
Accrued expenses	(22,182)	(20,982)
Operating lease liabilities	(34,250)	(28,324)
Other liabilities	1,130	(4,861)
Net cash provided by operating activities	83,318	62,932
Cash flows from investing activities:
Acquisitions	(3,333)	(13,565)
Capital expenditures	(16,332)	(25,709)
Proceeds from disposition of assets and investments	1,842	3,686
Net cash used in investing activities	(17,823)	(35,588)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(5,717)	(10,068)
Net proceeds from issuance of common stock	7,396	3,212
Principal payments on long-term debt	(96)	(89)
Principal payments on financing leases	(483)	—
Payments on revolving credit facility	—	(180,000)
Proceeds received from revolving credit facility	25,000	655,000
Redemption of senior notes	(668,688)	(519,139)
Proceeds received from note offering	550,000	1,000,000
Proceeds received from accounts receivable securitization program	32,500	—
Proceeds received from senior credit facility term loans	—	598,500
Payments on senior credit facility term loans	—	(978,097)
Debt issuance costs	(8,067)	(24,042)
Distributions to non-controlling interest	(24)	(860)
Dividends/distributions	(75,909)	(100,778)
Net cash (used in) provided by financing activities	(144,088)	443,639
Effect of exchange rate changes in cash and cash equivalents	70	(532)
Net (decrease) increase in cash and cash equivalents	(78,523)	470,451
Cash and cash equivalents at beginning of period	121,569	26,188
Cash and cash equivalents at end of period	$43,046	$496,639
Supplemental disclosures of cash flow information:
Cash paid for interest	$43,343	$42,982
Cash paid for foreign, state and federal income taxes	$1,429	$1,878
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2020 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.
2. Revenues
Advertising revenues:  The majority of our revenues are derived from contracts for advertising space on billboard, logo and transit displays. Contracts which do not meet the criteria of a lease under ASC 842, Leases are accounted for under ASC 606, Revenue. The majority of our advertising space contracts do not meet the definition of a lease under ASC 842 and are therefore accounted for under ASC 606. The contract revenues are recognized ratably over their contract life. Costs to fulfill a contract, which include our costs to install advertising copy onto billboards, are capitalized and amortized to Direct advertising expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Income and Comprehensive Income.
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
The following table presents our disaggregated revenue by source for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Billboard advertising	$334,039	$355,305
Logo advertising	19,406	21,392
Transit advertising	17,436	29,872
Net revenues	$370,881	$406,569

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
3. Leases
During the three months ended March 31, 2021 and 2020, we had operating lease costs of $72,471 and $80,402, respectively, and variable lease costs of $15,244 and $17,444, respectively. These operating lease costs are recorded in Direct advertising expenses (exclusive of depreciation and amortization). For the three months ended March 31, 2021 and 2020, we recorded a gain of $6 and loss of $51, respectively, in Gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $102,082 and $103,063 were made reducing our operating lease liabilities for the three months ended March 31, 2021 and 2020, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets (ROU assets) or lease liabilities for agreements with a term of twelve months or less. We recorded $1,380 and $1,258 in Direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended March 31, 2021 and 2020, respectively.
Our operating leases have a weighted-average remaining lease term of 12.1 years. The weighted-average discount rate of our operating leases is 4.7%. Also, during the periods ended March 31, 2021 and 2020, we obtained $3,767 and $5,082, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.
The following is a summary of the maturities of our operating lease liabilities as of March 31, 2021:

2021	$137,770
2022	182,324
2023	161,572
2024	145,168
2025	121,956
Thereafter	762,445
Total undiscounted operating lease payments	1,511,235
Less: Imputed interest	(364,257)
Total operating lease liabilities	$1,146,978
During the three months ended March 31, 2021, $713 of amortization expense and $150 of interest expense relating to our financing lease liabilities were recorded in Depreciation and amortization and Interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. Cash payments of $483 were made reducing our financing lease liabilities for the three months ended March 31, 2021 and are included in cash flows (used in) provided by financing activities in the Condensed Consolidated Statements of Cash Flows. We had no expenses relating to the financing lease liabilities for the three months ended March 31, 2020. Our financing leases have a weighted-average remaining lease term of 6.7 years and a weighted-average discount rate of 3.1%.
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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
volatility. The Company granted options for an aggregate of 18,000 shares of its Class A common stock during the three months ended March 31, 2021. At March 31, 2021 a total of 2,333,620 shares were available for future grant.
Stock Purchase Plan. Lamar Advertising’s 2009 Employee Stock Purchase Plan (the “2009 ESPP”), approved by our shareholders on May 28, 2009, expired by its terms on June 30, 2019. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The 2019 ESPP became effective upon the expiration of the 2009 ESPP. The number of shares of Class A common stock available under the 2019 ESPP was automatically increased by 86,490 shares on January 1, 2021 pursuant to the automatic increase provisions of the 2019 ESPP.
The following is a summary of 2019 ESPP share activity for the three months ended March 31, 2021:

Shares
Available for future purchases, January 1, 2021	369,771
Additional shares reserved under 2019 ESPP	86,490
Purchases	(31,824)
Available for future purchases, March 31, 2021	424,437
Performance-based stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2021 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2022. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the three months ended March 31, 2021, the Company has recorded $2,452 as stock-based compensation expense related to performance-based awards.
Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors' one year term. The Company recorded $66 in stock-based compensation expense related to these awards for the three months ended March 31, 2021.
5. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are:

	Three Months Ended March 31,
	2021	2020
Direct advertising expenses	$56,472	$58,697
General and administrative expenses	1,107	1,281
Corporate expenses	3,170	2,335
	$60,749	$62,313

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
6. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at March 31, 2021 and December 31, 2020:

	Estimated Life (Years)	March 31, 2021		December 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$645,765	$568,949	$645,739	$563,135
Non-competition agreements	3—15	66,206	64,712	66,156	64,647
Site locations	15	2,413,111	1,615,056	2,412,745	1,593,805
Other	2—15	50,038	38,818	50,018	38,625
		$3,175,120	$2,287,535	$3,174,658	$2,260,212
Unamortizable intangible assets:
Goodwill		$2,165,895	$253,536	$2,165,864	$253,536

7. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2020	$222,876
Additions to asset retirement obligations	176
Accretion expense	1,001
Liabilities settled	(1,162)
Balance at March 31, 2021	$222,891
8. Distribution Restrictions
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of March 31, 2021 and December 31, 2020, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $3,667,145 and $3,625,712, respectively.
As of March 31, 2021, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of March 31, 2021, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of March 31, 2021, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $2,417,625.
9. Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three months ended March 31, 2021 or 2020.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
10. Long-term Debt
Long-term debt consists of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$623,529	$11,003	$612,526
Accounts Receivable Securitization Program	155,000	333	154,667
3 3/4% Senior Notes	600,000	7,786	592,214
3 5/8% Senior Notes	550,000	7,941	542,059
4% Senior Notes	549,299	7,736	541,563
4 7/8% Senior Notes	400,000	5,446	394,554
Other notes with various rates and terms	2,541	—	2,541
	2,880,369	40,245	2,840,124
Less current maturities	(155,372)	(333)	(155,039)
Long-term debt, excluding current maturities	$2,724,997	$39,912	$2,685,085

	December 31, 2020
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$598,466	$11,569	$586,897
Accounts Receivable Securitization Program	122,500	445	122,055
3 3/4% Senior Notes	600,000	8,031	591,969
4% Senior Notes	549,280	7,911	541,369
4 7/8% Senior Notes	400,000	5,586	394,414
5 3/4% Senior Notes	653,631	6,575	647,056
Other notes with various rates and terms	2,756	—	2,756
	2,926,633	40,117	2,886,516
Less current maturities	(122,879)	(445)	(122,434)
Long-term debt, excluding current maturities	$2,803,754	$39,672	$2,764,082
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
The new senior credit facility, as established by the Fourth Amended and Restated Credit Agreement (the “senior credit facility”), consists of (i) a new $750,000 senior secured revolving credit facility which will mature on February 6, 2025 (the “revolving credit facility”), (ii) a new $600,000 Term B loan facility (the “Term B loans”)  which will mature on February 6, 2027, and (iii) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to a pro forma secured debt ratio of 4.50 to 1.00, as well as certain other conditions including lender approval.  Lamar Media borrowed all $600,000 in Term B loans on February 6, 2020.  The entire amount of the Term B loans will be payable at maturity. The net proceeds from the Term B loans, together with

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
borrowings under the revolving portion of the senior credit facility and a portion of the proceeds of the issuance of the 3 3/4% Senior Notes due 2028 and 4% Senior Notes due 2030 (both as described below), were used to repay all outstanding amounts under the Third Amended and Restated Credit Agreement, and all revolving commitments under that facility were terminated. As a result of refinancing our credit facility the Company incurred a loss on debt extinguishment of $5,603 for the three months ended March 31, 2020.
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
As of March 31, 2021, there were $25,000 in outstanding borrowings under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $14,370 in letters of credit outstanding as of March 31, 2021 resulting in $710,630 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 6, 2025
The terms of Lamar Media’s senior credit facility and the indentures relating to Lamar Media’s outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:
•dispose of assets;
•incur or repay debt;
•create liens;
•make investments; and
•pay dividends.
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
Accounts Receivable Securitization Program
On December 18, 2018, Lamar Media entered into a $175,000 Receivable Financing Agreement (the “Receivable Financing Agreement”) with its wholly-owned special purpose entities, Lamar QRS Receivables, LLC and Lamar TRS Receivables, LLC (the “Special Purpose Subsidiaries”) maturing on December 17, 2021 (the "Accounts Receivable Securitization Program"). The

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Accounts Receivable Securitization Program is limited to the availability of eligible accounts receivable collateralizing the borrowings under the agreements governing the Accounts Receivable Securitization Program.
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
On June 30, 2020, Lamar Media and the Special Purpose Subsidiaries entered into the Third Amendment (the “Third Amendment”) to the Receivables Financing Agreement. The Third Amendment increased the maximum three month average Delinquency Ratio, Dilution Ratio and Days’ Sales Outstanding to 11.00% (from 8.00%), 7.00% (from 4.00%) and 75 days (from 65 days), respectively, for each of the months of June, July and August 2020. The Third Amendment did not modify any other financial covenant. Additionally, the Third Amendment established a new Minimum Funding Threshold, which requires the Special Purpose Subsidiaries to maintain minimum borrowings under the Accounts Receivable Securitization Program on any day equal to the lesser of (i) 50.00% of the aggregate Commitment of all Lenders or (ii) the Borrowing Base, though the Special Purpose Subsidiaries had the right to borrow less than the Minimum Funding Threshold during certain periods prior to December 21, 2020 at their election.
On October 23, 2020, Lamar Media and the Special Purpose Subsidiaries entered into the Fourth Amendment (the “Fourth Amendment”) to the Receivables Financing Agreement.  The Fourth Amendment increased the maximum three month average Delinquency Ratio generally to 13.00% (and up to 16.00% for up to two additional periods upon written notice from Lamar Media), and increased the maximum three month average Dilution Ratio to 5.00% for the remaining term of the Accounts Receivable Securitization Program. Additionally, the Fourth Amendment increased the Minimum Funding Threshold which, as amended, requires the Special Purpose Subsidiaries to maintain minimum borrowings under the Accounts Receivable Securitization Program on any day equal to the lesser of (i) 70.00% of the aggregate Commitment of all Lenders or (ii) the Borrowing Base, though the Special Purpose Subsidiaries had the right to borrow less than the Minimum Funding Threshold during certain periods prior to December 21, 2020 at their election.
As of March 31, 2021 there was $155,000 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had an additional $11,400 available for borrowing under the Accounts Receivable Securitization Program as of March 31, 2021. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the three months ended March 31, 2021.
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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
5 3/4% Senior Notes
On January 28, 2016, Lamar Media completed an institutional private placement of $400,000 aggregate principal amount of 5 3/4% Senior Notes due 2026 (the “Original 5 3/4% Notes”). The institutional private placement on January 28, 2016 resulted in net proceeds to Lamar Media of approximately $394,500.
On February 1, 2019, Lamar Media completed an institutional private placement of an additional $250,000 aggregate principal amount under its 5 3/4% Notes (the “Additional 5 3/4% Notes", and together with the Original 5 3/4% Notes, the "5 3/4% Notes”). Other than with respect to the date of issuance, issue price and CUSIP number, the Additional 5 3/4% Notes have the same terms as the Original 5 3/4% Notes. The net proceeds after underwriting fees and expenses, was approximately $251,500.
On February 3, 2021, Lamar Media redeemed in full all $650,000 aggregate principal amount 5 3/4% Notes. The 5 3/4% Notes redemption was completed using the proceeds received from the 3 5/8% Notes offering completed on January 22, 2021 (as described below), together with cash on hand and borrowings under the revolving credit facility and Accounts Receivable Securitization Program. The 5 3/4% Notes were redeemed at a redemption price equal to 102.875% of the aggregate principal amount of the outstanding notes, plus accrued and unpaid interest to (but not including) the redemption date. During the three months ended March 31, 2021, the Company recorded a loss on debt extinguishment of approximately $21,604 related to the note redemption, of which $18,700 was in cash.
4% Senior Notes
On February 6, 2020, Lamar Media completed an institutional private placement of $400,000 aggregate principal amount of 4% Senior Notes due 2030 (the “Original 4% Notes”). The institutional private placement on February 6, 2020 resulted in net proceeds to Lamar Media of approximately $395,000.
On August 19, 2020, Lamar Media completed an institutional private placement of an additional $150,000 aggregate principal amount of its 4% Notes (the “Additional 4% Notes”, and together with the Original 4% Notes, the "4% Notes"). Other than with respect to the date of issuance and issue price, the Additional 4% Notes have the same terms as the Original 4% Notes. The institutional private placement on August 19, 2020 resulted in net proceeds to Lamar Media of approximately $146,900.
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
3 5/8% Senior Notes
On January 22, 2021, Lamar Media completed an institutional private placement of $550,000 aggregate principal amount of 3 5/8% Senior Notes due 2031 (the “3 5/8% Notes”). The institutional private placement on January 22, 2021 resulted in net proceeds to Lamar Media of approximately $542,500.
Lamar Media may redeem up to 40% of the aggregate principal amount of the 3 5/8% Notes, at any time and from time to time, at a price equal to 103.625% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before January 15, 2024 provided that following the redemption, at least 60% of the 3 5/8% Notes that were originally issued remain outstanding and any such redemption occurs within 120 days following the closing of any such public equity offering. At any time prior to January 15, 2026, Lamar Media may redeem some or all of the 3 5/8% Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after January 15, 2026, Lamar Media may redeem the 3 5/8% Notes, in whole or in part, in cash at redemption prices specified in the 3 5/8% Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder's 3 5/8% Notes at a price equal to 101% of the principal amount of the 3 5/8% Notes, plus accrued and unpaid interest, up to but not including the repurchase date.
Debt Repurchase Program
On March 16, 2020, the Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors. There were no repurchases under the program as of March 31, 2021.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
11. Fair Value of Financial Instruments
At March 31, 2021 and December 31, 2020, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $2,880,757 which exceeds the carrying amount of $2,880,369 as of March 31, 2021. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).
12. New Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing specific exceptions to the general principles in Topic 740 - Income Taxes. This guidance is effective for years beginning after December 15, 2020. The Company adopted this guidance on January 1, 2021 and the impact of the adoption is not material to the Company's consolidated financial statements.
13. Dividends/Distributions
During the three months ended March 31, 2021 and 2020, the Company declared and paid cash distributions in an aggregate amount of $75,818 or $0.75 per share and $100,687 or $1.00 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of COVID-19 on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three months ended March 31, 2021 and 2020, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share for each period.
14. Information about Geographic Areas
Revenues from external customers attributable to foreign countries totaled $4,964 and $7,436 for the three months ended March 31, 2021 and 2020, respectively. Net carrying value of long-lived assets located in foreign countries totaled $9,359 and $8,727 as of March 31, 2021 and December 31, 2020, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.
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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
As of March 31, 2021, 842,412 shares of our Class A common stock have been sold under the Sales Agreement and accordingly $336,668 remained available to be sold under the Sales Agreement as of March 31, 2021. The Sales Agreement expired by its terms on May 1, 2021. The Company may enter into a new sales agreement to consummate "at-the-market offerings" in the future.
On August 6, 2018, the Company filed an automatically effective shelf registration statement that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock. There were no shares issued under this shelf registration during the three months ended March 31, 2021 and the year ended December 31, 2020.
On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors. There were no repurchases under the program as of March 31, 2021.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,546	$121,069
Receivables, net of allowance for doubtful accounts of $13,438 and $14,946 in 2021 and 2020, respectively	218,603	240,854
Other current assets	25,702	18,147
Total current assets	286,851	380,070
Property, plant and equipment	3,621,869	3,615,505
Less accumulated depreciation and amortization	(2,353,189)	(2,333,656)
Net property, plant and equipment	1,268,680	1,281,849
Operating lease right of use assets	1,213,933	1,222,013
Financing lease right of use assets	19,030	19,670
Goodwill	1,902,207	1,902,177
Intangible assets, net	887,118	913,978
Other assets	55,943	54,950
Total assets	$5,633,762	$5,774,707
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$11,382	$12,017
Current maturities of long-term debt, net of deferred financing costs of $333 and $445 in 2021 and 2020, respectively	155,039	122,434
Current operating lease liabilities	162,861	195,439
Current financing lease liabilities	1,331	1,331
Accrued expenses	65,330	98,478
Deferred income	113,454	111,363
Total current liabilities	509,397	541,062
Long-term debt, net of deferred financing costs of $39,912 and $39,672 in 2021 and 2020, respectively	2,685,085	2,764,082
Operating lease liabilities	984,117	993,776
Financing lease liabilities	18,275	18,608
Deferred income tax liabilities	3,819	4,854
Asset retirement obligation	222,891	222,876
Other liabilities	38,368	36,605
Total liabilities	4,461,952	4,581,863
Stockholder’s equity:
Common stock, par value $0.01, 3,000 shares authorized, 100 shares issued and outstanding at 2021 and 2020	—	—
Additional paid-in-capital	3,056,188	3,034,357
Accumulated comprehensive income	1,138	934
Accumulated deficit	(1,885,516)	(1,842,447)
Stockholder’s equity	1,171,810	1,192,844
Total liabilities and stockholder’s equity	$5,633,762	$5,774,707
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Statements of Income
Net revenues	$370,881	$406,569
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	131,215	149,494
General and administrative expenses (exclusive of depreciation and amortization)	72,649	82,204
Corporate expenses (exclusive of depreciation and amortization)	17,623	18,367
Depreciation and amortization	60,749	62,313
Gain on disposition of assets	(415)	(2,504)
	281,821	309,874
Operating income	89,060	96,695
Other expense (income)
Loss on extinguishment of debt	21,604	18,179
Interest income	(174)	(190)
Interest expense	28,154	36,553
	49,584	54,542
Income before income tax expense	39,476	42,153
Income tax expense	1,010	1,536
Net income	$38,466	$40,617
Statements of Comprehensive Income
Net income	$38,466	$40,617
Other comprehensive income (loss)
Foreign currency translation adjustments	204	(1,598)
Comprehensive income	$38,670	$39,019
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder’s Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2020	$—	$3,034,357	$934	$(1,842,447)	$1,192,844
Contribution from parent	—	21,831	—	—	21,831
Foreign currency translations	—	—	204	—	204
Net income	—	—	—	38,466	38,466
Dividend to parent	—	—	—	(81,535)	(81,535)
Balance, March 31, 2021	$—	$3,056,188	$1,138	$(1,885,516)	$1,171,810

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2019	$—	$2,992,729	$685	$(1,823,883)	$1,169,531
Contribution from parent	—	29,429	—	—	29,429
Foreign currency translations	—	—	(1,598)	—	(1,598)
Net income	—	—	—	40,617	40,617
Dividend to parent	—	—	—	(110,755)	(110,755)
Balance, March 31, 2020	$—	$3,022,158	$(913)	$(1,894,021)	$1,127,224
See accompanying notes to condensed consolidated financial statements

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$38,466	$40,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,749	62,313
Stock-based compensation	3,675	3,437
Amortization included in interest expense	1,371	1,378
Gain on disposition of assets and investments	(415)	(2,504)
Loss on extinguishment of debt	21,604	18,179
Deferred tax benefit	(1,020)	(419)
Provision for doubtful accounts	(371)	3,206
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	22,691	(290)
Prepaid expenses	(1,408)	815
Other assets	(5,438)	(9,600)
(Decrease) increase in:
Trade accounts payable	(1,147)	91
Accrued expenses	(22,182)	(20,982)
Operating lease liabilities	(34,250)	(28,324)
Other liabilities	(13,533)	(31,293)
Net cash provided by operating activities	68,792	36,624
Cash flows from investing activities:
Acquisitions	(3,333)	(13,565)
Capital expenditures	(16,332)	(25,709)
Proceeds from disposition of assets and investments	1,842	3,686
Net cash used in investing activities	(17,823)	(35,588)
Cash flows from financing activities:
Principal payments on long-term debt	(96)	(89)
Principal payments on financing leases	(483)	—
Payments on revolving credit facility	—	(180,000)
Proceeds received from revolving credit facility	25,000	655,000
Redemption of senior notes	(668,688)	(519,139)
Proceeds received from note offering	550,000	1,000,000
Proceeds received from accounts receivable securitization program	32,500	—
Proceeds received from senior credit facility term loans	—	598,500
Payments on senior credit facility term loans	—	(978,097)
Debt issuance costs	(8,067)	(24,042)
Distributions to non-controlling interest	(24)	(860)
Contributions from parent	21,831	29,429
Dividend to parent	(81,535)	(110,755)
Net cash (used in) provided by financing activities	(129,562)	469,947
Effect of exchange rate changes in cash and cash equivalents	70	(532)
Net (decrease) increase in cash and cash equivalents	(78,523)	470,451
Cash and cash equivalents at beginning of period	121,069	25,688
Cash and cash equivalents at end of period	$42,546	$496,139
Supplemental disclosures of cash flow information:
Cash paid for interest	$43,343	$42,982
Cash paid for foreign, state and federal income taxes	$1,429	$1,878
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2020 Combined Form 10-K.
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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Balance Sheet as of March 31, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$38,256	$22,551	$226,044	$—	$286,851
Net property, plant and equipment	—	1,255,111	13,569	—	1,268,680
Operating lease right of use assets	—	1,193,262	20,671	—	1,213,933
Intangibles and goodwill, net	—	2,771,595	17,730	—	2,789,325
Other assets	4,023,884	239,733	166,068	(4,354,712)	74,973
Total assets	$4,062,140	$5,482,252	$444,082	$(4,354,712)	$5,633,762
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$373	$154,666	$—	$155,039
Current operating lease liabilities	—	157,249	5,612	—	162,861
Other current liabilities	16,926	164,555	10,016	—	191,497
Total current liabilities	16,926	322,177	170,294	—	509,397
Long-term debt	2,682,796	2,289	—	—	2,685,085
Operating lease liabilities	—	970,344	13,773	—	984,117
Other noncurrent liabilities	190,608	244,788	252,466	(404,509)	283,353
Total liabilities	2,890,330	1,539,598	436,533	(404,509)	4,461,952
Stockholders’ equity	1,171,810	3,942,654	7,549	(3,950,203)	1,171,810
Total liabilities and stockholders’ equity	$4,062,140	$5,482,252	$444,082	$(4,354,712)	$5,633,762

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Balance Sheet as of December 31, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
ASSETS
Total current assets	$110,678	$19,471	$249,921	$—	$380,070
Net property, plant and equipment	—	1,268,765	13,084	—	1,281,849
Operating lease right of use assets	—	1,200,115	21,898	—	1,222,013
Intangibles and goodwill, net	—	2,798,343	17,812	—	2,816,155
Other assets	3,912,122	258,433	132,448	(4,228,383)	74,620
Total assets	$4,022,800	$5,545,127	$435,163	$(4,228,383)	$5,774,707
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$379	$122,055	$—	$122,434
Current operating lease liabilities	—	188,712	6,727	—	195,439
Other current liabilities	33,583	170,320	19,286	—	223,189
Total current liabilities	33,583	359,411	148,068	—	541,062
Long-term debt	2,761,705	2,377	—	—	2,764,082
Operating lease liabilities	—	979,785	13,991	—	993,776
Other noncurrent liabilities	34,668	245,891	266,968	(264,584)	282,943
Total liabilities	2,829,956	1,587,464	429,027	(264,584)	4,581,863
Stockholder’s equity	1,192,844	3,957,663	6,136	(3,963,799)	1,192,844
Total liabilities and stockholder’s equity	$4,022,800	$5,545,127	$435,163	$(4,228,383)	$5,774,707

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Three Months Ended March 31, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$363,612	$7,699	$(430)	$370,881
Operating expenses (income)
Direct advertising expenses (1)	—	127,415	4,230	(430)	131,215
General and administrative expenses (1)	—	71,951	698	—	72,649
Corporate expenses (1)	—	17,366	257	—	17,623
Depreciation and amortization	—	60,066	683	—	60,749
Gain on disposition of assets	—	(415)	—	—	(415)
	—	276,383	5,868	(430)	281,821
Operating income	—	87,229	1,831	—	89,060
Equity in (earnings) loss of subsidiaries	(87,824)	—	—	87,824	—
Loss on extinguishment of debt	21,604	—	—	—	21,604
Interest expense (income), net	27,754	(18)	244	—	27,980
Income (loss) before income tax expense	38,466	87,247	1,587	(87,824)	39,476
Income tax expense (2)	—	632	378	—	1,010
Net income (loss)	$38,466	$86,615	$1,209	$(87,824)	$38,466
Statement of Comprehensive Income
Net income (loss)	$38,466	$86,615	$1,209	$(87,824)	$38,466
Total other comprehensive income, net of tax	—	—	204	—	204
Total comprehensive income (loss)	$38,466	$86,615	$1,413	$(87,824)	$38,670
(1)Caption is exclusive of depreciation and amortization.
(2)The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

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
Operating expenses (income)
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
(1)Caption is exclusive of depreciation and amortization.
(2)The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$61,766	$102,064	$9,919	$(104,957)	$68,792
Cash flows from investing activities:
Acquisitions	—	(3,333)	—	—	(3,333)
Capital expenditures	—	(15,294)	(1,038)	—	(16,332)
Proceeds from disposition of assets and investments	—	1,842	—	—	1,842
Investment in subsidiaries	(3,333)	—	—	3,333	—
Decrease (increase) in intercompany notes receivable	30,604	—	—	(30,604)	—
Net cash provided by (used in) investing activities	27,271	(16,785)	(1,038)	(27,271)	(17,823)
Cash flows from financing activities:
Proceeds received from revolving credit facility	25,000	—	—	—	25,000
Principal payments on long-term debt	—	(96)	—	—	(96)
Principal payments on financing leases	—	(483)	—	—	(483)
Proceeds received from note offering	550,000	—	—	—	550,000
Redemption of senior notes	(668,688)	—	—	—	(668,688)
Proceeds received from accounts receivable securitization program	—	—	32,500	—	32,500
Debt issuance costs	(8,067)	—	—	—	(8,067)
Intercompany loan proceeds (payments)	—	16,770	(47,374)	30,604	—
Distributions to non-controlling interest	—	—	(24)	—	(24)
Dividends (to) from parent	(81,535)	(104,957)	—	104,957	(81,535)
Contributions from (to) parent	21,831	3,333	—	(3,333)	21,831
Net cash (used in) provided by financing activities	(161,459)	(85,433)	(14,898)	132,228	(129,562)
Effect of exchange rate changes in cash and cash equivalents	—	—	70	—	70
Net decrease in cash and cash equivalents	(72,422)	(154)	(5,947)	—	(78,523)
Cash and cash equivalents at beginning of period	110,588	1,732	8,749	—	121,069
Cash and cash equivalents at end of period	$38,166	$1,578	$2,802	$—	$42,546

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$24,222	$82,135	$(5,970)	$(63,763)	$36,624
Cash flows from investing activities:
Acquisitions	—	(13,565)	—	—	(13,565)
Capital expenditures	—	(24,531)	(1,178)	—	(25,709)
Proceeds from disposition of assets and investments	—	3,686	—	—	3,686
Investment in subsidiaries	(13,565)	—	—	13,565	—
(Increase) decrease in intercompany notes receivable	(8,155)	—	—	8,155	—
Net cash (used in) provided by investing activities	(21,720)	(34,410)	(1,178)	21,720	(35,588)
Cash flows from financing activities:
Proceeds received from revolving credit facility	655,000	—	—	—	655,000
Payment on revolving credit facility	(180,000)	—	—	—	(180,000)
Principal payments on long-term debt	(81)	(8)	—	—	(89)
Proceeds received from note offering	1,000,000	—	—	—	1,000,000
Redemption of senior notes	(519,139)	—	—	—	(519,139)
Proceeds received from senior credit facility term loans	598,500	—	—	—	598,500
Payments on senior credit facility term loans	(978,097)	—	—	—	(978,097)
Debt issuance costs	(24,042)	—	—	—	(24,042)
Intercompany loan (payments) proceeds	—	(3,436)	11,591	(8,155)	—
Distributions to non-controlling interest	—	—	(860)	—	(860)
Dividends (to) from parent	(110,755)	(63,763)	—	63,763	(110,755)
Contributions from (to) parent	29,429	13,565	—	(13,565)	29,429
Net cash provided by (used in) financing activities	470,815	(53,642)	10,731	42,043	469,947
Effect of exchange rate changes in cash and cash equivalents	—	—	(532)	—	(532)
Net increase (decrease) in cash and cash equivalents	473,317	(5,917)	3,051	—	470,451
Cash and cash equivalents at beginning of period	13,185	8,278	4,225	—	25,688
Cash and cash equivalents at end of period	$486,502	$2,361	$7,276	$—	$496,139

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2020 Combined Form 10-K filed on February 26 2021, and as such risk factors may be further updated or supplemented, from time to time, in our future combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
LAMAR ADVERTISING COMPANY
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2021 and 2020. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.
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
Impact of the COVID-19 Pandemic
The unprecedented and rapid spread of COVID-19 and the related government-imposed restrictions and social distancing measures implemented throughout the world have reduced demand for out-of-home advertising. Beginning in late March 2020, large public events were cancelled, and governments began imposing restrictions on non-essential activities, which in turn led to advertisers suspending, delaying or cancelling their advertising campaigns. While government-imposed restrictions have eased, they continue to have an adverse impact on the volume of vehicles on roadways (particularly in larger markets), pedestrians in airports and riders on public transit and numerous advertising customer segments including, but not limited to, entertainment, retail, restaurant and amusement advertisers.
As a result, demand for billboard, transit and airport advertising declined, which has had an adverse impact on our revenues and financial position. The decrease in outdoor advertising demand during the three months ended March 31, 2021 resulted in a 8.8% decrease in our consolidated net revenues as compared to the same period in 2020. As revenues declined, the Company responded through a variety of cost saving and liquidity measures, which included reductions in our transit and airport franchise costs and billboard lease costs. As a result of these cost saving measures, our consolidated operating costs (exclusive of depreciation and amortization and gain on disposition of assets) decreased by $28.6 million, or 11.4%, for the three months ended March 31, 2021 over the same period in 2020.
We observed an improvement in customer activity beginning in June 2020 and through March 2021 as the government-imposed restrictions on travel were eased and more of the population became vaccinated. Accordingly, we are not actively pursuing additional cost saving measures, and are resuming acquisition activities and spending on capital projects. However, we cannot predict the length or strength of the recovery in advertising demand due to continued impact of the pandemic on the overall U.S. and global economy, and new or renewed government-imposed restrictions on travel that may be enacted in the future.
We will continue to evaluate the impact of the COVID-19 pandemic on our business and we may access the debt and/or equity capital markets for additional liquidity, if necessary.
The Company’s management and Board of Directors are continuing to evaluate our quarterly dividend plans for 2021. This evaluation includes ensuring the Company remains in compliance with its REIT dividend requirements for the year. On February 25, 2021, the Board of Directors declared a quarterly cash dividend of $0.75 per common share, paid on March 31,

2021. Subject to the approval of the Board of Directors, the Company expects aggregate dividends for 2021 to be $3.00 per common share, including the dividend paid on March 31, 2021.
As of March 31, 2021, we did not incur any impairment charges related to goodwill or long-lived assets (including operating lease right of use assets). We also did not incur any significant credit losses for the three months ended March 31, 2021.
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
Acquisitions and capital expenditures
Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash” for more information. During the three months ended March 31, 2021, the Company completed acquisitions for a total cash purchase price of approximately $3.3 million. See Uses of Cash – Acquisitions for more information.
The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Total capital expenditures:
Billboard — traditional	$2,767	$6,520
Billboard — digital	9,074	11,575
Logos	1,923	2,875
Transit	453	1,566
Land and buildings	974	1,236
Operating equipment	1,141	1,937
Total capital expenditures	$16,332	$25,709
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
We define adjusted EBITDA as net income before income tax expense (benefit), interest expense (income), loss (gain) on extinguishment of debt and investments, stock-based compensation, depreciation and amortization, gain or loss on disposition of assets and investments and capitalized contract fulfillment costs, net.

FFO is defined as net income before gains or losses from the sale or disposal of real estate assets and investments and real estate related depreciation and amortization and including adjustments to eliminate unconsolidated affiliates and non-controlling interest.
We define AFFO as FFO before (i) straight-line income and expense; (ii) capitalized contract fulfillment costs, net (iii) stock-based compensation expense; (iv) non-cash portion of tax expense (benefit); (v) non-real estate related depreciation and amortization; (vi) amortization of deferred financing costs; (vii) loss on extinguishment of debt; (viii) non-recurring infrequent or unusual losses (gains); (ix) less maintenance capital expenditures; and (x) an adjustment for unconsolidated affiliates and non-controlling interest.
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
Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue are not intended to replace net income or any other performance measures determined in accordance with GAAP. Neither FFO nor AFFO represent cash flows from operating activities in accordance with GAAP and, therefore, these measures should not be considered indicative of cash flows from operating activities as a measure of liquidity or of funds available to fund our cash needs, including our ability to make cash distributions. Rather, adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue are presented as we believe each is a useful indicator of our current operating performance. We believe that these metrics are useful to an investor in evaluating our operating performance because (1) each is a key measure used by our management team for purposes of decision-making and for evaluating our core operating results; (2) adjusted EBITDA is widely used in the industry to measure operating performance as depreciation and amortization may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (3) acquisition-adjusted net revenue is a supplement to net revenue to enable investors to compare period-over-period results on a more consistent basis without the effects of acquisitions and divestures, which reflects our core performance and organic growth (if any) during the period in which the assets were owned and managed by us; (4) adjusted EBITDA, FFO and AFFO each provide investors with a meaningful measure for evaluating our period-to-period operating performance by eliminating items that are not operational in nature; and (5) each provides investors with a measure for comparing our results of operations to those of other companies.
Our measurement of adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue may not, however, be fully comparable to similarly titled measures used by other companies. Reconciliations of adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue to net income, the most directly comparable GAAP measure, have been included herein.
RESULTS OF OPERATIONS
Three months ended March 31, 2021 compared to three months ended March 31, 2020
Net revenues decreased $35.7 million or 8.8% to $370.9 million for the three months ended March 31, 2021 from $406.6 million for the same period in 2020. This decrease was primarily attributable to a decrease in billboard and transit net revenues of $21.3 million and $12.4 million, respectively, over the same period in 2020, which related to the effects of the ongoing COVID-19 pandemic.
For the three months ended March 31, 2021, there was a $33.3 million decrease in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2020, which represents a decrease of 8.2%. See “Reconciliations” below. The $33.3 million decrease in revenue is primarily due to a $21.8 million and $11.2 million decrease in billboard and transit net revenues, respectively, which are due to the effects of the ongoing COVID-19 pandemic.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, decreased $28.6 million, or 11.4%, to $221.6 million for the three months ended March 31, 2021 from $250.2 million in the same period in 2020. The $28.6 million decrease over the prior year is comprised of a $28.8 million decrease in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $0.2 million increase in stock-based compensation.

Depreciation and amortization expense decreased $1.6 million to $60.7 million for the three months ended March 31, 2021 as compared to $62.3 million for the same period in 2020.
For the three months ended March 31, 2021, the Company recognized a gain on disposition of assets of $0.4 million primarily resulting from transactions related to billboard locations.
Due to the above factors, operating income decreased by $7.6 million to $88.9 million for the three months ended March 31, 2021 as compared to $96.6 million for the same period in 2020.
The Company recognized a loss on debt extinguishment of $21.6 million during the three months ended March 31, 2021, a $3.4 million increase over the same period in 2020. The loss on debt extinguishment during the three months ended March 31, 2021 relates to the early repayment of our 5 3/4% Senior Notes.
Interest expense decreased $8.4 million for the three months ended March 31, 2021 to $28.2 million as compared to $36.6 million for the three months ended March 31, 2020. The decrease is primarily related to the Company’s debt transactions completed in 2020 and 2021, as well as a reduction in our senior credit facility interest rates.
The decrease in operating income and increase in loss on extinguishment of debt, offset by the decrease in interest expense, resulted in a $2.7 million decrease in net income before income taxes. The effective tax rate for the three months ended March 31, 2021 was 2.6%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the three months ended March 31, 2021 of $38.3 million, as compared to net income of $40.5 million for the same period in 2020.
Reconciliations:
Because acquisitions occurring after December 31, 2019 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2020 acquisition-adjusted net revenue, which adjusts our 2020 net revenue for the three months ended March 31, 2020 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2021.
Reconciliations of 2020 reported net revenue to 2020 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2020 acquisition-adjusted net revenue to 2021 reported net revenue for the three months ended March 31, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Reported net revenue	$370,881	$406,569
Acquisition net revenue	—	(2,401)
Adjusted totals	$370,881	$404,168

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$38,329	$40,493	$(2,164)	(5.3)%
Income tax expense	1,010	1,536	(526)
Loss on debt extinguishment	21,604	18,179	3,425
Interest expense (income), net	27,980	36,363	(8,383)
Gain on disposition of assets	(415)	(2,504)	2,089
Depreciation and amortization	60,749	62,313	(1,564)
Capitalized contract fulfillment costs, net	(500)	—	(500)
Stock-based compensation expense	3,675	3,437	238
Adjusted EBITDA	$152,432	$159,817	$(7,385)	(4.6)%
Adjusted EBITDA for the three months ended March 31, 2021 decreased 4.6% to $152.4 million. The decrease in adjusted EBITDA was primarily attributable to a decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $16.9 million, and was offset by a decrease in total general and administrative and corporate expenses of $10.5 million, excluding the impact of stock-based compensation expense.
Net Income/FFO/AFFO
(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$38,329	$40,493	$(2,164)	(5.3)%
Depreciation and amortization related to real estate	57,963	59,364	(1,401)
Gain from sale or disposal of real estate, net of tax	(383)	(2,543)	2,160
Adjustments for unconsolidated affiliates and non-controlling interest	153	249	(96)
FFO	$96,062	$97,563	$(1,501)	(1.5)%
Straight line expense	775	1,054	(279)
Capitalized contract fulfillment costs, net	(500)	—	(500)
Stock-based compensation expense	3,675	3,437	238
Non-cash portion of tax provision	(1,020)	(419)	(601)
Non-real estate related depreciation and amortization	2,786	2,949	(163)
Amortization of deferred financing costs	1,371	1,378	(7)
Loss on extinguishment of debt	21,604	18,179	3,425
Capital expenditures – maintenance	(7,904)	(10,629)	2,725
Adjustments for unconsolidated affiliates and non-controlling interest	(153)	(249)	96
AFFO	$116,696	$113,263	$3,433	3.0%
FFO for the three months ended March 31, 2021 decreased from $97.6 million in 2020 to $96.1 million for the same period in 2021, a decrease of 1.5%. AFFO for the three months ended March 31, 2021 increased 3.0% to $116.7 million as compared to $113.3 million for the same period in 2020. The increase in AFFO was primarily attributable to the decrease in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense) offset by a decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net).

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
Sources of Cash
Total Liquidity. As of March 31, 2021 we had approximately $765.1 million of total liquidity, which is comprised of approximately $43.0 million in cash and cash equivalents and approximately $710.6 million of availability under the revolving portion of Lamar Media’s senior credit facility and $11.4 million of availability under our Accounts Receivable Securitization Program. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We will continue to monitor the impacts of the COVID-19 pandemic and, if necessary, may access the debt and/or equity markets for additional liquidity. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.
As of March 31, 2021 and December 31, 2020, the Company had a working capital deficit of $229.1 million and $167.3 million, respectively. The decrease in working capital of $61.8 million is primarily due to an increase in current maturities of long-term debt of $32.6 million and a decrease in receivables, net of $22.3 million as of March 31, 2021.
Cash Generated by Operations. For the three months ended March 31, 2021 and 2020, our cash provided by operating activities was $83.3 million and $62.9 million, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2021 over the same period in 2020 relates to a decrease in accounts receivables offset by an increase in operating lease liabilities. We expect to generate cash flows from operations during 2021 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. However, we will continue to monitor the impacts of the COVID-19 pandemic and if we are not able to generate sufficient cash flows from operations during 2021 to meet our cash needs, we believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.
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
As of March 31, 2021, there was $155.0 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had approximately $11.4 million of unused availability under the Accounts Receivable Securitization Program as of March 31, 2021.
The Accounts Receivable Securitization Program will mature on December 17, 2021. Lamar Media may amend the facility to extend the maturity date, enter into a new securitization facility with a different maturity date, or refinance the indebtedness outstanding under the Accounts Receivable Securitization Program using borrowings under its senior credit facility or from other financing sources.
“At-the-Market” Offering Program. On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC and SunTrust Robinson Humphrey, Inc. as our sales agents (each a “Sales Agent”, and collectively, the “Sales Agents”). Under the terms of the Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. During the three months ended March 31, 2021, the Company did not issue any shares under this program. The Sales Agreement expired by its terms on May 1, 2021. The Company may enter into a new sales agreement to consummate “at-the-market-offerings” in the future.
Shelf Registration Statement. On August 6, 2018, the Company filed an automatically effective shelf registration statement (No. 333-226614) that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  During the three months ended March 31, 2021, the Company did not issue any shares under this shelf registration, however, we may issue additional shares under the shelf registration statement in the future in connection with future acquisitions or for other general corporate purposes.
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
As of March 31, 2021 the aggregate balance outstanding under the senior credit facility was $625.0 million, consisting of $600.0 million in Term B loans aggregate principal balance and $25.0 million outstanding under our revolving credit facility. Lamar Media had approximately $710.6 million of unused capacity under the revolving credit facility.
Note Offerings. On January 22, 2021, Lamar Media completed, an institutional private placement of $550.0 million in aggregate principal amount of 3 5/8% Senior Notes due 2031 (the “3 5/8% Senior Notes”). The institutional private placement on January 22, 2021 resulted in net proceeds to Lamar Media of approximately $542.5 million. Lamar Media used the proceeds of this offering, together with cash on hand and borrowings under the revolving credit facility and Accounts Receivable Securitization Program, to redeem all of its outstanding $650.0 million aggregate principal amount 5 3/4% Senior Notes due 2026. See Uses of Cash- Note Redemption for more information.
Factors Affecting Sources of Liquidity
Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers. We expect to generate cash flows from operations during 2021 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. However, we will continue to monitor the impacts of the COVID-19 pandemic and if we are not able to generate sufficient cash flows from operations during 2021 to meet our cash needs we believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.
Credit Facilities and Other Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to the senior credit facility, its outstanding debt securities and its Accounts Receivable Securitization Program.
Restrictions Under Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to its outstanding debt securities. Currently, Lamar Media has outstanding the $600.0 million 3 3/4% Senior Notes issued February 2020, the $550.0 million 4% Senior Notes issued February 2020 and August 2020, the $400.0 million 4 7/8% Senior Notes issued in May 2020 and the $550.0 million 3 5/8% Senior Notes issued in January 2021.
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
In addition to debt incurred under the provisions described in the preceding paragraph, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:
•up to $2.0 billion of indebtedness under the senior credit facility;
•indebtedness outstanding on the date of the indentures or debt incurred to refinance outstanding debt;

•inter-company debt between Lamar Media and its restricted subsidiaries or between restricted subsidiaries;
•certain purchase money indebtedness and capitalized lease obligations to acquire or lease property in the ordinary course of business that cannot exceed the greater of $50.0 million or 5% of Lamar Media’s net tangible assets;
•additional debt not to exceed $75.0 million; and
•up to $500.0 million of permitted securitization financings.
Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At March 31, 2021 we were, and currently, we are, in compliance with all such tests under the senior credit facility.
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
Uses of Cash
Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $16.3 million for the three months ended March 31, 2021. We anticipate our 2021 total capital expenditures to be approximately $150.0 million.
Acquisitions. During the three months ended March 31, 2021, the Company completed acquisitions for an aggregate purchase price of approximately $3.3 million, which were financed using available cash on hand.
Note Redemption. On February 3, 2021, the Company redeemed in full all $650.0 million aggregate principal amount 5 3/4% Senior Notes due 2026. The 5 3/4% Senior Notes redemption was completed using the proceeds received from the 3 5/8% Senior Notes offering completed on January 22, 2021, together with cash on hand and borrowings under the revolving credit facility and Accounts Receivable Securitization Program. The notes were redeemed at a redemption price equal to 102.875% of the aggregate principal amount of the outstanding notes, plus accrued and unpaid interest to (but not including) the redemption date. During the three months ended March 31, 2021, the Company recorded a loss on debt extinguishment of approximately $21.6 million related to the note redemption. See Sources of Cash- Note Offerings for more information.
Dividends. On February 25, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.75 per share, paid on March 31, 2021 to its stockholders of record of its Class A common stock and Class B common stock on March 22, 2021. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2021 will be $3.00 per common share, including the dividend paid on March 31, 2021.
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
Special Purpose Acquisition Company. On April 6, 2021 Lamar Partnering Corporation (“LPC”), a newly formed special purpose acquisition company and indirect wholly-owned subsidiary of the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission. LPC’s proposed public offering is expected to have a base offering size of $300.0 million, or up to $345.0 million if the underwriters’ over-allotment is exercised in full. The Company, through an indirect wholly-owned subsidiary, would own approximately 20% of LPC’s issued and outstanding ordinary shares upon the consummation of the proposed offering. The Company intends to commit to acquire up to $100.0 million of forward purchase units in a forward purchase agreement that would close concurrently with LPC’s consummation of an initial business combination. As of March 31, 2021 the Company incurred $0.6 million in deferred offering costs related to the proposed offering, which is included in Other assets on our Condensed Consolidated Balance Sheet.

Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors. There were no repurchases under the program as of March 31, 2021. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
Off-Balance Sheet Arrangements
Our off-balance sheet commitments consist of guaranteed minimum payments to local transit municipalities and airport authorities for agreements which entitle us to rent advertising space to customers, in airports and on buses, benches or shelters.
Commitments and Contingencies
As of March 31, 2021, we had outstanding debt of approximately $2.84 billion. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under the senior credit facility. In addition, it has fixed commercial commitments. These commitments are detailed on a contractual basis as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Long-term debt	$2,840.1	$155.0	$0.8	$21.6	$2,662.7
Interest obligations on long-term debt(1)	754.4	92.6	188.4	187.8	285.6
Billboard site, transit and other operating and financing leases	1,650.6	162.5	397.9	304.4	785.8
Total payments due	$5,245.1	$410.1	$587.1	$513.8	$3,734.1
(1)Interest rates on our variable rate instruments are assuming rates at the March 2021 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Revolving Bank Facility(2)	$750.0	$—	$—	$750.0	$—
Standby Letters of Credit(3)	$14.4	$13.9	$0.5	$—	$—
(2)Lamar Media had $25.0 million outstanding under the revolving credit facility as of March 31, 2021.
(3)The standby letters of credit are issued under the revolving credit facility and reduce the availability of the facility by the same amount.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The presentation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Item 7 of our 2020 Combined Form 10-K.
Accounting Standards Update
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing specific exceptions to the general principles in Topic 740 - Income Taxes. This guidance is effective for years beginning after December 15, 2020. The Company adopted this guidance on January 1, 2021 and the impact of the adoption is not material to the Company's consolidated financial statements.

LAMAR MEDIA CORP.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2021 and 2020. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 compared to three months ended March 31, 2020
Net revenues decreased $35.7 million or 8.8% to $370.9 million for the three months ended March 31, 2021 from $406.6 million for the same period in 2020. This decrease was primarily attributable to a decrease in billboard and transit net revenues of $21.3 million and $12.4 million, respectively, over the same period in 2020, which related to the effects of the ongoing COVID-19 pandemic.
For the three months ended March 31, 2021, there was a $33.3 million decrease in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2020, which represents a decrease of 8.2%. See “Reconciliations” below. The $33.3 million decrease in revenue is primarily due to a $21.8 million and $11.2 million decrease in billboard and transit net revenues, respectively, which are due to the effects of the ongoing COVID-19 pandemic.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, decreased $28.6 million, or 11.4%, to $221.5 million for the three months ended March 31, 2021 from $250.1 million in the same period in 2020. The $28.6 million decrease over the prior year is comprised of a $28.8 million decrease in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $0.2 million increase in stock-based compensation.
Depreciation and amortization expense decreased $1.6 million to $60.7 million for the three months ended March 31, 2021 as compared to $62.3 million for the same period in 2020.
For the three months ended March 31, 2021, Lamar Media recognized a gain on disposition of assets of $0.4 million, primarily resulting from transactions related to billboard locations.
Due to the above factors, operating income decreased by $7.6 million to $89.1 million for the three months ended March 31, 2021 as compared to $96.7 million for the same period in 2020.
Lamar Media recognized a loss on debt extinguishment of $21.6 million for the three months ended March 31, 2021, a $3.4 million increase over the same period in 2020. The loss on debt extinguishment during the three months ended March 31, 2021 relates to the early repayment of our 5 3/4% Senior Notes during the period.
Interest expense decreased $8.4 million for the three months ended March 31, 2021 to $28.2 million as compared to $36.6 million for the three months ended March 31, 2020. The decrease is primarily related to Lamar Media's debt transactions completed in 2020 and 2021, as well as a reduction in our senior credit facility interest rates.
The decrease in operating income and increase in loss on extinguishment of debt, offset by the decrease in interest expense, resulted in a $2.7 million decrease in net income before income taxes. The effective tax rate for the three months ended March 31, 2021 was 2.6%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the three months ended March 31, 2021 of $38.5 million, as compared to net income of $40.6 million for the same period in 2020.
Reconciliations:
Because acquisitions occurring after December 31, 2019 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2020 acquisition-adjusted net revenue, which adjusts our 2020 net revenue for the three months ended March 31, 2020 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2021.

Reconciliations of 2020 reported net revenue to 2020 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2020 acquisition-adjusted net revenue to 2021 reported net revenue for the three months ended March 31, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Reported net revenue	$370,881	$406,569
Acquisition net revenue	—	(2,401)
Adjusted totals	$370,881	$404,168
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$38,466	$40,617	$(2,151)	(5.3)%
Income tax expense	1,010	1,536	(526)
Loss on debt extinguishment	21,604	18,179	3,425
Interest expense (income), net	27,980	36,363	(8,383)
Gain on disposition of assets	(415)	(2,504)	2,089
Depreciation and amortization	60,749	62,313	(1,564)
Capitalized contract fulfillment costs, net	(500)	—	(500)
Stock-based compensation expense	3,675	3,437	238
Adjusted EBITDA	$152,569	$159,941	$(7,372)	(4.6)%
Adjusted EBITDA for the three months ended March 31, 2021 decreased 4.6% to $152.6 million. The decrease in adjusted EBITDA was primarily attributable to a decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $16.9 million, and was offset by a decrease in total general and administrative and corporate expenses of $10.5 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO
(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$38,466	$40,617	$(2,151)	(5.3)%
Depreciation and amortization related to real estate	57,963	59,364	(1,401)
Gain from sale or disposal of real estate, net of tax	(383)	(2,543)	2,160
Adjustments for unconsolidated affiliates and non-controlling interest	153	249	(96)
FFO	$96,199	$97,687	$(1,488)	(1.5)%
Straight line expense	775	1,054	(279)
Capitalized contract fulfillment costs, net	(500)	—	(500)
Stock-based compensation expense	3,675	3,437	238
Non-cash portion of tax provision	(1,020)	(419)	(601)
Non-real estate related depreciation and amortization	2,787	2,949	(162)
Amortization of deferred financing costs	1,371	1,378	(7)
Loss on extinguishment of debt	21,604	18,179	3,425
Capital expenditures – maintenance	(7,904)	(10,629)	2,725
Adjustments for unconsolidated affiliates and non-controlling interest	(153)	(249)	96
AFFO	$116,834	$113,387	$3,447	3.0%
FFO for the three months ended March 31, 2021 decreased from $97.7 million in 2020 to $96.2 million for the same period in 2021, a decrease of 1.5%. AFFO for the three months ended March 31, 2021 increased 3.0% to $116.8 million as compared to $113.4 million for the same period in 2020. The increase in AFFO was primarily attributable to the decrease in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense) offset by a decrease in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2021, and should be read in conjunction with Note 10 of the Notes to the Company’s Condensed Consolidated Financial Statements.
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
At March 31, 2021 there was approximately $778.5 million of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 27.0% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2021 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $3.4 million, and the weighted average interest rate applicable to these borrowings during 2021 was 1.4%. Assuming that the weighted average interest rate was 200 basis points higher (that is 3.4% rather than 1.4%), then the Company’s 2021 interest expense would have increased by approximately $3.8 million for the three months ended March 31, 2021.
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

PART II — OTHER INFORMATION
ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our combined Annual Report on Form 10-K for the year ended December 31, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock. There have been no material changes to our risk factors since our combined Annual Report on Form 10-K for the year ended December 31, 2020.
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

4.1
Indenture, dated as of January 22, 2021, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the Form of Note and Guarantee as Exhibit A thereto). Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on January 28, 2021 and incorporated herein by reference.

10.1
Registration Rights Agreement, dated as of January 22, 2021, among Lamar Media, the Guarantors named therein and J.P. Morgan Securities LLC, as representative for the Initial Purchasers named therein. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on January 28, 2021 and incorporated herein by reference.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: May 4, 2021	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: May 4, 2021	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer