Form 10-Q
period 2021-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2021-08-05
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-36756
__________________________________
Lamar Advertising Company
________________________________________________
Commission File Number 1-12407
________________________________________________
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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of July 31, 2021: 86,762,533
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of July 31, 2021: 14,420,085
The number of shares of Lamar Media Corp. common stock outstanding as of July 31, 2021: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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
•the magnitude of the impact of the COVID-19 pandemic on our operations and on general economic conditions;
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

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,726	$121,569
Receivables, net of allowance for doubtful accounts of $13,203 and $14,946 in 2021 and 2020, respectively	257,412	240,854
Other current assets	22,055	18,147
Total current assets	348,193	380,570
Property, plant and equipment	3,642,397	3,615,505
Less accumulated depreciation and amortization	(2,376,903)	(2,333,656)
Net property, plant and equipment	1,265,494	1,281,849
Operating lease right of use assets	1,227,554	1,222,013
Financing lease right of use assets	18,317	19,670
Goodwill	1,912,399	1,912,328
Intangible assets, net	879,145	914,446
Other assets	64,196	60,565
Total assets	$5,715,298	$5,791,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$10,769	$12,017
Current maturities of long-term debt, net of deferred financing costs of $673 and $445 in 2021 and 2020, respectively	122,195	122,434
Current operating lease liabilities	176,431	195,439
Current financing lease liabilities	1,331	1,331
Accrued expenses	89,172	105,288
Deferred income	144,878	111,363
Total current liabilities	544,776	547,872
Long-term debt, net of deferred financing costs of $38,624 and $39,672 in 2021 and 2020, respectively	2,661,486	2,764,082
Operating lease liabilities	989,086	993,776
Financing lease liabilities	17,942	18,608
Deferred income tax liabilities	6,488	4,854
Asset retirement obligation	223,876	222,876
Other liabilities	40,039	36,605
Total liabilities	4,483,693	4,588,673
Stockholders’ equity:
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2021 and 2020	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized; 87,447,504 and 87,111,327 shares issued at 2021 and 2020, respectively; 86,762,533 and 86,491,646 outstanding at 2021 and 2020, respectively	87	87
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2021 and 2020	14	14
Additional paid-in capital	1,991,836	1,963,850
Accumulated comprehensive income	1,438	934
Accumulated deficit	(711,267)	(717,331)
Cost of shares held in treasury, 684,971 and 619,681 shares at 2021 and 2020, respectively	(50,503)	(44,786)
Stockholders’ equity	1,231,605	1,202,768
Total liabilities and stockholders’ equity	$5,715,298	$5,791,441
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statements of Income
Net revenues	$445,052	$347,652	$815,933	$754,221
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	140,448	134,059	271,663	283,553
General and administrative expenses (exclusive of depreciation and amortization)	75,834	67,408	148,483	149,612
Corporate expenses (exclusive of depreciation and amortization)	20,643	16,750	38,403	35,241
Depreciation and amortization	60,622	63,998	121,371	126,311
Gain on disposition of assets	(1,481)	(1,015)	(1,896)	(3,519)
	296,066	281,200	578,024	591,198
Operating income	148,986	66,452	237,909	163,023
Other expense (income)
Loss on extinguishment of debt	—	5	21,604	18,184
Interest income	(182)	(179)	(356)	(369)
Interest expense	26,359	35,437	54,513	71,990
	26,177	35,263	75,761	89,805
Income before income tax expense (benefit)	122,809	31,189	162,148	73,218
Income tax expense (benefit)	3,200	(240)	4,210	1,296
Net income	119,609	31,429	157,938	71,922
Cash dividends declared and paid on preferred stock	91	91	182	182
Net income applicable to common stock	$119,518	$31,338	$157,756	$71,740
Earnings per share:
Basic earnings per share	$1.18	$0.31	$1.56	$0.71
Diluted earnings per share	$1.18	$0.31	$1.56	$0.71
Cash dividends declared per share of common stock	$0.75	$0.50	$1.50	$1.50
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	101,125,855	100,765,681	101,047,295	100,677,510
Weighted average common shares outstanding diluted	101,328,939	100,861,881	101,239,848	100,818,347
Statements of Comprehensive Income
Net income	$119,609	$31,429	$157,938	$71,922
Other comprehensive income (loss)
Foreign currency translation adjustments	300	740	504	(858)
Comprehensive income	$119,909	$32,169	$158,442	$71,064
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2020	$—	$87	$14	$(44,786)	$1,963,850	$934	$(717,331)	$1,202,768
Non-cash compensation	—	—	—	—	1,060	—	—	1,060
Issuance of 149,000 shares of common stock through stock awards	—	—	—	—	13,376	—	—	13,376
Exercise of 82,101 shares of stock options	—	—	—	—	5,224	—	—	5,224
Issuance of 31,824 shares of common stock through employee purchase plan	—	—	—	—	2,172	—	—	2,172
Purchase of 65,290 shares of treasury stock	—	—	—	(5,717)	—	—	—	(5,717)
Foreign currency translation	—	—	—	—	—	204	—	204
Net income	—	—	—	—	—	—	38,329	38,329
Dividends/distributions to common shareholders ($0.75 per common share)	—	—	—	—	—	—	(75,818)	(75,818)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2021	$—	$87	$14	$(50,503)	$1,985,682	$1,138	$(754,911)	$1,181,507
Non-cash compensation	—	—	—	—	917	—	—	917
Issuance of 4,685 shares of common stock through stock awards	—	—	—	—	594	—	—	594
Exercise of 38,265 shares of stock options	—	—	—	—	2,575	—	—	2,575
Issuance of 30,302 shares of common stock through employee purchase plan	—	—	—	—	2,068	—	—	2,068
Foreign currency translation	—	—	—	—	—	300	—	300
Net income	—	—	—	—	—	—	119,609	119,609
Dividends/distributions to common shareholders ($0.75 per common share)	—	—	—	—	—	—	(75,874)	(75,874)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, June 30, 2021	$—	$87	$14	$(50,503)	$1,991,836	$1,438	$(711,267)	$1,231,605
See accompanying notes to condensed consolidated financial statements

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2019	$—	$87	$14	$(34,294)	$1,922,222	$685	$(708,408)	$1,180,306
Non-cash compensation	—	—	—	—	1,261	—	—	1,261
Issuance of 279,116 shares of common stock through stock awards	—	—	—	—	24,956	—	—	24,956
Exercise of 14,609 shares of stock options	—	—	—	—	652	—	—	652
Issuance of 58,734 shares of common stock through employee purchase plan	—	—	—	—	2,560	—	—	2,560
Purchase of 110,520 shares of treasury stock	—	—	—	(10,068)	—	—	—	(10,068)
Foreign currency translation	—	—	—	—	—	(1,598)	—	(1,598)
Net income	—	—	—	—	—	—	40,493	40,493
Dividends/distributions to common shareholders ($1.00 per common share)	—	—	—	—	—	—	(100,687)	(100,687)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2020	$—	$87	$14	$(44,362)	$1,951,651	$(913)	$(768,693)	$1,137,784
Non-cash compensation	—	—	—	—	916	—	—	916
Issuance of 11,008 shares of common stock through stock awards	—	—	—	—	609	—	—	609
Exercise of 13,642 shares of stock options	—	—	—	—	671	—	—	671
Issuance of 31,114 shares of common stock through employee purchase plan	—	—	—	—	1,765	—	—	1,765
Purchase of 1,196 shares of treasury stock	—	—	—	(56)	—	—	—	(56)
Foreign currency translation	—	—	—	—	—	740	—	740
Net income	—	—	—	—	—	—	31,429	31,429
Dividends/distributions to common shareholders ($0.50 per common share)	—	—	—	—	—	—	(50,396)	(50,396)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, June 30, 2020	$—	$87	$14	$(44,418)	$1,955,612	$(173)	$(787,751)	$1,123,371
See accompanying notes to condensed consolidated financial statements

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$157,938	$71,922
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	121,371	126,311
Stock-based compensation	9,464	6,162
Amortization included in interest expense	2,962	2,878
Gain on disposition of assets and investments	(1,896)	(3,519)
Loss on extinguishment of debt	21,604	18,184
Deferred tax expense (benefit)	1,743	(1,313)
Provision for doubtful accounts	1,246	8,331
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(17,626)	13,772
Prepaid expenses	(3,222)	623
Other assets	(569)	(7,179)
(Decrease) increase in:
Trade accounts payable	(1,212)	(25)
Accrued expenses	(9,182)	(12,012)
Operating lease liabilities	(29,039)	(8,735)
Other liabilities	31,675	(4,723)
Net cash provided by operating activities	285,257	210,677
Cash flows from investing activities:
Acquisitions	(27,236)	(26,153)
Capital expenditures	(41,416)	(36,274)
Proceeds from disposition of assets and investments	3,982	4,750
Net cash used in investing activities	(64,670)	(57,677)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(5,717)	(10,124)
Net proceeds from issuance of common stock	12,039	5,648
Principal payments on long-term debt	(190)	(182)
Borrowings on long-term debt	—	8,750
Principal payments on financing leases	(666)	—
Payments on revolving credit facility	(25,000)	(805,000)
Proceeds received from revolving credit facility	25,000	655,000
Redemption of senior notes	(668,688)	(519,139)
Proceeds received from note offering	550,000	1,400,000
Proceeds received from accounts receivable securitization program	32,500	—
Payments on accounts receivable securitization program	(32,500)	(175,000)
Proceeds received from senior credit facility term loans	—	598,500
Payments on senior credit facility term loans	—	(978,097)
Debt issuance costs	(8,498)	(30,112)
Distributions to non-controlling interest	(49)	(882)
Dividends/distributions	(151,874)	(151,265)
Net cash used in financing activities	(273,643)	(1,903)
Effect of exchange rate changes in cash and cash equivalents	213	(192)
Net (decrease) increase in cash and cash equivalents	(52,843)	150,905
Cash and cash equivalents at beginning of period	121,569	26,188
Cash and cash equivalents at end of period	$68,726	$177,093
Supplemental disclosures of cash flow information:
Cash paid for interest	$62,966	$68,784
Cash paid for foreign, state and federal income taxes	$4,886	$3,175
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
Practical expedients and exemptions: The Company is utilizing the following practical expedients and exemptions from ASC 606. We generally expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within direct advertising expenses (exclusive of depreciation and amortization). We do not disclose the value of unsatisfied performance obligations as the majority of our contracts with customers have an original expected length of less than one year. For contracts with customers which exceed one year, the future amount to be invoiced to the customer corresponds directly with the value to be received by the customer.
The following table presents our disaggregated revenue by source for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Billboard advertising	$405,284	$312,095	$739,323	$667,400
Logo advertising	19,694	21,053	39,100	42,445
Transit advertising	20,074	14,504	37,510	44,376
Net revenues	$445,052	$347,652	$815,933	$754,221

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
3. Leases
During the three months ended June 30, 2021 and 2020, we had operating lease costs of $72,880 and $78,331, respectively, and variable lease costs of $18,749 and $10,300, respectively. During the six months ended June 30, 2021 and 2020, we had operating lease costs of $145,350 and $158,734, respectively, and variable lease costs of $33,993 and $27,744, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). For the three months ended June 30, 2021 and 2020, we recorded a gain of $48 and a loss of $266, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. For the six months ended June 30, 2021 and 2020, we recorded a gain of $54 and a loss of $317, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $170,619 and $161,460 were made reducing our operating lease liabilities for the six months ended June 30, 2021 and 2020, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets ("ROU assets") or lease liabilities for agreements with a term of twelve months or less. We recorded $1,511 and $1,249 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended June 30, 2021 and 2020, respectively. We recorded $2,891 and $2,507 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the six months ended June 30, 2021 and 2020, respectively.
Our operating leases have a weighted-average remaining lease term of 11.8 years. The weighted-average discount rate of our operating leases is 4.6%. Also, during the periods ended June 30, 2021 and 2020, we obtained $9,871 and $9,991, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.
The following is a summary of the maturities of our operating lease liabilities as of June 30, 2021:

2021	$100,767
2022	202,240
2023	171,960
2024	152,575
2025	126,659
Thereafter	799,937
Total undiscounted operating lease payments	1,554,138
Less: Imputed interest	(388,621)
Total operating lease liabilities	$1,165,517
During the three months ended June 30, 2021, $713 of amortization expense and $148 of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. During the six months ended June 30, 2021, $1,426 of amortization expense and $298 of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. Cash payments of $666 were made reducing our financing lease liabilities for the six months ended June 30, 2021 and are included in cash flows used in financing activities in the Condensed Consolidated Statements of Cash Flows. We had no expenses relating to the financing lease liabilities for the six months ended June 30, 2020. Our financing leases have a weighted-average remaining lease term of 6.4 years and a weighted-average discount rate of 3.5%.
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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 18,000 shares of its Class A common stock during the six months ended June 30, 2021. At June 30, 2021 a total of 2,328,935 shares were available for future grant.
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
The following is a summary of 2019 ESPP share activity for the six months ended June 30, 2021:

Shares
Available for future purchases, January 1, 2021	369,771
Additional shares reserved under 2019 ESPP	86,490
Purchases	(62,126)
Available for future purchases, June 30, 2021	394,135
Performance-based stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2021 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2022. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the six months ended June 30, 2021, the Company has recorded $6,858 as stock-based compensation expense related to performance-based awards.
Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors' one year term. The Company recorded $474 in stock-based compensation expense related to these awards for the six months ended June 30, 2021.
5. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Direct advertising expenses	$56,276	$60,142	$112,748	$118,839
General and administrative expenses	1,163	1,151	2,270	2,432
Corporate expenses	3,183	2,705	6,353	5,040
	$60,622	$63,998	$121,371	$126,311

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
6. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at June 30, 2021 and December 31, 2020:

	Estimated Life (Years)	June 30, 2021		December 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$648,088	$574,844	$645,739	$563,135
Non-competition agreements	3—15	66,488	64,784	66,156	64,647
Site locations	15	2,429,550	1,636,461	2,412,745	1,593,805
Other	2—15	50,120	39,012	50,018	38,625
		$3,194,246	$2,315,101	$3,174,658	$2,260,212
Unamortizable intangible assets:
Goodwill		$2,165,935	$253,536	$2,165,864	$253,536

7. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2020	$222,876
Additions to asset retirement obligations	926
Accretion expense	2,029
Liabilities settled	(1,955)
Balance at June 30, 2021	$223,876
8. Distribution Restrictions
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2021 and December 31, 2020, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $3,755,580 and $3,625,712, respectively.
As of June 30, 2021, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of June 30, 2021, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of June 30, 2021, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $2,526,060.
9. Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and six months ended June 30, 2021 or 2020.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
10. Long-term Debt
Long-term debt consists of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$598,592	$10,438	$588,154
Accounts Receivable Securitization Program	122,500	673	121,827
3 3/4% Senior Notes	600,000	7,538	592,462
3 5/8% Senior Notes	550,000	7,775	542,225
4% Senior Notes	549,319	7,569	541,750
4 7/8% Senior Notes	400,000	5,304	394,696
Other notes with various rates and terms	2,567	—	2,567
	2,822,978	39,297	2,783,681
Less current maturities	(122,868)	(673)	(122,195)
Long-term debt, excluding current maturities	$2,700,110	$38,624	$2,661,486

	December 31, 2020
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$598,466	$11,569	$586,897
Accounts Receivable Securitization Program	122,500	445	122,055
3 3/4% Senior Notes	600,000	8,031	591,969
4% Senior Notes	549,280	7,911	541,369
4 7/8% Senior Notes	400,000	5,586	394,414
5 3/4% Senior Notes	653,631	6,575	647,056
Other notes with various rates and terms	2,756	—	2,756
	2,926,633	40,117	2,886,516
Less current maturities	(122,879)	(445)	(122,434)
Long-term debt, excluding current maturities	$2,803,754	$39,672	$2,764,082
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
As of June 30, 2021, there were no borrowings outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $14,434 in letters of credit outstanding as of June 30, 2021 resulting in $735,566 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 6, 2025.
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
On May 24, 2021, Lamar Media and the Special Purpose Subsidiaries entered into the Fifth Amendment (the "Fifth Amendment") to the Receivables Financing Agreement. The Fifth Amendment extended the maturity date of the Accounts Receivable Securitization Program to July 21, 2024. Additionally, the Fifth Amendment decreased the Minimum Funding Threshold which, as amended, requires the Special Purpose Subsidiaries to maintain minimum borrowings under the Accounts Receivable Securitization Program on any day equal to the lesser of (i) 50.00% of the aggregate Commitment of all Lenders or (ii) the Borrowing Base, provided that the Minimum Funding Threshold shall be zero on any day that is a Minimum Funding Threshold Holiday which, as amended, provides for an annual holiday from the requirement of up to sixty days per year. The Fifth Amendment also provides for updated LIBOR replacement procedures.
As of June 30, 2021 there was $122,500 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had an additional $52,500 available for borrowing under the Accounts Receivable Securitization Program as of June 30, 2021. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the six months ended June 30, 2021.
The Accounts Receivable Securitization Program will mature on July 21, 2024. Lamar Media may amend the facility to extend the maturity date, enter into a new securitization facility with a different maturity date, or refinance the indebtedness outstanding under the Accounts Receivable Securitization Program using borrowings under its senior credit facility or from other financing sources.
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
On February 3, 2021, Lamar Media redeemed in full all $650,000 aggregate principal amount 5 3/4% Notes. The 5 3/4% Notes redemption was completed using the proceeds received from the 3 5/8% Notes offering completed on January 22, 2021 (as described below), together with cash on hand and borrowings under the revolving credit facility and Accounts Receivable Securitization Program. The 5 3/4% Notes were redeemed at a redemption price equal to 102.875% of the aggregate principal amount of the outstanding notes, plus accrued and unpaid interest to (but not including) the redemption date. During the six months ended June 30, 2021, the Company recorded a loss on debt extinguishment of approximately $21,604 related to the note redemption, of which $18,700 was in cash.
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
Debt Repurchase Program
On March 16, 2020, the Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors. There were no repurchases under the program as of June 30, 2021.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
11. Fair Value of Financial Instruments
At June 30, 2021 and December 31, 2020, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $2,829,942 which exceeds the carrying amount of $2,822,978 as of June 30, 2021. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).
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
13. Dividends/Distributions
During the three months ended June 30, 2021 and 2020, the Company declared and paid cash distributions in an aggregate amount of $75,874 or $0.75 per share and $50,396 or $0.50 per share, respectively. During the six months ended June 30, 2021 and 2020, the Company declared and paid cash distributions in an aggregate amount of $151,692 or $1.50 per share and $151,083 or $1.50 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of COVID-19 on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three and six months ended June 30, 2021 and 2020, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share and $182 or $31.90 for each period, respectively.
14. Information about Geographic Areas
Revenues from external customers attributable to foreign countries totaled $10,617 and $11,022 for the six months ended June 30, 2021 and 2020, respectively. Net carrying value of long-lived assets located in foreign countries totaled $10,345 and $8,727 as of June 30, 2021 and December 31, 2020, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.
15. Stockholders’ Equity
On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and SunTrust Robinson Humphrey, Inc. as its sales agents. Under the terms of the Sales Agreement, the Company could have, from time to time, issued and sold shares of its Class A common stock, having an aggregate offering price of up to $400,000, through the sales agents party thereto as either agents or principals. The Sales Agreement expired by its terms on May 1, 2021 and as of that date, 842,412 shares of our Class A common stock were sold under the Sales Agreement.
On June 21, 2021, the Company entered into a new equity distribution agreement (the "2021 Sales Agreement") with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms. Under the terms of the 2021 Sales Agreement, the Company may, from time

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals.
Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or directly through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A Common stock under the 2021 Sales Agreement and may at any time suspend solicitations and offers under the 2021 Sales Agreement.
As of June 30, 2021, no shares of our Class A common stock have been sold under the 2021 Sales Agreement and accordingly $400,000 remained available to be sold under the 2021 Sales Agreement as of June 30, 2021.
On August 6, 2018, the Company filed an automatically effective shelf registration statement that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock. There were no shares issued under this shelf registration during the six months ended June 30, 2021 and the year ended December 31, 2020. In anticipation of the upcoming expiration of the existing shelf registration statement in August 2021, on June 21, 2021, the Company filed a new automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock on similar terms as the prior registration statement. During the six months ended June 30, 2021, the Company did not issue any shares under this shelf registration.
On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors. There were no repurchases under the program as of June 30, 2021.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,226	$121,069
Receivables, net of allowance for doubtful accounts of $13,203 and $14,946 in 2021 and 2020, respectively	257,412	240,854
Other current assets	22,055	18,147
Total current assets	347,693	380,070
Property, plant and equipment	3,642,397	3,615,505
Less accumulated depreciation and amortization	(2,376,903)	(2,333,656)
Net property, plant and equipment	1,265,494	1,281,849
Operating lease right of use assets	1,227,554	1,222,013
Financing lease right of use assets	18,317	19,670
Goodwill	1,902,247	1,902,177
Intangible assets, net	878,677	913,978
Other assets	58,853	54,950
Total assets	$5,698,835	$5,774,707
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$10,769	$12,017
Current maturities of long-term debt, net of deferred financing costs of $673 and $445 in 2021 and 2020, respectively	122,195	122,434
Current operating lease liabilities	176,431	195,439
Current financing lease liabilities	1,331	1,331
Accrued expenses	81,891	98,478
Deferred income	144,878	111,363
Total current liabilities	537,495	541,062
Long-term debt, net of deferred financing costs of $38,624 and $39,672 in 2021 and 2020, respectively	2,661,486	2,764,082
Operating lease liabilities	989,086	993,776
Financing lease liabilities	17,942	18,608
Deferred income tax liabilities	6,488	4,854
Asset retirement obligation	223,876	222,876
Other liabilities	40,039	36,605
Total liabilities	4,476,412	4,581,863
Stockholders' equity:
Common stock, par value $0.01, 3,000 shares authorized, 100 shares issued and outstanding at 2021 and 2020	—	—
Additional paid-in-capital	3,062,342	3,034,357
Accumulated comprehensive income	1,438	934
Accumulated deficit	(1,841,357)	(1,842,447)
Stockholder's equity	1,222,423	1,192,844
Total liabilities and stockholder's equity	$5,698,835	$5,774,707
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statements of Income
Net revenues	$445,052	$347,652	$815,933	$754,221
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	140,448	134,059	271,663	283,553
General and administrative expenses (exclusive of depreciation and amortization)	75,519	67,408	148,168	149,612
Corporate expenses (exclusive of depreciation and amortization)	20,534	16,645	38,157	35,012
Depreciation and amortization	60,622	63,998	121,371	126,311
Gain on disposition of assets	(1,481)	(1,015)	(1,896)	(3,519)
	295,642	281,095	577,463	590,969
Operating income	149,410	66,557	238,470	163,252
Other expense (income)
Loss on extinguishment of debt	—	5	21,604	18,184
Interest income	(182)	(179)	(356)	(369)
Interest expense	26,359	35,437	54,513	71,990
	26,177	35,263	75,761	89,805
Income before income tax expense (benefit)	123,233	31,294	162,709	73,447
Income tax expense (benefit)	3,200	(240)	4,210	1,296
Net income	$120,033	$31,534	$158,499	$72,151
Statements of Comprehensive Income
Net income	$120,033	$31,534	$158,499	$72,151
Other comprehensive income (loss)
Foreign currency translation adjustments	300	740	504	(858)
Comprehensive income	$120,333	$32,274	$159,003	$71,293
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2020	$—	$3,034,357	$934	$(1,842,447)	$1,192,844
Contribution from parent	—	21,831	—	—	21,831
Foreign currency translations	—	—	204	—	204
Net income	—	—	—	38,466	38,466
Dividend to parent	—	—	—	(81,535)	(81,535)
Balance, March 31, 2021	$—	$3,056,188	$1,138	$(1,885,516)	$1,171,810
Contribution from parent	—	6,154	—	—	6,154
Foreign currency translations	—	—	300	—	300
Net income	—	—	—	120,033	120,033
Dividend to parent	—	—	—	(75,874)	(75,874)
Balance, June 30, 2021	$—	3,062,342	1,438	(1,841,357)	$1,222,423

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2019	$—	$2,992,729	$685	$(1,823,883)	$1,169,531
Contribution from parent	—	29,429	—	—	29,429
Foreign currency translations	—	—	(1,598)	—	(1,598)
Net income	—	—	—	40,617	40,617
Dividend to parent	—	—	—	(110,755)	(110,755)
Balance, March 31, 2020	$—	$3,022,158	$(913)	$(1,894,021)	$1,127,224
Contribution from parent	—	3,962	—	—	3,962
Foreign currency translations	—	—	740	—	740
Net income	—	—	—	31,534	31,534
Dividend to parent	—	—	—	(50,453)	(50,453)
Balance, June 30, 2020	$—	3,026,120	(173)	(1,912,940)	$1,113,007
See accompanying notes to condensed consolidated financial statements

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$158,499	$72,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,371	126,311
Stock-based compensation	9,464	6,162
Amortization included in interest expense	2,962	2,878
Gain on disposition of assets and investments	(1,896)	(3,519)
Loss on extinguishment of debt	21,604	18,184
Deferred tax expense (benefit)	1,743	(1,313)
Provision for doubtful accounts	1,246	8,331
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(17,626)	13,772
Prepaid expenses	(3,222)	623
Other assets	(569)	(7,179)
(Decrease) increase in:
Trade accounts payable	(1,212)	(25)
Accrued expenses	(9,182)	(12,012)
Operating lease liabilities	(29,039)	(8,735)
Other liabilities	14,986	(32,876)
Net cash provided by operating activities	269,129	182,753
Cash flows from investing activities:
Acquisitions	(27,236)	(26,153)
Capital expenditures	(41,416)	(36,274)
Proceeds from disposition of assets and investments	3,982	4,750
Net cash used in investing activities	(64,670)	(57,677)
Cash flows from financing activities:
Principal payments on long-term debt	(190)	(182)
Borrowings on long-term debt	—	8,750
Principal payments on financing leases	(666)	—
Payments on revolving credit facility	(25,000)	(805,000)
Proceeds received from revolving credit facility	25,000	655,000
Redemption of senior notes	(668,688)	(519,139)
Proceeds received from note offering	550,000	1,400,000
Proceeds received from accounts receivable securitization program	32,500	—
Payments on accounts receivable securitization program	(32,500)	(175,000)
Proceeds received from senior credit facility term loans	—	598,500
Payments on senior credit facility term loans	—	(978,097)
Debt issuance costs	(8,498)	(30,112)
Distributions to non-controlling interest	(49)	(882)
Contributions from parent	27,985	33,391
Dividend to parent	(157,409)	(161,208)
Net cash (used in) provided by financing activities	(257,515)	26,021
Effect of exchange rate changes in cash and cash equivalents	213	(192)
Net (decrease) increase in cash and cash equivalents	(52,843)	150,905
Cash and cash equivalents at beginning of period	121,069	25,688
Cash and cash equivalents at end of period	$68,226	$176,593
Supplemental disclosures of cash flow information:
Cash paid for interest	$62,966	$68,784
Cash paid for foreign, state and federal income taxes	$4,886	$3,175
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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Balance Sheet as of June 30, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$61,090	$26,228	$260,375	$—	$347,693
Net property, plant and equipment	—	1,250,719	14,775	—	1,265,494
Operating lease right of use assets	—	1,195,378	32,176	—	1,227,554
Intangibles and goodwill, net	—	2,763,265	17,659	—	2,780,924
Other assets	4,012,691	271,447	145,032	(4,352,000)	77,170
Total assets	$4,073,781	$5,507,037	$470,017	$(4,352,000)	$5,698,835
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$368	$121,827	$—	$122,195
Current operating lease liabilities	—	167,070	9,361	—	176,431
Other current liabilities	22,168	201,234	15,467	—	238,869
Total current liabilities	22,168	368,672	146,655	—	537,495
Long-term debt	2,659,287	2,199	—	—	2,661,486
Operating lease liabilities	—	965,682	23,404	—	989,086
Other noncurrent liabilities	169,903	246,895	292,870	(421,323)	288,345
Total liabilities	2,851,358	1,583,448	462,929	(421,323)	4,476,412
Stockholder's equity	1,222,423	3,923,589	7,088	(3,930,677)	1,222,423
Total liabilities and stockholder's equity	$4,073,781	$5,507,037	$470,017	$(4,352,000)	$5,698,835

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Balance Sheet as of December 31, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
ASSETS
Total current assets	$110,678	$19,471	$249,921	$—	$380,070
Net property, plant and equipment	—	1,268,765	13,084	—	1,281,849
Operating lease right of use assets	—	1,200,115	21,898	—	1,222,013
Intangibles and goodwill, net	—	2,798,343	17,812	—	2,816,155
Other assets	3,912,122	258,433	132,448	(4,228,383)	74,620
Total assets	$4,022,800	$5,545,127	$435,163	$(4,228,383)	$5,774,707
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$379	$122,055	$—	$122,434
Current operating lease liabilities	—	188,712	6,727	—	195,439
Other current liabilities	33,583	170,320	19,286	—	223,189
Total current liabilities	33,583	359,411	148,068	—	541,062
Long-term debt	2,761,705	2,377	—	—	2,764,082
Operating lease liabilities	—	979,785	13,991	—	993,776
Other noncurrent liabilities	34,668	245,891	266,968	(264,584)	282,943
Total liabilities	2,829,956	1,587,464	429,027	(264,584)	4,581,863
Stockholder's equity	1,192,844	3,957,663	6,136	(3,963,799)	1,192,844
Total liabilities and stockholder's equity	$4,022,800	$5,545,127	$435,163	$(4,228,383)	$5,774,707

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Three Months Ended June 30, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$436,984	$8,411	$(343)	$445,052
Operating expenses (income)
Direct advertising expenses(1)	—	134,204	6,587	(343)	140,448
General and administrative expenses(1)	—	74,063	1,456	—	75,519
Corporate expenses(1)	—	20,165	369	—	20,534
Depreciation and amortization	—	60,017	605	—	60,622
Gain on disposition of assets	—	(1,474)	(7)	—	(1,481)
	—	286,975	9,010	(343)	295,642
Operating income (loss)	—	150,009	(599)	—	149,410
Equity in (earnings) loss of subsidiaries	(146,005)	—	—	146,005	—
Interest expense (income), net	25,972	(8)	213	—	26,177
Income (loss) before income tax expense (benefit)	120,033	150,017	(812)	(146,005)	123,233
Income tax expense (benefit)(2)	—	3,251	(51)	—	3,200
Net income (loss)	$120,033	$146,766	$(761)	$(146,005)	$120,033
Statement of Comprehensive Income
Net income (loss)	$120,033	$146,766	$(761)	$(146,005)	$120,033
Total other comprehensive income, net of tax	—	—	300	—	300
Total comprehensive income (loss)	$120,033	$146,766	$(461)	$(146,005)	$120,333
(1)    Caption is exclusive of depreciation and amortization.
(2)    The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Three Months Ended June 30, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consoliated
Statement of Income	(unaudited)
Net revenues	$—	$341,664	$6,237	$(249)	$347,652
Operating expenses (income)
Direct advertising expenses(1)	—	128,485	5,823	(249)	134,059
General and administrative expenses(1)	—	65,222	2,186	—	67,408
Corporate expenses(1)	—	16,521	124	—	16,645
Depreciation and amortization	—	63,545	453	—	63,998
(Gain) loss on disposition of assets	—	(1,070)	55	—	(1,015)
	—	272,703	8,641	(249)	281,095
Operating income (loss)	—	68,961	(2,404)	—	66,557
Equity in (earnings) loss of subsidiaries	(66,370)	—	—	66,370	—
Loss on extinguishment of debt	5	—	—	—	5
Interest expense (income), net	34,831	(24)	451	—	35,258
Income (loss) before income tax expense (benefit)	31,534	68,985	(2,855)	(66,370)	31,294
Income tax expense (benefit)(2)	—	582	(822)	—	(240)
Net income (loss)	$31,534	$68,403	$(2,033)	$(66,370)	$31,534
Statement of Comprehensive Income
Net income (loss)	$31,534	$68,403	$(2,033)	$(66,370)	$31,534
Total other comprehensive income, net of tax	—	—	740	—	740
Total comprehensive income (loss)	$31,534	$68,403	$(1,293)	$(66,370)	$32,274

(1)    Caption is exclusive of depreciation and amortization.
(2)    The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Six Months Ended June 30, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$800,596	$16,110	$(773)	$815,933
Operating expenses (income)
Direct advertising expenses (1)	—	261,619	10,817	(773)	271,663
General and administrative expenses (1)	—	146,014	2,154	—	148,168
Corporate expenses (1)	—	37,531	626	—	38,157
Depreciation and amortization	—	120,083	1,288	—	121,371
Gain on disposition of assets	—	(1,889)	(7)	—	(1,896)
	—	563,358	14,878	(773)	577,463
Operating income	—	237,238	1,232	—	238,470
Equity in (earnings) loss of subsidiaries	(233,829)	—	—	233,829	—
Loss on extinguishment of debt	21,604	—	—	—	21,604
Interest expense (income), net	53,726	(26)	457	—	54,157
Income (loss) before income tax expense	158,499	237,264	775	(233,829)	162,709
Income tax expense (2)	—	3,883	327	—	4,210
Net income (loss)	$158,499	$233,381	$448	$(233,829)	$158,499
Statement of Comprehensive Income
Net income (loss)	$158,499	$233,381	$448	$(233,829)	$158,499
Total other comprehensive income, net of tax	—	—	504	—	504
Total comprehensive income (loss)	$158,499	$233,381	$952	$(233,829)	$159,003
(1)Caption is exclusive of depreciation and amortization.
(2)The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Six Months Ended June 30, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$738,295	$16,689	$(763)	$754,221
Operating expenses (income)
Direct advertising expenses (1)	—	271,537	12,779	(763)	283,553
General and administrative expenses (1)	—	145,750	3,862	—	149,612
Corporate expenses (1)	—	34,608	404	—	35,012
Depreciation and amortization	—	125,450	861	—	126,311
(Gain) loss on disposition of assets	—	(3,574)	55	—	(3,519)
	—	573,771	17,961	(763)	590,969
Operating income (loss)	—	164,524	(1,272)	—	163,252
Equity in (earnings) loss of subsidiaries	(160,584)	—	—	160,584	—
Loss on extinguishment of debt	18,184	—	—	—	18,184
Interest expense (income), net	70,249	(59)	1,431	—	71,621
Income (loss) before income tax expense (benefit)	72,151	164,583	(2,703)	(160,584)	73,447
Income tax expense (benefit) (2)	—	1,924	(628)	—	1,296
Net income (loss)	$72,151	$162,659	$(2,075)	$(160,584)	$72,151
Statement of Comprehensive Income
Net income (loss)	$72,151	$162,659	$(2,075)	$(160,584)	$72,151
Total other comprehensive loss, net of tax	—	—	(858)	—	(858)
Total comprehensive income (loss)	$72,151	$162,659	$(2,933)	$(160,584)	$71,293
(1)Caption is exclusive of depreciation and amortization.
(2)The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$232,261	$346,732	$(15,922)	$(293,942)	$269,129
Cash flows from investing activities:
Acquisitions	—	(27,236)	—	—	(27,236)
Capital expenditures	—	(38,908)	(2,508)	—	(41,416)
Proceeds from disposition of assets and investments	—	3,982	—	—	3,982
Investment in subsidiaries	(27,236)	—	—	27,236	—
Decrease (increase) in intercompany notes receivable	1,562	—	—	(1,562)	—
Net cash (used in) provided by investing activities	(25,674)	(62,162)	(2,508)	25,674	(64,670)
Cash flows from financing activities:
Proceeds received from revolving credit facility	25,000	—	—	—	25,000
Payment on revolving credit facility	(25,000)	—	—	—	(25,000)
Principal payments on long-term debt	—	(190)	—	—	(190)
Principal payments on financing leases	—	(666)	—	—	(666)
Proceeds received from note offering	550,000	—	—	—	550,000
Redemption of senior notes	(668,688)	—	—	—	(668,688)
Payment on accounts receivable securitization program	—	—	(32,500)	—	(32,500)
Proceeds received from accounts receivable securitization program	—	—	32,500	—	32,500
Debt issuance costs	(8,063)	—	(435)	—	(8,498)
Intercompany loan (payments) proceeds	—	(15,826)	14,264	1,562	—
Distributions to non-controlling interest	—	—	(49)	—	(49)
Dividends (to) from parent	(157,409)	(294,691)	—	294,691	(157,409)
Contributions from (to) parent	27,985	27,985	—	(27,985)	27,985
Net cash (used in) provided by financing activities	(256,175)	(283,388)	13,780	268,268	(257,515)
Effect of exchange rate changes in cash and cash equivalents	—	—	213	—	213
Net (decrease) increase in cash and cash equivalents	(49,588)	1,182	(4,437)	—	(52,843)
Cash and cash equivalents at beginning of period	110,588	1,732	8,749	—	121,069
Cash and cash equivalents at end of period	$61,000	$2,914	$4,312	$—	$68,226

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$165,269	$238,800	$5,429	$(226,745)	$182,753
Cash flows from investing activities:
Acquisitions	577	(26,730)	—	—	(26,153)
Capital expenditures	—	(34,770)	(1,504)	—	(36,274)
Proceeds from disposition of assets and investments	—	4,750	—	—	4,750
Investment in subsidiaries	(26,730)	—	—	26,730	—
(Increase) decrease in intercompany notes receivable	(181,089)	—	—	181,089	—
Net cash (used in) provided by investing activities	(207,242)	(56,750)	(1,504)	207,819	(57,677)
Cash flows from financing activities:
Proceeds received from revolving credit facility	655,000	—	—	—	655,000
Payment on revolving credit facility	(805,000)	—	—	—	(805,000)
Principal payments on long-term debt	—	(182)	—	—	(182)
Borrowings on long-term debt	—	8,750	—	—	8,750
Proceeds received from note offering	1,400,000	—	—	—	1,400,000
Payment on accounts receivable securitization program	—	—	(175,000)	—	(175,000)
Redemption of senior subordinated notes	(519,139)	—	—	—	(519,139)
Proceeds received from senior credit facility term loans	598,500	—	—	—	598,500
Payments on senior credit facility term loans	(978,097)	—	—	—	(978,097)
Debt issuance costs	(30,112)	—	—	—	(30,112)
Intercompany loan proceeds (payments)	—	3,808	177,281	(181,089)	—
Distributions to non-controlling interest	—	—	(882)	—	(882)
Dividends (to) from parent	(161,208)	(226,745)	—	226,745	(161,208)
Contributions from (to) parent	33,391	26,730	—	(26,730)	33,391
Net cash provided by (used in) financing activities	193,335	(187,639)	1,399	18,926	26,021
Effect of exchange rate changes in cash and cash equivalents	—	—	(192)	—	(192)
Net increase (decrease) in cash and cash equivalents	151,362	(5,589)	5,132	—	150,905
Cash and cash equivalents at beginning of period	13,185	8,278	4,225	—	25,688
Cash and cash equivalents at end of period	$164,547	$2,689	$9,357	$—	$176,593

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
LAMAR ADVERTISING COMPANY
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2021 and 2020. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.
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
Impact of the COVID-19 Pandemic
The unprecedented and rapid spread of COVID-19 and the related government-imposed restrictions and social distancing measures implemented throughout the world have reduced demand for out-of-home advertising. Beginning in late March 2020, large public events were cancelled, and governments began imposing restrictions on non-essential activities, which in turn led to advertisers suspending, delaying or cancelling their advertising campaigns. We observed an improvement in customer activity beginning in June 2020 and through June 2021 as the government-imposed restrictions on travel were eased and more of the population became vaccinated. Accordingly, we are not actively pursuing additional cost saving measures, and are resuming acquisition activities and spending on capital projects. However, we cannot predict the length or strength of the recovery in advertising demand due to the continued and potential impact of the pandemic on the overall U.S. and global economy, particularly in light of new and variant strains of the virus and the plateau of vaccination rates, and new or renewed government-imposed restrictions on travel that may be enacted in the future.
While some of our corporate, front office and sales workforce continues to work from home, a large majority have returned to their offices while adhering to the Centers for Disease Control and Prevention and state and local governmental guidelines and recommendations. The impacts of working from home have been minimal on productivity. Also, while working from home has minimally impacted our processes, there have been no material impacts to our internal control environment.
We continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.
Acquisitions and capital expenditures
Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash” for more information. During the six months ended June 30, 2021, the Company completed acquisitions for a total cash purchase price of approximately $27.2 million. See Uses of Cash – Acquisitions for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total capital expenditures:
Billboard — traditional	$4,604	$1,503	$7,371	$8,023
Billboard — digital	13,627	5,227	22,701	16,802
Logos	2,644	670	4,567	3,545
Transit	757	289	1,210	1,855
Land and buildings	1,388	1,022	2,362	2,258
Operating equipment	2,064	1,854	3,205	3,791
Total capital expenditures	$25,084	$10,565	$41,416	$36,274
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
We define adjusted EBITDA as net income before income tax expense (benefit), interest expense (income), loss (gain) on extinguishment of debt and investments, stock-based compensation, depreciation and amortization, loss (gain) on disposition of assets and investments and capitalized contract fulfillment costs, net.
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
Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue are not intended to replace net income or any other performance measures determined in accordance with GAAP. Neither FFO nor AFFO represent cash flows from operating activities in accordance with GAAP and, therefore, these measures should not be considered indicative of cash flows from operating activities as a measure of liquidity or of funds available to fund our cash needs, including our ability to make cash distributions. Rather, adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue are presented as we believe each is a useful indicator of our current operating performance. We believe that these metrics are useful to an investor in evaluating our operating performance because (1) each is a key measure used by our management team for purposes of decision-making and for evaluating our core operating results; (2) adjusted EBITDA is widely used in the industry to measure operating performance as depreciation and amortization may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (3) acquisition-adjusted net revenue is a supplement to net revenue to enable investors to compare period-over-period results on a more consistent basis without the effects of acquisitions and divestitures, which reflects our core performance and organic growth (if any) during the period in which the assets were owned and managed by us; (4) adjusted EBITDA, FFO and AFFO each provide investors with a meaningful measure for evaluating our period-to-period operating performance by eliminating items that are not operational in nature; and (5) each provides investors with a measure for comparing our results of operations to those of other companies.
Our measurement of adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue may not, however, be fully comparable to similarly titled measures used by other companies. Reconciliations of adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue to net income, the most directly comparable GAAP measure, have been included herein.
RESULTS OF OPERATIONS
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Net revenues increased $61.7 million or 8.2% to $815.9 million for the six months ended June 30, 2021 from $754.2 million for the same period in 2020. This increase was primarily attributable to an increase in billboard net revenues of $71.9 million offset by a decrease in transit net revenues, due to the effects of the ongoing COVID-19 pandemic, of $6.9 million over the same period in 2020.
For the six months ended June 30, 2021, there was a $66.4 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2020, which represents an increase of 8.9%. See “Reconciliations” below. The $66.4 million increase in revenue is primarily due to an increase of $70.6 million in billboard net revenues offset by a decrease in transit net revenues, due to the effects of the ongoing COVID-19 pandemic, of $4.6 million over the same period in 2020.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, decreased $9.9 million, or 2.1%, to $458.5 million for the six months ended June 30, 2021 from $468.4 million in the same period in 2020. The $9.9 million decrease over the prior year is comprised of a $13.2 million decrease in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $3.3 million increase in stock-based compensation.
Depreciation and amortization expense decreased $4.9 million to $121.4 million for the six months ended June 30, 2021 as compared to $126.3 million for the same period in 2020.
For the six months ended June 30, 2021, the Company recognized a gain on disposition of assets of $1.9 million primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased by $74.9 million to $237.9 million for the six months ended June 30, 2021 as compared to $163.0 million for the same period in 2020.
The Company recognized a loss on debt extinguishment of $21.6 million during the six months ended June 30, 2021, a $3.4 million increase over the same period in 2020. The loss on debt extinguishment during the six months ended June 30, 2021 relates to the early repayment of our 5 3/4% Senior Notes during the period.
Interest expense decreased $17.5 million for the six months ended June 30, 2021 to $54.5 million as compared to $72.0 million for the six months ended June 30, 2020. The decrease is primarily related to the Company’s debt transactions completed in 2020 and 2021, as well as a reduction in our senior credit facility interest rates.
The increase in operating income and decrease in interest expense, offset by the increase in loss on extinguishment of debt, resulted in an $88.9 million increase in net income before income taxes. The effective tax rate for the six months ended June 30, 2021 was 2.6%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the six months ended June 30, 2021 of $157.9 million, as compared to net income of $71.9 million for the same period in 2020.

Reconciliations:
Because acquisitions occurring after December 31, 2019 have contributed to our net revenue results for the periods presented, we provide 2020 acquisition-adjusted net revenue, which adjusts our 2020 net revenue for the six months ended June 30, 2020 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2021.
Reconciliations of 2020 reported net revenue to 2020 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2020 acquisition-adjusted net revenue to 2021 reported net revenue for the six months ended June 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Reported net revenue	$815,933	$754,221
Acquisition net revenue	—	(4,729)
Adjusted totals	$815,933	$749,492
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$157,938	$71,922	$86,016	119.6%
Income tax expense	4,210	1,296	2,914
Loss on debt extinguishment	21,604	18,184	3,420
Interest expense (income), net	54,157	71,621	(17,464)
Gain on disposition of assets	(1,896)	(3,519)	1,623
Depreciation and amortization	121,371	126,311	(4,940)
Capitalized contract fulfillment costs, net	(900)	1,036	(1,936)
Stock-based compensation expense	9,464	6,162	3,302
Adjusted EBITDA	$365,948	$293,013	$72,935	24.9%
Adjusted EBITDA for the six months ended June 30, 2021 increased 24.9% to $365.9 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $75.5 million, as well as a decrease in total general and administrative and corporate expenses of $1.3 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO
(in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$157,938	$71,922	$86,016	119.6%
Depreciation and amortization related to real estate	115,815	120,453	(4,638)
Gain from sale or disposal of real estate, net of tax	(1,795)	(3,098)	1,303
Adjustments for unconsolidated affiliates and non-controlling interest	285	389	(104)
FFO	$272,243	$189,666	$82,577	43.5%
Straight line expense	1,729	1,733	(4)
Capitalized contract fulfillment costs, net	(900)	1,036	(1,936)
Stock-based compensation expense	9,464	6,162	3,302
Non-cash portion of tax provision	1,743	(1,313)	3,056
Non-real estate related depreciation and amortization	5,556	5,858	(302)
Amortization of deferred financing costs	2,962	2,878	84
Loss on extinguishment of debt	21,604	18,184	3,420
Capital expenditures – maintenance	(19,603)	(14,492)	(5,111)
Adjustments for unconsolidated affiliates and non-controlling interest	(285)	(389)	104
AFFO	$294,513	$209,323	$85,190	40.7%
FFO for the six months ended June 30, 2021 increased from $189.7 million in 2020 to $272.2 million for the same period in 2021, an increase of 43.5%. AFFO for the six months ended June 30, 2021 increased 40.7% to $294.5 million as compared to $209.3 million for the same period in 2020. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) as well as a decrease in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Net revenues increased $97.4 million or 28.0% to $445.1 million for the three months ended June 30, 2021 from $347.7 million for the same period in 2020. This increase was primarily attributable to an increase in billboard and transit net revenues of $93.2 million and $5.6 million, respectively, over the same period in 2020.
For the three months ended June 30, 2021, there was a $99.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2020, which represents an increase of 28.9%. See "Reconciliations" below. The $99.7 million increase in revenue is primarily due to a $92.5 million and $6.7 million increase in billboard and transit net revenues, respectively.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $18.7 million, or 8.6%, to $236.9 million for the three months ended June 30, 2021 from $218.2 million in the same period in 2020. The $18.7 million increase over the prior year is comprised of a $15.6 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets and a $3.1 million increase in stock-based compensation.
Depreciation and amortization expense decreased $3.4 million to $60.6 million for the three months ended June 30, 2021 as compared to $64.0 million for the same period in 2020.
For the three months ended June 30, 2021, the Company recognized a gain on disposition of assets of $1.5 million primarily resulting from transactions related to billboard locations.
Due to the above factors, operating income increased by $82.5 million to $149.0 million for the three months ended June 30, 2021 as compared to $66.5 million for the same period in 2020.

Interest expense decreased $9.1 million for the three months ended June 30, 2021 to $26.4 million as compared to $35.4 million for the three months ended June 30, 2020. The decrease is primarily related to the Company's debt transactions completed in 2020 and 2021, as well as a reduction in our senior credit facility interest rates.
The increase in operating income and decrease in interest expense resulted in a $91.6 million increase in net income before income taxes. The effective tax rate for the three months ended June 30, 2021 was 2.6%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the three months ended June 30, 2021 of $119.6 million, as compared to net income of $31.4 million for the same period in 2020.
Reconciliations
Because acquisitions occurring after December 31, 2019 have contributed to our net revenue results for the periods presented, we provide 2020 acquisition-adjusted net revenue, which adjusts our 2020 net revenue for the three months ended June 30, 2020 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2021.
Reconciliations of 2020 reported net revenue to 2020 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2020 acquisition-adjusted net revenue to 2021 reported net revenue for the three months ended June 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Reported net revenue	$445,052	$347,652
Acquisition net revenue	—	(2,328)
Adjusted totals	$445,052	$345,324

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$119,609	$31,429	$88,180	280.6%
Income tax expense (benefit)	3,200	(240)	3,440
Loss on debt extinguishment	—	5	(5)
Interest expense (income), net	26,177	35,258	(9,081)
Gain on disposition of assets	(1,481)	(1,015)	(466)
Depreciation and amortization	60,622	63,998	(3,376)
Capitalized contract fulfillment costs, net	(400)	1,036	(1,436)
Stock-based compensation expense	5,789	2,725	3,064
Adjusted EBITDA	$213,516	$133,196	$80,320	60.3%
Adjusted EBITDA for the three months ended June 30, 2021 increased 60.3% to $213.5 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $92.4 million, and was offset by an increase in total general and administrative and corporate expenses of $9.3 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO
(in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Amount of Increase (Decrease)
	2021	2020
Net income	$119,609	$31,429	$88,180	280.6%
Depreciation and amortization related to real estate	57,852	61,089	(3,237)
Gain from sale or disposal of real estate, net of tax	(1,412)	(555)	(857)
Adjustments for unconsolidated affiliates and non-controlling interest	132	140	(8)
FFO	$176,181	$92,103	$84,078	91.3%
Straight line expense	954	679	275
Capitalized contract fulfillment costs, net	(400)	1,036	(1,436)
Stock-based compensation expense	5,789	2,725	3,064
Non-cash portion of tax provision	2,763	(894)	3,657
Non-real estate related depreciation and amortization	2,770	2,909	(139)
Amortization of deferred financing costs	1,591	1,500	91
Loss on extinguishment of debt	—	5	(5)
Capital expenditures - maintenance	(11,699)	(3,863)	(7,836)
Adjustments for unconsolidated affiliates and non-controlling interest	(132)	(140)	8
AFFO	$177,817	$96,060	$81,757	85.1%
FFO for the three months ended June 30, 2021 increased from $92.1 million in 2020 to $176.2 million in 2021, an increase of 91.3%. AFFO for the three months ended June 30, 2021 increased 85.1% to $177.8 million as compared to $96.1 million for the same period in 2020. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized fulfillment costs, net) offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).
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
Sources of Cash
Total Liquidity. As of June 30, 2021 we had $856.8 million of total liquidity, which is comprised of $68.7 million in cash and cash equivalents and $735.6 million of availability under the revolving portion of Lamar Media’s senior credit facility and $52.5 million of availability under the Accounts Receivable Securitization Program. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We will continue to monitor the impacts of the COVID-19 pandemic, particularly in light of new and variant strains of the virus and the plateau of vaccination rates, and, if necessary, may access the debt and/or equity markets for additional liquidity. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.
As of June 30, 2021 and December 31, 2020, the Company had a working capital deficit of $196.6 million and $167.3 million, respectively. The decrease in working capital of $29.3 million is primarily due to a decrease in cash and cash equivalents of $52.8 million offset by an increase in receivables, net of $16.6 million as of June 30, 2021.
Cash Generated by Operations. For the six months ended June 30, 2021 and 2020, our cash provided by operating activities was $285.3 million and $210.7 million, respectively. The increase in cash provided by operating activities for the six months ended June 30, 2021 over the same period in 2020 primarily relates to an increase in revenues of $61.7 million. We expect to generate cash flows from operations during 2021 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. However, we will continue to monitor the impacts of the COVID-19 pandemic, particularly in light of new and variant strains of the virus and the plateau of vaccination rates, and if we are not able to generate sufficient cash flows from operations during 2021 to meet our cash needs, we believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.
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
On May 24, 2021, Lamar Media and the Special Purpose Subsidiaries entered into the Fifth Amendment (the "Fifth Amendment") to the Accounts Receivable Securitization Program, as amended. The Fifth Amendment extends the maturity date of the Accounts Receivable Securitization Program to July 21, 2024. Additionally, the Fifth Amendment decreases the Minimum Funding Threshold which, as amended, requires the Special Purpose Subsidiaries to maintain minimum borrowings under the Accounts Receivable Securitization Program on any day equal to the lesser of (i) 50.00% of the aggregate Commitment of all Lenders or (ii) the Borrowing Base, provided that the Minimum Funding Threshold shall be zero on any day that is a Minimum Funding Threshold Holiday which, as amended, provides for an annual holiday from the requirement of up to sixty days per year. The Fifth Amendment also provides for updated LIBOR replacement procedures.
As of June 30, 2021, there was $122.5 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had $52.5 million of unused availability under the Accounts Receivable Securitization Program as of June 30, 2021.
The Accounts Receivable Securitization Program will mature on July 21, 2024. Lamar Media may amend the facility to extend the maturity date, enter into a new securitization facility with a different maturity date, or refinance the indebtedness outstanding under the Accounts Receivable Securitization Program using borrowings under its senior credit facility or from other financing sources.
“At-the-Market” Offering Program. On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC and SunTrust Robinson Humphrey, Inc. as our sales agents. Under the terms of the Sales Agreement, the Company could have, from time to time, issued and sold shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the sales agents as either agents or principals. The Sales Agreement expired by its terms on May 1, 2021. The Company did not issue any shares under this program in 2021.
On June 21, 2021, the Company entered into a new equity distribution agreement (the "2021 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior

Sales Agreement with substantially similar terms. Under the terms of the 2021 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2021 Sales Agreement and may at any time suspend solicitations and offers under the 2021 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2021 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under this program from its inception through June 30, 2021.
Shelf Registration Statement. On August 6, 2018, the Company filed an automatically effective shelf registration statement (No. 333-226614) that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock.  In anticipation of the upcoming expiration of the existing shelf registration statement in August 2021, on June 21, 2021, the Company filed a new automatically effective shelf registration statement (No. 333-257243) that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock on similar terms as the prior registration statement. During the six months ended June 30, 2021, the Company did not issue any shares under either shelf registration.
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
On July 2, 2021, Lamar Media entered into Amendment No. 1 (the "Amendment"), to the Fourth Amended and Restated Credit Agreement. The Amendment amends the definition of "Subsidiary" to exclude each of Lamar Partnering Sponsor LLC and Lamar Partnering Corporation and any of their subsidiaries (collectively, the “Lamar Partnering Entities”) such that, after the giving effect to the Amendment, none of the Lamar Partnering Entities are subject to the Fourth Amended and Restated Credit Agreement covenants and reporting requirements, but any investment by Lamar Media in any of the Lamar Partnering Entities would be subject to the Fourth Amended and Restated Credit Agreement covenants. The Amendment also amends the definition of “EBITDA” to replace the existing calculation with a net income-based calculation, which excludes the income of non-Subsidiary entities such as the Lamar Partnering Entities, except to the extent that income of such entities is received by Lamar Media in the form of dividends or distributions.
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

As of June 30, 2021 the aggregate balance outstanding under the senior credit facility was $600.0 million, consisting of $600.0 million in Term B loans aggregate principal balance and no outstanding borrowings under our revolving credit facility. Lamar Media had approximately $735.6 million of unused capacity under the revolving credit facility.
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
Factors Affecting Sources of Liquidity
Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers. We expect to generate cash flows from operations during 2021 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. However, we will continue to monitor the impacts of the COVID-19 pandemic, particularly in light of new and variant strains of the virus and the plateau of vaccination rates, and if we are not able to generate sufficient cash flows from operations during 2021 to meet our cash needs we believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.
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
Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At June 30, 2021 we were, and currently, we are, in compliance with all such tests under the senior credit facility.

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
Lamar Media is also restricted from incurring additional unsecured senior indebtedness under certain circumstances unless, after giving effect to the incurrence of such indebtedness, Lamar Media would have a total debt ratio, defined as (a) total consolidated debt (including subordinated debt) of Lamar Advertising, Lamar Media and its restricted subsidiaries as of any date minus the lesser of (i) $150.0 million and (ii) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries (other than the Special Purpose Subsidiaries) to (b) EBITDA, as defined below, for the most recent four fiscal quarters then ended, is less than 7.0 to 1.0.
Lamar Media is also restricted from incurring additional subordinated indebtedness under certain circumstances unless, after giving effect to the incurrence of such indebtedness, it is in compliance with the secured debt ratio covenant and its total debt ratio is less than 7.0 to 1.0.
Under the Fourth Amended and Restated Senior Credit Facility, as amended, “EBITDA” means, for any period, net income, plus (a) to the extent deducted in determining net income for such period, the sum determined without duplication and in accordance with GAAP, of (i) taxes, (ii) interest expense, (iii) depreciation, (iv) amortization, (v) any other non-cash income or charges accrued for such period, (vi) charges and expenses in connection with the senior credit facility, any actual or proposed acquisition, disposition or investment (excluding, in each case, purchases and sales of advertising space and operating assets in the ordinary course of business) and any actual or proposed offering of securities, incurrence or repayment of indebtedness (or amendment to any agreement relating to indebtedness), including any refinancing thereof, or recapitalization and (vii) any loss or gain relating to amounts paid or earned in cash prior to the stated settlement date of any swap agreement that has been reflected in operating income for such period) and (viii) any loss on sales of receivables and related assets to a Securitization Entity in connection with a Permitted Securitization Financing, plus (b) the amount of cost savings, operating expense reductions and other operating improvements or synergies projected by Lamar Media in good faith to be realized as a result of any acquisition, investment, merger, amalgamation or disposition within 18 months of any such acquisition, investment, merger, amalgamation or disposition, net of the amount of actual benefits realized during such period from such action; provided, (a) the aggregate amount for all such cost savings, operating expense reductions and other operating improvements or synergies will not exceed an amount equal to 15% of EBITDA for the applicable four quarter period and (b) any such adjustment to EBITDA pursuant to this clause b may only take into account cost savings, operating expense reductions and other operating improvements or synergies that are (I) directly attributable to such acquisition, investment, merger, amalgamation or disposition, (II) expected to have a continuing impact on Lamar Media and its restricted subsidiaries and (III) factually supportable, in each case all as certified by the chief financial officer of Lamar Media) on behalf of Lamar Media, and excluding minus (c) to the extent included in net income for such period (determined without duplication and in accordance with GAAP) (i) any extraordinary and unusual gains or losses during such period, and (ii) the proceeds of any casualty events and dispositions. For purposes hereof, the effect thereon of any adjustments required under Statement of Financial Accounting Standards No. 141R shall be excluded. If during any period for which EBITDA is being determined, we have consummated any acquisition or disposition, EBITDA will be determined on a pro forma basis as if such acquisition or disposition had been made or consummated on the first day of such period.
Under the senior credit facility, “net income” means for any period, the consolidated net income (or loss) of Lamar Advertising, us, and our restricted subsidiaries, determined on a consolidated basis in accordance with GAAP; provided that following is excluded from net income: the (a) the income (or deficit) of any person accrued prior to the date it becomes a restricted subsidiary or is merged into or consolidated with Lamar Advertising, us or any of our restricted subsidiaries, and (b) the income (or deficit) of any person (other than any of our restricted subsidiaries) in which Lamar Advertising, we or any of our subsidiaries has an ownership interest, except to the extent that any such income is received by Lamar Advertising, us or any of our restricted subsidiaries in the form of dividends or similar distributions.
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
Uses of Cash
Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $41.4 million for the six months ended June 30, 2021. We anticipate our 2021 total capital expenditures to be approximately $135.0 million.
Acquisitions. During the six months ended June 30, 2021, the Company completed acquisitions for an aggregate purchase price of approximately $27.2 million, which were financed using available cash on hand.
Investments. On July 12, 2021, Lamar acquired a minority stake in Vistar Media ("Vistar"), a leading global provider of programmatic technology for the digital out-of-home sector. Management believes that Lamar’s investment of $30.0 million will help Vistar strengthen its balance sheet, expand its research and development and extend its reach into new markets. Lamar will receive a seat on Vistar’s Board of Directors.
Note Redemption. On February 3, 2021, the Company redeemed in full all $650.0 million aggregate principal amount 5 3/4% Senior Notes due 2026. The 5 3/4% Senior Notes redemption was completed using the proceeds received from the 3 5/8% Senior Notes offering completed on January 22, 2021, together with cash on hand and borrowings under the revolving credit facility and Accounts Receivable Securitization Program. The notes were redeemed at a redemption price equal to 102.875% of the aggregate principal amount of the outstanding notes, plus accrued and unpaid interest to (but not including) the redemption date. During the six months ended June 30, 2021, the Company recorded a loss on debt extinguishment of approximately $21.6 million related to the note redemption. See Sources of Cash- Note Offerings for more information.
Dividends. On February 25, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.75 per share, paid on March 31, 2021 to its stockholders of record of its Class A common stock and Class B common stock on March 22, 2021. On May 20, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.75 per share, paid on June 30, 2021 to its stockholders of record of its Class A common stock and Class B common stock on June 21, 2021. Subject to approval of the Company's Board of Directors, the Company expects to increase its quarterly dividend to $1.00 per share of common stock for the upcoming third and fourth quarter 2021 distributions to stockholders.
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
Special Purpose Acquisition Company. On April 6, 2021, Lamar Partnering Corporation (“LPC”), a newly formed special purpose acquisition company and indirect wholly-owned subsidiary of the Company, filed a Registration Statement on Form S-1, with the Securities and Exchange Commission. Subject to market conditions, LPC’s proposed public offering is expected to have a base offering size of $300.0 million, or up to $345.0 million if the underwriters’ over-allotment is exercised in full. The Company, through an indirect wholly-owned subsidiary, would own approximately 20% of LPC’s issued and outstanding ordinary shares upon the consummation of the proposed offering. The Company intends to commit to acquire up to $100.0 million of forward purchase units in a forward purchase agreement that would close concurrently with LPC’s consummation of an initial business combination. As of June 30, 2021, the Company incurred $0.7 million in deferred offering costs related to the proposed offering, which is included in other assets on our Condensed Consolidated Balance Sheet.

Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. The repurchase program will expire on September 30, 2021 unless extended by the Board of Directors. There were no repurchases under the program as of June 30, 2021. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
Off-Balance Sheet Arrangements
Our off-balance sheet commitments consist of guaranteed minimum payments to local transit municipalities and airport authorities for agreements which entitle us to rent advertising space to customers, in airports and on buses, benches or shelters.
Commitments and Contingencies
As of June 30, 2021, we had outstanding debt of approximately $2.78 billion. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under the senior credit facility. In addition, it has fixed commercial commitments. These commitments are detailed on a contractual basis as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Long-term debt	$2,783.7	$122.2	$0.8	$0.8	$2,659.9
Interest obligations on long-term debt(1)	731.7	94.6	187.5	187.5	262.1
Billboard site, transit and other operating and financing leases	1,683.7	116.3	428.0	316.1	823.3
Total payments due	$5,199.1	$333.1	$616.3	$504.4	$3,745.3
(1)    Interest rates on our variable rate instruments are assuming rates at the June 2021 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Revolving Bank Facility(2)	$750.0	$—	$—	$750.0	$—
Standby Letters of Credit(3)	$14.4	$13.7	$0.7	$—	$—
(2)    Lamar Media had no outstanding borrowings under the revolving credit facility as of June 30, 2021.
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

LAMAR MEDIA CORP.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and six months ended June 30, 2021 and 2020. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.
RESULTS OF OPERATIONS
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Net revenues increased $61.7 million or 8.2% to $815.9 million for the six months ended June 30, 2021 from $754.2 million for the same period in 2020. This increase was primarily attributable to an increase in billboard net revenues of $71.9 million offset by a decrease in transit net revenues, due to the effects of the ongoing COVID-19 pandemic, of $6.9 million, over the same period in 2020.
For the six months ended June 30, 2021, there was a $66.4 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2020, which represents an increase of 8.9%. See “Reconciliations” below. The $66.4 million increase in revenue is primarily due to a $70.6 million increase in billboard net revenues offset by a decrease in transit net revenues, due to the effects of the ongoing COVID-19 pandemic, of $4.6 million over the same period in 2020.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, decreased $10.2 million, or 2.2%, to $458.0 million for the six months ended June 30, 2021 from $468.2 million in the same period in 2020. The $10.2 million decrease over the prior year is comprised of a $13.5 million decrease in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $3.3 million increase in stock-based compensation.
Depreciation and amortization expense decreased $4.9 million to $121.4 million for the six months ended June 30, 2021 as compared to $126.3 million for the same period in 2020.
For the six months ended June 30, 2021, Lamar Media recognized a gain on disposition of assets of $1.9 million, primarily resulting from transactions related to billboard locations.
Due to the above factors, operating income increased by $75.2 million to $238.5 million for the six months ended June 30, 2021 as compared to $163.3 million for the same period in 2020.
Lamar Media recognized a loss on debt extinguishment of $21.6 million for the six months ended June 30, 2021, a $3.4 million increase over the same period in 2020. The loss on debt extinguishment during the six months ended June 30, 2021 relates to the early repayment of our 5 3/4% Senior Notes during the period.
Interest expense decreased $17.5 million for the six months ended June 30, 2021 to $54.5 million as compared to $72.0 million for the six months ended June 30, 2020. The decrease is primarily related to Lamar Media's debt transactions completed in 2020 and 2021, as well as a reduction in our senior credit facility interest rates.
The increase in operating income and decrease in interest expense, offset by the increase in loss on extinguishment of debt, resulted in an $89.3 million increase in net income before income taxes. The effective tax rate for the six months ended June 30, 2021 was 2.6%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the six months ended June 30, 2021 of $158.5 million, as compared to net income of $72.2 million for the same period in 2020.

Reconciliations:
Because acquisitions occurring after December 31, 2019 have contributed to our net revenue results for the periods presented, we provide 2020 acquisition-adjusted net revenue, which adjusts our 2020 net revenue for the six months ended June 30, 2020 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2021.
Reconciliations of 2020 reported net revenue to 2020 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2020 acquisition-adjusted net revenue to 2021 reported net revenue for the six months ended June 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Reported net revenue	$815,933	$754,221
Acquisition net revenue	—	(4,729)
Adjusted totals	$815,933	$749,492
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$158,499	$72,151	$86,348	119.7%
Income tax expense	4,210	1,296	2,914
Loss on debt extinguishment	21,604	18,184	3,420
Interest expense (income), net	54,157	71,621	(17,464)
Gain on disposition of assets	(1,896)	(3,519)	1,623
Depreciation and amortization	121,371	126,311	(4,940)
Capitalized contract fulfillment costs, net	(900)	1,036	(1,936)
Stock-based compensation expense	9,464	6,162	3,302
Adjusted EBITDA	$366,509	$293,242	$73,267	25.0%
Adjusted EBITDA for the six months ended June 30, 2021 increased 25.0% to $366.5 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $75.5 million, as well as a decrease in total general and administrative and corporate expenses of $1.6 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO
(in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$158,499	$72,151	$86,348	119.7%
Depreciation and amortization related to real estate	115,815	120,453	(4,638)
Gain from sale or disposal of real estate, net of tax	(1,795)	(3,098)	1,303
Adjustments for unconsolidated affiliates and non-controlling interest	285	389	(104)
FFO	$272,804	$189,895	$82,909	43.7%
Straight line expense	1,729	1,733	(4)
Capitalized contract fulfillment costs, net	(900)	1,036	(1,936)
Stock-based compensation expense	9,464	6,162	3,302
Non-cash portion of tax provision	1,743	(1,313)	3,056
Non-real estate related depreciation and amortization	5,556	5,858	(302)
Amortization of deferred financing costs	2,962	2,878	84
Loss on extinguishment of debt	21,604	18,184	3,420
Capital expenditures – maintenance	(19,603)	(14,492)	(5,111)
Adjustments for unconsolidated affiliates and non-controlling interest	(285)	(389)	104
AFFO	$295,074	$209,552	$85,522	40.8%
FFO for the six months ended June 30, 2021 increased from $189.9 million in 2020 to $272.8 million for the same period in 2021, an increase of 43.7%. AFFO for the six months ended June 30, 2021 increased 40.8% to $295.1 million as compared to $209.6 million for the same period in 2020. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) as well as a decrease in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Net revenues increased $97.4 million or 28.0% to $445.1 million for the three months ended June 30, 2021 from $347.7 million for the same period in 2020. This increase was primarily attributable to an increase in billboard and transit net revenues of $93.2 million and $5.6 million, respectively, over the same period in 2020.
For the three months ended June 30, 2021, there was a $99.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2021, which represents an increase of 28.9%. See "Reconciliations" below. The $99.7 million increase in revenue is primarily due to a $92.5 million and $6.7 million increase in billboard and transit net revenues, respectively.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $18.4 million, or 8.4%, to $236.5 million for the three months ended June 30, 2021 from $218.1 million in the same period in 2020. The $18.4 million increase over the prior year is comprised of a $15.3 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $3.1 million increase in stock-based compensation.
Depreciation and amortization expense decreased $3.4 million to $60.6 million for the three months ended June 30, 2021 as compared to $64.0 million for the same period in 2020.
For the three months ended June 30, 2021, Lamar Media recognized a gain on disposition of assets of $1.5 million, primarily resulting from transactions related to billboard locations.

Due to the above factors, operating income increased by $82.9 million to $149.4 million for the three months ended June 30, 2021 as compared to $66.6 million for the same period in 2020.
Interest expense decreased $9.1 million for the three months ended June 30, 2021 to $26.4 million as compared to $35.4 million for the three months ended June 30, 2020. The decrease is primarily related to Lamar Media's debt transactions completed in 2020 and 2021, as well as a reduction in our senior credit facility interest rates.
The increase in operating income and decrease in interest expense resulted in a $91.9 million increase in net income before income taxes. The effective tax rate for the three months ended June 30, 2021 was 2.6%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the three months ended June 30, 2021 of $120.0 million, as compared to net income of $31.5 million for the same period in 2020.
Reconciliations:
Because acquisitions occurring after December 31, 2019 have contributed to our net revenue results for the periods presented, we provide 2020 acquisition-adjusted revenue, which adjusts our 2020 net revenue for the three months ended June 30, 2021 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2021.
Reconciliations of 2020 reported net revenue to 2020 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2020 acquisition-adjusted net revenue to 2021 reported net revenue for the three months ended June 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Reported net revenue	$445,052	$347,652
Acquisition net revenue	—	(2,328)
Adjusted totals	$445,052	$345,324

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent of Increase (Decrease)
	2021	2020
Net income	$120,033	$31,534	$88,499	280.6%
Income tax expense (benefit)	3,200	(240)	3,440
Loss on debt extinguishment	—	5	(5)
Interest expense (income), net	26,177	35,258	(9,081)
Gain on disposition of assets	(1,481)	(1,015)	(466)
Depreciation and amortization	60,622	63,998	(3,376)
Capitalized contract fulfillment costs, net	(400)	1,036	(1,436)
Stock-based compensation expense	5,789	2,725	3,064
Adjusted EBITDA	$213,940	$133,301	$80,639	60.5%
Adjusted EBITDA for the three months ended June 30, 2021 increased 60.5% to $213.9 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $92.4 million, and was offset by an increase in total general and administrative and corporate expenses of $8.9 million, excluding the impact of stock-based compensation expense.
Net Income/FFO/AFFO
(in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent of Increase (Decrease)
	2021	2020
Net income	$120,033	$31,534	$88,499	280.6%
Depreciation and amortization related to real estate	57,852	61,089	(3,237)
Gain from sale or disposal of real estate, net of tax	(1,412)	(555)	(857)
Adjustments for unconsolidated affiliates and non-controlling interest	132	140	(8)
FFO	$176,605	$92,208	$84,397	91.5%
Straight line expense	954	679	275
Capitalized contract fulfillment costs, net	(400)	1,036	(1,436)
Stock-based compensation expense	5,789	2,725	3,064
Non-cash portion of tax provision	2,763	(894)	3,657
Non-real estate related depreciation and amortization	2,770	2,909	(139)
Amortization of deferred financing costs	1,591	1,500	91
Loss on extinguishment of debt	—	5	(5)
Capital expenditures - maintenance	(11,699)	(3,863)	(7,836)
Adjustments for unconsolidated affiliates and non-controlling interest	(132)	(140)	8
AFFO	$178,241	$96,165	$82,076	85.3%
FFO for the three months ended June 30, 2021 increased from $92.2 million in 2020 to $176.6 million in 2021, an increase of 91.5%. AFFO for the three months ended June 30, 2021 increased 85.3% to $178.2 million as compared to $96.2 million for the same period in 2020. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) as well as an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2021, and should be read in conjunction with Note 10 of the Notes to the Company’s Condensed Consolidated Financial Statements.
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
At June 30, 2021 there was approximately $721.1 million of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 25.5% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2021 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $6.5 million, and the weighted average interest rate applicable to these borrowings during 2021 was 1.4%. Assuming that the weighted average interest rate was 200 basis points higher (that is 3.4% rather than 1.4%), then the Company’s 2021 interest expense would have increased by approximately $7.6 million for the six months ended June 30, 2021.
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

4.1
Agreement of Resignation, Appointment and Acceptance, dated as of June 14, 2021, by and among Lamar Media Corp., as issuer, U.S. Bank National Association, as successor trustee, and The Bank of New York Mellon Trust Company, N.A., as resigning trustee. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on June 21, 2021 and incorporated herein by reference.

10.1
Fifth Amendment to the Receivables Financing Agreement, dated as of May 24, 2021, among Lamar Media, as Initial Servicer, the SPEs, as Borrowers, and PNC Bank, National Association, as Administrative Agent and a Lender. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 28, 2021 and incorporated herein by reference.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: August 5, 2021	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: August 5, 2021	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer