Form 10-Q
period 2021-09-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2021-11-03
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of October 29, 2021: 86,819,395
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of October 29, 2021: 14,420,085
The number of shares of Lamar Media Corp. common stock outstanding as of October 29, 2021: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,569	$121,569
Receivables, net of allowance for doubtful accounts of $12,458 and $14,946 in 2021 and 2020, respectively	262,661	240,854
Other current assets	20,202	18,147
Total current assets	370,432	380,570
Property, plant and equipment	3,720,040	3,615,505
Less accumulated depreciation and amortization	(2,428,803)	(2,333,656)
Net property, plant and equipment	1,291,237	1,281,849
Operating lease right of use assets	1,208,425	1,222,013
Financing lease right of use assets	17,604	19,670
Goodwill	1,926,919	1,912,328
Intangible assets, net	909,508	914,446
Other assets	94,562	60,565
Total assets	$5,818,687	$5,791,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$12,655	$12,017
Current maturities of long-term debt, net of deferred financing costs of $641 and $445 in 2021 and 2020, respectively	174,725	122,434
Current operating lease liabilities	174,659	195,439
Current financing lease liabilities	1,331	1,331
Accrued expenses	114,194	105,288
Deferred income	128,991	111,363
Total current liabilities	606,555	547,872
Long-term debt, net of deferred financing costs of $37,446 and $39,672 in 2021 and 2020, respectively	2,662,656	2,764,082
Operating lease liabilities	977,941	993,776
Financing lease liabilities	17,609	18,608
Deferred income tax liabilities	6,016	4,854
Asset retirement obligation	267,024	222,876
Other liabilities	39,090	36,605
Total liabilities	4,576,891	4,588,673
Stockholders’ equity:
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2021 and 2020	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized; 87,505,031 and 87,111,327 shares issued at 2021 and 2020, respectively; 86,819,395 and 86,491,646 outstanding at 2021 and 2020, respectively	88	87
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2021 and 2020	14	14
Additional paid-in capital	1,997,162	1,963,850
Accumulated comprehensive income	850	934
Accumulated deficit	(705,745)	(717,331)
Cost of shares held in treasury, 685,636 and 619,681 shares at 2021 and 2020, respectively	(50,573)	(44,786)
Stockholders’ equity	1,241,796	1,202,768
Total liabilities and stockholders’ equity	$5,818,687	$5,791,441
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statements of Income
Net revenues	$476,894	$386,110	$1,292,827	$1,140,331
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	147,310	136,309	418,973	419,862
General and administrative expenses (exclusive of depreciation and amortization)	85,946	66,749	234,429	216,361
Corporate expenses (exclusive of depreciation and amortization)	26,028	17,266	64,431	52,507
Depreciation and amortization	84,300	61,237	205,671	187,548
Gain on disposition of assets	(26)	(1,304)	(1,922)	(4,823)
	343,558	280,257	921,582	871,455
Operating income	133,336	105,853	371,245	268,876
Other expense (income)
Loss on extinguishment of debt	—	7,051	21,604	25,235
Interest income	(198)	(248)	(554)	(617)
Interest expense	26,125	35,068	80,638	107,058
Equity in earnings of investee	(1,141)	—	(1,141)	—
	24,786	41,871	100,547	131,676
Income before income tax expense	108,550	63,982	270,698	137,200
Income tax expense	1,712	1,224	5,922	2,520
Net income	106,838	62,758	264,776	134,680
Cash dividends declared and paid on preferred stock	91	91	273	273
Net income applicable to common stock	$106,747	$62,667	$264,503	$134,407
Earnings per share:
Basic earnings per share	$1.05	$0.62	$2.62	$1.33
Diluted earnings per share	$1.05	$0.62	$2.61	$1.33
Cash dividends declared per share of common stock	$1.00	$0.50	$2.50	$2.00
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	101,195,158	100,812,570	101,097,124	100,722,859
Weighted average common shares outstanding diluted	101,401,754	100,924,981	101,298,444	100,860,870
Statements of Comprehensive Income
Net income	$106,838	$62,758	$264,776	$134,680
Other comprehensive (loss) income
Foreign currency translation adjustments	(588)	330	(84)	(528)
Comprehensive income	$106,250	$63,088	$264,692	$134,152
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2020	$—	$87	$14	$(44,786)	$1,963,850	$934	$(717,331)	$1,202,768
Non-cash compensation	—	—	—	—	1,060	—	—	1,060
Issuance of 149,000 shares of common stock through stock awards	—	—	—	—	13,376	—	—	13,376
Exercise of 82,101 shares of stock options	—	—	—	—	5,224	—	—	5,224
Issuance of 31,824 shares of common stock through employee purchase plan	—	—	—	—	2,172	—	—	2,172
Purchase of 65,290 shares of treasury stock	—	—	—	(5,717)	—	—	—	(5,717)
Foreign currency translation	—	—	—	—	—	204	—	204
Net income	—	—	—	—	—	—	38,329	38,329
Dividends/distributions to common shareholders ($0.75 per common share)	—	—	—	—	—	—	(75,818)	(75,818)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2021	$—	$87	$14	$(50,503)	$1,985,682	$1,138	$(754,911)	$1,181,507
Non-cash compensation	—	—	—	—	917	—	—	917
Issuance of 4,685 shares of common stock through stock awards	—	—	—	—	594	—	—	594
Exercise of 38,265 shares of stock options	—	—	—	—	2,575	—	—	2,575
Issuance of 30,302 shares of common stock through employee purchase plan	—	—	—	—	2,068	—	—	2,068
Foreign currency translation	—	—	—	—	—	300	—	300
Net income	—	—	—	—	—	—	119,609	119,609
Dividends/distributions to common shareholders ($0.75 per common share)	—	—	—	—	—	—	(75,874)	(75,874)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, June 30, 2021	$—	$87	$14	$(50,503)	$1,991,836	$1,438	$(711,267)	$1,231,605
Non-cash compensation	—	—	—	—	1,128	—	—	1,128
Issuance of 5,300 shares of common stock through stock awards	—	—	—	—	188	—	—	188
Exercise of 26,880 shares of stock options	—	1	—	—	1,748	—	—	1,749
Issuance of shares 25,347 of common stock through employee purchase plan	—	—	—	—	2,262	—	—	2,262
Purchase of 665 shares of treasury stock	—	—	—	(70)	—	—	—	(70)
Foreign currency translation	—	—	—	—	—	(588)	—	(588)
Net income	—	—	—	—	—	—	106,838	106,838
Dividends/distributions to common shareholders ($1.00 per common share)	—	—	—	—	—	—	(101,225)	(101,225)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, September 30, 2021	$—	$88	$14	$(50,573)	$1,997,162	$850	$(705,745)	$1,241,796
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
See accompanying notes to condensed consolidated financial statements

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$264,776	$134,680
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	205,671	187,548
Stock-based compensation	22,540	11,046
Amortization included in interest expense	4,405	4,467
Gain on disposition of assets and investments	(1,922)	(4,823)
Loss on extinguishment of debt	21,604	25,235
Equity in earnings of investee	(1,141)	—
Deferred tax expense (benefit)	1,178	(1,870)
Provision for doubtful accounts	2,711	9,442
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(24,475)	19,253
Prepaid expenses	(1,953)	1,002
Other assets	(444)	2,110
(Decrease) increase in:
Trade accounts payable	(69)	(186)
Accrued expenses	3,610	(11,597)
Operating lease liabilities	(22,560)	625
Other liabilities	14,303	(15,475)
Net cash provided by operating activities	488,234	361,457
Cash flows from investing activities:
Acquisitions	(107,593)	(28,747)
Capital expenditures	(71,513)	(44,633)
Payment for investments in equity securities	(30,000)	—
Proceeds from disposition of assets and investments	5,761	5,699
Decrease in notes receivable	107	—
Net cash used in investing activities	(203,238)	(67,681)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(5,787)	(10,124)
Net proceeds from issuance of common stock	16,050	7,740
Principal payments on long-term debt	(282)	(273)
Borrowings on long-term debt	—	8,750
Principal payments on financing leases	(998)	—
Payments on revolving credit facility	(25,000)	(805,000)
Proceeds received from revolving credit facility	25,000	725,000
Redemption of senior notes and senior subordinated notes	(668,688)	(1,058,596)
Proceeds received from note offering	550,000	1,549,250
Proceeds received from accounts receivable securitization program	120,000	122,500
Payments on accounts receivable securitization program	(67,500)	(175,000)
Proceeds received from senior credit facility term loans	—	598,500
Payments on senior credit facility term loans	—	(978,097)
Debt issuance costs	(8,662)	(32,667)
Distributions to non-controlling interest	(82)	(1,475)
Dividends/distributions	(253,190)	(201,772)
Net cash used in financing activities	(319,139)	(251,264)
Effect of exchange rate changes in cash and cash equivalents	143	(72)
Net (decrease) increase in cash and cash equivalents	(34,000)	42,440
Cash and cash equivalents at beginning of period	121,569	26,188
Cash and cash equivalents at end of period	$87,569	$68,628
Supplemental disclosures of cash flow information:
Cash paid for interest	$87,729	$115,999
Cash paid for foreign, state and federal income taxes	$7,231	$3,558
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
The following table presents our disaggregated revenue by source for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Billboard advertising	$430,103	$348,361	$1,169,426	$1,015,761
Logo advertising	19,720	19,790	58,820	62,235
Transit advertising	27,071	17,959	64,581	62,335
Net revenues	$476,894	$386,110	$1,292,827	$1,140,331

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
3. Leases
During the three months ended September 30, 2021 and 2020, we had operating lease costs of $72,789 and $76,739, respectively, and variable lease costs of $22,514 and $13,494, respectively. During the nine months ended September 30, 2021 and 2020, we had operating lease costs of $218,139 and $235,473, respectively, and variable lease costs of $56,507 and $41,238, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). For the three months ended September 30, 2021 and 2020, we recorded a loss of $349 and a gain of $76, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. For the nine months ended September 30, 2021 and 2020, we recorded a loss of $296 and $241, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $243,690 and $234,400 were made reducing our operating lease liabilities for the nine months ended September 30, 2021 and 2020, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets ("ROU assets") or lease liabilities for agreements with a term of twelve months or less. We recorded $1,579 and $1,172 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended September 30, 2021 and 2020, respectively. We recorded $4,471 and $3,679 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the nine months ended September 30, 2021 and 2020, respectively.
Our operating leases have a weighted-average remaining lease term of 12.0 years. The weighted-average discount rate of our operating leases is 4.6%. Also, during the periods ended September 30, 2021 and 2020, we obtained $25,401 and $25,250, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.
The following is a summary of the maturities of our operating lease liabilities as of September 30, 2021:

2021	$40,519
2022	208,326
2023	176,861
2024	157,270
2025	131,273
Thereafter	817,054
Total undiscounted operating lease payments	1,531,303
Less: Imputed interest	(378,703)
Total operating lease liabilities	$1,152,600
During the three months ended September 30, 2021, $713 of amortization expense and $145 of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. During the nine months ended September 30, 2021, $2,140 of amortization expense and $443 of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. Cash payments of $998 were made reducing our financing lease liabilities for the nine months ended September 30, 2021 and are included in cash flows used in financing activities in the Condensed Consolidated Statements of Cash Flows. We had no expenses relating to the financing lease liabilities for the nine months ended September 30, 2020. Our financing leases have a weighted-average remaining lease term of 6.2 years and a weighted-average discount rate of 3.5%.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
4. Acquisitions
During the nine months ended September 30, 2021, the Company completed several acquisitions of outdoor and transit advertising assets for a total purchase price of $107,593.
Each of these acquisitions was accounted for under the acquisition method of accounting, and, accordingly, the accompanying condensed consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition purchase price has been allocated to assets acquired and liabilities assumed based on preliminary fair market value estimates at the dates of acquisition.
The following is a summary of the allocation of the purchase price in the above transactions, which includes the preliminary values for a business combination completed on September 8, 2021 for an aggregate purchase price of $65,500.

Total
Property, plant and equipment	$15,949
Goodwill	14,584
Site locations	66,321
Non-competition agreements	440
Customer lists and contracts	10,100
Asset acquisition costs	139
Current assets	218
Current liabilities	(911)
Operating lease right of use assets	12,274
Operating lease liabilities	(11,521)
$107,593
Total acquired intangible assets for the nine months ended September 30, 2021 were $91,584, of which $14,584 was assigned to goodwill. Goodwill is not amortized for financial statement purposes and $14,584 of goodwill related to 2021 acquisitions is expected to be deductible for tax purposes. The acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $10,100 (7 year weighted average useful life) and site locations of $66,321 (15 year weighted average useful life). The aggregate amortization expense related to the 2021 acquisitions for the nine months ended September 30, 2021 was $1,158.
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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 45,000 shares of its Class A common stock during the nine months ended September 30, 2021. At September 30, 2021 a total of 2,297,290 shares were available for future grant.
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
The following is a summary of 2019 ESPP share activity for the nine months ended September 30, 2021:

Shares
Available for future purchases, January 1, 2021	369,771
Additional shares reserved under 2019 ESPP	86,490
Purchases	(87,473)
Available for future purchases, September 30, 2021	368,788
Performance-based stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2021 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2022. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the nine months ended September 30, 2021, the Company has recorded $18,379 as stock-based compensation expense related to performance-based awards.
Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors' one year term. The Company recorded $544 in stock-based compensation expense related to these awards for the nine months ended September 30, 2021.
6. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Direct advertising expenses	$80,068	$57,556	$192,816	$176,395
General and administrative expenses	1,068	1,126	3,338	3,558
Corporate expenses	3,164	2,555	9,517	7,595
	$84,300	$61,237	$205,671	$187,548
The increase in the amount of depreciation and amortization expense excluded from direct advertising expense for the three and nine months ended September 30, 2021 as compared to September 30, 2020 is due to the revision in the cost estimate included in the calculation of asset retirement obligations during the period.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
7. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at September 30, 2021 and December 31, 2020:

	Estimated Life (Years)	September 30, 2021		December 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$655,843	$580,671	$645,739	$563,135
Non-competition agreements	3—15	66,596	64,857	66,156	64,647
Site locations	15	2,479,103	1,657,456	2,412,745	1,593,805
Other	2—15	50,157	39,207	50,018	38,625
		$3,251,699	$2,342,191	$3,174,658	$2,260,212
Unamortizable intangible assets:
Goodwill		$2,180,455	$253,536	$2,165,864	$253,536

8. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2020	$222,876
Additions to asset retirement obligations	2,363
Revision in estimates	41,363
Accretion expense	3,053
Liabilities settled	(2,631)
Balance at September 30, 2021	$267,024
Revision in estimates of $41,363 reflects changes in cost estimates to remove structures and resurface land for structures that reside on leased land in the Company's outdoor advertising portfolio.
9. Distribution Restrictions
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of September 30, 2021 and December 31, 2020, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $3,874,821 and $3,625,712, respectively.
As of September 30, 2021, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of September 30, 2021, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of September 30, 2021, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $2,625,301.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
10. Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and nine months ended September 30, 2021 or 2020.
11. Long-term Debt
Long-term debt consists of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$598,655	$9,873	$588,782
Accounts Receivable Securitization Program	175,000	641	174,359
3 3/4% Senior Notes	600,000	7,288	592,712
3 5/8% Senior Notes	550,000	7,736	542,264
4% Senior Notes	549,339	7,390	541,949
4 7/8% Senior Notes	400,000	5,159	394,841
Other notes with various rates and terms	2,474	—	2,474
	2,875,468	38,087	2,837,381
Less current maturities	(175,366)	(641)	(174,725)
Long-term debt, excluding current maturities	$2,700,102	$37,446	$2,662,656

	December 31, 2020
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$598,466	$11,569	$586,897
Accounts Receivable Securitization Program	122,500	445	122,055
3 3/4% Senior Notes	600,000	8,031	591,969
4% Senior Notes	549,280	7,911	541,369
4 7/8% Senior Notes	400,000	5,586	394,414
5 3/4% Senior Notes	653,631	6,575	647,056
Other notes with various rates and terms	2,756	—	2,756
	2,926,633	40,117	2,886,516
Less current maturities	(122,879)	(445)	(122,434)
Long-term debt, excluding current maturities	$2,803,754	$39,672	$2,764,082
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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
The senior credit facility, as established by the Fourth Amended and Restated Credit Agreement (the “senior credit facility”), consists of (i) a $750,000 senior secured revolving credit facility which will mature on February 6, 2025 (the “revolving credit facility”), (ii) a $600,000 Term B loan facility (the “Term B loans”) which will mature on February 6, 2027, and (iii) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to a pro forma secured debt ratio of 4.50 to 1.00, as well as certain other conditions including lender approval. Lamar Media borrowed all $600,000 in Term B loans on February 6, 2020. The entire amount of the Term B loans will be payable at maturity. The net proceeds from the Term B loans, together with borrowings under the revolving portion of the senior credit facility and a portion of the proceeds of the issuance of the 3 3/4% Senior Notes due 2028 and 4% Senior Notes due 2030 (both as described below), were used to repay all outstanding amounts under the Third Amended and Restated Credit Agreement, and all revolving commitments under that facility were terminated. As a result of refinancing our credit facility the Company incurred a loss on debt extinguishment of $5,608 for the nine months ended September 30, 2020.
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
As of September 30, 2021, there were no borrowings outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $14,345 in letters of credit outstanding as of September 30, 2021 resulting in $735,655 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 6, 2025.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Accounts Receivable Securitization Program
On December 18, 2018, Lamar Media entered into a $175,000 Receivable Financing Agreement (the “Receivable Financing Agreement”) with its wholly-owned special purpose entities, Lamar QRS Receivables, LLC and Lamar TRS Receivables, LLC (the “Special Purpose Subsidiaries”) (the "Accounts Receivable Securitization Program"). The Accounts Receivable Securitization Program is limited to the availability of eligible accounts receivable collateralizing the borrowings under the agreements governing the Accounts Receivable Securitization Program.
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
As of September 30, 2021 there was $175,000 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability for borrowing under the Accounts Receivable Securitization Program as of September 30, 2021. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the nine months ended September 30, 2021.
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
On February 1, 2019, Lamar Media completed an institutional private placement of an additional $250,000 aggregate principal amount of its 5 3/4% Notes (the “Additional 5 3/4% Notes", and together with the Original 5 3/4% Notes, the "5 3/4% Notes”). Other than with respect to the date of issuance, issue price and CUSIP number, the Additional 5 3/4% Notes have the same terms as the Original 5 3/4% Notes. The net proceeds after underwriting fees and expenses, was approximately $251,500.
On February 3, 2021, Lamar Media redeemed in full all $650,000 aggregate principal amount 5 3/4% Notes. The 5 3/4% Notes redemption was completed using the proceeds received from the 3 5/8% Notes offering completed on January 22, 2021 (as described below), together with cash on hand and borrowings under the revolving credit facility and Accounts Receivable Securitization Program. The 5 3/4% Notes were redeemed at a redemption price equal to 102.875% of the aggregate principal amount of the outstanding notes, plus accrued and unpaid interest to (but not including) the redemption date. During the nine months ended September 30, 2021, the Company recorded a loss on debt extinguishment of approximately $21,604 related to the note redemption, of which $18,700 was in cash.
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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Debt Repurchase Program
On March 16, 2020, the Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of September 30, 2021.
12. Fair Value of Financial Instruments
At September 30, 2021 and December 31, 2020, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $2,913,841 which exceeds the carrying amount of $2,875,468 as of September 30, 2021. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).
13. Investments
On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, a leading global provider of programmatic technology for the digital out-of-home sector. This investment is accounted for as an equity method investment and is included in other assets on the Condensed Consolidated Balance Sheet. For the three and nine months ended September 30, 2021, the Company recorded $1,141 in equity in earnings of investee on the Condensed Consolidated Statement of Income and Comprehensive Income.
14. New Accounting Pronouncements
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
15. Dividends/Distributions
During the three months ended September 30, 2021 and 2020, the Company declared and paid cash distributions in an aggregate amount of $101,225 or $1.00 per share and $50,416 or $0.50 per share, respectively. During the nine months ended September 30, 2021 and 2020, the Company declared and paid cash distributions in an aggregate amount of $252,917 or $2.50 per share and $201,499 or $2.00 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of COVID-19 on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three and nine months ended September 30, 2021 and 2020, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share and $273 or $47.85 for each period, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
16. Information about Geographic Areas
Revenues from external customers attributable to foreign countries totaled $17,568 and $16,295 for the nine months ended September 30, 2021 and 2020, respectively. Net carrying value of long-lived assets located in foreign countries totaled $9,957 and $8,727 as of September 30, 2021 and December 31, 2020, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.
17. Stockholders’ Equity
Sales Agreement. On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, and SunTrust Robinson Humphrey, Inc. as its sales agents. Under the terms of the Sales Agreement, the Company could have, from time to time, issued and sold shares of its Class A common stock, having an aggregate offering price of up to $400,000, through the sales agents party thereto as either agents or principals. The Sales Agreement expired by its terms on May 1, 2021 and as of that date, 842,412 shares of our Class A common stock were sold under the Sales Agreement.
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
As of September 30, 2021, no shares of our Class A common stock have been sold under the 2021 Sales Agreement and accordingly $400,000 remained available to be sold under the 2021 Sales Agreement as of September 30, 2021.
Shelf Registration. On August 6, 2018, the Company filed an automatically effective shelf registration statement that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock, which expired in August 2021. There were no shares issued under this shelf registration during the nine months ended September 30, 2021 and the year ended December 31, 2020. On June 21, 2021, the Company filed a new automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock on similar terms as the prior registration statement. During the nine months ended September 30, 2021, the Company did not issue any shares under this shelf registration.
On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of September 30, 2021.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,069	$121,069
Receivables, net of allowance for doubtful accounts of $12,458 and $14,946 in 2021 and 2020, respectively	262,661	240,854
Other current assets	20,202	18,147
Total current assets	369,932	380,070
Property, plant and equipment	3,720,040	3,615,505
Less accumulated depreciation and amortization	(2,428,803)	(2,333,656)
Net property, plant and equipment	1,291,237	1,281,849
Operating lease right of use assets	1,208,425	1,222,013
Financing lease right of use assets	17,604	19,670
Goodwill	1,916,767	1,902,177
Intangible assets, net	909,040	913,978
Other assets	89,219	54,950
Total assets	$5,802,224	$5,774,707
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$12,655	$12,017
Current maturities of long-term debt, net of deferred financing costs of $641 and $445 in 2021 and 2020, respectively	174,725	122,434
Current operating lease liabilities	174,659	195,439
Current financing lease liabilities	1,331	1,331
Accrued expenses	106,686	98,478
Deferred income	128,991	111,363
Total current liabilities	599,047	541,062
Long-term debt, net of deferred financing costs of $37,446 and $39,672 in 2021 and 2020, respectively	2,662,656	2,764,082
Operating lease liabilities	977,941	993,776
Financing lease liabilities	17,609	18,608
Deferred income tax liabilities	6,016	4,854
Asset retirement obligation	267,024	222,876
Other liabilities	39,090	36,605
Total liabilities	4,569,383	4,581,863
Stockholder's equity:
Common stock, par value $0.01, 3,000 shares authorized, 100 shares issued and outstanding at 2021 and 2020	—	—
Additional paid-in-capital	3,067,669	3,034,357
Accumulated comprehensive income	850	934
Accumulated deficit	(1,835,677)	(1,842,447)
Stockholder's equity	1,232,842	1,192,844
Total liabilities and stockholder's equity	$5,802,225	$5,774,707
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statements of Income
Net revenues	$476,894	$386,110	$1,292,827	$1,140,331
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	147,310	136,309	418,973	419,862
General and administrative expenses (exclusive of depreciation and amortization)	85,947	66,749	234,115	216,361
Corporate expenses (exclusive of depreciation and amortization)	25,891	17,129	64,048	52,141
Depreciation and amortization	84,300	61,237	205,671	187,548
Gain on disposition of assets	(26)	(1,304)	(1,922)	(4,823)
	343,422	280,120	920,885	871,089
Operating income	133,472	105,990	371,942	269,242
Other expense (income)
Loss on extinguishment of debt	—	7,051	21,604	25,235
Interest income	(198)	(248)	(554)	(617)
Interest expense	26,125	35,068	80,638	107,058
Equity in earnings of investee	(1,141)	—	(1,141)	—
	24,786	41,871	100,547	131,676
Income before income tax expense	108,686	64,119	271,395	137,566
Income tax expense	1,712	1,224	5,922	2,520
Net income	$106,974	$62,895	$265,473	$135,046
Statements of Comprehensive Income
Net income	$106,974	$62,895	$265,473	$135,046
Other comprehensive (loss) income
Foreign currency translation adjustments	(588)	330	(84)	(528)
Comprehensive income	$106,386	$63,225	$265,389	$134,518
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2020	$—	$3,034,357	$934	$(1,842,447)	$1,192,844
Contribution from parent	—	21,831	—	—	21,831
Foreign currency translations	—	—	204	—	204
Net income	—	—	—	38,466	38,466
Dividend to parent	—	—	—	(81,535)	(81,535)
Balance, March 31, 2021	$—	3,056,188	1,138	(1,885,516)	$1,171,810
Contribution from parent	—	6,154	—	—	6,154
Foreign currency translations	—	—	300	—	300
Net income	—	—	—	120,033	120,033
Dividend to parent	—	—	—	(75,874)	(75,874)
Balance, June 30, 2021	$—	3,062,342	1,438	(1,841,357)	$1,222,423
Contribution from parent	—	5,327	—	—	5,327
Foreign currency translations	—	—	(588)	—	(588)
Net income	—	—	—	106,974	106,974
Dividend to parent	—	—	—	(101,294)	(101,294)
Balance, September 30, 2021	$—	3,067,669	850	(1,835,677)	$1,232,842

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2019	$—	$2,992,729	$685	$(1,823,883)	$1,169,531
Contribution from parent	—	29,429	—	—	29,429
Foreign currency translations	—	—	(1,598)	—	(1,598)
Net income	—	—	—	40,617	40,617
Dividend to parent	—	—	—	(110,755)	(110,755)
Balance, March 31, 2020	$—	3,022,158	(913)	(1,894,021)	$1,127,224
Contribution from parent	—	3,962	—	—	3,962
Foreign currency translations	—	—	740	—	740
Net income	—	—	—	31,534	31,534
Dividend to parent	—	—	—	(50,453)	(50,453)
Balance, June 30, 2020	$—	3,026,120	(173)	(1,912,940)	$1,113,007
Contribution from parent	—	3,101	—	—	3,101
Foreign currency translations	—	—	330	—	330
Net income	—	—	—	62,895	62,895
Dividend to parent	—	—	—	(50,416)	(50,416)
Balance, September 30, 2020	$—	3,029,221	157	(1,900,461)	$1,128,917
See accompanying notes to condensed consolidated financial statements

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$265,473	$135,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,671	187,548
Stock-based compensation	22,540	11,046
Amortization included in interest expense	4,405	4,467
Gain on disposition of assets and investments	(1,922)	(4,823)
Loss on extinguishment of debt	21,604	25,235
Equity in earnings of investee	(1,141)	—
Deferred tax expense (benefit)	1,178	(1,870)
Provision for doubtful accounts	2,711	9,442
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(24,475)	19,253
Prepaid expenses	(1,953)	1,002
Other assets	(444)	2,110
(Decrease) increase in:
Trade accounts payable	(69)	(186)
Accrued expenses	3,610	(11,597)
Operating lease liabilities	(22,560)	625
Other liabilities	(3,930)	(44,865)
Net cash provided by operating activities	470,698	332,433
Cash flows from investing activities:
Acquisitions	(107,593)	(28,747)
Capital expenditures	(71,513)	(44,633)
Payment for investments in equity securities	(30,000)	—
Proceeds from disposition of assets and investments	5,761	5,699
Decrease in notes receivable	107	—
Net cash used in investing activities	(203,238)	(67,681)
Cash flows from financing activities:
Principal payments on long-term debt	(282)	(273)
Borrowings on long-term debt	—	8,750
Principal payments on financing leases	(998)	—
Payments on revolving credit facility	(25,000)	(805,000)
Proceeds received from revolving credit facility	25,000	725,000
Redemption of senior notes and senior subordinated notes	(668,688)	(1,058,596)
Proceeds received from note offering	550,000	1,549,250
Proceeds received from accounts receivable securitization program	120,000	122,500
Payments on accounts receivable securitization program	(67,500)	(175,000)
Proceeds received from senior credit facility term loans	—	598,500
Payments on senior credit facility term loans	—	(978,097)
Debt issuance costs	(8,662)	(32,667)
Distributions to non-controlling interest	(82)	(1,475)
Contributions from parent	33,312	36,492
Dividend to parent	(258,703)	(211,624)
Net cash used in financing activities	(301,603)	(222,240)
Effect of exchange rate changes in cash and cash equivalents	143	(72)
Net (decrease) increase in cash and cash equivalents	(34,000)	42,440
Cash and cash equivalents at beginning of period	121,069	25,688
Cash and cash equivalents at end of period	$87,069	$68,128
Supplemental disclosures of cash flow information:
Cash paid for interest	$87,729	$115,999
Cash paid for foreign, state and federal income taxes	$7,231	$3,558
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
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8, 9, 11, 12, 13, 14 and 16 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.
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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Balance Sheet as of September 30, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$84,528	$21,427	$263,978	$—	$369,933
Net property, plant and equipment	—	1,277,082	14,155	—	1,291,237
Operating lease right of use assets	—	1,179,793	28,632	—	1,208,425
Intangibles and goodwill, net	—	2,808,322	17,485	—	2,825,807
Other assets	4,042,153	310,925	186,517	(4,432,772)	106,823
Total assets	$4,126,681	$5,597,549	$510,767	$(4,432,772)	$5,802,225
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$366	$174,359	$—	$174,725
Current operating lease liabilities	—	167,067	7,592	—	174,659
Other current liabilities	22,086	216,543	11,034	—	249,663
Total current liabilities	22,086	383,976	192,985	—	599,047
Long-term debt	2,660,548	2,108	—	—	2,662,656
Operating lease liabilities	—	958,770	19,171	—	977,941
Other noncurrent liabilities	211,205	289,459	291,032	(461,957)	329,739
Total liabilities	2,893,839	1,634,313	503,188	(461,957)	4,569,383
Stockholder's equity	1,232,842	3,963,236	7,579	(3,970,815)	1,232,842
Total liabilities and stockholder's equity	$4,126,681	$5,597,549	$510,767	$(4,432,772)	$5,802,225

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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Three Months Ended September 30, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$466,222	$11,216	$(544)	$476,894
Operating expenses (income)
Direct advertising expenses(1)	—	140,641	7,213	(544)	147,310
General and administrative expenses(1)	—	85,077	870	—	85,947
Corporate expenses(1)	—	25,366	525	—	25,891
Depreciation and amortization	—	82,577	1,723	—	84,300
Loss (gain) on disposition of assets	—	115	(141)	—	(26)
	—	333,776	10,190	(544)	343,422
Operating income (loss)	—	132,446	1,026	—	133,472
Equity in (earnings) loss of subsidiaries	(132,727)	—	—	132,727	—
Loss on extinguishment of debt	—	—	—	—	—
Interest expense (income), net	25,753	(4)	178	—	25,927
Equity in earnings of investee	—	(1,141)	—	—	(1,141)
Income (loss) before income tax expense (benefit)	106,974	133,591	848	(132,727)	108,686
Income tax expense (benefit)(2)	—	1,943	(231)	—	1,712
Net income (loss)	$106,974	$131,648	$1,079	$(132,727)	$106,974
Statement of Comprehensive Income
Net income (loss)	$106,974	$131,648	$1,079	$(132,727)	$106,974
Total other comprehensive loss, net of tax	—	—	(588)	—	(588)
Total comprehensive income (loss)	$106,974	$131,648	$491	$(132,727)	$106,386
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

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consoliated
Statement of Income	(unaudited)
Net revenues	$—	$378,652	$7,825	$(367)	$386,110
Operating expenses (income)
Direct advertising expenses(1)	—	130,496	6,180	(367)	136,309
General and administrative expenses(1)	—	65,340	1,409	—	66,749
Corporate expenses(1)	—	16,918	211	—	17,129
Depreciation and amortization	—	60,751	486	—	61,237
Gain on disposition of assets	—	(1,304)	—	—	(1,304)
	—	272,201	8,286	(367)	280,120
Operating income (loss)	—	106,451	(461)	—	105,990
Equity in (earnings) loss of subsidiaries	(104,769)	—	—	104,769	—
Loss on extinguishment of debt	7,051	—	—	—	7,051
Interest expense (income), net	34,823	(92)	89	—	34,820
Income (loss) before income tax expense (benefit)	62,895	106,543	(550)	(104,769)	64,119
Income tax expense (benefit)(2)	—	1,449	(225)	—	1,224
Net income (loss)	$62,895	$105,094	$(325)	$(104,769)	$62,895
Statement of Comprehensive Income
Net income (loss)	$62,895	$105,094	$(325)	$(104,769)	$62,895
Total other comprehensive income, net of tax	—	—	330	—	330
Total comprehensive income (loss)	$62,895	$105,094	$5	$(104,769)	$63,225

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Nine Months Ended September 30, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$1,266,818	$27,326	$(1,317)	$1,292,827
Operating expenses (income)
Direct advertising expenses (1)	—	402,260	18,030	(1,317)	418,973
General and administrative expenses (1)	—	231,091	3,024	—	234,115
Corporate expenses (1)	—	62,897	1,151	—	64,048
Depreciation and amortization	—	202,660	3,011	—	205,671
Gain on disposition of assets	—	(1,774)	(148)	—	(1,922)
	—	897,134	25,068	(1,317)	920,885
Operating income	—	369,684	2,258	—	371,942
Equity in (earnings) loss of subsidiaries	(366,556)	—	—	366,556	—
Loss on extinguishment of debt	21,604	—	—	—	21,604
Interest expense (income), net	79,479	(30)	635	—	80,084
Equity in earnings of investee	—	(1,141)	—	—	(1,141)
Income (loss) before income tax expense	265,473	370,855	1,623	(366,556)	271,395
Income tax expense (2)	—	5,826	96	—	5,922
Net income (loss)	$265,473	$365,029	$1,527	$(366,556)	$265,473
Statement of Comprehensive Income
Net income (loss)	$265,473	$365,029	$1,527	$(366,556)	$265,473
Total other comprehensive loss, net of tax	—	—	(84)	—	(84)
Total comprehensive income (loss)	$265,473	$365,029	$1,443	$(366,556)	$265,389
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
Operating expenses (income)
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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$380,225	$584,251	$(26,729)	$(467,049)	$470,698
Cash flows from investing activities:
Acquisitions	—	(107,593)	—	—	(107,593)
Capital expenditures	—	(67,767)	(3,746)	—	(71,513)
Payment for investments in equity securities	—	(30,000)	—	—	(30,000)
Proceeds from disposition of assets and investments	—	5,761	—	—	5,761
Decrease in notes receivable	—	107	—	—	107
Investment in subsidiaries	(107,593)	—	—	107,593	—
Decrease (increase) in intercompany notes receivable	53,515	—	—	(53,515)	—
Net cash (used in) provided by investing activities	(54,078)	(199,492)	(3,746)	54,078	(203,238)
Cash flows from financing activities:
Proceeds received from revolving credit facility	25,000	—	—	—	25,000
Payment on revolving credit facility	(25,000)	—	—	—	(25,000)
Principal payments on long-term debt	—	(282)	—	—	(282)
Principal payments on financing leases	—	(998)	—	—	(998)
Proceeds received from note offering	550,000	—	—	—	550,000
Redemption of senior notes	(668,688)	—	—	—	(668,688)
Payment on accounts receivable securitization program	—	—	(67,500)	—	(67,500)
Proceeds received from accounts receivable securitization program	—	—	120,000	—	120,000
Debt issuance costs	(8,224)	—	(438)	—	(8,662)
Intercompany loan (payments) proceeds	—	(24,119)	(29,396)	53,515	—
Distributions to non-controlling interest	—	—	(82)	—	(82)
Dividends (to) from parent	(258,703)	(467,049)	—	467,049	(258,703)
Contributions from (to) parent	33,312	107,593	—	(107,593)	33,312
Net cash (used in) provided by financing activities	(352,303)	(384,855)	22,584	412,971	(301,603)
Effect of exchange rate changes in cash and cash equivalents	—	—	143	—	143
Net decrease in cash and cash equivalents	(26,156)	(96)	(7,748)	—	(34,000)
Cash and cash equivalents at beginning of period	110,588	1,732	8,749	—	121,069
Cash and cash equivalents at end of period	$84,432	$1,636	$1,001	$—	$87,069

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$310,395	$436,270	$4,949	$(419,181)	$332,433
Cash flows from investing activities:
Acquisitions	577	(29,324)	—	—	(28,747)
Capital expenditures	—	(42,792)	(1,841)	—	(44,633)
Proceeds from disposition of assets and investments	—	5,699	—	—	5,699
Investment in subsidiaries	(29,324)	—	—	29,324	—
(Increase) decrease in intercompany notes receivable	(57,807)	—	—	57,807	—
Net cash (used in) provided by investing activities	(86,554)	(66,417)	(1,841)	87,131	(67,681)
Cash flows from financing activities:
Proceeds received from revolving credit facility	725,000	—	—	—	725,000
Payment on revolving credit facility	(805,000)	—	—	—	(805,000)
Principal payments on long-term debt	—	(273)	—	—	(273)
Borrowings on long-term debt	—	8,750	—	—	8,750
Proceeds received from note offering	1,549,250	—	—	—	1,549,250
Payment on accounts receivable securitization program	—	—	(175,000)	—	(175,000)
Proceeds received from accounts receivable securitization program	—	—	122,500	—	122,500
Redemption of senior notes and senior subordinated notes	(1,058,596)	—	—	—	(1,058,596)
Proceeds received from senior credit facility term loans	598,500	—	—	—	598,500
Payments on senior credit facility term loans	(978,097)	—	—	—	(978,097)
Debt issuance costs	(32,667)	—	—	—	(32,667)
Intercompany loan proceeds (payments)	—	4,111	53,696	(57,807)	—
Distributions to non-controlling interest	—	—	(1,475)	—	(1,475)
Dividends (to) from parent	(211,624)	(419,181)	—	419,181	(211,624)
Contributions from (to) parent	36,492	29,324	—	(29,324)	36,492
Net cash (used in) provided by financing activities	(176,742)	(377,269)	(279)	332,050	(222,240)
Effect of exchange rate changes in cash and cash equivalents	—	—	(72)	—	(72)
Net increase (decrease) in cash and cash equivalents	47,099	(7,416)	2,757	—	42,440
Cash and cash equivalents at beginning of period	13,185	8,278	4,225	—	25,688
Cash and cash equivalents at end of period	$60,284	$862	$6,982	$—	$68,128

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
LAMAR ADVERTISING COMPANY
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2021 and 2020. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.
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
Impact of the COVID-19 Pandemic
The unprecedented and rapid spread of COVID-19 and the related government-imposed restrictions and social distancing measures implemented throughout the world negatively affected our business in 2020. During the nine months ended September 30, 2021, our business has generally improved as the economy has recovered. While some of our corporate, front office and sales workforce continues to work from home, a large majority have returned to their offices while adhering to the Centers for Disease Control and Prevention and state and local governmental guidelines and recommendations. The impacts of working from home have been minimal on productivity. Also, while working from home has minimally impacted our processes, there have been no material impacts to our internal control environment.
We continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.
Acquisitions and capital expenditures
Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash” for more information. During the nine months ended September 30, 2021, the Company completed acquisitions for a total cash purchase price of approximately $107.6 million. See Uses of Cash – Acquisitions for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total capital expenditures:
Billboard — traditional	$5,706	$678	$13,077	$8,701
Billboard — digital	15,140	2,620	37,841	19,422
Logos	2,898	1,853	7,465	5,398
Transit	564	817	1,774	2,672
Land and buildings	2,871	1,210	5,233	3,468
Operating equipment	2,918	1,181	6,123	4,972
Total capital expenditures	$30,097	$8,359	$71,513	$44,633
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
We define adjusted EBITDA as net income before income tax expense (benefit), interest expense (income), equity in earnings (loss) of investees, loss (gain) on extinguishment of debt and investments, stock-based compensation, depreciation and amortization, loss (gain) on disposition of assets and investments and capitalized contract fulfillment costs, net.
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
RESULTS OF OPERATIONS
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Net revenues increased $152.5 million or 13.4% to $1.29 billion for the nine months ended September 30, 2021 from $1.14 billion for the same period in 2020. This increase was primarily attributable to an increase in billboard net revenues of $153.7 million and an increase in transit net revenues of $2.2 million, offset by a decrease in logo net revenues of $3.4 million over the same period in 2020.
For the nine months ended September 30, 2021, there was a $156.5 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2020, which represents an increase of 13.8%. See “Reconciliations” below. The $156.5 million increase in revenue is primarily due to an increase of $151.1 million in billboard net revenues as well as an increase in transit net revenues of $5.1 million over the same period in 2020.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $29.1 million, or 4.2%, to $717.8 million for the nine months ended September 30, 2021 from $688.7 million for the same period in 2020. The $29.1 million increase over the prior year is comprised of a $17.6 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as an $11.5 million increase in stock-based compensation.
Depreciation and amortization expense increased $18.1 million to $205.7 million for the nine months ended September 30, 2021 as compared to $187.5 million for the same period in 2020. The increase is primarily due to the revision in the cost estimate included in the calculation of asset retirement obligations during the period.
For the nine months ended September 30, 2021, the Company recognized a gain on disposition of assets of $1.9 million primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased by $102.4 million to $371.2 million for the nine months ended September 30, 2021 as compared to $268.9 million for the same period in 2020.
The Company recognized a loss on debt extinguishment of $21.6 million during the nine months ended September 30, 2021, which is a $3.6 million decrease over the same period in 2020. The loss on debt extinguishment during the nine months ended September 30, 2021 relates to the early repayment of our 5 3/4% Senior Notes during the period.
Interest expense decreased $26.4 million for the nine months ended September 30, 2021 to $80.6 million as compared to $107.1 million for the nine months ended September 30, 2020. The decrease is primarily related to the Company’s debt transactions completed in 2020 and 2021, as well as a reduction in our senior credit facility interest rates.
Equity in earnings of investee was $1.1 million for the nine months ended September 30, 2021 as a result of the investment in Vistar Media that occurred in July 2021. There was no equity in earnings of investee for the nine months ended September 30, 2020.
The increase in operating income, as well as the decrease in interest expense and the decrease in loss on extinguishment of debt, resulted in an $133.5 million increase in net income before income taxes. The effective tax rate for the nine months ended September 30, 2021 was 2.2%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2021 of $264.8 million, as compared to net income of $134.7 million for the same period in 2020.
Reconciliations:
Because acquisitions occurring after December 31, 2019 have contributed to our net revenue results for the periods presented, we provide 2020 acquisition-adjusted net revenue, which adjusts our 2020 net revenue for the nine months ended September 30, 2020 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2021.
Reconciliations of 2020 reported net revenue to 2020 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2020 acquisition-adjusted net revenue to 2021 reported net revenue for the nine months ended September 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Reported net revenue	$1,292,827	$1,140,331
Acquisition net revenue	—	(3,958)
Adjusted totals	$1,292,827	$1,136,373
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$264,776	$134,680	$130,096	96.6%
Income tax expense	5,922	2,520	3,402
Loss on debt extinguishment	21,604	25,235	(3,631)
Interest expense (income), net	80,084	106,441	(26,357)
Equity in earnings of investee	(1,141)	—	(1,141)
Gain on disposition of assets	(1,922)	(4,823)	2,901
Depreciation and amortization	205,671	187,548	18,123
Capitalized contract fulfillment costs, net	(900)	1,036	(1,936)
Stock-based compensation expense	22,540	11,046	11,494
Adjusted EBITDA	$596,634	$463,683	$132,951	28.7%
Adjusted EBITDA for the nine months ended September 30, 2021 increased 28.7% to $596.6 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $155.3 million, offset by an increase in total general and administrative and corporate expenses of $18.5 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO
(in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$264,776	$134,680	$130,096	96.6%
Depreciation and amortization related to real estate	197,395	178,884	18,511
Gain from sale or disposal of real estate, net of tax	(1,712)	(4,422)	2,710
Adjustments for unconsolidated affiliates and non-controlling interest	(618)	456	(1,074)
FFO	$459,841	$309,598	$150,243	48.5%
Straight line expense	2,195	2,615	(420)
Capitalized contract fulfillment costs, net	(900)	1,036	(1,936)
Stock-based compensation expense	22,540	11,046	11,494
Non-cash portion of tax provision	1,178	(1,870)	3,048
Non-real estate related depreciation and amortization	8,276	8,664	(388)
Amortization of deferred financing costs	4,405	4,467	(62)
Loss on extinguishment of debt	21,604	25,235	(3,631)
Capital expenditures – maintenance	(32,697)	(17,616)	(15,081)
Adjustments for unconsolidated affiliates and non-controlling interest	618	(456)	1,074
AFFO	$487,060	$342,719	$144,341	42.1%
FFO for the nine months ended September 30, 2021 increased from $309.6 million in 2020 to $459.8 million for the same period in 2021, an increase of 48.5%. AFFO for the nine months ended September 30, 2021 increased 42.1% to $487.1 million as compared to $342.7 million for the same period in 2020. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Net revenues increased $90.8 million or 23.5% to $476.9 million for the three months ended September 30, 2021 from $386.1 million for the same period in 2020. This increase was primarily attributable to an increase in billboard and transit net revenues of $81.7 million and $9.1 million, respectively, over the same period in 2020.
For the three months ended September 30, 2021, there was a $90.0 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2020, which represents an increase of 23.3%. See "Reconciliations" below. The $90.0 million increase in revenue is primarily due to a $80.5 million and $9.7 million increase in billboard and transit net revenues, respectively.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $39.0 million, or 17.7%, to $259.3 million for the three months ended September 30, 2021 from $220.3 million in the same period in 2020. The $39.0 million increase over the prior year is comprised of a $30.8 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets and a $8.2 million increase in stock-based compensation.
Depreciation and amortization expense increased $23.1 million to $84.3 million for the three months ended September 30, 2021 as compared to $61.2 million for the same period in 2020. The increase is primarily due to the revision in the cost estimate included in the calculation of asset retirement obligations during the period.
For the three months ended September 30, 2021, the Company recognized a gain on disposition of assets of $0.03 million primarily resulting from transactions related to billboard locations.
Due to the above factors, operating income increased by $27.5 million to $133.3 million for the three months ended September 30, 2021 as compared to $105.9 million for the same period in 2020.

Interest expense decreased $8.9 million for the three months ended September 30, 2021 to $26.1 million as compared to $35.1 million for the three months ended September 30, 2020. The decrease is primarily related to the Company's debt transactions completed in 2020 and 2021, as well as a reduction in our senior credit facility interest rates.
Equity in earnings of investee was $1.1 million for the three months ended September 30, 2021 as a result of the investment in Vistar Media that occurred in July 2021. There was no equity in earnings of investee for the three months ended September 30, 2020.
The increase in operating income and decrease in interest expense resulted in a $44.6 million increase in net income before income taxes. The effective tax rate for the three months ended September 30, 2021 was 1.6%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the three months ended September 30, 2021 of $106.8 million, as compared to net income of $62.8 million for the same period in 2020.
Reconciliations
Because acquisitions occurring after December 31, 2019 have contributed to our net revenue results for the periods presented, we provide 2020 acquisition-adjusted net revenue, which adjusts our 2020 net revenue for the three months ended September 30, 2020 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2021.
Reconciliations of 2020 reported net revenue to 2020 acquisition-adjusted net revenue for the three months ended September 30, as well as a comparison of 2020 acquisition-adjusted net revenue to 2021 reported net revenue for the three months ended September 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Reported net revenue	$476,894	$386,110
Acquisition net revenue	—	771
Adjusted totals	$476,894	$386,881

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$106,838	$62,758	$44,080	70.2%
Income tax expense	1,712	1,224	488
Loss on debt extinguishment	—	7,051	(7,051)
Interest expense (income), net	25,927	34,820	(8,893)
Equity in earnings of investee	(1,141)	—	(1,141)
Gain on disposition of assets	(25)	(1,304)	1,279
Depreciation and amortization	84,299	61,237	23,062
Stock-based compensation expense	13,076	4,884	8,192
Adjusted EBITDA	$230,686	$170,670	$60,016	35.2%
Adjusted EBITDA for the three months ended September 30, 2021 increased 35.2% to $230.7 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $79.8 million, and was offset by an increase in total general and administrative and corporate expenses of $19.8 million, excluding the impact of stock-based compensation expense.
Net Income/FFO/AFFO
(in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Amount of Increase (Decrease)
	2021	2020
Net income	$106,838	$62,758	$44,080	70.2%
Depreciation and amortization related to real estate	81,580	58,431	23,149
Gain from sale or disposal of real estate, net of tax	83	(1,324)	1,407
Adjustments for unconsolidated affiliates and non-controlling interest	(903)	67	(970)
FFO	$187,598	$119,932	$67,666	56.4%
Straight line expense	466	882	(416)
Stock-based compensation expense	13,076	4,884	8,192
Non-cash portion of tax provision	(565)	(557)	(8)
Non-real estate related depreciation and amortization	2,720	2,806	(86)
Amortization of deferred financing costs	1,443	1,589	(146)
Loss on extinguishment of debt	—	7,051	(7,051)
Capital expenditures - maintenance	(13,094)	(3,124)	(9,970)
Adjustments for unconsolidated affiliates and non-controlling interest	903	(67)	970
AFFO	$192,547	$133,396	$59,151	44.3%
FFO for the three months ended September 30, 2021 increased from $119.9 million in 2020 to $187.6 million in 2021, an increase of 56.4%. AFFO for the three months ended September 30, 2021 increased 44.3% to $192.5 million as compared to $133.4 million for the same period in 2020. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized fulfillment costs, net) offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

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
Sources of Cash
Total Liquidity. As of September 30, 2021 we had $823.2 million of total liquidity, which is comprised of $87.6 million in cash and cash equivalents and $735.7 million of availability under the revolving portion of Lamar Media’s senior credit facility. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.
As of September 30, 2021 and December 31, 2020, the Company had a working capital deficit of $236.1 million and $167.3 million, respectively. The decrease in working capital of $68.8 million is primarily due to a decrease in cash and cash equivalents of $34.0 million as well as an increase of $52.3 million in current maturities of long-term debt due to the additional borrowings on the Accounts Receivable Securitization Program, offset by an increase in receivables, net of $21.8 million as of September 30, 2021.
Cash Generated by Operations. For the nine months ended September 30, 2021 and 2020, our cash provided by operating activities was $488.2 million and $361.5 million, respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2021 over the same period in 2020 primarily relates to an increase in revenues of $152.5 million. We expect to generate cash flows from operations during 2021 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. We believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.
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
As of September 30, 2021, there was $175.0 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability under the Accounts Receivable Securitization Program as of September 30, 2021. The Accounts Receivable Securitization Program will mature on July 21, 2024. On October 20, 2021, Lamar repaid $60.0 million of its outstanding balance under its Accounts Receivable Securitization Program. Currently, the Company has $115.0 million outstanding under the Accounts Receivable Securitization Program.
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
On June 21, 2021, the Company entered into a new equity distribution agreement (the "2021 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms. Under the terms of the 2021 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2021 Sales Agreement and may at any time suspend solicitations and offers under the 2021 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2021 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under this program from its inception through September 30, 2021.
Shelf Registration Statement. On August 6, 2018, the Company filed an automatically effective shelf registration statement (No. 333-226614) that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock which expired by its term in August 2021. On June 21, 2021, the Company filed a new automatically effective shelf registration statement (No. 333-257243) that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock on similar terms as the prior registration statement. During the nine months ended September 30, 2021, the Company did not issue any shares under either shelf registration.
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
The senior credit facility, as established by the Fourth Amended and Restated Credit Agreement (the “senior credit facility”), consists of (i) a $750.0 million senior secured revolving credit facility which will mature on February 6, 2025 (the “revolving credit facility”), (ii) a $600.0 million Term B loan facility (the “Term B loans”)  which will mature on February 6, 2027, and (iii) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to a pro forma secured debt ratio calculated as described under “Restrictions under Senior Credit Facility” of 4.50 to 1.00, as well as certain other conditions including lender approval. Lamar Media borrowed all $600.0 million in Term B loans on February 6, 2020. The entire amount of the Term B loans will be payable at maturity.
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
As of September 30, 2021 the aggregate balance outstanding under the senior credit facility was $600.0 million, consisting of $600.0 million in Term B loans aggregate principal balance and no outstanding borrowings under our revolving credit facility. Lamar Media had approximately $735.7 million of unused capacity under the revolving credit facility.
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
Factors Affecting Sources of Liquidity
Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers. We expect to generate cash flows from operations during 2021 in excess of our cash needs for operations, capital expenditures and dividends, as described herein, and we believe we have sufficient liquidity with cash on hand and availability under our revolving credit facility to meet our operating cash needs for the next twelve months.
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
Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At September 30, 2021 we were, and currently, we are, in compliance with all such tests under the senior credit facility.
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
Under the senior credit facility, as amended, “EBITDA” means, for any period, net income, plus (a) to the extent deducted in determining net income for such period, the sum determined without duplication and in accordance with GAAP, of (i) taxes, (ii) interest expense, (iii) depreciation, (iv) amortization, (v) any other non-cash income or charges accrued for such period, (vi) charges and expenses in connection with the senior credit facility, any actual or proposed acquisition, disposition or investment (excluding, in each case, purchases and sales of advertising space and operating assets in the ordinary course of business) and any actual or proposed offering of securities, incurrence or repayment of indebtedness (or amendment to any agreement relating to indebtedness), including any refinancing thereof, or recapitalization, (vii) any loss or gain relating to amounts paid or earned in cash prior to the stated settlement date of any swap agreement that has been reflected in operating income for such period), and (viii) any loss on sales of receivables and related assets to a securitization entity in connection with a permitted securitization financing, plus (b) the amount of cost savings, operating expense reductions and other operating improvements or synergies projected by Lamar Media in good faith to be realized as a result of any acquisition, investment, merger, amalgamation or disposition within 18 months of any such acquisition, investment, merger, amalgamation or disposition, net of the amount of actual benefits realized during such period from such action; provided, (a) the aggregate amount for all such cost savings, operating expense reductions and other operating improvements or synergies will not exceed an amount equal to 15% of EBITDA for the applicable four quarter period and (b) any such adjustment to EBITDA pursuant to this clause (b) may only take into account cost savings, operating expense reductions and other operating improvements or synergies that are (I) directly attributable to such acquisition, investment, merger, amalgamation or disposition, (II) expected to have a continuing impact on Lamar Media and its restricted subsidiaries and (III) factually supportable, in each case all as certified by the chief financial officer of Lamar Media) on behalf of Lamar Media, minus (c) to the extent included in net income for such period (determined without duplication and in accordance with GAAP) (i) any extraordinary and unusual gains or losses during such period, and (ii) the proceeds of any casualty events and dispositions. For purposes of this EBITDA definition, the effect thereon of any adjustments required under Statement of Financial Accounting Standards No. 141R will be excluded. If during any period for which EBITDA is being determined, we have consummated any acquisition or disposition, EBITDA will be determined on a pro forma basis as if such acquisition or disposition had been made or consummated on the first day of such period.
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
Uses of Cash
Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $71.5 million for the nine months ended September 30, 2021. We anticipate our 2021 total capital expenditures to be approximately $120.0 million.
Acquisitions. During the nine months ended September 30, 2021, the Company completed acquisitions for an aggregate purchase price of approximately $107.6 million, which were financed using available cash on hand and borrowings on the Accounts Receivable Securitization Program.
Investments. On July 12, 2021, Lamar acquired a minority stake in Vistar Media ("Vistar"), a leading global provider of programmatic technology for the digital out-of-home sector. Management believes that Lamar’s investment of $30.0 million will help Vistar strengthen its balance sheet, expand its research and development and extend its reach into new markets. Lamar received a seat on Vistar’s Board of Directors.
Note Redemption. On February 3, 2021, the Company redeemed in full all $650.0 million aggregate principal amount 5 3/4% Senior Notes due 2026. The 5 3/4% Senior Notes redemption was completed using the proceeds received from the 3 5/8% Senior Notes offering completed on January 22, 2021, together with cash on hand and borrowings under the revolving credit facility and Accounts Receivable Securitization Program. The notes were redeemed at a redemption price equal to 102.875% of the aggregate principal amount of the outstanding notes, plus accrued and unpaid interest to (but not including) the redemption date. During the nine months ended September 30, 2021, the Company recorded a loss on debt extinguishment of approximately $21.6 million related to the note redemption. See Sources of Cash- Note Offerings for more information.
Dividends. On February 25, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.75 per share, paid on March 31, 2021 to its stockholders of record of its Class A common stock and Class B common stock on March 22, 2021. On May 20, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.75 per share, paid on June 30, 2021 to its stockholders of record of its Class A common stock and Class B common stock on June 21, 2021. On September 7, 2021, the Company's Board of Directors declared a quarterly cash dividend of $1.00 per share, paid on September 30, 2021 to its stockholders of record of its Class A common stock and Class B common stock on September 20, 2021. Subject to approval of the Company's Board of Directors, the Company expects to declare a quarterly dividend of $1.00 per share of common stock for the upcoming fourth quarter 2021 distributions to stockholders.

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
Special Purpose Acquisition Company. On April 6, 2021, Lamar Partnering Corporation (“LPC”), a newly formed special purpose acquisition company and indirect wholly-owned subsidiary of the Company, filed a Registration Statement on Form S-1, with the Securities and Exchange Commission. Subject to market conditions, LPC’s proposed public offering is expected to have a base offering size of $300.0 million, or up to $345.0 million if the underwriters’ over-allotment is exercised in full. The Company, through an indirect wholly-owned subsidiary, would own approximately 20% of LPC’s issued and outstanding ordinary shares upon the consummation of the proposed offering. The Company intends to commit to acquire up to $100.0 million of forward purchase units in a forward purchase agreement that would close concurrently with LPC’s consummation of an initial business combination. As of September 30, 2021, the Company incurred $1.0 million in deferred offering costs related to the proposed offering, which is included in other assets on our Condensed Consolidated Balance Sheet.
Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of September 30, 2021. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
Off-Balance Sheet Arrangements
Our off-balance sheet commitments consist of guaranteed minimum payments to local transit municipalities and airport authorities for agreements which entitle us to rent advertising space to customers, in airports and on buses, benches or shelters.
Commitments and Contingencies
As of September 30, 2021, we had outstanding debt of approximately $2.84 billion. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under the senior credit facility. In addition, it has fixed commercial commitments. These commitments are detailed on a contractual basis as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Long-term debt	$2,837.4	$174.7	$0.8	$0.9	$2,661.0
Interest obligations on long-term debt(1)	729.4	101.1	202.1	187.5	238.7
Billboard site, transit and other operating and financing leases	1,656.2	238.9	390.7	276.8	749.8
Total payments due	$5,223.0	$514.7	$593.6	$465.2	$3,649.5
(1)    Interest rates on our variable rate instruments are assuming rates at the September 2021 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Revolving Bank Facility(2)	$750.0	$—	$—	$750.0	$—
Standby Letters of Credit(3)	$14.3	$11.8	$1.7	$0.8	$—
(2)    Lamar Media had no outstanding borrowings under the revolving credit facility as of September 30, 2021.
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
LAMAR MEDIA CORP.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and nine months ended September 30, 2021 and 2020. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.
RESULTS OF OPERATIONS
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Net revenues increased $152.5 million or 13.4% to $1.29 billion for the nine months ended September 30, 2021 from $1.14 billion for the same period in 2020. This increase was primarily attributable to an increase in billboard net revenues of $153.7 million and an increase in transit net revenues of $2.2 million, offset by a decrease in logo net revenues of $3.4 million over the same period in 2020.
For the nine months ended September 30, 2021, there was a $156.5 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2020, which represents an increase of 13.8%. See “Reconciliations” below. The $156.5 million increase in revenue is primarily due to an increase of $151.1 million in billboard net revenues as well as an increase in transit net revenues of $5.1 million over the same period in 2020.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $28.8 million, or 4.2%, to $717.1 million for the nine months ended September 30, 2021 from $688.4 million in the same period in 2020. The $28.8 million increase over the prior year is comprised of a $17.3 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as an $11.5 million increase in stock-based compensation.
Depreciation and amortization expense increased $18.1 million to $205.7 million for the nine months ended September 30, 2021 as compared to $187.5 million for the same period in 2020. The increase is primarily due to the revision in the cost estimate included in the calculation of asset retirement obligations during the period.
For the nine months ended September 30, 2021, Lamar Media recognized a gain on disposition of assets of $1.9 million, primarily resulting from transactions related to billboard locations and displays.
Due to the above factors, operating income increased by $102.7 million to $371.9 million for the nine months ended September 30, 2021 as compared to $269.2 million for the same period in 2020.
Lamar Media recognized a loss on debt extinguishment of $21.6 million for the nine months ended September 30, 2021, a $3.6 million decrease over the same period in 2020. The loss on debt extinguishment during the nine months ended September 30, 2021 relates to the early repayment of our 5 3/4% Senior Notes during the period.
Interest expense decreased $26.4 million for the nine months ended September 30, 2021 to $80.6 million as compared to $107.1 million for the nine months ended September 30, 2020. The decrease is primarily related to Lamar Media's debt transactions completed in 2020 and 2021, as well as a reduction in our senior credit facility interest rates.

Equity in earnings of investee was $1.1 million for the nine months ended September 30, 2021 as a result of the investment in Vistar Media that occurred in July 2021. There was no equity in earnings of investee for the nine months ended September 30, 2020.
The increase in operating income, as well as the decrease in interest expense and the decrease in loss on extinguishment of debt, resulted in an $133.8 million increase in net income before income taxes. The effective tax rate for the nine months ended September 30, 2021 was 2.2%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the nine months ended September 30, 2021 of $265.5 million, as compared to net income of $135.0 million for the same period in 2020.
Reconciliations:
Because acquisitions occurring after December 31, 2019 have contributed to our net revenue results for the periods presented, we provide 2020 acquisition-adjusted net revenue, which adjusts our 2020 net revenue for the nine months ended September 30, 2020 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2021.
Reconciliations of 2020 reported net revenue to 2020 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2020 acquisition-adjusted net revenue to 2021 reported net revenue for the nine months ended September 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Reported net revenue	$1,292,827	$1,140,331
Acquisition net revenue	—	(3,958)
Adjusted totals	$1,292,827	$1,136,373
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$265,473	$135,046	$130,427	96.6%
Income tax expense	5,922	2,520	3,402
Loss on debt extinguishment	21,604	25,235	(3,631)
Interest expense (income), net	80,084	106,441	(26,357)
Equity in earnings of investee	(1,141)	—	(1,141)
Gain on disposition of assets	(1,922)	(4,823)	2,901
Depreciation and amortization	205,671	187,548	18,123
Capitalized contract fulfillment costs, net	(900)	1,036	(1,936)
Stock-based compensation expense	22,540	11,046	11,494
Adjusted EBITDA	$597,331	$464,049	$133,282	28.7%
Adjusted EBITDA for the nine months ended September 30, 2021 increased 28.7% to $597.3 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $155.3 million, offset by an increase in total general and administrative and corporate expenses of $18.2 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO
(in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$265,473	$135,046	$130,427	96.6%
Depreciation and amortization related to real estate	197,395	178,884	18,511
Gain from sale or disposal of real estate, net of tax	(1,712)	(4,422)	2,710
Adjustments for unconsolidated affiliates and non-controlling interest	(618)	456	(1,074)
FFO	$460,538	$309,964	$150,574	48.6%
Straight line expense	2,195	2,615	(420)
Capitalized contract fulfillment costs, net	(900)	1,036	(1,936)
Stock-based compensation expense	22,540	11,046	11,494
Non-cash portion of tax provision	1,178	(1,870)	3,048
Non-real estate related depreciation and amortization	8,276	8,664	(388)
Amortization of deferred financing costs	4,405	4,467	(62)
Loss on extinguishment of debt	21,604	25,235	(3,631)
Capital expenditures – maintenance	(32,697)	(17,616)	(15,081)
Adjustments for unconsolidated affiliates and non-controlling interest	618	(456)	1,074
AFFO	$487,757	$343,085	$144,672	42.2%
FFO for the nine months ended September 30, 2021 increased from $310.0 million in 2020 to $460.5 million for the same period in 2021, an increase of 48.6%. AFFO for the nine months ended September 30, 2021 increased 42.2% to $487.8 million as compared to $343.1 million for the same period in 2020. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Net revenues increased $90.8 million or 23.5% to $476.9 million for the three months ended September 30, 2021 from $386.1 million for the same period in 2020. This increase was primarily attributable to an increase in billboard and transit net revenues of $81.7 million and $9.1 million, respectively, over the same period in 2020.
For the three months ended September 30, 2021, there was a $90.0 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2021, which represents an increase of 23.3%. See "Reconciliations" below. The $90.0 million increase in revenue is primarily due to a $80.5 million and $9.7 million increase in billboard and transit net revenues, respectively.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $39.0 million, or 17.7%, to $259.1 million for the three months ended September 30, 2021 from $220.2 million in the same period in 2020. The $39.0 million increase over the prior year is comprised of a $30.8 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $8.2 million increase in stock-based compensation.
Depreciation and amortization expense increased $23.1 million to $84.3 million for the three months ended September 30, 2021 as compared to $61.2 million for the same period in 2020. The increase is primarily due to the revision in the cost estimate included in the calculation of asset retirement obligations during the period.
For the three months ended September 30, 2021, Lamar Media recognized a gain on disposition of assets of $0.03 million, primarily resulting from transactions related to billboard locations.

Due to the above factors, operating income increased by $27.5 million to $133.5 million for the three months ended September 30, 2021 as compared to $106.0 million for the same period in 2020.
Interest expense decreased $8.9 million for the three months ended September 30, 2021 to $26.1 million as compared to $35.1 million for the three months ended September 30, 2020. The decrease is primarily related to Lamar Media's debt transactions completed in 2020 and 2021, as well as a reduction in our senior credit facility interest rates.
Equity in earnings of investee was $1.1 million for the three months ended September 30, 2021 as a result of the investment in Vistar Media that occurred in July 2021. There was no equity in earnings of investee for the three months ended September 30, 2020.
The increase in operating income and decrease in interest expense resulted in a $44.6 million increase in net income before income taxes. The effective tax rate for the three months ended September 30, 2021 was 1.6%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the three months ended September 30, 2021 of $107.0 million, as compared to net income of $62.9 million for the same period in 2020.
Reconciliations:
Because acquisitions occurring after December 31, 2019 have contributed to our net revenue results for the periods presented, we provide 2020 acquisition-adjusted revenue, which adjusts our 2020 net revenue for the three months ended September 30, 2021 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2021.
Reconciliations of 2020 reported net revenue to 2020 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2020 acquisition-adjusted net revenue to 2021 reported net revenue for the three months ended June 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Reported net revenue	$476,894	$386,110
Acquisition net revenue	—	771
Adjusted totals	$476,894	$386,881

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent of Increase (Decrease)
	2021	2020
Net income	$106,974	$62,895	$44,079	70.1%
Income tax expense	1,712	1,224	488
Loss on debt extinguishment	—	7,051	(7,051)
Interest expense (income), net	25,927	34,820	(8,893)
Equity in earnings of investee	(1,141)	—	(1,141)
Gain on disposition of assets	(26)	(1,304)	1,278
Depreciation and amortization	84,300	61,237	23,063
Stock-based compensation expense	13,076	4,884	8,192
Adjusted EBITDA	$230,822	$170,807	$60,015	35.1%
Adjusted EBITDA for the three months ended September 30, 2021 increased 35.1% to $230.8 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $79.8 million, and was offset by an increase in total general and administrative and corporate expenses of $19.8 million, excluding the impact of stock-based compensation expense.
Net Income/FFO/AFFO
(in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent of Increase (Decrease)
	2021	2020
Net income	$106,974	$62,895	$44,079	70.1%
Depreciation and amortization related to real estate	81,580	58,431	23,149
Gain from sale or disposal of real estate, net of tax	83	(1,324)	1,407
Adjustments for unconsolidated affiliates and non-controlling interest	(903)	67	(970)
FFO	$187,734	$120,069	$67,665	56.4%
Straight line expense	466	882	(416)
Stock-based compensation expense	13,076	4,884	8,192
Non-cash portion of tax provision	(565)	(557)	(8)
Non-real estate related depreciation and amortization	2,720	2,806	(86)
Amortization of deferred financing costs	1,443	1,589	(146)
Loss on extinguishment of debt	—	7,051	(7,051)
Capital expenditures - maintenance	(13,094)	(3,124)	(9,970)
Adjustments for unconsolidated affiliates and non-controlling interest	903	(67)	970
AFFO	$192,683	$133,533	$59,150	44.3%
FFO for the three months ended September 30, 2021 increased from $120.1 million in 2020 to $187.7 million in 2021, an increase of 56.4%. AFFO for the three months ended September 30, 2021 increased 44.3% to $192.7 million as compared to $133.5 million for the same period in 2020. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2021, and should be read in conjunction with Note 11 of the Notes to the Company’s Condensed Consolidated Financial Statements.
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
At September 30, 2021 there was approximately $773.7 million of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 26.9% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2021 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $9.8 million, and the weighted average interest rate applicable to these borrowings during 2021 was 1.4%. Assuming that the weighted average interest rate was 200 basis points higher (that is 3.4% rather than 1.4%), then the Company’s 2021 interest expense would have increased by approximately $11.2 million for the nine months ended September 30, 2021.
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

10.1
First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of July 2, 2021, among Lamar Media, the Company, Lamar Media’s subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A. and certain lenders party thereto Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on July 9, 2021 and incorporated herein by reference.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: November 3, 2021	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 3, 2021	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer