Form 10-K
period 2021-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2022-02-25
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 1-36756
__________________________
Lamar Advertising Company
__________________________
Commission File Number 1-12407
__________________________
Lamar Media Corp.
(Exact names of registrants as specified in their charters)
__________________________

Delaware	47-0961620
Delaware	72-1205791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5321 Corporate Blvd., Baton Rouge, LA	70808
(Address of principal executive offices)	(Zip Code)
Registrants’ telephone number, including area code: (225) 926-1000
SECURITIES OF LAMAR ADVERTISING COMPANY
REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value	LAMR	The NASDAQ Stock Market, LLC
SECURITIES OF LAMAR ADVERTISING COMPANY
REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
SECURITIES OF LAMAR MEDIA CORP.
REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None
SECURITIES OF LAMAR MEDIA CORP.
REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
___________________________________________
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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Media Corp. has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark if either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $8,936,171,502 based on $104.42 per share as reported at the close of trading on the NASDAQ Global Select Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.
As of June 30, 2021, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2022
Lamar Advertising Company Class A common stock, $0.001 par value per share	86,852,821 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	14,420,085 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 19, 2022 (Proxy Statement)	Part III
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
Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements: (i) the continued impact of the COVID-19 pandemic on our business, financial condition and results of operations and on general economic conditions, including inflationary pressures; (ii) the state of the economy and financial markets generally (including the impact caused by the COVID-19 pandemic) and their effects on the markets in which we operate and the broader demand for advertising; (iii) the levels of expenditures on advertising in general and outdoor advertising in particular; (iv) risks and uncertainties relating to our significant indebtedness; (v) the demand for outdoor advertising and its continued popularity as an advertising medium; (vi) our need for, and ability to obtain, additional funding for acquisitions, operations and debt refinancing; (vii) increased competition within the outdoor advertising industry; (viii) the regulation of the outdoor advertising industry by federal, state and local governments; (ix) our ability to renew expiring contracts at favorable rates; (x) the integration of businesses and assets that we acquire and our ability to recognize cost savings and operating efficiencies as a result of these acquisitions; (xi) our ability to successfully implement our digital deployment strategy; (xii) the market for our Class A common stock; (xiii) changes in accounting principles, policies or guidelines; (xiv) our ability to effectively mitigate the threat of and damages caused by hurricanes and other kinds of severe weather; (xv) our ability to maintain our status as a REIT; and (xvi) changes in tax laws applicable to REITs or in the interpretation of those laws.
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
Billboards. As of December 31, 2021, we owned and operated approximately 153,800 billboard advertising displays in 45 states and Canada. We rent most of our advertising space on two types of billboards: bulletins and posters.
•Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic.
•Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic.
In addition to traditional billboards, we also rent space on digital billboards, which are generally located on major traffic arteries and city streets. As of December 31, 2021, we owned and operated approximately 3,900 digital billboard advertising displays in 43 states and Canada.
Logo signs. We rent advertising space on logo signs located near highway exits.
•Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.
We are the largest provider of logo signs in the United States, operating 23 of the 26 privatized state logo sign contracts. As of December 31, 2021, we operated over 137,800 logo sign advertising displays in 23 states and the province of Ontario, Canada.
Transit advertising displays. We also rent advertising space on the exterior and interior of public transportation vehicles, in airport terminals, and on transit shelters and benches in over 80 markets. As of December 31, 2021, we operated approximately 46,600 transit advertising displays in 23 states and Canada.
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

OPERATING STRATEGIES
We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:
Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our tenants and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 77% of our outdoor net revenues for the year ended December 31, 2021, which management believes is higher than the industry average. We believe that the experience of our regional, territory and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 31 years. In an effort to provide high quality sales and service at the local level, we employed approximately 930 local account executives as of December 31, 2021. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of our central office, as well as our offices in other markets, in the event business opportunities or customers’ needs support such an allocation of resources.
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
In addition, we routinely invest in upgrading our existing displays and constructing new displays. Since January 1, 2012, we have invested approximately $1.1 billion in capitalized expenditures, which include improvements to our existing real estate portfolio and the construction of new locations. Our regular improvement and expansion of our advertising display inventory allows us to provide high quality service to our current tenants and to attract new tenants.
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
Reinvesting in capital expenditures including digital technology. We have a history of investing in capital expenditures, particularly in our digital platform. We spent approximately $126.1 million in total capital expenditures in fiscal year 2021, of which approximately $55.3 million was spent on digital technology. We expect our 2022 capitalized expenditures to be approximately $170.0 million.
CAPITAL ALLOCATION STRATEGY
The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital. To maintain our REIT status, we are required to distribute to our stockholders annually an amount equal to at least 90% of our REIT taxable income, excluding net capital gains. After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. During 2021, we generated $734.4 million of cash from operating activities, which was used to fund capital expenditures, acquisitions, dividends to our stockholders, and a portion of the expenses incurred in connection with financing transactions.
•Capital expenditures program. We will continue to reinvest in our existing assets and expand our outdoor advertising display portfolio through new construction. This includes growth and maintenance capital expenditures associated with the construction of new and existing billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.
•Acquisitions. We will seek to pursue strategic acquisitions of outdoor advertising businesses and assets. This includes acquisitions in our existing markets and in new markets where we can meet our return on investment criteria. When evaluating investments in new markets, our return on investment criteria reflects the additional risks inherent to the particular geographic area.
COMPANY OPERATIONS
Billboard Advertising
We rent most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2021, we owned and operated approximately 153,800 billboard advertising displays in 45 states and Canada.  In 2021, we derived approximately 76% of our billboard advertising net revenues from bulletin rentals and 24% from poster rentals.
Bulletins are large, advertising structures (the most common size is 14 feet high by 48 feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2021, we operated approximately 75,100 bulletin displays.
We generally rent individually-selected bulletin space to advertisers for the duration of the contract (ranging from 4 to 52 weeks). We also rent bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.
Posters are smaller advertising structures (the most common size is 11 feet high by 23 feet wide, or 253 square feet; we also operate junior posters, which are 5 feet high by 11 feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts onto the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2021, we operated approximately 78,700 poster displays.
We generally rent poster space for 4 to 26 weeks, determined by the advertiser’s campaign needs.  Posters are sold in packages of Target Rating Point (“TRP”) levels, which determine the percentage of a target audience an advertiser needs to reach.  A package may include a combination of poster locations in order to meet reach and frequency campaign goals.
In addition to the traditional static displays, we also rent digital billboards. Digital billboards are large electronic light emitting diode (“LED”) displays (the most common sizes are 14 feet high by 48 feet wide, or 672 square feet; 10.5 feet high by 36 feet wide, or 378 square feet; and 10 feet high by 21 feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds. At December 31, 2021, our inventory included over 3,900 digital display billboards in various markets. These 3,900 digital billboards generated approximately 30% of billboard advertising net revenue.
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

Logo Sign Advertising
We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 23 of the 26 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2021, we operated approximately 42,100 logo sign structures containing over 137,800 logo advertising displays in the United States and Canada.
We operate the logo sign contracts in the province of Ontario, Canada and in the following states:

Colorado	Georgia	Louisiana	Mississippi	Nebraska	New Jersey	South Carolina
Delaware	Kansas	Michigan	Missouri(1)	Nevada	New Mexico	Tennessee
Florida	Kentucky	Minnesota	Montana	New Hampshire	Ohio	Utah
					Oklahoma	Wisconsin

(1)The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.
We also operate the tourist oriented directional signing (“TODS”) programs for the states of Colorado, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, Ohio, South Carolina, Utah, and the province of Ontario, Canada, providing approximately 15,900 advertising displays.
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
State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the Company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our 24 logo sign contracts in place, in the United States and Canada, at December 31, 2021, five are subject to renewal or expiration in 2022.
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
Transit Advertising
We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. Transit contracts are generally with the local municipalities and airport authorities and allow us the exclusive right to rent advertising space to customers in airports and on buses, benches or shelters. The terms of the contracts vary but generally range between 3-15 years, many with renewable options for contract extension. We rent transit advertising displays in airport terminals and on bus shelters, benches and buses in over 80 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising tenants. As of December 31, 2021, we operated over 46,600 transit advertising displays in 23 states and Canada.
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
Although we primarily focus on small to mid-size markets where we can attain a strong market share, in each of our markets we compete against other providers of outdoor advertising and other types of media, including:
•Larger outdoor advertising providers, such as (i) Clear Channel Outdoor Holdings, Inc., which operates billboards, street furniture displays, transit displays and other out-of-home advertising displays and (ii) Outfront Media, Inc. (formerly CBS Outdoor), which operates traditional outdoor, street furniture and transit advertising properties.
•Broadcast and cable television, radio, print media, direct mail marketing, the internet, social media and applications used in conjunction with wireless devices.
•An increasing variety of out-of-home advertising media, such as advertising displays in shopping centers, malls, airports, stadiums, movie theaters, supermarkets and advertising displays on taxis, trains and buses.
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

	Percentage of Revenues for the year ended, December 31, 2021					Number of Displays for the year ended, December 31, 2021
Market	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Percentage of Total Displays
New York, NY	2.8%	2.6%	—	—	2.5%	973	68	—	—	1,041	0.3%
Pittsburgh, PA	2.0%	3.0%	0.6%	—	2.1%	2,894	60	339	—	3,293	0.9%
Las Vegas, NV	1.5%	2.0%	7.6%	—	1.9%	786	77	1,504	—	2,367	0.7%
Seattle, WA	2.1%	1.1%	2.5%	—	1.7%	1,621	19	2,012	—	3,652	1.0%
Gary, IN	1.7%	2.4%	—	—	1.7%	2,118	143	—	—	2,261	0.6%
Cleveland, OH	1.7%	2.1%	1.6%	—	1.7%	2,284	58	2,475	—	4,817	1.4%
San Bernardino, CA	1.5%	2.2%	1.8%	—	1.6%	643	50	1,102	—	1,795	0.5%
Nashville, TN	1.6%	2.3%	—	—	1.6%	2,168	71	—	—	2,239	0.6%
Dallas, TX	1.8%	0.9%	1.9%	—	1.5%	1,316	23	459	—	1,798	0.5%
Knoxville, TN	1.7%	0.9%	—	—	1.4%	2,376	48	—	—	2,424	0.7%
Raleigh, NC	1.6%	0.8%	—	—	1.3%	2,626	44	—	—	2,670	0.8%
Atlanta, GA	1.1%	2.4%	—	—	1.3%	765	75	—	—	840	0.2%
Richmond, VA	1.3%	1.9%	—	—	1.3%	1,277	46	—	—	1,323	0.4%
Reading, PA	1.1%	2.2%	—	—	1.3%	1,220	103	—	—	1,323	0.4%
Oklahoma City, OK	1.3%	1.2%	—	—	1.2%	2,094	37	—	—	2,131	0.6%
Hartford, CT	1.0%	2.0%	—	—	1.2%	849	49	38	—	936	0.3%
Phoenix, AZ	0.3%	2.4%	7.1%	—	1.2%	146	48	3,018	—	3,212	0.9%
Greenville-Spartanburg, SC	1.3%	1.2%	—	—	1.1%	1,870	49	—	—	1,919	0.5%
Indianapolis, IN	1.3%	1.0%	—	—	1.1%	2,227	22	—	—	2,249	0.6%
Birmingham, AL	1.1%	1.2%	0.5%	—	1.0%	1,506	35	318	—	1,859	0.5%
Baton Rouge, LA	1.1%	1.1%	—	—	1.0%	1,399	42	—	—	1,441	0.4%
Austin, TX	1.4%	0.3%	—	—	1.0%	914	7	—	—	921	0.3%
Providence, RI	1.0%	1.6%	—	—	1.0%	534	31	—	—	565	0.2%
Cincinnati, OH	0.9%	1.5%	—	—	1.0%	1,133	34	—	—	1,167	0.3%
All US Logo Programs*	—	—	—	90.9%	4.5%	—	—	—	142,817	142,817	40.4%
All Other United States	65.8%	59.7%	53.0%	—	60.2%	113,992	2,691	25,084	—	141,767	40.0%
All Other Canada*	—	—	23.4%	9.1%	1.6%	119	2	10,205	10,900	21,226	6.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	149,850	3,932	46,554	153,717	354,053	100.0%
Total Revenue (in millions)	$1,153.4	$460.1	$95.7	$78.2	$1,787.4
* Logo displays at December 31, 2021 include 15,886 displays related to the tourist oriented direction signing ("TODS") programs.
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
Our TRS assets and operations will continue to be subject, as applicable, to U.S. federal and state corporate income taxes. Furthermore, our assets and operations outside the United States will continue to be subject to foreign taxes in the jurisdictions in which those assets and operations are located. Net income from our TRSs will either be retained by our TRSs and used to fund their operations, or distributed to us, where it will be reinvested in our business or be available for distribution to Lamar Advertising’s stockholders. As of December 31, 2021, the annual revenue generated by our TRSs in the aggregate was approximately $180.6 million.

ADVERTISING TENANTS
Our tenant base is diverse. The table below sets forth the industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2021, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 73% of our billboard advertising net revenues in the year ended December 31, 2021. No individual tenant accounted for more than 2% of our billboard advertising net revenues in that period.

Categories	Percentage of Net Billboard Advertising Revenues
Service	13%
Health Care	12%
Restaurants	10%
Retailers	8%
Automotive	5%
Insurance	5%
Gaming	5%
Amusement — Entertainment/Sports	4%
Financial — Banks, Credit Unions	4%
Education	4%
Real Estate	3%
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
REAL ESTATE PORTFOLIO
Our management headquarters is located in Baton Rouge, Louisiana. We also own 125 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, we lease an additional 151 operating facilities at an aggregate lease expense for 2021 of approximately $8.8 million.
We own over 9,800 parcels of property beneath our advertising displays. As of December 31, 2021, we leased over 69,900 outdoor sites, accounting for an annualized lease expense of approximately $291.8 million. This amount represented approximately 18% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide us with renewal options. Our lease agreements generally permit us to use the land for the construction, repair and relocation of outdoor advertising displays, including all rights necessary to access and maintain the site. Approximately 74% of our leases will expire or be subject to renewal in the next 5 years, 17% will expire or be subject to renewal in 6 to 10 years and 9% thereafter. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

The following table illustrates the number of leased and owned sites by state as of December 31, 2021, which is sorted from greatest to least in number and percentage of leased sites. States in which we lease less than 2% of our portfolio are grouped in the category “All Other States and Canada”.

State	# of billboard leased sites	% of total	# of owned billboard sites	% of total
Texas	5,179	7.4%	1,015	10.3%
Pennsylvania	4,806	6.9%	1,586	16.1%
California	4,520	6.5%	151	1.5%
Ohio	4,143	5.9%	583	5.9%
North Carolina	3,915	5.6%	273	2.8%
Tennessee	3,021	4.3%	444	4.5%
Louisiana	2,950	4.2%	509	5.2%
Alabama	2,944	4.2%	501	5.1%
Georgia	2,600	3.7%	262	2.7%
Wisconsin	2,599	3.7%	337	3.4%
Florida	2,392	3.4%	423	4.3%
South Carolina	2,326	3.3%	140	1.4%
New York	2,100	3.0%	218	2.2%
Missouri	1,989	2.8%	272	2.8%
Indiana	1,932	2.8%	311	3.2%
Michigan	1,929	2.8%	271	2.7%
Mississippi	1,861	2.7%	396	4.0%
Oklahoma	1,721	2.5%	135	1.4%
Virginia	1,583	2.3%	174	1.8%
Illinois	1,474	2.1%	332	3.4%
All Other States and Canada	13,982	19.9%	1,526	15.3%
	69,966	100.0%	9,859	100.0%
CONTRACT EXPIRATIONS
We derive revenues primarily from renting advertising space to customers on our advertising displays. Our contracts with customers generally cover periods ranging from one week to one year and are generally billed every four weeks. Since contract terms are short-term in nature, we do not consider revenues by year of contract expiration to be meaningful.
HUMAN CAPITAL RESOURCES
Our People. We employed approximately 3,350 people as of December 31, 2021. Approximately 290 employees were engaged in overall management and general administration at our corporate headquarters in Baton Rouge, Louisiana, and the remainder, including approximately 930 local account executives, were employed in our operating offices.
Fifteen of our local offices employ billposters and construction personnel who are covered by collective bargaining agreements. We believe that our relationship with our employees, including our approximately 95 unionized employees, is favorable, and we have never experienced a strike or work stoppage.
As Lamar’s business continues to grow, so does the Company’s strong commitment to recruiting a work force with diverse talents, as well as to developing and retaining the successful members of our sales and management teams. Our 930 local account executives and approximately 170 local management employees have been with the Company for an average of 11 years. We regularly provide on-site training and remote sales training videos to enhance the skills of our sales and management team members.

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
Diversity and inclusion. We recognize that our organization grows stronger as we are able to draw on the skills of employees with a variety of backgrounds and life experiences, particularly as the audiences that we serve become more diverse. We want to embrace Lamar employees’ unique differences of race, gender and gender identity, religion, sexual orientation, ethnicity, nationality, socioeconomic status, language, ability, age, religious commitment, veteran status, or political perspective. As such, we are committed to cultivating a culture where all employees see the opportunity to show up to work as their most authentic selves.
As of December 31, 2021, approximately 36% of our work force was female and 16% of our employees identified themselves as minorities, while 33% of our Board of Directors was female and one of our nine directors was a member of a minority group.
We have established several initiatives aimed at further diversifying our work force, including establishing an alliance with a hiring network that helps bring us a more diverse pool of candidates and creating an internal women’s leadership network that provides our female leaders with tools and a supportive community to help them develop into senior-level managers. Our Executive Vice President of Human Resources, who also serves as our Chief Diversity Officer, is charged with providing training that reinforces our commitment to treat all of our employees with dignity and respect.
Health and wellness. Due to the continuing effects of the ongoing COVID-19 pandemic, we have maintained a number of health and safety precautions for our employees. These precautions include maintaining proper social distancing, mask requirements due to possible exposure, additional office cleaning and contact tracing in the event of a positive COVID-19 case. We also monitor updates from the Centers for Disease Control and Prevention and state and local government guidelines to ensure our health and safety precautions stay up to date.
INFLATION
In the last three years, inflation has not had a significant impact on our business. While we have recently seen and expect continued wage pressure and increased costs for capital expenditures, we cannot determine the exact impact inflation will have on our business. However, we believe any increases in costs will be mitigated by increases in advertising rates on our advertising displays.
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
The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2021, Lamar Advertising Company’s wholly owned subsidiary, Lamar Media, had approximately $3.01 billion of total debt outstanding, net of deferred financing costs, consisting of approximately $764.4 million in bank debt outstanding under Lamar Media’s senior credit facility, $2.07 billion in various series of senior notes, $174.4 million under the Accounts Receivable Securitization Program and $2.4 million in other seller notes. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility and Accounts Receivable Securitization Program allow Lamar Media to incur substantially more debt, including approximately $562.6 million available for borrowing under the revolving credit facility as of December 31, 2021.
The Company’s substantial debt and its use of cash flow from operations to make principal and interest payments on its debt may, among other things:
•make it more difficult for the Company to comply with the financial covenants in its senior credit facility and in its Accounts Receivable Securitization Program, which could result in a default and an acceleration of all amounts outstanding under the facility or under the Accounts Receivable Securitization Program;
•limit the cash flow available to fund the Company’s working capital, capital expenditures, acquisitions or other general corporate requirements;
•limit the Company’s ability to obtain additional financing to fund future dividend distributions, working capital, capital expenditures or other general corporate requirements;
•place the Company at a competitive disadvantage relative to those of its competitors that have less debt;
•force the Company to seek and obtain alternate or additional sources of funding, which may be unavailable, or may be on less favorable terms, or may require the Company to obtain the consent of lenders under its senior credit facility or the holders of its other debt;
•limit the Company’s flexibility in planning for, or reacting to, changes in its business and industry; and
•increase the Company’s vulnerability to general adverse economic and industry conditions.
Lamar Media has variable rate debt outstanding under the senior credit facility and its Accounts Receivable Securitization Program. Increases in the interest rates applicable to these borrowings would result in increased interest expense and a reduction in the Company's net income. Interest rates may increase as a result of macroeconomic factors outside of our control. In the event of an increase in interest rates, the Company may take actions to mitigate its exposure, however, it cannot guarantee that the actions that it takes to mitigate these risks will be effective.
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
The terms of Lamar Media’s senior credit facility and the indentures relating to Lamar Media’s outstanding notes restrict the ability of the Company and Lamar Media to, among other things:
•incur or repay debt;
•dispose of assets;
•create liens;
•make investments;
•enter into affiliate transactions; and
•pay dividends and make inter-company distributions.
At December 31, 2021, the terms of Lamar Media’s senior credit facility and of its Accounts Receivable Securitization Program also restrict the Company from exceeding a specified secured debt ratio.  Lamar Media is also subject to certain other financial covenants relating to the incurrence of additional debt. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of the specific financial ratio requirements under the senior credit facility.
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
As of December 31, 2021, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Executive Chairman, and Sean Reilly, the Company’s President and Chief Executive Officer, and their affiliates, owned in the aggregate approximately 15% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented approximately 63% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family and their affiliates the power to:
•elect the Company’s entire Board of Directors;
•control the Company’s management and policies; and
•determine the outcome of any corporate transaction or other matter requiring stockholder approval, including charter amendments, mergers, consolidations, financings and asset sales.
The Reilly family may have interests that are different than yours in making these decisions.

Risks Related to Our Business
The Company’s growth through acquisitions may be difficult, which could adversely affect our future financial performance. In addition, if we are unable to successfully integrate any completed acquisitions, our financial performance would also be adversely affected.
The Company has historically grown through acquisitions. During the year ended December 31, 2021, we completed acquisitions for a total cash purchase price of approximately $312.3 million.
The future success of our acquisition strategy could be adversely affected by many factors, including the following:
•the pool of suitable acquisition candidates is dwindling, and we may have a more difficult time negotiating acquisitions on favorable terms;
•we may face increased competition for acquisition candidates from other outdoor advertising companies, some of which may have greater financial resources than we do, which may result in higher prices for those businesses and assets;
•we may not have access to the capital needed to finance potential acquisitions and may be unable to obtain any required consents from our current lenders to obtain alternate financing;
•compliance with REIT requirements may hinder our ability to make certain investments and may limit our acquisition opportunities;
•we may be unable to integrate acquired businesses and assets effectively with our existing operations and systems as a result of unforeseen difficulties that could divert significant time, attention and effort from management that could otherwise be directed at developing existing business;
•we may be unable to retain key personnel of acquired businesses;
•we may not realize the benefits and cost savings anticipated in our acquisitions; and
•as the industry consolidates further, larger mergers and acquisitions may face substantial scrutiny under antitrust laws.
These obstacles to our opportunistic acquisition strategy may have an adverse effect on our future financial results.
The Company could suffer losses due to asset impairment charges for goodwill and other intangible assets.
The Company tested goodwill for impairment on December 31, 2021. Based on the Company’s review at December 31, 2021, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or both of our reporting units is below the carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350 “Goodwill and Other Intangible Assets” and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.
The Company’s logo sign contracts are subject to state award and renewal.
In 2021, the Company generated approximately 4% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against other national logo sign providers as well as numerous smaller local logo sign providers. As a logo sign provider, the Company incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the Company as a logo sign provider for early termination. At the end of the contract term, the Company, as a logo sign provider, transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.
Of the Company’s 24 logo sign contracts in place at December 31, 2021, five are subject to renewal or expiration in 2022. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.

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
Provisions of the Lamar Advertising charter, the Lamar Advertising bylaws and applicable provisions of Delaware law may make it more difficult for or prevent a third party from acquiring control of Lamar Advertising without the approval of the Board of Directors. These provisions:
•impose restrictions on ownership and transfer of Lamar Advertising common stock that are intended to facilitate the Company’s compliance with certain REIT rules relating to share ownership;
•limit who may call a special meeting of stockholders;
•establish advance notice and informational requirements and time limitations on any director nomination or proposal that a stockholder wishes to make at a meeting of stockholders;
•do not permit cumulative voting in the election of its directors, which would otherwise permit less than a majority of stockholders to elect directors; and
•provide the Board of Directors the ability to issue additional classes and shares of preferred stock and to set voting rights, preferences and other terms of the preferred stock without stockholder approval.
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
Additionally, the occurrence of any of the following external events could further depress the Company’s revenues:
•a widespread reallocation of advertising expenditures to other available media by significant renters of the Company’s displays; and

•a decline in the amount spent on advertising in general or outdoor advertising in particular.
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
Pandemics or disease outbreaks, such as COVID-19, have affected and may materially affect our business, results of operations and financial condition in the future.
Any outbreaks of contagious diseases and other adverse public health developments could have a significant adverse effect on our business, results of operations and financial condition. The outbreak of COVID-19 in 2020 resulted in the implementation of significant governmental measures to control the spread of the virus. Such restrictions had an adverse impact on the audience for out-of-home advertising in certain jurisdictions. The restrictions also negatively affected the financial condition of numerous advertising customer segments, and caused certain of our advertisers to decrease or eliminate the amount they spend on advertising. The Company’s business was adversely effected as a result.
While economic conditions and the Company’s business have improved significantly as compared to the onset of the COVID-19 pandemic, the continuing effects of the pandemic are unknown. Future COVID-19 variants may cause disruptions in our industry. Additionally, macro-economic factors related to the ongoing pandemic, like inflation and overall market volatility, may negatively impact our business and financial results, and heighten many of the other risks described in this “Risk factors” section.
Our business and operations could suffer in the event of cybersecurity breaches and we may incur significant legal and financial exposure.
The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, has generally increased and become more sophisticated over time. Although we have implemented physical and electronic security measures designed to protect against the loss, misuse and alteration of our websites, digital assets, proprietary business information and any personal identifiable information (“PII”) that we collect, no security measures are impenetrable and we and outside parties we interact with may be unable to anticipate or prevent unauthorized access. A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. An increase in the number of our employees and outside parties with which we do business working remotely may increase the risk of a cybersecurity incident, which has required us to modify our security measures.
If an actual or perceived breach of our security were to occur, proprietary or competitive information may be misappropriated, and we could experience disruptions in our business operations, information processes and internal controls. In addition, the public perception of the effectiveness of our security measures may be harmed and adversely affect our competitive position. In the event of a security breach, we could suffer significant legal and financial exposure in connection with remediation efforts, investigations and legal proceedings, which could lead to the need for additional resources in our security and system protection measures.
We have been and expect to continue to be the target of fraudulent activities and security breaches; however, to date they have not had a material impact on our business, results of operations or financial condition.
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
If, in any taxable year, Lamar Advertising fails to qualify for taxation as a REIT, and is not entitled to relief under the Code:
•it will not be allowed a deduction for distributions to its stockholders in computing its taxable income;

•it and its subsidiaries, including Lamar Media, will be subject to applicable federal and state income tax, including any applicable state-level alternative minimum tax, on its taxable income at regular corporate rates; and
•it would be disqualified from REIT tax treatment for the four taxable years following the year during which it was so disqualified.
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

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from non-REIT corporations.

Qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at reduced rates. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning before January 1, 2026, non-corporate taxpayers may generally deduct 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate may still be higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of the stock of REITs, including our stock.

Gain on disposition of assets deemed held for sale in the ordinary course of business is subject to 100% tax.

If we sell any of our assets, the IRS may determine that the sale is a disposition of an asset held primarily for sale to customers in the ordinary course of a trade or business. Gain from this kind of sale will generally be subject to a 100% tax. Whether an asset is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances of the sale. Although we will attempt to comply with the terms of safe-harbor provisions in the Internal Revenue Code prescribing when asset sales will not be so characterized, we cannot assure you that we will be able to do so.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our management headquarters is located in Baton Rouge, Louisiana. We also own 125 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 151 operating facilities at an aggregate lease expense for 2021 of approximately $8.8 million.
We own over 9,800 parcels of property beneath our outdoor advertising structures. As of December 31, 2021, we leased over 69,900 active outdoor sites, accounting for a total annual lease expense of approximately $291.8 million. This amount represented approximately 18% of billboard advertising net revenues for the year ended December 31, 2021. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.
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

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the NASDAQ Global Select Market under the symbol “LAMR.” As of December 31, 2021, the Class A common stock was held by 87 stockholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.
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
Issuer Purchases of Equity Securities
On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of December 31, 2021. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
The following table sets forth shares of Class A common stock withheld by the Company to satisfy withholding obligations arising in connection with stock awards to employees:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2021	2,391	$116.86	—	$250,000,000
November 1 through November 30, 2021	—	—	—	$250,000,000
December 1 through December 31, 2021	—	—	—	$250,000,000
Total	2,391	$116.86
ITEM 6.    [RESERVED]

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
LAMAR ADVERTISING COMPANY
The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2021 and 2020. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
Discussion of our results of operations for the years ended December 31, 2020 and 2019 can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Impact of the COVID-19 Pandemic
The unprecedented and rapid spread of COVID-19 and the related government-imposed restrictions and social distancing measures implemented throughout the world negatively affected our business in 2020. During the year ended December 31, 2021, our business has generally improved as the economy has recovered. While some of our corporate, front office and sales workforce continue to work from home, a large majority have returned to their offices while adhering to the Centers for Disease Control and Prevention and state and local governmental guidelines and recommendations. The impacts of working from home have been minimal on productivity. Also, while working from home has minimally impacted our processes, there have been no material impacts to our internal control environment.
We continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.
Acquisitions and capital expenditures
Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under the senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources- Sources of Cash,” for more information. During the year ended December 31, 2021, the Company completed multiple acquisitions for a total cash purchase price of approximately $312.3 million.  See “Uses of Cash-Acquisitions,” for more information.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past two years:

	2021	2020
	(In thousands)
Billboard — Traditional	$31,894	$11,131
Billboard — Digital	55,285	22,618
Logos	12,926	13,108
Transit	2,514	3,212
Land and buildings	14,077	6,303
PP&E	9,394	5,900
Total capital expenditures	$126,090	$62,272
We expect our 2022 capital expenditures to be approximately $170.0 million.
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
We define adjusted EBITDA as net income before income tax expense (benefit), interest expense (income), equity in (earnings) loss of investee, loss (gain) on extinguishment of debt and investments, stock-based compensation, depreciation and amortization, gain or loss on disposition of assets and investments, and capitalized contract fulfillment costs, net.
FFO is defined as net income before gains or losses from the sale or disposal of real estate assets and investments and real estate related depreciation and amortization and including adjustments to eliminate unconsolidated affiliates and non-controlling interest.
We define AFFO as FFO before (i) straight-line income and expense; (ii) capitalized contract fulfillment costs, net, (iii) stock-based compensation expense; (iv) non-cash portion of tax expense (benefit); (v) non-real estate related depreciation and amortization; (vi) amortization of deferred financing costs, (vii) loss on extinguishment of debt; (viii) non-recurring infrequent or unusual losses (gains); (ix) less maintenance capital expenditures; and (xi) an adjustment for unconsolidated affiliates and non-controlling interest.
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
RESULTS OF OPERATIONS
The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net revenues	100.0%	100.0%
Operating expenses:
Direct advertising expenses	32.3%	35.5%
General and administrative expenses	18.3%	18.3%
Corporate expenses	5.2%	4.5%
Depreciation and amortization	15.2%	16.0%
Operating income	29.2%	26.1%
Loss on extinguishment of debt	1.2%	1.6%
Interest expense	6.0%	8.8%
Income tax expense	0.5%	0.3%
Net income	21.7%	15.5%
Year ended December 31, 2021 compared to Year ended December 31, 2020
Net revenues increased $218.5 million or 13.9% to $1.79 billion for the year ended December 31, 2021 from $1.57 billion for the same period in 2020. This increase was primarily attributable to an increase in billboard and transit net revenues of $210.3 million and $13.0 million, respectively, offset by a decrease in logo net revenues of $4.8 million over the prior year.
Net revenues for the year ended December 31, 2021, as compared to acquisition-adjusted net revenues for the comparable period in 2020, increased $217.0 million, or 13.8%. The $217.0 million increase in net revenues is primarily due to a $202.9 million and $15.1 million increase in billboard and transit net revenues, respectively, over the prior year. The increase in billboard and transit net revenues was slightly offset by a decrease of $0.9 million in logo net revenues. See “Reconciliations” below.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $80.6 million, or 8.8% to $997.0 million for the year ended December 31, 2021 from $916.5 million in the same period in 2020. The $80.6 million increase over the prior year is primarily comprised of an increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) of $62.0 million primarily related to an increase in our variable billboard lease costs and transit and airport franchise costs, as well as increases in our workforce.
Depreciation and amortization expense increased $20.0 million to $271.3 million for the year ended December 31, 2021 as compared to $251.3 million for the same period in 2020. The increase is primarily due to the revision in the cost estimate included in the calculation of asset retirement obligations during the period.

For the year ended December 31, 2021, the Company recognized a gain on disposition of assets of $2.1 million as compared to a gain on disposition of assets of $9.0 million for the same period in 2020. The gain on disposition of assets for the year ended December 31, 2021 was primarily from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased $111.1 million to $521.2 million for the year ended December 31, 2021 compared to $410.1 million for the same period in 2020.
During the year ended December 31, 2021, the Company recorded a $21.6 million loss on debt extinguishment related to Lamar Media's repayment of its 5 3/4% Senior Notes.
Interest expense decreased $31.2 million for the year ended December 31, 2021 to $106.4 million as compared to $137.6 million for the year ended December 31, 2020. The decrease in interest expense is primarily related to the Company’s debt transactions completed in 2020 and 2021.
Equity in earnings of investee was $3.4 million for the year ended December 31, 2021 as a result of the investment in Vistar Media that occurred in July 2021. There was no equity in earnings of investee for the year ended December 31, 2020.
The increase in operating income, as well as the decrease in interest expense and the decrease in loss on extinguishment of debt over the comparable period in 2020, resulted in a $149.3 million increase in net income before income taxes.
The Company recorded income tax expense of $9.3 million for the year ended December 31, 2021 as compared to income tax expense of $4.7 million for the same period in 2020. The $9.3 million tax expense equates to an effective tax rate for the year ended December 31, 2021 of approximately 2.3%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT.
As a result of the above factors, the Company recognized net income for the year ended December 31, 2021 of $388.1 million, as compared to net income of $243.4 million for the same period in 2020.
Reconciliations:
Because acquisitions occurring after December 31, 2019 have contributed to our net revenue results for the periods presented, we provide 2020 acquisition-adjusted net revenue, which adjusts our 2020 net revenue for the year ended December 31, 2020 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2021.
Reconciliations of 2020 reported net revenue to 2020 acquisition-adjusted net revenue for the year ended December 31, 2020 as well as a comparison of 2020 acquisition-adjusted net revenue to 2021 reported net revenue for the year ended December 31, 2021, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2021	2020
	(in thousands)
Reported net revenue	$1,787,401	$1,568,856
Acquisition net revenue	—	1,524
Adjusted totals	$1,787,401	$1,570,380

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$388,090	$243,386	$144,704	59.5%
Income tax expense	9,256	4,660	4,596
Loss on extinguishment of debt	21,604	25,235	(3,631)
Interest expense (income), net	105,621	136,826	(31,205)
Equity in earnings of investee	(3,384)	—	(3,384)
Gain on disposition of assets	(2,115)	(9,026)	6,911
Depreciation and amortization	271,294	251,296	19,998
Capitalized contract fulfillment costs, net	(445)	387	(832)
Stock-based compensation expense	37,368	18,772	18,596
Adjusted EBITDA	$827,289	$671,536	$155,753	23.2%
Adjusted EBITDA for the year ended December 31, 2021 increased 23.2% to $827.3 million. The increase in adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $198.9 million, and was partially offset by an increase in general and administrative and corporate expenses of $43.1 million, excluding the impact of stock-based compensation expense.
Net Income/FFO/AFFO
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$388,090	$243,386	$144,704	59.5%
Depreciation and amortization related to real estate	259,933	238,932	21,001
Gain from sale or disposal of real estate, net of tax	(1,865)	(5,790)	3,925
Adjustments for unconsolidated affiliates and non-controlling interest	(2,756)	629	(3,385)
FFO	$643,402	$477,157	$166,245	34.8%
Straight-line expense	2,443	3,597	(1,154)
Capitalized contract fulfillment costs, net	(445)	387	(832)
Stock-based compensation expense	37,368	18,772	18,596
Non-cash portion of tax provision	1,574	(797)	2,371
Gain from one-time sale of non-real estate assets	—	(3,197)	3,197
Non-real estate related depreciation and amortization	11,361	12,364	(1,003)
Amortization of deferred financing costs	5,877	5,909	(32)
Loss on extinguishment of debt	21,604	25,235	(3,631)
Capital expenditures – maintenance	(58,196)	(24,028)	(34,168)
Adjustments for unconsolidated affiliates and non-controlling interest	2,756	(629)	3,385
AFFO	$667,744	$514,770	$152,974	29.7%
FFO for the year ended December 31, 2021 was $643.4 million as compared to FFO of $477.2 million for the same period in 2020. AFFO for the year ended December 31, 2021 increased 29.7% to $667.7 million as compared to $514.8 million for the same period in 2020. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net), partially offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).
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
Sources of Cash
Total Liquidity. As of December 31, 2021 we had $662.4 million of total liquidity, which is comprised of $99.8 million in cash and cash equivalents and $562.6 million of availability under the revolving portion of the senior credit facility. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility, and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.
As of December 31, 2021 and 2020, the Company had a working capital deficit of $274.4 million and $167.3 million, respectively. The working capital deficit for the year ended December 31, 2021 is primarily related to $198.3 million in current operating lease liabilities which has a corresponding right of use asset recorded in long term assets. We expect to have enough cash on hand and availability under our revolving credit facility to meet our operating needs for the next twelve months.
Cash Generated by Operations. For the years ended December 31, 2021, 2020 and 2019 our cash provided by operating activities was $734.4 million, $569.9 million and $630.9 million, respectively. The increase in cash provided by operating activities for the year ended December 31, 2021 over the same period in 2020 relates to an increase in revenues offset by an increase in operating expenses (excluding depreciation and amortization). We expect to generate cash flows from operations during 2022 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.
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
As of December 31, 2021, there was $175.0 million of outstanding aggregate borrowings under the Accounts Receivable Securitization Program at a borrowing rate of approximately 1.1%. Lamar Media has no additional availability under the Accounts Receivable Securitization Program as of December 31, 2021. The Accounts Receivable Securitization Program will mature on July 21, 2024.
“At-the-Market” Offering Program. On May 1, 2018, the Company entered into an equity distribution agreement (the “Sales Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities LLC and SunTrust Robinson Humphrey, Inc. as our sales agents. Under the terms of the Sales Agreement, the Company could have, from time to time, issued and sold shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the sales agents as either agents or principals. The Sales Agreement expired by its terms on May 1, 2021. The Company did not issue any shares under this program in 2020 and 2021.
On June 21, 2021, the Company entered into a new equity distribution agreement (the "2021 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms. Under the terms of the 2021 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2021 Sales Agreement and may at any time suspend solicitations and offers under the 2021 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2021 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under this program from its inception through December 31, 2021.
Shelf Registration Statement. On August 6, 2018, we filed an automatically effective shelf registration statement (No. 333-226614) that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock which expired by its term in August 2021. On June 21, 2021, the Company filed a new automatically effective shelf registration statement (No. 333-257243) that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock on similar terms as the prior registration statement. During the year ended December 31, 2021, the Company did not issue any shares under either shelf registration.
Credit Facilities. On February 6, 2020, Lamar Media entered into a Fourth Amended and Restated Credit Agreement (the “Fourth Amended and Restated Credit Agreement”) with certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto, under which the parties agreed to amend and restate Lamar Media’s existing senior credit facility. The Fourth Amended and Restated Credit Agreement amended and restated the Third Amended and Restated Credit Agreement dated as of May 15, 2017.
On July 2, 2021, Lamar Media entered into Amendment No. 1 (the "Amendment"), to the Fourth Amended and Restated Credit Agreement. The Amendment amends the definition of "Subsidiary" to exclude each of Lamar Partnering Sponsor LLC and Lamar Partnering Corporation and any of their subsidiaries (collectively, the "Lamar Partnering Entities") such that, after the giving effect to the Amendment, none of the Lamar Partnering Entities are subject to the Fourth Amended and Restated Credit Agreement covenants and reporting requirements, but any investment by Lamar Media in any of the Lamar Partnering Entities would be subject to the Fourth Amended and Restated Credit Agreement covenants. The Amendment also amends the definition of "EBITDA" to replace the existing calculation with a net income-based calculation, which excludes the income of non-Subsidiary entities such as the Lamar Partnering Entities, except to the extent that income of such entities is received by Lamar Media in the form of dividends or distributions.
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
As of December 31, 2021, the aggregate balance outstanding under the senior credit facility was $775.0 million, consisting of $600.0 million in Term B loans aggregate principal balance and $175.0 million outstanding borrowings under our revolving credit facility. Lamar Media had approximately $562.6 million of unused capacity under the revolving credit facility.
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
Factors Affecting Sources of Liquidity
Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers. We expect to generate cash flows from operations during 2022 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.
Credit Facilities and Other Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to the senior credit facility, its outstanding debt securities and its Accounts Receivable Securitization Program.
Restrictions under Debt Securities. As of December 31, 2021, Lamar Media has outstanding all of the 3 3/4% Senior Notes, the 4% Senior Notes, the 4 7/8% Senior Notes and the 3 5/8% Senior Notes.
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
Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At December 31, 2021 we were, and currently, we are in compliance with all such tests under the senior credit facility.
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
Lamar Media is also restricted from incurring additional unsecured senior indebtedness under certain circumstances unless, after giving effect to the incurrence of such indebtedness, Lamar Media would have a total debt ratio, defined as (x) total consolidated debt (including subordinated debt) of Lamar Advertising, Lamar Media and its restricted subsidiaries as of any date minus the lesser of (i) $150.0 million and (ii) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries (other than the Special Purpose Subsidiaries) to (y) EBITDA, as defined below, for the most recent four fiscal quarters then ended, of less than 7.0 to 1.0.
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
Under the senior credit facility, "net income" means for any period, the consolidated net income (or loss) of Lamar Advertising, Lamar Media, and its restricted subsidiaries, determined on a consolidated basis in accordance with GAAP; provided that the following is excluded from net income: (a) the income (or deficit) of any person accrued prior to the date it becomes a restricted subsidiary or is merged into or consolidated with Lamar Advertising, Lamar Media or any of its restricted subsidiaries, and (b) the income (or deficit) of any person (other than any of our restricted subsidiaries) in which Lamar Advertising, Lamar Media or any of its subsidiaries has an ownership interest, except to the extent that any such income is received by Lamar Advertising, Lamar Media or any of its restricted subsidiaries in the form of dividends or similar distributions.
The Company believes that its current level of cash on hand, availability under the senior credit facility and future cash flows from operations are sufficient to meet its operating needs for the next twelve months. All debt obligations are reflected on the Company’s balance sheet.
Restrictions under Accounts Receivable Securitization Program. The agreements governing the Accounts Receivable Securitization Program contain customary representations and warranties, affirmative and negative covenants, and termination event provisions, including but not limited to those providing for the acceleration of amounts owed under the Accounts Receivable Securitization Program if, among other things, the Special Purpose Subsidiaries fail to make payments when due, Lamar Media, the Subsidiary Originators or the Special Purpose Subsidiaries become insolvent or subject to bankruptcy proceedings or certain judicial judgments, breach certain representations and warranties or covenants or default under other material indebtedness, a change of control occurs, or if Lamar Media fails to maintain the maximum secured debt ratio of 4.5 to 1.0 required under the senior credit facility.
Uses of Cash
Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $126.1 million for the year ended December 31, 2021. We anticipate our 2022 total capital expenditures will be approximately $170.0 million.
Acquisitions. During the year ended December 31, 2021, the Company completed 45 acquisitions for a total cash purchase price of approximately $312.3 million. The acquisitions occurring during the year ended December 31, 2021 were financed using available cash on hand, borrowings under the revolving credit facility and borrowings on the Accounts Receivable Securitization Program.
Investments. On July 12, 2021, Lamar acquired a minority stake in Vistar Media ("Vistar"), a leading global provider of programmatic technology for the digital out-of-home sector. Management believes that Lamar's investment of $30.0 million will help Vistar strengthen its balance sheet, expand its research and development and extend its reach into new markets. Lamar received a seat on Vistar's Board of Directors.
Note Redemption. On February 3, 2021, the Company redeemed in full all $650.0 million aggregate principal amount 5 3/4% Senior Notes due 2026. The 5 3/4% Senior Notes redemption was completed using the proceeds received from the 3 5/8% Senior Notes offering completed on January 22, 2021, together with cash on hand and borrowings under the revolving credit facility and Accounts Receivable Securitization Program. The notes were redeemed at a redemption price equal to 102.875% of the aggregate principal amount of the outstanding notes, plus accrued and unpaid interest to (but not including) the redemption date. During the year ended December 31, 2021, the Company recorded a loss on debt extinguishment of $21.6 million related to the note redemption. See Sources of Cash- Note Offerings for more information.
Dividends. During the year ended December 31, 2021, the Company declared and paid distributions of $404.8 million, or $4.00 per share of common stock. During the year ended December 31, 2020, the Company declared and paid distributions of $251.9 million, or $2.50 per share of common stock. On February 24, 2022, the Company’s Board of Directors approved a dividend of $1.10 per common share to be paid on March 31, 2022. Subject to the approval of the Company’s Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2022 will be $4.40 per common share, including the dividend payable on March 31, 2022.

As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs, the impact of COVID-19 on the Company's operations and other factors that the Board of Directors may deem relevant.
Special Purpose Acquisition Company. On April 6, 2021, Lamar Partnering Corporation ("LPC"), a newly formed special purpose acquisition company and indirect wholly-owned subsidiary of the Company, filed a Registration Statement on Form S-1, with the Securities and Exchange Commission. Subject to market conditions, LPC's proposed public offering is expected to have a base offering size of $300.0 million, or up to $345.0 million if the underwriters' over-allotment is exercised in full. The Company, through an indirect wholly-owned subsidiary, would own approximately 20% of LPC's issued and outstanding ordinary shares upon the consummation of the proposed offering. The Company intends to commit to acquire up to $100.0 million of forward purchase units in a forward purchase agreement that would close concurrently with LPC's consummation of an initial business combination. As of December 31, 2021, the Company incurred $1.0 million in deferred offering costs related to the proposed offering, which is included in other assets on our Condensed Consolidated Balance Sheet.
Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company's Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under the senior credit facility. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of December 31, 2021. The Company's management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
Material Cash Requirements
Our expected material cash requirements for the twelve months ended December 31, 2022 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.
Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of December 31, 2021 (in millions):

	2022	Thereafter
Debt maturities(1)	$174.8	$2,838.8
Interest obligations on long-term debt(2)	98.0	597.9
Contractual obligations, including operating and financing leases	267.3	1,480.0
Total payments due	$540.1	$4,916.7
(1)Debt maturities assume there is no refinancing prior to the existing maturity date.
(2)Interest rates on our variable rate instruments assume rates at the December 2021 levels.
Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). On February 24, 2022, the Company’s Board of Directors approved a dividend of $1.10 per common share to be paid on March 31, 2022. Our Board of Directors will continue to evaluate future dividends in order to continue to satisfy the requirements needed to maintain our REIT status.
Opportunistic Expenditures. As part of our capital allocation strategy, we plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. We will continue to reinvest in our existing assets and expand our outdoor advertising display portfolio through new construction. We will also continue to pursue strategic acquisitions of outdoor advertising businesses and assets. This includes acquisitions in our existing markets and in new markets where we can meet our return on investment criteria.

Cash Flows
The Company’s cash flows provided by operating activities increased $164.5 million from $569.9 million in 2020 to $734.4 million for the year ended December 31, 2021, primarily resulting from an increase in revenues of approximately $218.5 million and offset by an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets, and depreciation and amortization) of approximately $62.0 million, as compared to the comparable period in 2020.
Cash flows used in investing activities increased $364.9 million from $96.9 million in 2020 to $461.8 million in 2021 primarily due to a net increase in the amount of assets acquired through acquisitions, investments and capital expenditures of $360.5 million, as compared to the same period in 2020.
The Company’s cash flows used in financing activities were $294.5 million for the year ended December 31, 2021 as compared to $377.9 million in 2020. This decrease in cash used in financing activities of $83.4 million for the year ended December 31, 2021 is primarily due to financing transactions during the year 2020, offset by an increase in cash paid for dividends and distributions over the comparable period in 2020.
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
Asset Retirement Obligations. The Company had an asset retirement obligation of $269.4 million as of December 31, 2021. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.
This calculation includes 100% of the Company’s billboard structures on leased land (which currently consist of approximately 69,900 structures). The Company uses a 15-year retirement period based on historical operating experience in its core markets, including the actual time that billboard structures have been located on leased land in such markets and the actual length of the leases in the core markets, which includes the initial term of the lease, plus consideration of any renewal period. Historical third-party cost information is used to estimate the cost of dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on the Company’s historical credit-adjusted risk free rate.
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
Lease Liabilities and Right of Use Assets. On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Codified as ASC 842),” which resulted in recording operating lease liabilities and right of use assets on our consolidated balance sheet. Our operating lease liabilities (including short-term liabilities) and right of use asset balances were $1.19 billion and $1.22 billion as of December 31, 2021, respectively. The balance is recorded based on the present value of the remaining minimum rental payments under the leasing standard for our existing operating leases. The key estimates for our leases include (1) the discount rate used to discount the unpaid lease payments to present value and (2) lease term. Our leases generally do not include a readily determinable implicit rate, therefore, using a portfolio approach, we determine our collateralized incremental borrowing rate to discount the lease payments based on the information available at lease commencement. Our lease terms include the noncancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonable certain to exercise, or an option to extend the lease controlled by the lessor. The Company has determined we are not reasonably certain to exercise renewals or termination options, and as a result we use the lease’s initial stated term as the lease term for our lease population.
ACCOUNTING STANDARDS AND REGULATORY UPDATE
See Note 21, "New Accounting Pronouncements" to our consolidated financial statements included in Part II, Item 8 of this report for a discussion of our Accounting Standards and Regulatory Update.
LAMAR MEDIA CORP.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2021 and 2020. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.
RESULTS OF OPERATIONS
The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net revenues	100.0%	100.0%
Operating expenses:
Direct advertising expenses	32.3%	35.5%
General and administrative expenses	18.3%	18.3%
Corporate expenses	5.2%	4.5%
Depreciation and amortization	15.2%	16.0%
Operating income	29.2%	26.2%
Loss on extinguishment of debt	1.2%	1.6%
Interest expense	6.0%	8.8%
Income tax expense	0.5%	0.3%
Net income	21.8%	15.5%

Year ended December 31, 2021 compared to Year ended December 31, 2020
Net revenues increased $218.5 million or 13.9% to $1.79 billion for the year ended December 31, 2021 from $1.57 billion for the same period in 2020. This increase was attributable primarily to an increase in billboard and transit net revenues of $210.3 million and $13.0 million, respectively, offset by a decrease in logo net revenues of $4.8 million over the prior year.

Net revenues for the year ended December 31, 2021, as compared to acquisition-adjusted net revenues for the comparable period in 2020, increased $217.0 million, or 13.8%. The $217.0 million increase in net revenues is primarily due to a $202.9 million and $15.1 million increase in billboard and transit net revenues, respectively over the prior year. The increase in billboard and transit net revenues was slightly offset by a decrease of $0.9 million in logo net revenues. See “Reconciliations” below.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $80.2 million, or 8.8% to $996.2 million for the year ended December 31, 2021 from $916.0 million in the same period in 2020. The $80.2 million increase over the prior year is primarily comprised of an increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) of $61.6 million primarily related to an increase in our variable billboard lease costs, transit and airport franchise costs, as well as increases in our workforce.
Depreciation and amortization expense increased $20.0 million to $271.3 million for the year ended December 31, 2021 as compared to $251.3 million for the same period in 2020. The increase is primarily due to the revision in the cost estimate included in the calculation of asset retirement obligations during the period.
For the year ended December 31, 2021, Lamar Media recognized a gain on disposition of assets of $2.1 million as compared to a gain on disposition of assets of $9.0 million for the same period in 2020. The gain on disposition of assets for the year ended December 31, 2021 was primarily from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased $111.4 million to $522.0 million for the year ended December 31, 2021 compared to $410.6 million for the same period in 2020.
During the year ended December 31, 2021, Lamar Media recorded a $21.6 million loss on debt extinguishment related to the repayment of its 5 3/4% Senior Notes.  See “Uses of Cash” for more information.
Interest expense decreased $31.2 million for the year ended December 31, 2021 to $106.4 million as compared to $137.6 million for the year ended December 31, 2020.  The decrease in interest expense is primarily related Lamar Media’s debt transactions completed in 2020 and 2021.
Equity in earnings of investee was $3.4 million for the year ended December 31, 2021 as a result of the investment in Vistar Media that occurred in July 2021. There was no equity in earnings of investee for the year ended December 31, 2020.
The increase in operating income, as well as the decrease in interest expense and the decrease in loss on extinguishment of debt over the comparable period in 2020, resulted in a $149.6 million increase in net income before income taxes.
Lamar Media recorded income tax expense of $9.3 million for the year ended December 31, 2021 as compared to an income tax expense of $4.7 million for the same period in 2020. The $9.3 million tax expense equates to an effective tax rate for the year ended December 31, 2021 of approximately 2.3%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT.
As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2021 of $388.9 million, as compared to net income of $243.9 million for the same period in 2020.
Reconciliations:
Because acquisitions occurring after December 31, 2019 have contributed to our net revenue results for the periods presented, we provide 2020 acquisition-adjusted net revenue, which adjusts our 2020 net revenue for the year ended December 31, 2020 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2021.

Reconciliations of 2020 reported net revenue to 2020 acquisition-adjusted net revenue for the year ended December 31, 2020 as well as a comparison of 2020 acquisition-adjusted net revenue to 2021 reported net revenue for the year ended December 31, 2021, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2021	2020
	(in thousands)
Reported net revenue	$1,787,401	$1,568,856
Acquisition net revenue	—	1,524
Adjusted totals	$1,787,401	$1,570,380

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$388,908	$243,873	$145,035	59.5%
Income tax expense	9,256	4,660	4,596
Loss on extinguishment of debt	21,604	25,235	(3,631)
Interest expense, net	105,621	136,826	(31,205)
Equity in earnings of investee	(3,384)	—	(3,384)
Gain on disposition of assets	(2,115)	(9,026)	6,911
Depreciation and amortization	271,294	251,296	19,998
Capitalized contract fulfillment costs, net	(445)	387	(832)
Stock-based compensation expense	37,368	18,772	18,596
Adjusted EBITDA	$828,107	$672,023	$156,084	23.2%

Adjusted EBITDA for the year ended December 31, 2021 increased 23.2% to $828.1 million. The increase in adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $198.9 million, and was partially offset by an increase in general and administrative and corporate expenses of $42.8 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2021	2020
Net income	$388,908	$243,873	$145,035	59.5%
Depreciation and amortization related to real estate	259,933	238,932	21,001
Gain from sale or disposal of real estate, net of tax	(1,865)	(5,790)	3,925
Adjustments for unconsolidated affiliates and non-controlling interest	(2,756)	629	(3,385)
FFO	$644,220	$477,644	$166,576	34.9%
Straight-line expense	2,443	3,597	(1,154)
Capitalized contract fulfillment costs, net	(445)	387	(832)
Stock-based compensation expense	37,368	18,772	18,596
Non-cash portion of tax provision	1,574	(797)	2,371
Gain from one-time sale of non-real estate assets	—	(3,197)	3,197
Non-real estate related depreciation and amortization	11,361	12,364	(1,003)
Amortization of deferred financing costs	5,877	5,909	(32)
Loss on extinguishment of debt	21,604	25,235	(3,631)
Capital expenditures – maintenance	(58,196)	(24,028)	(34,168)
Adjustments for unconsolidated affiliates and non-controlling interest	2,756	(629)	3,385
AFFO	$668,562	$515,257	$153,305	29.8%
FFO for the year ended December 31, 2021 was $644.2 million as compared to FFO of $477.6 million for the same period in 2020. AFFO for the year ended December 31, 2021 increased 29.8% to $668.6 million as compared to $515.3 million for the same period in 2020. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net), offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock based compensation expense).

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2021, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements.
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
At December 31, 2021 there was approximately $948.7 million of indebtedness outstanding under the senior credit facility and Accounts Receivable Securitization Program, or approximately 31.1% of the Company’s outstanding long-term debt (including current maturities) on that date, bearing interest at variable rates. The aggregate interest expense for 2021 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $13.2 million, and the weighted average interest rate applicable to these borrowings during 2021 was 1.4%. Assuming that the weighted average interest rate was 200 basis points higher (that is 3.4% rather than 1.4%), then the Company’s 2021 interest expense would have increased by approximately $15.1 million for the year ended December 31, 2021.
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

ITEM 8.    FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting	44
Report of Independent Registered Public Accounting Firm — Opinion on Internal Control Over Financial Reporting (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	45
Report of Independent Registered Public Accounting Firm — Opinion on the Consolidated Financial Statements (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	46
Consolidated Balance Sheets as of December 31, 2021 and 2020	48
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	49
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019	50
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	51
Notes to Consolidated Financial Statements	52
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019	78
Schedule III — Schedule of Real Estate and Accumulated Depreciation as of December 31, 2021, 2020 and 2019	79

Management’s Report on Internal Control Over Financial Reporting
The management of Lamar Advertising Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2021, Lamar Advertising’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lamar Advertising Company:

Opinion on Internal Control Over Financial Reporting

We have audited Lamar Advertising Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 25, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lamar Advertising Company:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the accounting lease term for the portfolio of billboard land leases
As discussed in Note 7 to the consolidated financial statements, a lessee determines the lease term at the commencement date by identifying the non-cancellable period of the lease and then adding any periods for which it is reasonably certain to exercise a renewal option (or not to exercise a termination option). The Company has over 69,000 billboard land leases for which they determined the lease term using a portfolio approach, in accordance with which the negotiated stated initial lease term for each billboard land lease was concluded to be the lease term under Accounting Standards Codification Topic 842, Leases (ASC 842).

We identified the assessment of the lease term for the portfolio of billboard land leases, which affects the discount rate for the lease as well as the measurement of the lease liability and right of use asset, as a critical audit matter. In the

Company’s billboard land leases, the Company typically has both unilateral renewal and termination options. Determining the lease term involved a high degree of subjectivity as to whether the lease term should or should not include renewal periods (including periods after an optional termination date), the evaluation of which required subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s billboard land lease process, including controls over the qualifications and experience of individuals negotiating the stated initial lease term, reconciliation of inputs into the system, approval of billboard land lease contracts, and annual evaluation of the renewals and terminations exercised by the Company during the year. We evaluated the competence, capabilities, and objectivity of the Company’s real estate team that negotiates the lease terms and conditions, and whether the team considers economic factors that are consistent with those enumerated in ASC 842 when negotiating the stated initial lease term and associated renewal and termination options. We inspected the Company’s assessment and conclusion about using the portfolio approach for its billboard land leases. We tested a sample of the Company’s billboard land lease population and obtained underlying documentation to evaluate whether the leases entered into are similar in terms of the lease agreement creation process, purpose for the lease (i.e. to host a Company billboard), and lease term considerations. We assessed the impact of billboard land leases with early terminations and renewals beyond the stated initial term to evaluate the Company’s assertion that use of the stated initial lease term as the lease term for its billboard land leases on a portfolio basis was appropriate.

/s/ KPMG LLP
KPMG LLP
We have served as the Company’s auditor since 1999.
Baton Rouge, Louisiana
February 25, 2022

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2021 and 2020
(In thousands, except share and per share data)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$99,788	$121,569
Receivables, net of allowance for doubtful accounts of $11,195 and $14,946 as of 2021 and 2020, respectively	269,917	240,854
Other current assets	18,902	18,147
Total current assets	388,607	380,570
Property, plant and equipment (note 5)	3,782,288	3,615,505
Less accumulated depreciation and amortization	(2,445,014)	(2,333,656)
Net property, plant and equipment	1,337,274	1,281,849
Operating lease right of use assets	1,224,672	1,222,013
Financing lease right of use assets	16,890	19,670
Goodwill (note 6)	1,936,426	1,912,328
Intangible assets, net (note 6)	1,045,177	914,446
Other assets	98,448	60,565
Total assets	$6,047,494	$5,791,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$16,429	$12,017
Current maturities of long-term debt, net of deferred financing costs of $585 and $445 in 2021 and 2020, respectively (note 9)	174,778	122,434
Current operating lease liabilities (note 7)	198,286	195,439
Current financing lease liabilities (note 7)	1,331	1,331
Accrued expenses (note 8)	135,038	105,288
Deferred income	137,103	111,363
Total current liabilities	662,965	547,872
Long-term debt, net of deferred financing costs of $36,274 and $39,672 in 2021 and 2020, respectively (note 9)	2,838,817	2,764,082
Operating lease liabilities (note 7)	995,356	993,776
Financing lease liabilities (note 7)	17,277	18,608
Deferred income tax liabilities (note 12)	6,416	4,854
Asset retirement obligation (note 10)	269,367	222,876
Other liabilities	40,207	36,605
Total liabilities	4,830,405	4,588,673
Stockholders’ equity (note 14):
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2021 and 2020	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized, 87,540,838 and 87,111,327 shares issued and 86,852,821 and 86,491,646 outstanding at 2021 and 2020, respectively	88	87
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2021 and 2020	14	14
Additional paid-in-capital	2,001,399	1,963,850
Accumulated comprehensive income	855	934
Accumulated deficit	(734,415)	(717,331)
Cost of shares held in treasury, 688,017 and 619,681 shares in 2021 and 2020, respectively	(50,852)	(44,786)
Stockholders’ equity	1,217,089	1,202,768
Total liabilities and stockholders’ equity	$6,047,494	$5,791,441
See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2021, 2020 and 2019
(In thousands, except share and per share data)

	2021	2020	2019
Statements of Income
Net revenues (note 2)	$1,787,401	$1,568,856	$1,753,644
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	576,507	557,661	590,078
General and administrative expenses (exclusive of depreciation and amortization)	326,951	287,874	318,380
Corporate expenses (exclusive of depreciation and amortization)	93,577	70,944	84,658
Depreciation and amortization (note 11)	271,294	251,296	250,028
Gain on disposition of assets	(2,115)	(9,026)	(7,241)
	1,266,214	1,158,749	1,235,903
Operating income	521,187	410,107	517,741
Other expense (income):
Loss on extinguishment of debt	21,604	25,235	—
Interest income	(763)	(797)	(764)
Interest expense	106,384	137,623	150,616
Equity in earnings of investee	(3,384)	—	—
	123,841	162,061	149,852
Income before income tax expense (benefit)	397,346	248,046	367,889
Income tax expense (benefit) (note 12)	9,256	4,660	(4,222)
Net income	388,090	243,386	372,111
Preferred stock dividends	365	365	365
Net income applicable to common stock	$387,725	$243,021	$371,746
Earnings per share:
Basic earnings per share	$3.83	$2.41	$3.71
Diluted earnings per share	$3.83	$2.41	$3.71
Cash dividends declared per share of common stock	$4.00	$2.50	$3.84
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	101,133,269	100,756,361	100,130,721
Weighted average common shares outstanding diluted	101,349,865	100,902,700	100,320,574
Statements of Comprehensive Income
Net income	$388,090	$243,386	$372,111
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(79)	249	673
Comprehensive income	$388,011	$243,635	$372,784
See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2021, 2020 and 2019
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2018	$—	86	14	(25,412)	1,852,421	12	(695,337)	1,131,784
Non-cash compensation	—	—	—	—	4,604	—	—	4,604
Issuance of 302,507 shares of common stock through stock awards	—	—	—	—	20,956	—	—	20,956
Exercise of 340,684 shares of stock options	—	—	—	—	14,984	—	—	14,984
Issuance of 129,972 shares of common stock through employee purchase plan	—	—	—	—	8,060	—	—	8,060
Issuance of 266,410 shares of common stock for cash	—	1	—	—	21,197	—	—	21,198
Purchase of 114,295 shares of treasury stock	—	—	—	(8,882)	—	—	—	(8,882)
Foreign currency translation	—	—	—	—	—	673	—	673
Net income	—	—	—	—	—	—	372,111	372,111
Dividends/distributions to common shareholders ($3.84 per common share)	—	—	—	—	—	—	(384,817)	(384,817)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2019	$—	87	14	(34,294)	1,922,222	685	(708,408)	1,180,306
Non-cash compensation	—	—	—	—	4,669			4,669
Issuance of 298,124 shares of common stock through stock awards	—	—	—	—	25,811	—	—	25,811
Exercise of 61,949 shares of stock options	—	—	—	—	3,138	—	—	3,138
Issuance of 154,756 shares of common stock through employee purchase plan	—	—	—	—	8,010	—	—	8,010
Purchase of 116,483 shares of treasury stock	—	—	—	(10,492)	—	—	—	(10,492)
Foreign currency translation	—	—	—	—	—	249	—	249
Net income	—	—	—	—	—	—	243,386	243,386
Dividends/distributions to common shareholders ($2.50 per common share)	—	—	—	—	—	—	(251,944)	(251,944)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2020	$—	87	14	(44,786)	1,963,850	934	(717,331)	1,202,768
Non-cash compensation	—	—	—	—	4,942			4,942
Issuance of 158,985 shares of common stock through stock awards	—	1	—	—	13,565	—	—	13,566
Exercise of 156,491 shares of stock options	—	—	—	—	10,170	—	—	10,170
Issuance of 114,035 shares of common stock through employee purchase plan	—	—	—	—	8,872	—	—	8,872
Purchase of 68,336 shares of treasury stock	—	—	—	(6,066)	—	—	—	(6,066)
Foreign currency translation	—	—	—	—	—	(79)	—	(79)
Net income	—	—	—	—	—	—	388,090	388,090
Dividends/distributions to common shareholders ($4.00 per common share)	—	—	—	—	—	—	(404,809)	(404,809)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2021	$—	88	14	(50,852)	2,001,399	855	(734,415)	1,217,089
See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$388,090	$243,386	$372,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271,294	251,296	250,028
Stock-based compensation	37,368	18,772	29,647
Amortization included in interest expense	5,877	5,909	5,365
Gain on disposition of assets	(2,115)	(9,026)	(7,241)
Loss on extinguishment of debt	21,604	25,235	—
Equity in earnings of investee	(3,384)	—	—
Deferred income tax expense (benefit)	1,574	(797)	(14,130)
Provision for doubtful accounts	4,527	12,729	10,608
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(24,684)	1,287	(28,357)
Prepaid expenses	(5,493)	591	275
Other assets	5,030	7,629	(11,257)
Increase (decrease) in:
Trade accounts payable	1,308	841	700
Accrued expenses	9,553	10,052	(1,597)
Operating lease liabilities	3,819	24,549	9,102
Other liabilities	20,049	(22,580)	15,611
Cash flows provided by operating activities	734,417	569,873	630,865
Cash flows from investing activities:
Capital expenditures	(126,090)	(62,272)	(140,956)
Acquisitions	(312,257)	(45,584)	(226,278)
Payment for investments in equity securities	(30,000)	—	—
Decrease (increase) in notes receivable	107	—	(448)
Proceeds received from property insurance claims	—	—	210
Proceeds from disposition of assets and investments	6,480	10,968	5,438
Cash flows used in investing activities	(461,760)	(96,888)	(362,034)
Cash flows from financing activities:
Net proceeds from issuance of common stock	19,042	11,148	44,262
Cash used for purchase of treasury shares	(6,066)	(10,492)	(8,882)
Proceeds received from revolving credit facility	200,000	725,000	495,000
Payments on revolving credit facility	(25,000)	(875,000)	(625,000)
Principal payments on long-term debt	(378)	(9,112)	(34,471)
Borrowings on long-term debt	—	8,750	—
Principal payments on financing leases	(1,331)	—	—
Proceeds received from senior credit facility term loans	—	598,500	—
Payments on senior credit facility term loans	—	(978,097)	—
Proceeds received from accounts receivable securitization program	180,000	122,500	9,000
Payments on accounts receivable securitization program	(127,500)	(175,000)	(9,000)
Proceeds received from note offering	550,000	1,549,250	255,000
Redemption of senior notes and senior subordinated notes	(668,688)	(1,058,596)	—
Debt issuance costs	(8,823)	(32,950)	(4,463)
Distributions to non-controlling interest	(601)	(1,509)	(621)
Dividends/distributions	(405,174)	(252,309)	(385,182)
Cash flows used in financing activities	(294,519)	(377,917)	(264,357)
Effect of exchange rate changes in cash and cash equivalents	81	313	220
Net (decrease) increase in cash and cash equivalents	(21,781)	95,381	4,694
Cash and cash equivalents at beginning of period	121,569	26,188	21,494
Cash and cash equivalents at end of period	$99,788	$121,569	$26,188
Supplemental disclosures of cash flow information:
Cash paid for interest	$112,080	$130,864	$139,585
Cash paid for state and federal income taxes	$8,388	$4,033	$14,449
See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1)Description of the Business and Significant Accounting Policies
(a)Nature of Business
Lamar Advertising Company (the Company) is engaged in the outdoor advertising business, operating approximately 153,800 billboard advertising displays in 45 states and Canada. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.
In addition, the Company operates a logo sign business in 23 states throughout the United States and the province of Ontario, Canada and operates approximately 46,600 transit advertising displays in 23 states and Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising in airport terminals, on bus shelters, benches and buses in the markets it serves.
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
(b)Principles of Consolidation
The accompanying consolidated financial statements include Lamar Advertising Company, its wholly owned subsidiary, Lamar Media Corp. (Lamar Media), and its majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
An operating segment is a component of an enterprise:
•that engages in business activities from which it may earn revenues and incur expenses;
•whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and
•for which discrete financial information is available.
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
(c)Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.
(d)Goodwill and Intangible Assets
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
The Company performed its annual measurement for impairment of the goodwill of its reporting units and concluded the fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on December 31, 2021 and 2020; therefore, the Company was not required to recognize an impairment loss.
Intangible assets, consisting primarily of site locations, customer lists and contracts, and non-competition agreements are amortized using the straight-line method over the assets' estimated useful lives, generally from 2 to 15 years.
(e)Impairment of Long-Lived Assets
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
(f)Acquisitions
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(g)Lease Liabilities
The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built, including our billboard land leases, leases of logo structures and leases of transit advertising space. The leases expire at various dates, have varying options to renew and cancel, and may contain escalation provisions. We expense our non-variable lease payments ratably over the lease term. Also, certain of our leases contain variable lease payments based on percentage of revenue or consumer price index or other inflation-based indices. The variable lease costs are expensed in the period incurred. Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements will not likely meet the criteria of a lease under ASC 842, therefore they will no longer be accounted for as a lease.
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
(h)Deferred Income
Deferred income consists principally of advertising revenue invoiced in advance. Deferred advertising revenue is recognized in income over the term of the contract.
(i)Revenue Recognition
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

	2021	2020	2019
Net revenues	$7,718	$8,088	$9,636
Direct advertising expenses	$4,014	$3,971	$3,982
General and administrative expenses	$3,112	$3,144	$4,986
(j)Income Taxes
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
(k)Dividends/Distributions
As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). During the years ended December 31, 2021, 2020 and 2019, the Company declared and paid distributions of its REIT taxable income of $404,809 or $4.00 per share, $251,944 or $2.50 per share and $384,817 or $3.84 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including the financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in its existing and future debt instruments, the Company’s ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant. During each of the years ended December 31, 2021, 2020 and 2019, the Company paid dividend distributions to holders of its Series AA Preferred Stock of $365 or $63.80 per share.
(l)Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. For the years ended December 31, 2021, 2020 and 2019 there were no dilutive shares excluded from the calculation.
(m)Stock Based Compensation
Compensation expense for share-based awards is recognized based on the grant date fair value of those awards. Stock based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which generally commensurate with the vesting term. Non-cash compensation expense recognized during the years ended December 31, 2021, 2020, and 2019 were $37,368, $18,772 and $29,647, respectively. The $37,368 expensed during the year ended December 31, 2021 consists of (i) $4,348 related to stock options and the employee stock purchase plan, (ii) $31,776 related to stock grants made under the Company’s performance-based stock incentive program in 2021, (iii) $622 related to non-performance restricted stock awards and (iv) $622 related to restricted stock awards to directors. See Note 15 for information on the assumptions used to calculate the fair value of stock-based compensation.
(n)Cash and Cash Equivalents
The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.
(o)Credit Losses
The Company estimates credit losses on financial instruments based on amounts expected to be collected. The allowance for doubtful accounts is estimated based on historical collections, accounts receivable aging, economic indicators, and expected future trends.
(p)Foreign Currency Translation
Local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are recorded as a component of other comprehensive income (loss) in the Consolidated Statements of Income and Comprehensive Income and as a component of accumulated comprehensive income in the Consolidated Statements of Stockholders’ Equity.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(q)Asset Retirement Obligations
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
(r)Use of Estimates
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
(s)Comprehensive Income
Total comprehensive income is presented in the Consolidated Statements of Income and Comprehensive Income and the components of accumulated comprehensive income are presented in the Consolidated Statements of Stockholders’ Equity. Comprehensive income is composed of foreign currency translation effects.
(t)Fair Value Measurements
The Company determines the fair value of its financial instruments using the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
(u)    Investments
On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, a leading global provider of programmatic technology for the digital out-of-home sector. This investment is accounted for as an equity method investment and is included in other assets on the Consolidated Balance Sheet. For the year ended December 31, 2021, the Company recorded $3,384 in equity in earnings of investee on the Consolidated Statement of Income and Comprehensive Income.
(v)    Subsequent Events
The Company has performed an evaluation of subsequent events through the date on which the financial statements are issued.
(2)Revenue
Revenue Recognition
Advertising revenues: The majority of our revenues are derived from contracts for advertising space on billboard, logo and transit displays. Contracts which do not meet the criteria of a lease under ASC 842, are accounted for under ASC 606, Revenue from Contracts with Customers. The majority of our advertising space contracts do not meet the definition of a lease under ASC 842 and are therefore accounted for under ASC 606. The contract revenues are recognized ratably over their contract life. Costs to fulfill a contract, which include our costs to install advertising copy onto billboards, are capitalized and amortized to direct advertising expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Income and Comprehensive Income. During the years ended December 31, 2021 and 2020, we capitalized $25,642 and $22,698, respectively, of costs to fulfill contracts, which is included in other current assets on the Consolidated Balance Sheets, net of expensed costs of $25,197 and $23,085, respectively.
Other revenues: Our other component of revenue primarily consists of production services which includes creating and printing the advertising copy. Revenue for production contracts are recognized under ASC 606. Contract revenues for production services are recognized upon satisfaction of the contract which is typically less than one week.

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
The following table presents our disaggregated revenue by source for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Billboard Advertising	$1,613,554	$1,403,239	$1,537,542
Logo Advertising	78,180	82,944	84,201
Transit Advertising	95,667	82,673	131,901
Net Revenues	$1,787,401	$1,568,856	$1,753,644
(3)Acquisitions
Year Ended December 31, 2021
During the year ended December 31, 2021, the Company completed several acquisitions of outdoor and transit advertising assets for a total cash purchase price of $312,257, net of cash acquired of $1,419.
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
As of December 31, 2021, our fair value allocation of the assets acquired and liabilities assumed in a business combination completed December 3, 2021 is considered preliminary and is subject to revision, which may result in adjustments to this allocation. The aggregate purchase price of this business combination was $75,000. We expect to finalize these amounts as soon as possible but not later than the end of 2022. In order to develop our preliminary fair values, the Company utilized asset information received from the acquired company and fair value allocation benchmarks from similar completed transactions. Our preliminary allocation of these assets includes property, plant and equipment, intangibles and goodwill of $6,022, $53,775 and $9,506, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following is a summary of the allocation of the purchase price in the above transactions, which includes the preliminary values for a business combination completed on December 3, 2021.

Total
Property, plant and equipment	$38,289
Goodwill	24,089
Site locations	206,734
Non-competition agreements	3,120
Customer lists and contracts	31,101
Other intangibles	721
Asset acquisition costs	523
Current assets	9,310
Current liabilities	(4,406)
Operating lease right of use assets	32,487
Operating lease liabilities	(30,197)
Other assets	486
$312,257
Total acquired intangible assets for the year ended December 31, 2021 were $266,288, of which $24,089 was assigned to goodwill. Goodwill is not amortized for financial statement purposes and $14,584 of goodwill related to 2021 acquisitions is expected to be deductible for tax purposes. The acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $31,101 (7 year weighted average useful life) and site locations of $206,734 (15 year weighted average useful life). The aggregate amortization expense related to the 2021 acquisitions for the year ended December 31, 2021 was $4,335.
The following unaudited pro forma financial information for the Company gives effect to the 2021 and 2020 acquisitions as if they had occurred on January 1, 2020. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2021	2020
	(unaudited)
Net revenues	$1,826,448	$1,615,855
Net income applicable to common stock	$379,874	$230,035
Net income per common share — basic	$3.76	$2.28
Net income per common share — diluted	$3.75	$2.28
Year Ended December 31, 2020
During the year ended December 31, 2020, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $46,160, of which $45,584 was in cash and $576 in non-cash consideration.
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

(4)Non-cash Financing and Investing Activities
For the years ended December 31, 2021, 2020 and 2019, there were no significant non-cash investing activities. For the year ended December 31, 2020, the Company had non-cash financing activities related to financing lease liabilities of $19,891. There were no significant non-cash financing activities during the years ended December 31, 2021 and 2019.
(5)Property, Plant and Equipment
Major categories of property, plant and equipment at December 31, 2021 and 2020 are as follows:

	Estimated Life (Years)	2021	2020
Land	—	$428,849	$413,257
Building and improvements	10 — 39	206,870	187,921
Advertising structures	5 — 15	3,010,769	2,880,521
Automotive and other equipment	3 — 7	135,800	133,806
		$3,782,288	$3,615,505

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(6)Goodwill and Other Intangible Assets
The following is a summary of intangible assets at December 31, 2021 and 2020:

	Estimated Life (Years)	2021		2020
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$676,846	$587,056	$645,739	$563,135
Non-competition agreements	3 — 15	69,276	64,941	66,156	64,647
Site locations	15	2,619,531	1,680,333	2,412,745	1,593,805
Other	2 — 15	51,261	39,407	50,018	38,625
		$3,416,914	$2,371,737	$3,174,658	$2,260,212
Unamortizable Intangible Assets:
Goodwill		$2,189,962	$253,536	$2,165,864	$253,536
The changes in the gross carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows:

Balance as of December 31, 2019	$2,165,810
Purchase price adjustments and other	54
Balance as of December 31, 2020	$2,165,864
Goodwill acquired during the year	24,089
Purchase price adjustments and other	9
Balance as of December 31, 2021	$2,189,962
Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $114,319, $110,201 and $113,679, respectively. The following is a summary of the estimated amortization expense for future years:

2022	$120,629
2023	110,005
2024	106,111
2025	102,658
2026	94,667
Thereafter	511,107
Total	$1,045,177
(7)Leases
The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built, including our billboard land leases, leases of logo structures and leases of transit advertising space. The leases expire at various dates, have varying options to renew and cancel, and may contain escalation provisions. We expense our non-variable lease payments ratably over the lease term. Also, certain of our leases contain variable lease payments based on percentage of revenue or consumer price index or other inflation-based indices. The variable lease costs are expensed in the period incurred. Due to our election not to reassess conclusions about lease identification, as part of the adoption of ASC 842, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements will not likely meet the criteria of a lease under ASC 842, therefore they will no longer be accounted for as a lease.

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
During the year ended December 31, 2021, we had base operating lease costs of $290,036 and variable operating lease costs of $98,682, for a total operating lease cost of $388,718. During the year ended December 31, 2020, we had base operating lease costs of $298,135 and variable operating lease costs of $69,242, for a total operating lease cost of $367,377. During the year ended December 31, 2019, we had base operating lease costs of $312,883 and variable lease costs of $76,492, for a total operating lease cost of $389,375. Variable operating lease costs above include non-lease transit payments of $47,054, $25,670 and $27,086 for the years ended December 31, 2021, 2020 and 2019, respectively. Our operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). Also, for the years ended December 31, 2021, 2020 and 2019, we recorded a loss (gain) of $241, ($451) and ($4,061) respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $296,460, $286,575 and $316,527 were made reducing our operating lease liabilities for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in cash flows provided by operating activities in the Consolidated Statements of Cash Flows.
We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets or lease liabilities for agreements with a term of twelve months or less. We recorded $6,184, $4,953 and $4,691 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the years ended December 31, 2021, 2020 and 2019, respectively.
Our operating leases have a weighted-average remaining lease term of 12.0 years. The weighted-average discount rate of our operating leases is 4.5%. During the years ended December 31, 2021 and 2020, we obtained $49,927 and $25,264, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions. Lease terminations during the year resulted in a $5,697 and $23,173 reduction to operating lease liabilities for the years ended December 31, 2021 and 2020, respectively.
The following is a summary of the maturities of our operating lease liabilities as of December 31, 2021:

2022	$229,824
2023	183,407
2024	163,324
2025	138,088
2026	115,165
Thereafter	758,339
Total undiscounted operating lease payments	1,588,147
Less: Imputed interest	(394,505)
Total operating lease liabilities	$1,193,642
During the year ended December 31, 2020, we obtained $19,891 of leased assets in exchange for new financing lease liabilities. Our financing leases have a weighted-average remaining lease term of 5.9 years and a weighted-average discount rate of 3.1%. For the years ended December 31, 2021 and 2020, amortization expense of $2,853 and $222 was recorded within depreciation and amortization, respectively, and interest expense of $585 and $47 was recorded within interest expense, respectively, on the Consolidated Statements of Income and Comprehensive Income in relation to these financing lease

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
liabilities. Cash payments of $1,331 were made reducing our financing lease liabilities for the year ended December 31, 2021 and are included in cash flows used in financing activities in the Consolidated Statements of Cash Flows. We had no cash payments related to financing lease liabilities for the years ended December 31, 2020 and 2019. We had no expenses relating to the financing lease liabilities for the year ended December 31, 2019.
(8)Accrued Expenses
The following is a summary of accrued expenses at December 31, 2021 and 2020:

	2021	2020
Payroll	$36,531	$17,034
Interest	22,009	33,583
Insurance benefits	11,205	12,499
Accrued variable lease and contract expense	21,487	19,274
Stock-based compensation	30,450	11,589
Other	13,356	11,309
	$135,038	$105,288

(9) Long-term Debt
Long-term debt consists of the following at December 31, 2021 and 2020:

	December 31, 2021
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$773,717	$9,306	$764,411
Accounts Receivable Securitization Program	175,000	585	174,415
3 3/4% Senior Notes	600,000	7,036	592,964
3 5/8% Senior Notes	550,000	7,711	542,289
4% Senior Notes	549,359	7,208	542,151
4 7/8% Senior Notes	400,000	5,013	394,987
Other notes with various rates and terms	2,378	—	2,378
	3,050,454	36,859	3,013,595
Less current maturities	(175,363)	(585)	(174,778)
Long-term debt, excluding current maturities	$2,875,091	$36,274	$2,838,817

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	December 31, 2020
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$598,466	$11,569	$586,897
Accounts Receivable Securitization Program	122,500	445	122,055
3 3/4% Senior Notes	600,000	8,031	591,969
4% Senior Notes	549,280	7,911	541,369
4 7/8% Senior Notes	400,000	5,586	394,414
5 3/4% Senior Notes	653,631	6,575	647,056
Other notes with various rates and terms	2,756	—	2,756
	2,926,633	40,117	2,886,516
Less current maturities	(122,879)	(445)	(122,434)
Long-term debt, excluding current maturities	$2,803,754	$39,672	$2,764,082
Long-term debt contractual maturities are as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2022	$363	$—	$363
2023	$381	$—	$381
2024	$175,400	$585	$174,815
2025	$175,420	$3,371	$172,049
2026	$442	$—	$442
Thereafter	$2,698,448	$32,903	$2,665,545
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
As of December 31, 2021, there were $175,000 in outstanding borrowings under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $12,374 in letters of credit outstanding as of December 31, 2021 resulting in $562,626 of availability under the revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 6, 2025.
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
Lamar Media’s ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. Under the senior credit facility, the Company must maintain a specified secured debt ratio as long as a revolving credit commitment, revolving loan or letter of credit remains outstanding, and in addition, must satisfy a total debt ratio in order to incur debt, make distributions or make certain investments.
Lamar Advertising and Lamar Media were in compliance with all of the terms of their indentures and the senior credit facility provisions during the periods presented.
Accounts Receivable Securitization Program
On December 18, 2018, Lamar Media entered into a $175,000 Receivable Financing Agreement (the "Receivable Financing Agreement") with its wholly-owned special purpose entities, Lamar QRS Receivables, LLC and Lamar TRS Receivables, LLC (the “Special Purpose Subsidiaries”) (the "Accounts Receivable Securitization Program"). The Accounts Receivable Securitization Program is limited to the availability of eligible accounts receivable collateralizing the borrowings under the agreements governing the Accounts Receivable Securitization Program.
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
As of December 31, 2021, there was $175,000 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability for borrowing under the Accounts Receivable Securitization Program as of December 31, 2021. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the year ended December 31, 2021.
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
5 3/4% Senior Notes
On January 28, 2016, Lamar Media completed an institutional private placement of $400,000 aggregate principal amount of 5 3/4% Senior Notes due 2026 (the “Original 5 3/4 % Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $394,500.
On February 1, 2019, Lamar Media completed an institutional private placement of an additional $250,000 aggregate principal amount under its 5 3/4% Notes (the “Additional 5 3/4% Notes”, and together with the Original 5 3/4% Notes, the "5 3/4% Notes"). Other than with respect to the date of issuance, issue price and CUSIP number, the Additional 5 3/4% Notes have the same terms as the Original 5 3/4% Notes. The net proceeds after underwriting fees and expenses, was approximately $251,500.
On February 3, 2021, Lamar Media redeemed in full all $650,000 aggregate principal amount 5 3/4% Notes. The 5 3/4% Notes redemption was completed using the proceeds received from the 3 5/8% Notes offering completed on January 22, 2021 (as described below), together with cash on hand and borrowings under the revolving credit facility and Accounts Receivable Securitization Program. The 5 3/4% Notes were redeemed at a redemption price equal to 102.875% of the aggregate principal amount of the outstanding notes, plus accrued and unpaid interest to (but not including) the redemption date. During the year ended December 31, 2021, the Company recorded a loss on debt extinguishment of approximately $21,604 related to the note redemption, of which $18,700 was in cash.
4% Senior Notes
On February 6, 2020, Lamar Media completed an institutional private placement of $400,000 aggregate principal amount of 4% Senior Notes due 2030 (the “Original 4% Notes”). The institutional private placement on February 6, 2020 resulted in net proceeds to Lamar Media of approximately $395,000.
On August 19, 2020, Lamar Media completed an institutional private placement of an additional $150,000 aggregate principal amount of its 4% Notes (the “Additional 4% Notes”, and together with the "Original 4% Notes, the "4% Notes"). Other than with respect to the date of issuance and issue price, the Additional 4% Notes have the same terms as the Original 4% Notes. The institutional private placement on August 19, 2020 resulted in net proceeds to Lamar Media of approximately $146,900.
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
3 5/8% Senior Notes
On January 22, 2021, Lamar Media completed an institutional private placement of $550,000 aggregate principal amount of 3 5/8% Senior Notes due 2031 (the "3 5/8% Notes"). The institutional private placement on January 22, 2021 resulted in net proceeds to Lamar Media of approximately $542,500.
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Debt Repurchase Program
On March 16, 2020, the Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of December 31, 2021.
(10)Asset Retirement Obligation
The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2019	$226,137
Additions to asset retirement obligations	658
Accretion expense	4,135
Liabilities settled	(8,054)
Balance at December 31, 2020	$222,876
Additions to asset retirement obligations	3,662
Revision in estimates	41,644
Accretion expense	4,476
Liabilities settled	(3,291)
Balance at December 31, 2021	$269,367
Revision in estimates of $41,644 reflects changes in cost estimates to remove structures and resurface land for structures that reside on leased land in the Company's outdoor advertising portfolio.
(11)Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Consolidated Statements of Income and Comprehensive Income are as follows:

	Year Ended December 31,
	2021	2020	2019
Direct advertising expenses	$253,850	$236,054	$235,544
General and administrative expenses	4,691	4,996	4,416
Corporate expenses	12,753	10,246	10,068
	$271,294	$251,296	$250,028
The increase in the amount of depreciation and amortization expense excluded from direct advertising expense for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is due to the revision in the cost estimate included in the calculation of asset retirement obligations during the period.
(12)Income Taxes
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2021
U.S. federal	$4,723	$620	$5,343
State and local	3,958	254	4,212
Foreign	(999)	700	(299)
	$7,682	$1,574	$9,256
Year ended December 31, 2020
U.S. federal	$2,997	$(45)	$2,952
State and local	1,940	311	2,251
Foreign	520	(1,063)	(543)
	$5,457	$(797)	$4,660
Year ended December 31, 2019
U.S. federal	$6,045	$(13,450)	$(7,405)
State and local	2,699	(2,654)	45
Foreign	1,164	1,974	3,138
	$9,908	$(14,130)	$(4,222)
As of December 31, 2021 and 2020, the Company had income taxes payable of $5,915 and $4,707, respectively, which was recorded within accrued expenses on the Consolidated Balance Sheets.
The U.S. and foreign components of earnings before income taxes are as follows:

	2021	2020	2019
U.S.	$395,800	$249,714	$357,445
Foreign	1,546	(1,668)	10,444
Total	$397,346	$248,046	$367,889
A reconciliation of significant differences between the reported amount of income tax expense (benefit) and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 21 percent to income before taxes for the 2021, 2020 and 2019 tax years is as follows:

	2021	2020	2019
Income tax expense at U.S. federal statutory rate	$83,443	$52,090	$77,257
Tax adjustment related to REIT(a)	(83,153)	(50,395)	(70,619)
State and local income taxes, net of federal income tax benefit	2,917	1,222	2,039
Book expenses not deductible for tax purposes	1,893	3,156	4,144
Stock-based compensation	3,555	(2,033)	(1,177)
Valuation allowance(b)	(1,564)	(1,031)	(1,032)
Rate change(c)	—	(182)	—
Undistributed earnings of foreign subsidiaries(d)	292	(78)	(102)
Deferred tax adjustment due to REIT conversion(e)	—	—	(17,031)
Other differences, net	1,873	1,911	2,299
Income tax expense (benefit)	$9,256	$4,660	$(4,222)
(a)Includes dividend paid deduction of $85,087, $52,985 and $76,688 for the tax years ended December 31, 2021, 2020 and 2019, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(b)For the years ended December 31, 2021, 2020 and 2019, a non-cash valuation allowance of ($1,564), ($1,031) and ($1,032), respectively, was recorded to income tax expense (benefit) due to our limited ability to utilize Puerto Rico deferred tax assets in future years.
(c)Under Act 257, the Puerto Rico corporate income tax rate was lowered from 39% to 37.5%.  As a result, a non-cash benefit of $182 to income tax expense (benefit) was recorded for the reduction of the Puerto Rico net deferred tax liability for the year ended December 31, 2020.
(d)Management does not assert that the undistributed earnings of our Canadian subsidiaries will be permanently reinvested. For the years ended December 31, 2021, 2020 and 2019, we recognized a deferred tax expense (benefit) of $292, ($78) and ($102), respectively, for future foreign withholding taxes related to undistributed earnings.
(e)The income tax provision for the year ended December 31, 2019 is net of the deferred tax benefit of $17,031, which relates to the transfer of assets purchased from Fairway into our qualifying REIT subsidiary on June 28, 2019. The Fairway assets were initially placed in the TRS.
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$493	$328
Accrued liabilities not deducted for tax purposes	3,071	3,358
Net operating loss carry forwards	16,488	18,803
Tax credit carry forwards	692	693
Charitable contributions carry forward	3	4
Investment in partnerships	228	367
Gross deferred tax assets	20,975	23,553
Less: valuation allowance	(19,433)	(20,997)
Net deferred tax assets	1,542	2,556
Deferred tax liabilities:
Intangibles	(5,209)	(5,443)
Property, plant and equipment	(1,765)	(911)
Undistributed earnings of foreign subsidiaries	(984)	(1,056)
Gross deferred tax liabilities	(7,958)	(7,410)
Net deferred tax liabilities	$(6,416)	$(4,854)
As of December 31, 2021, we have approximately $149,212 of U.S. net operating loss carry forwards to offset future taxable income. Of this amount, $29,496 is subject to Internal Revenue Code §382 limitation but will be available to be fully utilized by no later than 2027. These carry forwards expire between 2028 through 2037. In addition, we have $1,205 of various credits available to offset future U.S. federal income tax.
As of December 31, 2021, we have approximately $1,033,956 of state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $100 of various credits available to offset future state income tax. The valuation allowance related to state net operating loss carry forwards as of December 31, 2021 and 2020 was $334 and $321, respectively. The net changes in the total state valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $13 and $320, respectively.
As of December 31, 2021, we had approximately $4,047 of Canadian net operating loss carry forwards before valuation allowances. These Canadian net operating losses are available to offset future taxable income. These carry forwards expire between 2040 and 2041.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
As of December 31, 2021, we had approximately $39,863 of Puerto Rico net operating loss carry forwards before valuation allowances. These Puerto Rico net operating losses are available to offset future taxable income. These carry forwards expire between 2022 and 2029. In addition, we have $178 of alternative minimum tax credits available to offset future Puerto Rico income tax.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings, the Company will not generate the minimum amount of future taxable income to support the realization of the deferred tax assets. As a result, management has determined that a valuation allowance related to Puerto Rico net operating loss carry forwards and other deferred tax assets is necessary. The valuation allowance for these deferred tax assets as of December 31, 2021 and 2020 was $19,099 and $20,676, respectively. The net change in the total valuation allowance for the years ended December 31, 2021 and 2020 was a decrease of $1,577 and $2,226, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry forward period increase.
As of December 31, 2021, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $19,682. Management does not designate these earnings as permanently reinvested and has recognized a deferred tax liability of approximately $984 related to foreign withholding taxes on these earnings. We have recognized a current year tax benefit of $77 related to 2021 earnings.
Under ASC 740, Income Taxes, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2019	$4,450
Additions for tax positions related to current year	862
Additions for tax positions related to prior years	667
Lapse of statute of limitations	(1,013)
Balance as of December 31, 2020	$4,966
Additions for tax positions related to current year	1,166
Additions for tax positions related to prior years	381
Reductions for tax positions related to prior years	(1,388)
Balance as of December 31, 2021	$5,125
Included in the balance of unrecognized benefits at December 31, 2021 is $5,125 of tax benefits that, if recognized in future periods, would impact our effective tax rate. During the years ended December 31, 2021 and 2020, we recognized interest and penalties of ($42) and $173, respectively, as a component of income tax expense (benefit) in connection with our liabilities related to uncertain tax positions.
Within the next twelve months, we expect to decrease our unrecognized tax benefits by approximately $1,389 as a result of the expiration of statute of limitations.
We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years prior to 2018, or for any U.S. state income tax audit prior to 2015. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2018 and 2017, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(13)Related Party Transactions
Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.
RTC Holdings, LLC (“RTC”), a telecommunications company, is 100% owned by entities owned by members of the Reilly family. Entities owned by Sean E. Reilly, President and Chief Executive Officer of the Company; Kevin P. Reilly, Jr., Executive Chairman of the Board of Directors; and members of their respective immediate families hold a majority stake in RTC of approximately 89%. The Reilly Family, LLC, which is owned by Sean E. Reilly, Kevin P. Reilly, Jr., members of our Board of Directors Anna Reilly and Wendell Reilly, and entities owned by each of them and members of their respective immediate families, holds the remaining minority stake in RTC of approximately 11%. On May 31, 2019, RTC acquired EATELCORP, LLC (“EATEL”) and its subsidiaries. EATEL provides phone and internet services to consumers and businesses in Louisiana. EATEL also provides data back-up and recovery services to businesses. During the years ended December 31, 2021 and 2020, the Company was a customer of EATEL for data back-up and recovery services. The aggregate amount paid by the Company to EATEL for such services was $315 and $311 for the years ended December 31, 2021 and 2020, respectively. The Company was also contracted by EATEL to provide advertising services in the aggregate amount of $139 and $134 for the years ended December 31, 2021 and 2020, respectively.
The Company had $1,066 and no receivables from employees or executive officers at December 31, 2021 and 2020, respectively.
On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, a leading global developer of programmatic technology for the digital out-of-home sector. For the year ended December 31, 2021, the Company recognized revenue of $10,586 from advertisements generated through Vistar's programmatic technology platform. We also incurred expenses of $880 related to these advertisements for the year ended December 31, 2021.
(14)Stockholders’ Equity
On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock, which shares were subsequently exchanged on a one for one basis in the REIT conversion. The Series AA preferred stock ranks senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock is entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2021 was $3,649. The Series AA preferred stock is entitled to one vote per share.
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
As of December 31, 2021, no shares of our Class A common stock have been sold under the 2021 Sales Agreement and accordingly $400,000 remained available to be sold under the 2021 Sales Agreement as of December 31, 2021.
On August 6, 2018, the Company filed an automatically effective shelf registration statement that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock, which expired in August 2021. There were no shares issued under this shelf registration during the year ended December 31, 2021. On June 21, 2021, the Company filed a new automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock on similar terms as the prior registration statement. As of December 31, 2021, the Company did not issue any shares under this shelf registration.
On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of December 31, 2021.
(15)Stock Compensation Plans
Equity Incentive Plan. Lamar’s 1996 Equity Incentive Plan, as amended, (the “1996 Plan”) has reserved 17.5 million shares of Class A common stock for issuance to directors and employees, including shares underlying granted options and common stock reserved for issuance under its performance-based incentive program. Options granted under the 1996 Plan expire ten years from the grant date with vesting terms ranging from three to five years which primarily includes 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the Nasdaq Global Select Market on the date of grant.
In February 2013, the 1996 Plan was amended to eliminate the provision that limited the amount of Class A common stock, including shares retained from an award, that could be withheld to satisfy tax withholding obligations to the minimum tax obligations required by law (except with respect to option awards). In accordance with ASC 718, Compensation – Stock Compensation, the Company is required to classify the awards affected by the amendment as liability-classified awards at fair value each period prior to their settlement. As of December 31, 2021 and 2020, the Company recorded a liability, in accrued expenses, of $30,450 and $11,589, respectively, related to its equity incentive awards affected by this amendment.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2021	5%	45%	2%	6
2020	5%	45%	2%	6
2019	5%	46%	2%	6
Information regarding the 1996 Plan for the year ended December 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, beginning of year	598,926	$60.34
Granted	76,500	103.88
Exercised	(156,491)	64.99
Outstanding, end of year	518,935	$65.36	5.00
Exercisable at end of year	353,035	$56.32	3.48
At December 31, 2021 there was $2,785 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 1.78 years.
Shares available for future stock option and restricted share grants to employees and directors under existing plans were 2,268,181 at December 31, 2021. The aggregate intrinsic value of options outstanding as of December 31, 2021 was $29,032, and the aggregate intrinsic value of options exercisable was $22,941. Total intrinsic value of options exercised was $5,572 for the year ended December 31, 2021.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Stock Purchase Plan. Lamar Advertising’s 2009 Employee Stock Purchase Plan (the “2009 ESPP”), approved by our shareholders on May 28, 2009, expired by its terms on June 30, 2019. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”).  The 2019 ESPP became effective upon the expiration of the 2009 ESPP. The number of shares of Class A common stock available for issuance under the 2019 ESPP was automatically increased by 86,490 shares on January 1, 2021 pursuant to the automatic increase provisions of the 2019 ESPP.
The following is a summary of 2019 ESPP share activity for the year ended December 31, 2021:

Shares
Available for future purchases, January 1, 2020	369,771
Additional shares reserved under 2019 ESPP	86,490
Purchases	(114,035)
Available for future purchases, December 31, 2021	342,226
Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Plan based on certain Company performance measures for fiscal year 2021. The number of shares to be issued, if any, are dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2021 results and are issued in the first half of 2022. The shares subject to these awards generally can range from a minimum of 0% to a maximum of either 100% of the target number of shares or 150% of a target dollar amount depending on the level at which the goals are attained. Based on the Company’s performance measures achieved through December 31, 2021, the Company has accrued $29,324 as stock-based compensation expense related to these agreements.
(16)Benefit Plans
The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2021, the Company maintained $8,164 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.
Savings and Profit Sharing Plan
The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company has the option to match 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company matched contributions of $5,811, $5,714 and $5,688 for the years ended December 31, 2021, 2020 and 2019, respectively.
Deferred Compensation Plan
The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers that have attained the age of 30 and have a minimum of 10 years of service to the Company and satisfy additional eligibility guidelines are eligible for annual contributions to the plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. For the years ended December 31, 2021, 2020 and 2019, the Company contributed $1,540, $1,616 and $1,675, respectively.

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
(17)Commitment and Contingencies
Off balance sheet arrangements
Our off balance sheet commitments consist of guaranteed minimum payments to local transit municipalities and airport authorities for agreements which entitle us to rent advertising space to customers, in airports and on buses, benches or shelters. Also included are other contractual agreements that occur in the ordinary course of business which do not meet the criteria of a lease under ASC 842. The following is a summary of the minimum payments related to these agreements.

2022	$35,641
2023	$28,865
2024	$24,526
2025	$20,397
2026	$8,498
Thereafter	$20,051
Legal matters
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
(18)Distribution Restrictions
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of the senior credit facility. As of December 31, 2021 and 2020, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $3,921,979 and $3,625,712, respectively.
As of December 31, 2021, the senior credit facility allows Lamar Media to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of December 31, 2021, transfers to Lamar Advertising are permitted under the senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of December 31, 2021, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $2,672,459.
(19)Fair Value of Financial Instruments
At December 31, 2021 and 2020, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and initial recognition of asset retirement obligations are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,059,961, which is greater than both the gross and carrying amount of $3,050,454 as of December 31, 2021. The majority of the fair value is

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).
(20)Information about Geographic Areas
Revenues from external customers attributable to foreign countries totaled $24,354, $22,819 and $34,517 for the years ended December 31, 2021, 2020 and 2019, respectively. Net carrying value of long-lived assets located in foreign countries totaled $11,318 and $8,727 as of December 31, 2021 and 2020, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.
(21) New Accounting Pronouncements
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. In January 2021, the FASB clarified the scope of this guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of December 31, 2021, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its financial statements.

SCHEDULE II
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2021
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$14,946	4,527	8,278	$11,195
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$20,997	—	1,564	$19,433
Year ended December 31, 2020
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$13,185	12,729	10,968	$14,946
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$22,902	—	1,905	$20,997
Year ended December 31, 2019
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,161	11,608	9,584	$13,185
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$23,934	—	1,032	$22,902

SCHEDULE III
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Schedule of Real Estate and Accumulated Depreciation
December 31, 2021, 2020 and 2019
(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
354,053 Displays	—	—	$3,439,618	$(2,287,590)	Various	Various	5 to 20 years
(1)No single asset exceeded 5% of the total gross carrying amount at December 31, 2021
(2)This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)Includes sites under construction
The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31, 2021	December 31, 2020	December 31, 2019
Gross real estate assets:
Balance at the beginning of the year	$3,293,778	$3,333,590	$3,201,434
Capital expenditures on new advertising displays(4)	45,427	21,598	59,604
Capital expenditures on improvements/redevelopments of existing advertising displays	21,287	13,021	25,025
Capital expenditures other recurring(5)	88,697	12,631	36,354
Land acquisitions(6)	17,151	8,980	22,965
Acquisition of advertising displays(7)	17,662	4,446	23,589
Assets sold or written-off	(44,466)	(100,906)	(35,320)
Foreign exchange	82	418	(61)
Balance at the end of the year	$3,439,618	$3,293,778	$3,333,590
Accumulated depreciation:
Balance at the beginning of the year	$2,192,700	$2,166,579	$2,082,335
Depreciation	126,805	111,049	111,531
Assets sold or written-off	(31,971)	(85,267)	(27,890)
Foreign exchange	56	339	603
Balance at the end of the year	$2,287,590	$2,192,700	$2,166,579
(4)Includes non-cash amounts of $1,541, $621 and $554  at December 31, 2021, 2020 and 2019, respectively
(5)Includes non-cash amounts of $48,848 at December 31, 2021 related to the revision in cost estimate included in the calculation of asset retirement obligations
(6)Includes preliminary allocation of assets acquired during 2021
(7)Includes non-cash amounts of $3,843 and $1,928 at December 31, 2021 and 2019, respectively

LAMAR MEDIA CORP.
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting	81
Report of Independent Registered Public Accounting Firm — Opinion on Internal Control Over Financial Reporting (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	82
Report of Independent Registered Public Accounting Firm — Opinion on the Consolidated Financial Statements (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	83
Consolidated Balance Sheets as of December 31, 2021 and 2020	85
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	86
Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2021, 2020 and 2019	87
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	88
Notes to Consolidated Financial Statements	89
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019	100
Schedule III — Schedule of Real Estate and Accumulated Depreciation as of December 31, 2021, 2020 and 2019	101

Management’s Report on Internal Control Over Financial Reporting
The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Lamar Media Corp.’s management assessed the effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Media Corp.’s management has concluded that, as of December 31, 2021, Lamar Media Corp.’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Lamar Media Corp.:
Opinion on Internal Control Over Financial Reporting

We have audited Lamar Media Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 25, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Lamar Media Corp.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the accounting lease term for the portfolio of billboard land leases

As discussed in Note 1 to the consolidated financial statements, which refers to Note 7 to the consolidated financial statements of Lamar Advertising Company, a lessee determines the lease term at the commencement date by identifying the non-cancellable period of the lease and then adding any periods for which it is reasonably certain to exercise a renewal option (or not to exercise a termination option). The Company has over 69,000 billboard land leases for which they determined the lease term using a portfolio approach, in accordance with which the negotiated stated initial lease term for each billboard land lease was concluded to be the lease term under Accounting Standards Codification Topic 842, Leases (ASC 842).

We identified the assessment of the lease term for the portfolio of billboard land leases, which affects the discount rate for the lease as well as the measurement of the lease liability and right of use asset, as a critical audit matter. In the Company’s billboard land leases, the Company typically has both unilateral renewal and termination options.

Determining the lease term involved a high degree of subjectivity as to whether the lease term should or should not include renewal periods (including periods after an optional termination date), the evaluation of which required subjective auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s billboard land lease process, including controls over the qualifications and experience of individuals negotiating the stated initial lease term, reconciliation of inputs into the system, approval of billboard land lease contracts, and annual evaluation of the renewals and terminations exercised by the Company during the year. We evaluated the competence, capabilities, and objectivity of the Company’s real estate team that negotiates the lease terms and conditions, and whether the team considers economic factors that are consistent with those enumerated in ASC 842 when negotiating the stated initial lease term and associated renewal and termination options. We inspected the Company’s assessment and conclusion about using the portfolio approach for its billboard land leases. We tested a sample of the Company’s billboard land lease population and obtained underlying documentation to evaluate whether the leases entered into are similar in terms of the lease agreement creation process, purpose for the lease (i.e. to host a Company billboard), and lease term considerations. We assessed the impact of billboard land leases with early terminations and renewals beyond the stated initial term to evaluate the Company’s assertion that use of the stated initial lease term as the lease term for its billboard land leases on a portfolio basis was appropriate.

/s/ KPMG LLP
KPMG LLP
We have served as the Company’s auditor since 1992.
Baton Rouge, Louisiana
February 25, 2022

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2021 and 2020
(In thousands, except share and per share data)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$99,288	$121,069
Receivables, net of allowance for doubtful accounts of $11,195 and $14,946 as of 2021 and 2020, respectively	269,917	240,854
Other current assets	18,902	18,147
Total current assets	388,107	380,070
Property, plant and equipment	3,782,288	3,615,505
Less accumulated depreciation and amortization	(2,445,014)	(2,333,656)
Net property, plant and equipment	1,337,274	1,281,849
Operating lease right of use assets	1,224,672	1,222,013
Financing lease right of use assets	16,890	19,670
Goodwill (note 3)	1,926,274	1,902,177
Intangible assets, net (note 3)	1,044,709	913,978
Other assets	93,105	54,950
Total assets	$6,031,031	$5,774,707
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$16,429	$12,017
Current maturities of long-term debt, net of deferred financing costs of $585 and $445 in 2021 and 2020, respectively (note 5)	174,778	122,434
Current operating lease liabilities	198,286	195,439
Current financing lease liabilities	1,331	1,331
Accrued expenses (note 4)	127,318	98,478
Deferred income	137,103	111,363
Total current liabilities	655,245	541,062
Long-term debt, net of deferred financing costs of $36,274 and $39,672 in 2021 and 2020, respectively (note 5)	2,838,817	2,764,082
Operating lease liabilities	995,356	993,776
Financing lease liabilities	17,277	18,608
Deferred income tax liabilities	6,416	4,854
Asset retirement obligation	269,367	222,876
Other liabilities	40,207	36,605
Total liabilities	4,822,685	4,581,863
Stockholder’s equity:
Common stock, $0.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2021 and 2020	—	—
Additional paid-in-capital	3,071,905	3,034,357
Accumulated comprehensive income	855	934
Accumulated deficit	(1,864,414)	(1,842,447)
Stockholder’s equity	1,208,346	1,192,844
Total liabilities and stockholder’s equity	$6,031,031	$5,774,707
See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Statements of Income
Net revenues	$1,787,401	$1,568,856	$1,753,644
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	576,507	557,661	590,078
General and administrative expenses (exclusive of depreciation and amortization)	326,636	287,874	318,380
Corporate expenses (exclusive of depreciation and amortization)	93,074	70,457	84,229
Depreciation and amortization	271,294	251,296	250,028
Gain on disposition of assets	(2,115)	(9,026)	(7,241)
	1,265,396	1,158,262	1,235,474
Operating income	522,005	410,594	518,170
Other expense (income):
Loss on extinguishment of debt	21,604	25,235	—
Interest income	(763)	(797)	(764)
Interest expense	106,384	137,623	150,616
Equity in earnings of investee	(3,384)	—	—
	123,841	162,061	149,852
Income before income tax expense (benefit)	398,164	248,533	368,318
Income tax expense (benefit)	9,256	4,660	(4,222)
Net income	$388,908	$243,873	$372,540
Statements of Comprehensive Income
Net income	$388,908	$243,873	$372,540
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(79)	249	673
Comprehensive income	$388,829	$244,122	$373,213
See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2021, 2020 and 2019
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2018	$—	2,922,907	12	(1,802,723)	1,120,196
Contribution from parent	—	69,822	—	—	69,822
Foreign currency translations	—	—	673	—	673
Net income	—	—	—	372,540	372,540
Dividend to parent	—	—	—	(393,700)	(393,700)
Balance, December 31, 2019	$—	2,992,729	685	(1,823,883)	1,169,531
Contribution from parent	—	41,628	—	—	41,628
Foreign currency translations	—	—	249	—	249
Net income	—	—	—	243,873	243,873
Dividend to parent	—	—	—	(262,437)	(262,437)
Balance, December 31, 2020	$—	3,034,357	934	(1,842,447)	1,192,844
Contribution from parent	—	37,548	—	—	37,548
Foreign currency translations	—	—	(79)	—	(79)
Net income	—	—	—	388,908	388,908
Dividend to parent	—	—	—	(410,875)	(410,875)
Balance, December 31, 2021	$—	3,071,905	855	(1,864,414)	1,208,346
See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$388,908	$243,873	$372,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271,294	251,296	250,028
Non-cash compensation	37,368	18,772	29,647
Amortization included in interest expense	5,877	5,909	5,365
Gain on disposition of assets and investments	(2,115)	(9,026)	(7,241)
Loss on extinguishment of debt	21,604	25,235	—
Equity in earnings of investee	(3,384)	—	—
Deferred income tax expense (benefit)	1,574	(797)	(14,130)
Provision for doubtful accounts	4,527	12,729	10,608
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(24,684)	1,287	(28,357)
Prepaid expenses	(5,493)	591	275
Other assets	5,030	7,629	(11,257)
Increase (decrease) in:
Trade accounts payable	1,308	841	700
Accrued expenses	9,553	10,052	(1,597)
Operating lease liabilities	3,819	24,549	9,102
Other liabilities	360	(53,911)	(10,743)
Cash flows provided by operating activities	715,546	539,029	604,940
Cash flows from investing activities:
Capital expenditures	(126,090)	(62,272)	(140,956)
Acquisitions	(312,257)	(45,584)	(226,278)
Payment for investments in equity securities	(30,000)	—	—
Decrease (increase) in notes receivable	107	—	(448)
Proceeds received from property insurance claims	—	—	210
Proceeds from disposition of assets and investments	6,480	10,968	5,438
Cash flows used in investing activities	(461,760)	(96,888)	(362,034)
Cash flows from financing activities:
Proceeds received from revolving credit facility	200,000	725,000	495,000
Payments on revolving credit facility	(25,000)	(875,000)	(625,000)
Principal payments on long-term debt	(378)	(9,112)	(34,471)
Borrowings on long term debt	—	8,750	—
Principal payments on financing leases	(1,331)	—	—
Proceeds received from senior credit facility term loans	—	598,500	—
Proceeds received from accounts receivable securitization program	180,000	122,500	9,000
Payments on accounts receivable securitization program	(127,500)	(175,000)	(9,000)
Debt issuance costs	(8,823)	(32,950)	(4,463)
Proceeds received from note offering	550,000	1,549,250	255,000
Redemption of senior notes and senior subordinated notes	(668,688)	(1,058,596)	—
Payment on senior credit facility term loans	—	(978,097)	—
Distributions to non-controlling interest	(601)	(1,509)	(621)
Dividends to parent	(410,875)	(262,437)	(393,700)
Contributions from parent	37,548	41,628	69,822
Cash flows used in financing activities	(275,648)	(347,073)	(238,433)
Effect of exchange rate changes in cash and cash equivalents	81	313	221
Net (decrease) increase in cash and cash equivalents	(21,781)	95,381	4,694
Cash and cash equivalents at beginning of period	121,069	25,688	20,994
Cash and cash equivalents at end of period	$99,288	$121,069	$25,688
Supplemental disclosures of cash flow information:
Cash paid for interest	$112,080	$130,864	$139,585
Cash paid for state and federal income taxes	$8,388	$4,033	$14,449
See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1)Description of the Business and Significant Accounting Policies
(a)Nature of Business
Lamar Media Corp. (“Lamar Media”) is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media is engaged in the outdoor advertising business operating approximately 153,800 outdoor advertising displays in 45 states and Canada. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.
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
Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 3, 5, 7, 10, 11, 12, 13, 14, 15, 16, 17, 18, 19, 20, and 21 and portions of note 1 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this filing are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.
(b)Principles of Consolidation
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
(2)Non-cash Financing Activities
During the year ended December 31, 2020, the Company had non-cash financing activities related to financing lease liabilities of $19,891. There were no significant non-cash financing activities during the years ended December 31, 2021 and 2019.
(3)Goodwill and Other Intangible Assets
The following is a summary of intangible assets at December 31, 2021 and 2020:

	Estimated Life (Years)	2021		2020
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7—10	$676,846	$587,056	$645,739	$563,135
Non-competition agreement	3—15	69,276	64,942	66,156	64,647
Site locations	15	2,619,531	1,680,333	2,412,745	1,593,805
Other	2—15	50,716	39,329	49,472	38,547
		$3,416,369	$2,371,660	$3,174,112	$2,260,134
Unamortizable Intangible Assets:
Goodwill		$2,178,941	$252,667	$2,154,844	$252,667

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The changes in the gross carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows:

Balance as of December 31, 2019	$2,154,790
Purchase price adjustments and other	54
Balance as of December 31, 2020	2,154,844
Goodwill acquired during the year	24,089
Purchase price adjustments and other	8
Balance as of December 31, 2021	$2,178,941
(4)Accrued Expenses
The following is a summary of accrued expenses at December 31, 2021 and 2020:

	2021	2020
Payroll	$36,531	$17,034
Interest	22,009	33,583
Accrued variable lease and contract expense	21,487	19,274
Non-cash compensation	30,450	11,589
Other	16,841	16,998
	$127,318	$98,478
(5)Long-term Debt
Long-term debt consists of the following at December 31, 2021 and 2020:

	December 31, 2021
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$773,717	$9,306	$764,411
Accounts Receivable Securitization Program	175,000	585	174,415
3 3/4% Senior Notes	600,000	7,036	592,964
3 5/8% Senior Notes	550,000	7,711	542,289
4% Senior Notes	549,359	7,208	542,151
4 7/8% Senior Notes	400,000	5,013	394,987
Other notes with various rates and terms	2,378	—	2,378
	3,050,454	36,859	3,013,595
Less current maturities	(175,363)	(585)	(174,778)
Long-term debt, excluding current maturities	$2,875,091	$36,274	$2,838,817

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	December 31, 2020
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$598,466	$11,569	$586,897
Accounts Receivable Securitization Program	122,500	445	122,055
3 3/4% Senior Notes	600,000	8,031	591,969
4% Senior Notes	549,280	7,911	541,369
4 7/8% Senior Notes	400,000	5,586	394,414
5 3/4% Senior Notes	653,631	6,575	647,056
Other notes with various rates and terms	2,756	—	2,756
	2,926,633	40,117	2,886,516
Less current maturities	(122,879)	(445)	(122,434)
Long-term debt, excluding current maturities	$2,803,754	$39,672	$2,764,082
Long-term debt contractual maturities are as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2022	$363	$—	$363
2023	$381	$—	$381
2024	$175,400	$585	$174,815
2025	$175,420	$3,371	$172,049
2026	$442	$—	$442
Later years	$2,698,448	$32,903	$2,665,545
(6)Related Party Transactions
Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.
As of December 31, 2021 and 2020, there was a payable to Lamar Advertising Company, its parent, in the amount of $3,018 and $3,928, respectively.
Effective December 31, 2021 and 2020, Lamar Advertising Company contributed $37,548 and $41,628, respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.
(7)    Summarized Financial Information of Subsidiaries
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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Condensed Consolidating Balance Sheet as of December 31, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
ASSETS
Total current assets	$91,119	$29,379	$267,609	$—	$388,107
Net property, plant and equipment	—	1,321,526	15,748	—	1,337,274
Operating lease right of use assets	—	1,198,934	25,738	—	1,224,672
Intangibles and goodwill, net	—	2,953,600	17,383	—	2,970,983
Other assets	4,188,436	311,046	187,044	(4,576,531)	109,995
Total assets	$4,279,555	$5,814,485	$513,522	$(4,576,531)	$6,031,031
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$363	$174,415	$—	$174,778
Current operating lease liabilities	—	190,748	7,538	—	198,286
Other current liabilities	22,009	246,030	14,142	—	282,181
Total current liabilities	22,009	437,141	196,095	—	655,245
Long-term debt	2,836,801	2,016	—	—	2,838,817
Operating lease liabilities	—	977,463	17,893	—	995,356
Other noncurrent liabilities	212,399	292,194	292,281	(463,607)	333,267
Total liabilities	3,071,209	1,708,814	506,269	(463,607)	4,822,685
Stockholder's equity	1,208,346	4,105,671	7,253	(4,112,924)	1,208,346
Total liabilities and stockholder's equity	$4,279,555	$5,814,485	$513,522	$(4,576,531)	$6,031,031

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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Year Ended December 31, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income
Net revenues	$—	$1,752,106	$37,055	$(1,760)	$1,787,401
Operating expenses (income)
Direct advertising expenses(1)	—	552,953	25,314	(1,760)	576,507
General and administrative expenses(1)	—	322,278	4,358	—	326,636
Corporate expenses(1)	—	91,479	1,595	—	93,074
Depreciation and amortization	—	267,141	4,153	—	271,294
Gain on disposition of assets	—	(1,965)	(150)	—	(2,115)
	—	1,231,886	35,270	(1,760)	1,265,396
Operating income	—	520,220	1,785	—	522,005
Loss on debt extinguishment	21,604	—	—	—	21,604
Equity in (earnings) loss of subsidiaries	(515,288)	—	—	515,288	—
Interest expense (income), net	104,776	(44)	889	—	105,621
Equity in earnings of investee	—	(3,384)	—	—	(3,384)
Income (loss) before income tax expense (benefit)	388,908	523,648	896	(515,288)	398,164
Income tax expense (benefit)(2)	—	9,556	(300)	—	9,256
Net income (loss)	$388,908	$514,092	$1,196	$(515,288)	$388,908
Statement of Comprehensive Income
Net income (loss)	$388,908	$514,092	$1,196	$(515,288)	$388,908
Total other comprehensive loss, net of tax	—	—	(79)	—	(79)
Total comprehensive income (loss)	$388,908	$514,092	$1,117	$(515,288)	$388,829
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
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Year Ended December 31, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income
Net revenues	$—	$1,536,534	$33,965	$(1,643)	$1,568,856
Operating expenses (income)
Direct advertising expenses(1)	—	533,803	25,501	(1,643)	557,661
General and administrative expenses(1)	—	281,293	6,581	—	287,874
Corporate expenses(1)	—	69,478	979	—	70,457
Depreciation and amortization	—	249,299	1,997	—	251,296
(Gain) loss on disposition of assets	—	(9,036)	10	—	(9,026)
	—	1,124,837	35,068	(1,643)	1,158,262
Operating income (loss)	—	411,697	(1,103)	—	410,594
Loss on debt extinguishment	25,235	—	—	—	25,235
Equity in (earnings) loss of subsidiaries	(404,332)	—	—	404,332	—
Interest expense (income), net	135,224	(175)	1,777	—	136,826
Income (loss) before income tax expense (benefit)	243,873	411,872	(2,880)	(404,332)	248,533
Income tax expense (benefit)(2)	—	5,203	(543)	—	4,660
Net income (loss)	$243,873	$406,669	$(2,337)	$(404,332)	$243,873
Statement of Comprehensive Income
Net income (loss)	$243,873	$406,669	$(2,337)	$(404,332)	$243,873
Total other comprehensive income, net of tax	—	—	249	—	249
Total comprehensive income (loss)	$243,873	$406,669	$(2,088)	$(404,332)	$244,122
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
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Year Ended December 31, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income
Net revenues	$—	$1,709,691	$46,804	$(2,851)	$1,753,644
Operating expenses (income)
Direct advertising expenses(1)	—	564,877	28,052	(2,851)	590,078
General and administrative expenses(1)	—	310,813	7,567	—	318,380
Corporate expenses(1)	—	82,652	1,577	—	84,229
Depreciation and amortization	—	247,191	2,837	—	250,028
Gain on disposition of assets	—	(3,103)	(4,138)	—	(7,241)
	—	1,202,430	35,895	(2,851)	1,235,474
Operating income	—	507,261	10,909	—	518,170
Equity in (earnings) loss of subsidiaries	(517,516)	—	—	517,516	—
Interest expense (income), net	144,976	(149)	5,025	—	149,852
Income (loss) before income tax (benefit) expense	372,540	507,410	5,884	(517,516)	368,318
Income tax (benefit) expense(2)	—	(7,360)	3,138	—	(4,222)
Net income (loss)	$372,540	$514,770	$2,746	$(517,516)	$372,540
Statement of Comprehensive Income
Net income (loss)	$372,540	$514,770	$2,746	$(517,516)	$372,540
Total other comprehensive income, net of tax	—	—	673	—	673
Total comprehensive income (loss)	$372,540	$514,770	$3,419	$(517,516)	$373,213
(1)Caption is exclusive of depreciation and amortization.
(2)The income tax (benefit) expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$596,116	$849,072	$(21,301)	$(708,341)	$715,546
Cash flows from investing activities:
Capital expenditures	—	(119,728)	(6,362)	—	(126,090)
Acquisitions	—	(312,257)	—	—	(312,257)
Payment for investments in equity securities	—	(30,000)	—	—	(30,000)
Proceeds from disposition of assets and investments	—	6,480	—	—	6,480
Investment in subsidiaries	(342,257)	—	—	342,257	—
Decrease (increase) in intercompany notes receivable	51,976	—	—	(51,976)	—
Decrease in notes receivable	—	107	—	—	107
Net cash (used in) provided by investing activities	(290,281)	(455,398)	(6,362)	290,281	(461,760)
Cash flows from financing activities:
Proceeds received from revolving credit facility	200,000	—	—	—	200,000
Payment on revolving credit facility	(25,000)	—	—	—	(25,000)
Principal payments on long-term debt	—	(378)	—	—	(378)
Principal payments on financing leases	—	(1,331)	—	—	(1,331)
Proceeds received from note offering	550,000	—	—	—	550,000
Redemption of senior notes and senior subordinated notes	(668,688)	—	—	—	(668,688)
Payment on accounts receivable securitization program	—	—	(127,500)	—	(127,500)
Proceeds received from accounts receivable securitization program	—	—	180,000	—	180,000
Debt issuance costs	(8,385)	—	(438)	—	(8,823)
Intercompany loan (payments) proceeds	—	(24,119)	(27,857)	51,976	—
Distributions to non-controlling interest	—	—	(601)	—	(601)
Dividends (to) from parent	(410,875)	(708,341)	—	708,341	(410,875)
Contributions from (to) parent	37,548	342,257	—	(342,257)	37,548
Net cash (used in) provided by financing activities	(325,400)	(391,912)	23,604	418,060	(275,648)
Effect of exchange rate changes in cash and cash equivalents	—	—	81	—	81
Net (decrease) increase in cash and cash equivalents	(19,565)	1,762	(3,978)	—	(21,781)
Cash and cash equivalents at beginning of period	110,588	1,732	8,749	—	121,069
Cash and cash equivalents at end of period	$91,023	$3,494	$4,771	$—	$99,288

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$495,872	$668,673	$(5,639)	$(619,877)	$539,029
Cash flows from investing activities:
Capital expenditures	—	(56,772)	(5,500)	—	(62,272)
Acquisitions	577	(46,161)	—	—	(45,584)
Proceeds from disposition of assets and investments	—	10,968	—	—	10,968
Investment in subsidiaries	(46,161)	—	—	46,161	—
(Increase) decrease in intercompany notes receivable	(60,183)	—	—	60,183	—
Net cash (used in) provided by investing activities	(105,767)	(91,965)	(5,500)	106,344	(96,888)
Cash flows from financing activities:
Proceeds received from revolving credit facility	725,000	—	—	—	725,000
Payment on revolving credit facility	(875,000)	—	—	—	(875,000)
Principal payments on long-term debt	—	(9,112)	—	—	(9,112)
Borrowings on long-term debt	—	8,750	—	—	8,750
Proceeds received from note offering	1,549,250	—	—	—	1,549,250
Redemption of senior notes and senior subordinated notes	(1,058,596)	—	—	—	(1,058,596)
Proceeds received from senior credit facility term loans	598,500	—	—	—	598,500
Payments on senior credit facility term loans	(978,097)	—	—	—	(978,097)
Proceeds received from accounts receivable securitization program	—	—	122,500	—	122,500
Payment on accounts receivable securitization program	—	—	(175,000)	—	(175,000)
Debt issuance costs	(32,950)	—	—	—	(32,950)
Intercompany loan (payments) proceeds	—	(9,176)	69,359	(60,183)	—
Distributions to non-controlling interest	—	—	(1,509)	—	(1,509)
Dividends (to) from parent	(262,437)	(619,877)	—	619,877	(262,437)
Contributions from (to) parent	41,628	46,161	—	(46,161)	41,628
Net cash (used in) provided by financing activities	(292,702)	(583,254)	15,350	513,533	(347,073)
Effect of exchange rate changes in cash and cash equivalents	—	—	313	—	313
Net increase (decrease) in cash and cash equivalents	97,403	(6,546)	4,524	—	95,381
Cash and cash equivalents at beginning of period	13,185	8,278	4,225	—	25,688
Cash and cash equivalents at end of period	$110,588	$1,732	$8,749	$—	$121,069

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2019

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$469,907	$738,030	$6,660	$(609,657)	$604,940
Cash flows from investing activities:
Acquisitions	—	(226,278)	—	—	(226,278)
Capital expenditures	—	(136,696)	(4,260)	—	(140,956)
Proceeds from disposition of assets and investments	—	5,438	—	—	5,438
Proceeds received from insurance claims	—	210	—	—	210
Investment in subsidiaries	(226,278)	—	—	226,278	—
Decrease (increase) in intercompany notes receivable	3,787	—	—	(3,787)	—
Increase in notes receivable	(448)	—	—	—	(448)
Net cash (used in) provided by investing activities	(222,939)	(357,326)	(4,260)	222,491	(362,034)
Cash flows from financing activities:
Proceeds received from revolving credit facility	495,000	—	—	—	495,000
Payment on revolving credit facility	(625,000)	—	—	—	(625,000)
Principal payments on long-term debt	(34,471)	—	—	—	(34,471)
Proceeds received from accounts receivable securitization program	—	—	9,000	—	9,000
Payment on accounts receivable securitization program	—	—	(9,000)	—	(9,000)
Debt issuance costs	(4,463)	—	—	—	(4,463)
Proceeds received from note offering	255,000	—	—	—	255,000
Intercompany loan (payments) proceeds	—	(702)	(3,085)	3,787	—
Distributions to non-controlling interest	—	—	(621)	—	(621)
Contributions from (to) parent	69,822	226,278	—	(226,278)	69,822
Dividends (to) from parent	(393,700)	(609,657)	—	609,657	(393,700)
Net cash (used in) provided by financing activities	(237,812)	(384,081)	(3,706)	387,166	(238,433)
Effect of exchange rate changes in cash and cash equivalents	—	—	221	—	221
Net increase (decrease) in cash and cash equivalents	9,156	(3,377)	(1,085)	—	4,694
Cash and cash equivalents at beginning of period	4,029	11,655	5,310	—	20,994
Cash and cash equivalents at end of period	$13,185	$8,278	$4,225	$—	$25,688

SCHEDULE II
LAMAR MEDIA CORP.
AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2021
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$14,946	4,527	8,278	$11,195
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$20,997	—	1,564	$19,433
Year ended December 31, 2020
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$13,185	12,729	10,968	$14,946
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$22,902	—	1,905	$20,997
Year ended December 31, 2019
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,161	11,608	9,584	$13,185
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$23,934	—	1,032	$22,902

SCHEDULE III
LAMAR MEDIA CORP.
AND SUBSIDIARIES
Schedule of Real Estate and Accumulated Depreciation
December 31, 2021, 2020 and 2019
(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
354,053 Displays	—	—	$3,439,618	$(2,287,590)	Various	Various	5 to 20 years
(1)No single asset exceeded 5% of the total gross carrying amount at December 31, 2021
(2)This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)Includes sites under construction
The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31, 2021	December 31, 2020	December 31, 2019
Gross real estate assets:
Balance at the beginning of the year	$3,293,778	$3,333,590	$3,201,434
Capital expenditures on new advertising displays(4)	45,427	21,598	59,604
Capital expenditures on improvements/redevelopments of existing advertising displays	21,287	13,021	25,025
Capital expenditures other recurring(5)	88,697	12,631	36,354
Land acquisitions(6)	17,151	8,980	22,965
Acquisition of advertising displays(7)	17,662	4,446	23,589
Assets sold or written-off	(44,466)	(100,906)	(35,320)
Foreign exchange	82	418	(61)
Balance at the end of the year	$3,439,618	$3,293,778	$3,333,590
Accumulated depreciation:
Balance at the beginning of the year	$2,192,700	$2,166,579	$2,082,335
Depreciation	126,805	111,049	111,531
Assets sold or written-off	(31,971)	(85,267)	(27,890)
Foreign exchange	56	339	603
Balance at the end of the year	$2,287,590	$2,192,700	$2,166,579
(4)Includes non-cash amounts of $1,541, $621 and $554 at December 31, 2021, 2020 and 2019, respectively
(5)Includes non-cash amounts of $48,848 at December 31, 2021 related to the revision in cost estimate included in the calculation of asset retirement obligations
(6)Includes preliminary allocation of assets acquired during 2021
(7)Includes non-cash amounts of $3,843 and $1,928 and at December 31, 2021 and 2019, respectively

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Lamar Advertising Company
None.
Lamar Media Corp.
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2021, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.
Management’s Report on Internal Control Over Financial Reporting
Lamar Advertising Company
The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 44 of this combined Annual Report and is incorporated herein by reference.
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
Lamar Media Corp.
Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 81 of this combined Annual Report and is incorporated herein by reference.
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
Lamar Media Corp.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

4(h)(1)
Indenture, dated as of January 22, 2021, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 3.625% Senior Notes due 2031.
Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on January 28, 2021 and incorporated herein by reference.

4(h)(2)	Form of 3.625% Senior Notes due 2031.
Previously filed with the Indenture dated January 22, 2021, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on January 28, 2021 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(h)(3)	Form of 3.625% Senior Exchange Notes due 2031.
Previously filed with the Indenture dated January 22, 2021, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on January 28, 2021 and incorporated herein by reference.

4(i)	Agreement of Resignation, Appointment and Acceptance, dated as of June 14, 2021, by and among Lamar Media, as issuer, U.S. Bank National Association, as successor trustee, and The Bank of New York Mellon Trust Company, N.A., as resigning trustee.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on June 21, 2021 and incorporated herein by reference.

10(a)(1)*	Lamar Advertising Company 1996 Equity Incentive Plan, as amended and restated by the Board of Directors on December 12, 2019.
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
10(e)(12)
Fifth Amendment to the Receivables Financing Agreement, dated as of May 24, 2021, among Lamar Media, as Initial Servicer, Lamar TRS Receivables, LLC and Lamar QRS Receivables, LLC as borrowers, and PNC Bank, National Association, as Administrative Agent and a Lender.
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

10(f)(6)	Second Restatement Agreement, dated as of February 3, 2014, by and among Lamar Media, the Company, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (including the Second Amended and Restated Credit Agreement as Exhibit A thereto).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 7, 2014 and incorporated herein by reference.

10(f)(7)	Amendment No. 1, dated as of April 18, 2014, to the Second Amended and Restated Credit Agreement, dated as of February 3, 2014, by and among Lamar Media, the Company, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 22, 2014 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(f)(8)	Incremental Amendment No. 1 dated January 7, 2016 to the Second Amended and Restated Credit Agreement, dated as of February 3, 2014, as amended by and among Lamar Media, the Company, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on January 13, 2016 and incorporated herein by reference.

10(f)(9)	Amendment No. 2, dated as of March 4, 2016, to the Second Amended and Restated Credit Agreement, dated as of February 3, 2014, as amended by and among Lamar Media, the Company, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders party thereto.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on March 8, 2016 and incorporated herein by reference.

10(f)(10)	Third Restatement Agreement, dated as of May 15, 2017, by and among Lamar Media, the Company, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (including the Third Amended and Restated Credit Agreement as Exhibit A thereto).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2017 and incorporated herein by reference.

10(f)(11)	Amendment No. 1 dated as of March 16, 2018 to the Third Restatement Agreement, by and among Lamar Media, the Company, the subsidiary guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (including the Third Amended and Restated Credit Agreement, as amended for Amendment No. 1, as Exhibit A thereto).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on March 21, 2018 and incorporated herein by reference.

10(f)(12)	Amendment No. 2 dated as of December 6, 2018 to the Third Restatement Agreement, by and among Lamar Media, the Company, the subsidiary guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (including the Third Amended and Restated Credit Agreement, as amended for Amendment No. 2, as Exhibit A thereto).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 12, 2018 and incorporated herein by reference.

10(f)(13)	Incremental Amendment No. 1, dated January 17, 2019, by and among Lamar Media, Lamar Advertising, the subsidiary guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 10.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on January 22, 2019 and incorporated herein by reference.

10(f)(14)	Joinder Agreement, dated as of July 19, 2010, to the Credit Agreement dated as of April 28, 2010 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Arizona Logos, L.L.C.
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

10(f)(29)	Fourth Amended and Restated Credit Agreement, dated as of February 6, 2020, by and among Lamar Media, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10(l)*	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company, dated as of November 18, 2014.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

14(a)	Lamar Advertising Company Code of Business Conduct and Ethics.	Filed herewith.

21(a)	Subsidiaries of the Company.	Filed herewith.

22(a)	Subsidiary guarantors of Lamar Media.	Filed herewith.

23(a)	Consent of KPMG LLP.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
31(a)	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

31(b)	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101
The following materials from the combined Annual Report of the Company and Lamar Media Corp. on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020 of the Company and Lamar Media, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019 of the Company and Lamar Media, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019 of the Company and Lamar Media, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 of the Company and Lamar Media, and (v) Notes to Consolidated Financial Statements of the Company and Lamar Media.

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

LAMAR ADVERTISING COMPANY

February 25, 2022	By:	/s/ Sean E. Reilly
Sean E. Reilly
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Reilly	President and Chief Executive Officer (Principal Executive Officer)	2/25/22
Sean E. Reilly

/s/ Jay L. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	2/25/22
Jay L. Johnson

/s/ Kevin P. Reilly, Jr.	Executive Chairman and Director	2/25/22
Kevin P. Reilly, Jr.

/s/ Wendell S. Reilly	Director	2/25/22
Wendell S. Reilly

/s/ Stephen P. Mumblow	Director	2/25/22
Stephen P. Mumblow

/s/ Marshall A. Loeb	Director	2/25/22
Marshall A. Loeb

/s/ Thomas Reifenheiser	Director	2/25/22
Thomas Reifenheiser

/s/ Anna Reilly	Director	2/25/22
Anna Reilly

/s/ John E. Koerner, III	Director	2/25/22
John E. Koerner, III

/s/ Elizabeth Thompson	Director	2/25/22
Elizabeth Thompson

/s/ Nancy Fletcher	Director	2/25/22
Nancy Fletcher

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

February 25, 2022	By:	/s/ Sean E. Reilly
Sean E. Reilly
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	Executive Chairman and Director	2/25/22
Kevin P. Reilly, Jr.

/s/ Sean E. Reilly	President and Chief Executive Officer (Principal Executive Officer)	2/25/22
Sean E. Reilly

/s/ Jay L. Johnson	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	2/25/22
Jay L. Johnson

/s/ Lee Kantrow, Jr.	Executive Vice President of Mergers and Acquisitions and Director	2/25/22
Lee Kantrow, Jr.