Form 10-Q
period 2022-03-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2022-05-05
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of April 29, 2022: 87,062,017
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of April 29, 2022: 14,420,085
The number of shares of Lamar Media Corp. common stock outstanding as of April 29, 2022: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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
•our ability to integrate acquired assets and realize operating efficiency from acquisitions;
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
Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the actual results, performance or achievements of Lamar Advertising Company (referred to herein as the “Company” or “Lamar Advertising”) or Lamar Media Corp. (referred to herein as “Lamar Media”) to differ materially from those expressed or implied by the forward-looking statements:
•the state of the economy and financial markets generally and their effects on the markets in which we operate and the broader demand for advertising, including inflationary pressures;
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
For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2021 of the Company and Lamar Media (the “2021 Combined Form 10-K”), filed on February 25, 2022, and as such risk factors may be further updated or supplemented, from time to time, in our future combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,878	$99,788
Receivables, net of allowance for doubtful accounts of $10,293 and $11,195 in 2022 and 2021, respectively	255,641	269,917
Other current assets	36,127	18,902
Total current assets	407,646	388,607
Property, plant and equipment	3,806,905	3,782,288
Less accumulated depreciation and amortization	(2,465,436)	(2,445,014)
Net property, plant and equipment	1,341,469	1,337,274
Operating lease right of use assets	1,236,538	1,224,672
Financing lease right of use assets	16,177	16,890
Goodwill	1,936,465	1,936,426
Intangible assets, net	1,061,391	1,045,177
Other assets	94,177	98,448
Total assets	$6,093,863	$6,047,494
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,006	$16,429
Current maturities of long-term debt, net of deferred financing costs of $528 and $585 in 2022 and 2021, respectively	174,836	174,778
Current operating lease liabilities	166,275	198,286
Current financing lease liabilities	1,331	1,331
Accrued expenses	84,869	135,038
Deferred income	131,352	137,103
Total current liabilities	571,669	662,965
Long-term debt, net of deferred financing costs of $34,943 and $36,274 in 2022 and 2021, respectively	2,955,138	2,838,817
Operating lease liabilities	1,007,403	995,356
Financing lease liabilities	16,944	17,277
Deferred income tax liabilities	6,057	6,416
Asset retirement obligation	273,856	269,367
Other liabilities	38,935	40,207
Total liabilities	4,870,002	4,830,405
Stockholders’ equity:
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2022 and 2021	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized; 87,845,125 and 87,540,838 shares issued at 2022 and 2021, respectively; 87,062,017 and 86,852,821 outstanding at 2022 and 2021, respectively	88	88
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2022 and 2021	14	14
Additional paid-in capital	2,037,845	2,001,399
Accumulated comprehensive income	1,169	855
Accumulated deficit	(753,957)	(734,415)
Cost of shares held in treasury, 783,108 and 688,017 shares at 2022 and 2021, respectively	(61,298)	(50,852)
Stockholders’ equity	1,223,861	1,217,089
Total liabilities and stockholders’ equity	$6,093,863	$6,047,494
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Statements of Income
Net revenues	$451,388	$370,881
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	157,772	131,215
General and administrative expenses (exclusive of depreciation and amortization)	83,084	72,649
Corporate expenses (exclusive of depreciation and amortization)	22,012	17,760
Depreciation and amortization	68,627	60,749
Gain on disposition of assets	(563)	(415)
	330,932	281,958
Operating income	120,456	88,923
Other expense (income)
Loss on extinguishment of debt	—	21,604
Interest income	(215)	(174)
Interest expense	26,786	28,154
Equity in earnings of investee	(746)	—
	25,825	49,584
Income before income tax expense	94,631	39,339
Income tax expense	2,480	1,010
Net income	92,151	38,329
Cash dividends declared and paid on preferred stock	91	91
Net income applicable to common stock	$92,060	$38,238
Earnings per share:
Basic earnings per share	$0.91	$0.38
Diluted earnings per share	$0.91	$0.38
Cash dividends declared per share of common stock	$1.10	$0.75
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	101,339,558	100,967,861
Weighted average common shares outstanding diluted	101,540,213	101,138,042
Statements of Comprehensive Income
Net income	$92,151	$38,329
Other comprehensive income
Foreign currency translation adjustments	314	204
Comprehensive income	$92,465	$38,533
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2021	$—	$88	$14	$(50,852)	$2,001,399	$855	$(734,415)	$1,217,089
Non-cash compensation	—	—	—	—	1,405	—	—	1,405
Issuance of 241,750 shares of common stock through stock awards	—	—	—	—	30,145	—	—	30,145
Exercise of 26,190 shares of stock options	—	—	—	—	1,307	—	—	1,307
Issuance of 36,347 shares of common stock through employee purchase plan	—	—	—	—	3,589	—	—	3,589
Purchase of 95,091 shares of treasury stock	—	—	—	(10,446)	—	—	—	(10,446)
Foreign currency translation	—	—	—	—	—	314	—	314
Net income	—	—	—	—	—	—	92,151	92,151
Dividends/distributions to common shareholders ($1.10 per common share)	—	—	—	—	—	—	(111,602)	(111,602)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2022	$—	$88	$14	$(61,298)	$2,037,845	$1,169	$(753,957)	$1,223,861

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2020	$—	$87	$14	$(44,786)	$1,963,850	$934	$(717,331)	$1,202,768
Non-cash compensation	—	—	—	—	1,060	—	—	1,060
Issuance of 149,000 shares of common stock through stock awards	—	—	—	—	13,376	—	—	13,376
Exercise of 82,101 shares of stock options	—	—	—	—	5,224	—	—	5,224
Issuance of 31,824 shares of common stock through employee purchase plan	—	—	—	—	2,172	—	—	2,172
Purchase of 65,290 shares of treasury stock	—	—		(5,717)	—	—	—	(5,717)
Foreign currency translation	—	—	—	—	—	204	—	204
Net income	—	—	—	—	—	—	38,329	38,329
Dividends/distributions to common shareholders ($0.75 per common share)	—	—	—	—	—	—	(75,818)	(75,818)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2021	$—	$87	$14	$(50,503)	$1,985,682	$1,138	$(754,911)	$1,181,507
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$92,151	$38,329
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	68,627	60,749
Stock-based compensation	1,780	3,675
Amortization included in interest expense	1,471	1,371
Gain on disposition of assets and investments	(563)	(415)
Loss on extinguishment of debt	—	21,604
Equity in earnings of investee	(746)	—
Deferred tax benefit	(342)	(1,020)
Provision for doubtful accounts	(39)	(371)
Changes in operating assets and liabilities
Decrease (increase) in:
Receivables	14,394	22,691
Prepaid expenses	(5,537)	(1,408)
Other assets	(8,265)	(5,438)
(Decrease) increase in:
Trade accounts payable	(1,496)	(1,147)
Accrued expenses	(22,500)	(22,182)
Operating lease liabilities	(30,786)	(34,250)
Other liabilities	(6,111)	1,130
Net cash provided by operating activities	102,038	83,318
Cash flows from investing activities:
Acquisitions	(55,293)	(3,333)
Capital expenditures	(28,759)	(16,332)
Proceeds from disposition of assets and investments	710	1,842
Net cash used in investing activities	(83,342)	(17,823)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(10,446)	(5,717)
Net proceeds from issuance of common stock	4,897	7,396
Principal payments on long-term debt	(92)	(96)
Principal payments on financing leases	(333)	(483)
Payments on revolving credit facility	(50,000)	—
Proceeds received from revolving credit facility	165,000	25,000
Redemption of senior notes and senior subordinated notes	—	(668,688)
Proceeds received from note offering	—	550,000
Proceeds received from accounts receivable securitization program	—	32,500
Debt issuance costs	—	(8,067)
Distributions to non-controlling interest	(46)	(24)
Dividends/distributions	(111,693)	(75,909)
Net cash used in financing activities	(2,713)	(144,088)
Effect of exchange rate changes in cash and cash equivalents	107	70
Net increase (decrease) in cash and cash equivalents	16,090	(78,523)
Cash and cash equivalents at beginning of period	99,788	121,569
Cash and cash equivalents at end of period	$115,878	$43,046
Supplemental disclosures of cash flow information:
Cash paid for interest	$25,378	$43,343
Cash paid for foreign, state and federal income taxes	$3,716	$1,429
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2021 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.
2. Revenues
Advertising revenues:  The majority of our revenues are derived from contracts for advertising space on billboard, logo and transit displays. Contracts which do not meet the criteria of a lease under ASC 842, Leases are accounted for under ASC 606, Revenue from Contracts with Customers. The majority of our advertising space contracts do not meet the definition of a lease under ASC 842 and are therefore accounted for under ASC 606. The contract revenues are recognized ratably over their contract life. Costs to fulfill a contract, which include our costs to install advertising copy onto billboards, are capitalized and amortized to direct advertising expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Income and Comprehensive Income.
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
The following table presents our disaggregated revenue by source for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Billboard advertising	$401,739	$334,039
Logo advertising	19,745	19,406
Transit advertising	29,904	17,436
Net revenues	$451,388	$370,881

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
3. Leases
During the three months ended March 31, 2022 and 2021, we had operating lease costs of $75,820 and $72,471, respectively, and variable lease costs of $12,204 and $10,868, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). For the three months ended March 31, 2022 and 2021, we recorded a gain of $40 and $6, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $106,014 and $102,082 were made reducing our operating lease liabilities for the three months ended March 31, 2022 and 2021, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets ("ROU assets") or lease liabilities for agreements with a term of twelve months or less. We recorded $1,738 and $1,380 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended March 31, 2022 and 2021, respectively.
Our operating leases have a weighted-average remaining lease term of 12.3 years. The weighted-average discount rate of our operating leases is 4.5%. Also, during the periods ended March 31, 2022 and 2021, we obtained $8,246 and $3,767, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.
The following is a summary of the maturities of our operating lease liabilities as of March 31, 2022:

2022	$141,871
2023	189,079
2024	169,388
2025	144,150
2026	120,694
Thereafter	805,744
Total undiscounted operating lease payments	1,570,926
Less: Imputed interest	(397,248)
Total operating lease liabilities	$1,173,678
During the three months ended March 31, 2022, $713 of amortization expense and $140 of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. During the three months ended March 31, 2021, $713 of amortization expense and $150 of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. Cash payments of $333 and $483 were made reducing our financing lease liabilities for the three months ended March 31, 2022 and 2021, respectively, and are included in cash flows used in financing activities in the Condensed Consolidated Statements of Cash Flows. Our financing leases have a weighted-average remaining lease term of 5.7 years and a weighted-average discount rate of 3.1%.
Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore they are no longer accounted for as a lease. For the three months ended March 31, 2022 and 2021, non-lease variable transit payments were $17,278 and $4,376, respectively. These transit expenses are recorded in direct advertising expenses (exclusive of depreciation and amortization) on the Condensed Consolidated Statements of Income and Comprehensive Income.

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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 5,000 shares of its Class A common stock during the three months ended March 31, 2022. At March 31, 2022 a total of 2,116,522 shares were available for future grant.
Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available under the 2019 ESPP was automatically increased by 86,853 shares on January 1, 2022 pursuant to the automatic increase provisions of the 2019 ESPP.
The following is a summary of 2019 ESPP share activity for the three months ended March 31, 2022:

Shares
Available for future purchases, January 1, 2022	342,226
Additional shares reserved under 2019 ESPP	86,853
Purchases	(36,347)
Available for future purchases, March 31, 2022	392,732
Performance-based stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2022 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2023. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the three months ended March 31, 2022, the Company recorded no expense related to 2022 performance-based awards as agreements related to these awards were not fully executed as of March 31, 2022.
Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors' one year term. The Company recorded $60 in stock-based compensation expense related to these awards for the three months ended March 31, 2022.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
5. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are:

	Three Months Ended March 31,
	2022	2021
Direct advertising expenses	$64,237	$56,472
General and administrative expenses	1,176	1,107
Corporate expenses	3,214	3,170
	$68,627	$60,749

6. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at March 31, 2022 and December 31, 2021:

	Estimated Life (Years)	March 31, 2022		December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$682,326	$593,833	$676,846	$587,056
Non-competition agreements	3—15	69,587	65,108	69,276	64,941
Site locations	15	2,661,410	1,704,839	2,619,531	1,680,333
Other	2—15	51,508	39,660	51,261	39,407
		$3,464,831	$2,403,440	$3,416,914	$2,371,737
Unamortizable intangible assets:
Goodwill		$2,190,001	$253,536	$2,189,962	$253,536

7. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2021	$269,367
Additions to asset retirement obligations	619
Revision in estimates	3,524
Accretion expense	1,085
Liabilities settled	(739)
Balance at March 31, 2022	$273,856

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
8. Distribution Restrictions
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of March 31, 2022 and December 31, 2021, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $3,959,823 and $3,921,979, respectively.
As of March 31, 2022, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of March 31, 2022, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of March 31, 2022, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $2,710,302.
9. Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three months ended March 31, 2022 or 2021.
10. Long-term Debt
Long-term debt consists of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$888,781	$8,742	$880,039
Accounts Receivable Securitization Program	175,000	528	174,472
3 3/4% Senior Notes	600,000	6,781	593,219
3 5/8% Senior Notes	550,000	7,531	542,469
4% Senior Notes	549,378	7,024	542,354
4 7/8% Senior Notes	400,000	4,865	395,135
Other notes with various rates and terms	2,286	—	2,286
	3,165,445	35,471	3,129,974
Less current maturities	(175,364)	(528)	(174,836)
Long-term debt, excluding current maturities	$2,990,081	$34,943	$2,955,138

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
As of March 31, 2022, there were $290,000 in borrowings outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $13,673 in letters of credit outstanding as of March 31, 2022 resulting in $446,327 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 6, 2025.

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
As of March 31, 2022 there was $175,000 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability for borrowing under the Accounts Receivable Securitization Program as of March 31, 2022. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the three months ended March 31, 2022.
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
Debt Repurchase Program
On March 16, 2020, the Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of March 31, 2022.
11. Fair Value of Financial Instruments
At March 31, 2022 and December 31, 2021, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,054,157 which does not exceed the carrying amount of $3,165,445 as of March 31, 2022. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

12. Investments
On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, a leading global provider of programmatic technology for the digital out-of-home sector. This investment is accounted for as an equity method investment and is included in other assets on the Condensed Consolidated Balance Sheet. For the three months ended March 31, 2022, the Company recorded $746 in equity in earnings of investee on the Condensed Consolidated Statement of Income and Comprehensive Income.
13. New Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. In January 2021, the FASB clarified the scope of this guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. ASU 2020-04 may be applied prospectively to contract modifications made and hedging

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
relationships entered into or evaluated on or before December 31, 2022. As of March 31, 2022, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its financial statements.
In October 2021, the FASB issued ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides guidance on the recognition and measurement of contract assets and contract liabilities acquired in a business combination. At the acquisition date, the acquirer should account for the related revenue contracts as if the acquirer had originated the contracts. The guidance also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. This guidance is effective for public entities as of December 15, 2022. We do not anticipate the adoption of this guidance will have a material impact to the Company's consolidated financial statements.
14. Dividends/Distributions
During the three months ended March 31, 2022 and 2021, the Company declared and paid cash distributions in an aggregate amount of $111,602 or $1.10 per share and $75,818 or $0.75 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of COVID-19 on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three months ended March 31, 2022 and 2021, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share for each period.
15. Information about Geographic Areas
Revenues from external customers attributable to foreign countries totaled $6,197 and $4,964 for the three months ended March 31, 2022 and 2021, respectively. Net carrying value of long-lived assets located in foreign countries totaled $11,822 and $11,318 as of March 31, 2022 and December 31, 2021, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.
16. Stockholders’ Equity
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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
As of March 31, 2022, no shares of our Class A common stock have been sold under the 2021 Sales Agreement and accordingly $400,000 remained available to be sold under the 2021 Sales Agreement as of March 31, 2022.
Shelf Registration. On June 21, 2021, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company did not issue any shares under this shelf registration.
Stock Repurchase Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of March 31, 2022.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,378	$99,288
Receivables, net of allowance for doubtful accounts of $10,293 and $11,195 in 2022 and 2021, respectively	255,641	269,917
Other current assets	36,127	18,902
Total current assets	407,146	388,107
Property, plant and equipment	3,806,905	3,782,288
Less accumulated depreciation and amortization	(2,465,436)	(2,445,014)
Net property, plant and equipment	1,341,469	1,337,274
Operating lease right of use assets	1,236,538	1,224,672
Financing lease right of use assets	16,177	16,890
Goodwill	1,926,314	1,926,274
Intangible assets, net	1,060,923	1,044,709
Other assets	88,834	93,105
Total assets	$6,077,401	$6,031,031
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$13,006	$16,429
Current maturities of long-term debt, net of deferred financing costs of $528 and $585 in 2022 and 2021, respectively	174,836	174,778
Current operating lease liabilities	166,275	198,286
Current financing lease liabilities	1,331	1,331
Accrued expenses	76,921	127,318
Deferred income	131,352	137,103
Total current liabilities	563,721	655,245
Long-term debt, net of deferred financing costs of $34,943 and $36,274 in 2022 and 2021, respectively	2,955,138	2,838,817
Operating lease liabilities	1,007,403	995,356
Financing lease liabilities	16,944	17,277
Deferred income tax liabilities	6,057	6,416
Asset retirement obligation	273,856	269,367
Other liabilities	38,935	40,207
Total liabilities	4,862,054	4,822,685
Stockholder's equity:
Common stock, par value $0.01, 3,000 shares authorized, 100 shares issued and outstanding at 2022 and 2021	—	—
Additional paid-in-capital	3,108,352	3,071,905
Accumulated comprehensive income	1,169	855
Accumulated deficit	(1,894,174)	(1,864,414)
Stockholder's equity	1,215,347	1,208,346
Total liabilities and stockholder's equity	$6,077,401	$6,031,031
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Statements of Income
Net revenues	$451,388	$370,881
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	157,772	131,215
General and administrative expenses (exclusive of depreciation and amortization)	83,084	72,649
Corporate expenses (exclusive of depreciation and amortization)	21,876	17,623
Depreciation and amortization	68,627	60,749
Gain on disposition of assets	(563)	(415)
	330,796	281,821
Operating income	120,592	89,060
Other expense (income)
Loss on extinguishment of debt	—	21,604
Interest income	(215)	(174)
Interest expense	26,786	28,154
Equity in earnings of investee	(746)	—
	25,825	49,584
Income before income tax expense	94,767	39,476
Income tax expense	2,480	1,010
Net income	$92,287	$38,466
Statements of Comprehensive Income
Net income	$92,287	$38,466
Other comprehensive income
Foreign currency translation adjustments	314	204
Comprehensive income	$92,601	$38,670
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2021	$—	$3,071,905	$855	$(1,864,414)	$1,208,346
Contribution from parent	—	36,447	—	—	36,447
Foreign currency translations	—	—	314	—	314
Net income	—	—	—	92,287	92,287
Dividend to parent	—	—	—	(122,047)	(122,047)
Balance, March 31, 2022	$—	3,108,352	1,169	(1,894,174)	$1,215,347

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2020	$—	$3,034,357	$934	$(1,842,447)	$1,192,844
Contribution from parent	—	21,831	—	—	21,831
Foreign currency translations	—	—	204	—	204
Net income	—	—	—	38,466	38,466
Dividend to parent	—	—	—	(81,535)	(81,535)
Balance, March 31, 2021	$—	3,056,188	1,138	(1,885,516)	$1,171,810
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$92,287	$38,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,627	60,749
Non-cash compensation	1,780	3,675
Amortization included in interest expense	1,471	1,371
Gain on disposition of assets and investments	(563)	(415)
Loss on extinguishment of debt	—	21,604
Equity in earnings of investee	(746)	—
Deferred tax benefit	(342)	(1,020)
Provision for doubtful accounts	(39)	(371)
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	14,394	22,691
Prepaid expenses	(5,537)	(1,408)
Other assets	(8,265)	(5,438)
(Decrease) increase in:
Trade accounts payable	(1,496)	(1,147)
Accrued expenses	(22,500)	(22,182)
Operating lease liabilities	(30,786)	(34,250)
Other liabilities	(37,889)	(13,533)
Net cash provided by operating activities	70,396	68,792
Cash flows from investing activities:
Acquisitions	(55,293)	(3,333)
Capital expenditures	(28,759)	(16,332)
Proceeds from disposition of assets and investments	710	1,842
Net cash used in investing activities	(83,342)	(17,823)
Cash flows from financing activities:
Principal payments on long-term debt	(92)	(96)
Principal payments on financing leases	(333)	(483)
Payments on revolving credit facility	(50,000)	—
Proceeds received from revolving credit facility	165,000	25,000
Redemption of senior notes and senior subordinated notes	—	(668,688)
Proceeds received from note offering	—	550,000
Proceeds received from accounts receivable securitization program	—	32,500
Debt issuance costs	—	(8,067)
Distributions to non-controlling interest	(46)	(24)
Contributions from parent	36,447	21,831
Dividend to parent	(122,047)	(81,535)
Net cash provided by (used in) financing activities	28,929	(129,562)
Effect of exchange rate changes in cash and cash equivalents	107	70
Net increase (decrease) in cash and cash equivalents	16,090	(78,523)
Cash and cash equivalents at beginning of period	99,288	121,069
Cash and cash equivalents at end of period	$115,378	$42,546
Supplemental disclosures of cash flow information:
Cash paid for interest	$25,378	$43,343
Cash paid for foreign, state and federal income taxes	$3,716	$1,429
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2021 Combined Form 10-K.
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8, 10, 11, 12, 13, 15 and 16 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.
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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Balance Sheet as of March 31, 2022

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$103,252	$35,374	$268,520	$—	$407,146
Net property, plant and equipment	—	1,325,360	16,109	—	1,341,469
Operating lease right of use assets	—	1,211,240	25,298	—	1,236,538
Intangibles and goodwill, net	—	2,969,913	17,324	—	2,987,237
Other assets	4,298,050	307,704	187,029	(4,687,772)	105,011
Total assets	$4,401,302	$5,849,591	$514,280	$(4,687,772)	$6,077,401
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$364	$174,472	$—	$174,836
Current operating lease liabilities	—	158,610	7,665	—	166,275
Other current liabilities	21,946	189,363	11,301	—	222,610
Total current liabilities	21,946	348,337	193,438	—	563,721
Long-term debt	2,953,216	1,922	—	—	2,955,138
Operating lease liabilities	—	991,095	16,308	—	1,007,403
Other noncurrent liabilities	210,793	296,568	298,184	(469,753)	335,792
Total liabilities	3,185,955	1,637,922	507,930	(469,753)	4,862,054
Stockholder's equity	1,215,347	4,211,669	6,350	(4,218,019)	1,215,347
Total liabilities and stockholder's equity	$4,401,302	$5,849,591	$514,280	$(4,687,772)	$6,077,401

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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Three Months Ended March 31, 2022

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$442,528	$9,095	$(235)	$451,388
Operating expenses (income)
Direct advertising expenses (1)	—	150,853	7,154	(235)	157,772
General and administrative expenses (1)	—	81,298	1,786	—	83,084
Corporate expenses (1)	—	21,615	261	—	21,876
Depreciation and amortization	—	67,788	839	—	68,627
Gain on disposition of assets	—	(563)	—	—	(563)
	—	320,991	10,040	(235)	330,796
Operating income	—	121,537	(945)	—	120,592
Equity in (earnings) loss of subsidiaries	(118,524)	—	—	118,524	—
Interest expense (income), net	26,237	(21)	355	—	26,571
Equity in earnings of investee	—	(746)	—	—	(746)
Income (loss) before income tax expense (benefit)	92,287	122,304	(1,300)	(118,524)	94,767
Income tax expense (benefit) (2)	—	2,563	(83)	—	2,480
Net income (loss)	$92,287	$119,741	$(1,217)	$(118,524)	$92,287
Statement of Comprehensive Income
Net income (loss)	$92,287	$119,741	$(1,217)	$(118,524)	$92,287
Total other comprehensive income, net of tax	—	—	314	—	314
Total comprehensive income (loss)	$92,287	$119,741	$(903)	$(118,524)	$92,601
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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2022

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$44,116	$97,816	$(2,500)	$(69,036)	$70,396
Cash flows from investing activities:
Acquisitions	—	(55,293)	—	—	(55,293)
Capital expenditures	—	(27,851)	(908)	—	(28,759)
Proceeds from disposition of assets and investments	—	710	—	—	710
Investment in subsidiaries	(55,293)	—	—	55,293	—
(Increase) decrease in intercompany notes receivable	(6,090)	—	—	6,090	—
Net cash (used in) provided by investing activities	(61,383)	(82,434)	(908)	61,383	(83,342)
Cash flows from financing activities:
Proceeds received from revolving credit facility	165,000	—	—	—	165,000
Payment on revolving credit facility	(50,000)	—	—	—	(50,000)
Principal payments on long-term debt	—	(92)	—	—	(92)
Principal payments on financing leases	—	(333)	—	—	(333)
Intercompany loan (payments) proceeds	—	94	5,996	(6,090)	—
Distributions to non-controlling interest	—	—	(46)	—	(46)
Dividends (to) from parent	(122,047)	(69,036)	—	69,036	(122,047)
Contributions from (to) parent	36,447	55,293	—	(55,293)	36,447
Net cash provided by (used in) financing activities	29,400	(14,074)	5,950	7,653	28,929
Effect of exchange rate changes in cash and cash equivalents	—	—	107	—	107
Net decrease in cash and cash equivalents	12,133	1,308	2,649	—	16,090
Cash and cash equivalents at beginning of period	91,023	3,494	4,771	—	99,288
Cash and cash equivalents at end of period	$103,156	$4,802	$7,420	$—	$115,378

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$61,766	$102,064	$9,919	$(104,957)	$68,792
Cash flows from investing activities:
Acquisitions	—	(3,333)	—	—	(3,333)
Capital expenditures	—	(15,294)	(1,038)	—	(16,332)
Proceeds from disposition of assets and investments	—	1,842	—	—	1,842
Investment in subsidiaries	(3,333)	—	—	3,333	—
Decrease (increase) in intercompany notes receivable	30,604	—	—	(30,604)	—
Net cash provided by (used in) investing activities	27,271	(16,785)	(1,038)	(27,271)	(17,823)
Cash flows from financing activities:
Proceeds received from revolving credit facility	25,000	—	—	—	25,000
Principal payments on long-term debt	—	(96)	—	—	(96)
Principal payments on financing leases	—	(483)	—	—	(483)
Proceeds received from note offering	550,000	—	—	—	550,000
Redemption of senior notes	(668,688)	—	—	—	(668,688)
Proceeds received from senior credit facility term loans	—	—	32,500	—	32,500
Debt issuance costs	(8,067)	—	—	—	(8,067)
Intercompany loan proceeds (payments)	—	16,770	(47,374)	30,604	—
Distributions to non-controlling interest	—	—	(24)	—	(24)
Dividends (to) from parent	(81,535)	(104,957)	—	104,957	(81,535)
Contributions from (to) parent	21,831	3,333	—	(3,333)	21,831
Net cash (used in) provided by financing activities	(161,459)	(85,433)	(14,898)	132,228	(129,562)
Effect of exchange rate changes in cash and cash equivalents	—	—	70	—	70
Net decrease in cash and cash equivalents	(72,422)	(154)	(5,947)	—	(78,523)
Cash and cash equivalents at beginning of period	110,588	1,732	8,749	—	121,069
Cash and cash equivalents at end of period	$38,166	$1,578	$2,802	$—	$42,546

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2021 Combined Form 10-K filed on February 25, 2022, and as such risk factors may be further updated or supplemented, from time to time, in our future combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
LAMAR ADVERTISING COMPANY
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.
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
Acquisitions and capital expenditures
Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources-Sources of Cash” for more information. During the three months ended March 31, 2022, the Company completed acquisitions for a total cash purchase price of approximately $55.3 million. See Uses of Cash – Acquisitions for more information.
The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Total capital expenditures:
Billboard — traditional	$8,132	$2,767
Billboard — digital	13,336	9,074
Logos	2,408	1,923
Transit	490	453
Land and buildings	1,489	974
Operating equipment	2,904	1,141
Total capital expenditures	$28,759	$16,332

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

RESULTS OF OPERATIONS
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Net revenues increased $80.5 million or 21.7% to $451.4 million for the three months ended March 31, 2022 from $370.9 million for the same period in 2021. This increase was primarily attributable to an increase in billboard net revenues of $67.7 million, an increase in transit net revenues of $12.5 million, and an increase in logo net revenues of $0.3 million over the same period in 2021.
For the three months ended March 31, 2022, there was a $70.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2021, which represents an increase of 18.6%. See “Reconciliations” below. The $70.7 million increase in revenue is primarily due to an increase of $59.1 million in billboard net revenues as well as an increase in transit net revenues of $11.4 million over the same period in 2021.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $41.2 million, or 18.6%, to $262.9 million for the three months ended March 31, 2022 from $221.6 million for the same period in 2021. The $41.2 million increase over the prior year is comprised of a $43.1 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $1.9 million decrease in stock-based compensation.
Depreciation and amortization expense increased $7.9 million to $68.6 million for the three months ended March 31, 2022 as compared to $60.7 million for the same period in 2021. The increase is primarily due to acquisitions and capital expenditures that occurred during 2021.
For the three months ended March 31, 2022, the Company recognized a gain on disposition of assets of $0.6 million primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased by $31.5 million to $120.5 million for the three months ended March 31, 2022 as compared to $88.9 million for the same period in 2021.
During the three months ended March 31, 2021, the Company recognized a loss on debt extinguishment of $21.6 million related to the early repayment of our 5 3/4% Senior Notes during the period. There was no loss on debt extinguishment during the three months ended March 31, 2022.
Interest expense decreased $1.4 million for the three months ended March 31, 2022 to $26.8 million as compared to $28.2 million for the three months ended March 31, 2021.
Equity in earnings of investee was $0.7 million for the three months ended March 31, 2022 as a result of investments that occurred in July of 2021. There was no equity in earnings of investee for the three months ended March 31, 2021.
The increase in operating income, as well as the decrease in interest expense and the decrease in loss on extinguishment of debt, resulted in a $55.3 million increase in net income before income taxes. The effective tax rate for the three months ended March 31, 2022 was 2.6%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the three months ended March 31, 2022 of $92.2 million, as compared to net income of $38.3 million for the same period in 2021.

Reconciliations:
Because acquisitions occurring after December 31, 2020 have contributed to our net revenue results for the periods presented, we provide 2021 acquisition-adjusted net revenue, which adjusts our 2021 net revenue for the three months ended March 31, 2021 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2022.
Reconciliations of 2021 reported net revenue to 2021 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2021 acquisition-adjusted net revenue to 2022 reported net revenue for the three months ended March 31, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Reported net revenue	$451,388	$370,881
Acquisition net revenue	—	9,801
Adjusted totals	$451,388	$380,682
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$92,151	$38,329	$53,822	140.4%
Income tax expense	2,480	1,010	1,470
Loss on debt extinguishment	—	21,604	(21,604)
Interest expense (income), net	26,571	27,980	(1,409)
Equity in earnings of investee	(746)	—	(746)
Gain on disposition of assets	(563)	(415)	(148)
Depreciation and amortization	68,627	60,749	7,878
Capitalized contract fulfillment costs, net	946	(500)	1,446
Stock-based compensation expense	1,780	3,675	(1,895)
Adjusted EBITDA	$191,246	$152,432	$38,814	25.5%
Adjusted EBITDA for the three months ended March 31, 2022 increased 25.5% to $191.2 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $52.5 million, offset by an increase in total general and administrative and corporate expenses of $16.6 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO
(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$92,151	$38,329	$53,822	140.4%
Depreciation and amortization related to real estate	65,526	57,963	7,563
Gain from sale or disposal of real estate, net of tax	(454)	(383)	(71)
Adjustments for unconsolidated affiliates and non-controlling interest	(895)	153	(1,048)
FFO	$156,328	$96,062	$60,266	62.7%
Straight line expense	915	775	140
Capitalized contract fulfillment costs, net	946	(500)	1,446
Stock-based compensation expense	1,780	3,675	(1,895)
Non-cash portion of tax provision	(342)	(1,020)	678
Non-real estate related depreciation and amortization	3,101	2,786	315
Amortization of deferred financing costs	1,471	1,371	100
Loss on extinguishment of debt	—	21,604	(21,604)
Capital expenditures – maintenance	(13,185)	(7,904)	(5,281)
Adjustments for unconsolidated affiliates and non-controlling interest	895	(153)	1,048
AFFO	$151,909	$116,696	$35,213	30.2%
FFO for the three months ended March 31, 2022 increased from $96.1 million in 2021 to $156.3 million for the same period in 2022, an increase of 62.7%. AFFO for the three months ended March 31, 2022 increased 30.2% to $151.9 million as compared to $116.7 million for the same period in 2021. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense) and capital expenditures related to the maintenance of our advertising assets.
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
Sources of Cash
Total Liquidity. As of March 31, 2022 we had $562.2 million of total liquidity, which is comprised of $115.9 million in cash and cash equivalents and $446.3 million of availability under the revolving portion of Lamar Media’s senior credit facility. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.
As of March 31, 2022 and December 31, 2021, the Company had a working capital deficit of $164.0 million and $274.4 million, respectively. The increase in working capital of $110.3 million is primarily due to a decrease of $32.0 million in current operating lease liabilities, a decrease of $50.2 million in accrued expenses, and an increase in cash and cash equivalents of $16.1 million as of March 31, 2022.
Cash Generated by Operations. For the three months ended March 31, 2022 and 2021, our cash provided by operating activities was $102.0 million and $83.3 million, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2022 over the same period in 2021 primarily relates to an increase in revenues of $80.5 million offset by an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets, and depreciation and amortization) of $43.1 million. We expect to generate cash flows from operations during 2022 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. We believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.
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
As of March 31, 2022, there was $175.0 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability under the Accounts Receivable Securitization Program as of March 31, 2022. The Accounts Receivable Securitization Program will mature on July 21, 2024.
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
On June 21, 2021, the Company entered into a new equity distribution agreement (the "2021 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms. Under the terms of the 2021 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2021 Sales Agreement and may at any time suspend solicitations and offers under the 2021 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2021 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under this program from its inception through March 31, 2022.
Shelf Registration Statement. On June 21, 2021, the Company filed a new automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company did not issue any shares under either shelf registration.
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
As of March 31, 2022 the aggregate balance outstanding under the senior credit facility was $890.0 million, consisting of $600.0 million in Term B loans aggregate principal balance and $290.0 million in outstanding borrowings under our revolving credit facility. Lamar Media had approximately $446.3 million of unused capacity under the revolving credit facility.

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
Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At March 31, 2022 we were, and currently, we are, in compliance with all such tests under the senior credit facility.
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

Uses of Cash
Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $28.8 million for the three months ended March 31, 2022. We anticipate our 2022 total capital expenditures to be approximately $170.0 million.
Acquisitions. During the three months ended March 31, 2022, the Company completed acquisitions for an aggregate purchase price of approximately $55.3 million, which were financed using available cash on hand and borrowings on the Accounts Receivable Securitization Program and revolving credit facility.
On May 4, 2022, the Company acquired Burkhart Advertising Inc. which includes more than 1,500 billboard structures and 3,200 billboard faces, including 23 digital displays. The acquisition was funded with a combination of cash on hand and borrowings under our revolving credit facility.
Dividends. On February 24, 2022, the Company's Board of Directors declared a quarterly cash dividend of $1.10 per share, paid on March 31, 2022 to its stockholders of record of its Class A common stock and Class B common stock on March 21, 2022. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2022 will be $4.70 per common share, including the dividend paid on March 31, 2022.
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
Umbrella Partnership Real Estate Investment Trust. Subject to approval of the Company's Board of Directors, the Company is planning an internal reorganization to an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). The UPREIT structure allows property owners of appreciated properties to contribute property to the operating partnership of the REIT, on a tax-deferred basis, in exchange for a partnership interest in the form of operating partnership units. This reorganization is not expected to have any material impact on the Company's combined financial statements or business operations.
Special Purpose Acquisition Company. On April 6, 2021, Lamar Partnering Corporation (“LPC”), a newly formed special purpose acquisition company and indirect wholly-owned subsidiary of the Company, filed a Registration Statement on Form S-1, with the Securities and Exchange Commission. Subject to market conditions, LPC’s proposed public offering is expected to have a base offering size of $300.0 million, or up to $345.0 million if the underwriters’ over-allotment is exercised in full. The Company, through an indirect wholly-owned subsidiary, would own approximately 20% of LPC’s issued and outstanding ordinary shares upon the consummation of the proposed offering. The Company intends to commit to acquire up to $100.0 million of forward purchase units in a forward purchase agreement that would close concurrently with LPC’s consummation of an initial business combination. As of March 31, 2022, the Company had incurred $1.1 million in deferred offering costs related to the proposed offering, which is included in other assets on our Condensed Consolidated Balance Sheet.
Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of March 31, 2022. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
Material Cash Requirements
Our expected material cash requirements for the three months ended March 31, 2022 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.
Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of March 31, 2022 (in millions):

	Less than 1 year	Thereafter
Debt maturities(1)	$174.8	$2,955.1
Interest obligations on long-term debt(2)	103.6	613.5
Contractual obligations, including operating and financing leases	238.0	1,503.6
Total payments due	$516.4	$5,072.2
(1)    Debt maturities assume there is no refinancing prior to the existing maturity date.
(2)    Interest rates on our variable rate instruments assume rates at the March 2022 levels.

Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). On February 24, 2022, the Company's Board of Directors approved a dividend of $1.10 per common share, paid on March 31, 2022. Our Board of Directors will continue to evaluate future dividends in order to continue to satisfy the requirements needed to maintain our REIT status.

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

Cash Flows

The Company's cash flows provided by operating activities increased $18.7 million from $83.3 million for the three months ended March 31, 2021 to $102.0 million for the three months ended March 31, 2022, primarily resulting from an increase in revenues of $80.5 million offset by an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets, and depreciation and amortization) of $43.1 million, as compared to the comparable period in 2021.

Cash flows used in investing activities increased $65.5 million from $17.8 million for the three months ended March 31, 2021 to $83.3 million for the three months ended March 31, 2022 primarily due to a net increase in the amount of assets acquired through acquisitions, investments and capital expenditures of $64.4 million, as compared to the same period in 2021.

The Company's cash flows used in financing activities were $2.7 million for the three months ended March 31, 2022 as compared to $144.1 million for the three months ended March 31, 2021. This decrease in cash used in financing activities of $141.4 million for the three months ended March 31, 2022 is primarily due to financing transactions that occurred during 2021, offset by an increase in cash paid for dividends and distributions in 2022 over the comparable period in 2021.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Item 7 of our 2021 Combined Form 10-K.
Accounting Standards Update
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. In January 2021, the FASB clarified the scope of this guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of March 31, 2022, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its financial statements.
In October 2021, the FASB issued ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides guidance on the recognition and measurement of contract assets and contract liabilities acquired in a business combination. At the acquisition date, the acquirer should account for the related revenue contracts as if the acquirer had originated the contracts. The guidance also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. This guidance is effective for public entities as of December 15, 2022. We do not anticipate the adoption of this guidance will have a material impact to the Company's consolidated financial statements.

LAMAR MEDIA CORP.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.
RESULTS OF OPERATIONS
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Net revenues increased $80.5 million or 21.7% to $451.4 million for the three months ended March 31, 2022 from $370.9 million for the same period in 2021. This increase was primarily attributable to an increase in billboard net revenues of $67.7 million, an increase in transit net revenues of $12.5 million, and an increase in logo net revenues of $0.3 million over the same period in 2021.
For the three months ended March 31, 2022, there was a $70.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2021, which represents an increase of 18.6%. See “Reconciliations” below. The $70.7 million increase in revenue is primarily due to an increase of $59.1 million in billboard net revenues as well as an increase in transit net revenues of $11.4 million over the same period in 2021.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $41.2 million, or 18.6%, to $262.7 million for the three months ended March 31, 2022 from $221.5 million in the same period in 2021. The $41.2 million increase over the prior year is comprised of a $43.1 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $1.9 million decrease in stock-based compensation.
Depreciation and amortization expense increased $7.9 million to $68.6 million for the three months ended March 31, 2022 as compared to $60.7 million for the same period in 2021. The increase is primarily due to acquisitions and capital expenditures that occurred during 2021.
For the three months ended March 31, 2022, Lamar Media recognized a gain on disposition of assets of $0.6 million, primarily resulting from transactions related to billboard locations and displays.
Due to the above factors, operating income increased by $31.5 million to $120.6 million for the three months ended March 31, 2022 as compared to $89.1 million for the same period in 2021.
During the three months ended March 31, 2021, Lamar Media recognized a loss on debt extinguishment of $21.6 million related to the early repayment of our 5 3/4% Senior Notes during the period. There was no loss on debt extinguishment during the three months ended March 31, 2022.
Interest expense decreased $1.4 million for the three months ended March 31, 2022 to $26.8 million as compared to $28.2 million for the three months ended March 31, 2021.
Equity in earnings of investee was $0.7 million for the three months ended March 31, 2022 as a result of investments that occurred in July of 2021. There was no equity in earnings of investee for the three months ended March 31, 2021.
The increase in operating income, as well as the decrease in interest expense and the decrease in loss on extinguishment of debt, resulted in a $55.3 million increase in net income before income taxes. The effective tax rate for the three months ended March 31, 2022 was 2.6%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the three months ended March 31, 2022 of $92.3 million, as compared to net income of $38.5 million for the same period in 2021.

Reconciliations:
Because acquisitions occurring after December 31, 2020 have contributed to our net revenue results for the periods presented, we provide 2021 acquisition-adjusted net revenue, which adjusts our 2021 net revenue for the three months ended March 31, 2021 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2022.
Reconciliations of 2021 reported net revenue to 2021 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2021 acquisition-adjusted net revenue to 2022 reported net revenue for the three months ended March 31, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Reported net revenue	$451,388	$370,881
Acquisition net revenue	—	9,801
Adjusted totals	$451,388	$380,682
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$92,287	$38,466	$53,821	139.9%
Income tax expense	2,480	1,010	1,470
Loss on debt extinguishment	—	21,604	(21,604)
Interest expense (income), net	26,571	27,980	(1,409)
Equity in earnings of investee	(746)	—	(746)
Gain on disposition of assets	(563)	(415)	(148)
Depreciation and amortization	68,627	60,749	7,878
Capitalized contract fulfillment costs, net	946	(500)	1,446
Stock-based compensation expense	1,780	3,675	(1,895)
Adjusted EBITDA	$191,382	$152,569	$38,813	25.4%
Adjusted EBITDA for the three months ended March 31, 2022 increased 25.4% to $191.4 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $52.5 million, offset by an increase in total general and administrative and corporate expenses of $16.6 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO
(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$92,287	$38,466	$53,821	139.9%
Depreciation and amortization related to real estate	65,526	57,963	7,563
Gain from sale or disposal of real estate, net of tax	(454)	(383)	(71)
Adjustments for unconsolidated affiliates and non-controlling interest	(895)	153	(1,048)
FFO	$156,464	$96,199	$60,265	62.6%
Straight line expense	915	775	140
Capitalized contract fulfillment costs, net	946	(500)	1,446
Stock-based compensation expense	1,780	3,675	(1,895)
Non-cash portion of tax provision	(342)	(1,020)	678
Non-real estate related depreciation and amortization	3,101	2,787	314
Amortization of deferred financing costs	1,471	1,371	100
Loss on extinguishment of debt	—	21,604	(21,604)
Capital expenditures – maintenance	(13,185)	(7,904)	(5,281)
Adjustments for unconsolidated affiliates and non-controlling interest	895	(153)	1,048
AFFO	$152,045	$116,834	$35,211	30.1%
FFO for the three months ended March 31, 2022 increased from $96.2 million in 2021 to $156.5 million for the same period in 2022, an increase of 62.6%. AFFO for the three months ended March 31, 2022 increased 30.1% to $152.0 million as compared to $116.8 million for the same period in 2021. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense) and capital expenditures related to the maintenance of our advertising assets.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2022, and should be read in conjunction with Note 10 of the Notes to the Company’s Condensed Consolidated Financial Statements.
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
At March 31, 2022 there was approximately $1.06 billion of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 33.6% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2022 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $3.9 million, and the weighted average interest rate applicable to these borrowings during 2022 was 1.5%. Assuming that the weighted average interest rate was 200 basis points higher (that is 3.5% rather than 1.5%), then the Company’s 2022 interest expense would have increased by approximately $4.6 million for the three months ended March 31, 2022.
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

PART II — OTHER INFORMATION
ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our combined Annual Report on Form 10-K for the year ended December 31, 2021, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock. There have been no material changes to our risk factors since our combined Annual Report on Form 10-K for the year ended December 31, 2021.
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

4.1
Supplemental Indenture to the Indenture dated as of January 26, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625%% Senior Notes due 2031. Filed herewith.

4.2
Supplemental Indenture to the Indenture dated as of January 26, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028. Filed herewith.

4.3
Supplemental Indenture to the Indenture dated as of January 26, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030. Filed herewith.

4.4
Supplemental Indenture to the Indenture dated as of January 26, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029. Filed herewith.

10.1
Joinder Agreement, dated as of March 17, 2022, to the Fourth Amended and Restated Credit Agreement dated as of dated as of February 6, 2020 (as amended by that certain Amendment No. 1, dated as of July 2, 2021, and as further amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Sky High Murals-Colossal Media, Inc. Filed herewith.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: May 5, 2022	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: May 5, 2022	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer