Form 10-Q
period 2022-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2022-08-03
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of July 31, 2022: 87,114,517
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of July 31, 2022: 14,420,085
The number of shares of Lamar Media Corp. common stock outstanding as of July 31, 2022: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,686	$99,788
Receivables, net of allowance for doubtful accounts of $13,519 and $11,195 in 2022 and 2021, respectively	303,323	269,917
Other current assets	45,077	18,902
Total current assets	440,086	388,607
Property, plant and equipment	3,868,507	3,782,288
Less accumulated depreciation and amortization	(2,491,060)	(2,445,014)
Net property, plant and equipment	1,377,447	1,337,274
Operating lease right of use assets	1,244,392	1,224,672
Financing lease right of use assets	15,464	16,890
Goodwill	2,004,145	1,936,426
Intangible assets, net	1,109,687	1,045,177
Other assets	90,816	98,448
Total assets	$6,282,037	$6,047,494
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$15,920	$16,429
Current maturities of long-term debt, net of deferred financing costs of $672 and $585 in 2022 and 2021, respectively	239,696	174,778
Current operating lease liabilities	179,691	198,286
Current financing lease liabilities	1,331	1,331
Accrued expenses	99,220	135,038
Deferred income	155,554	137,103
Total current liabilities	691,412	662,965
Long-term debt, net of deferred financing costs of $33,603 and $36,274 in 2022 and 2021, respectively	3,001,467	2,838,817
Operating lease liabilities	1,012,429	995,356
Financing lease liabilities	16,611	17,277
Deferred income tax liabilities	7,635	6,416
Asset retirement obligation	277,491	269,367
Other liabilities	34,926	40,207
Total liabilities	5,041,971	4,830,405
Stockholders’ equity:
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2022 and 2021	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized; 87,897,625 and 87,540,838 shares issued at 2022 and 2021, respectively; 87,114,517 and 86,852,821 outstanding at 2022 and 2021, respectively	88	88
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2022 and 2021	14	14
Additional paid-in capital	2,042,427	2,001,399
Accumulated comprehensive income	486	855
Accumulated deficit	(741,651)	(734,415)
Cost of shares held in treasury, 783,108 and 688,017 shares at 2022 and 2021, respectively	(61,298)	(50,852)
Stockholders’ equity	1,240,066	1,217,089
Total liabilities and stockholders’ equity	$6,282,037	$6,047,494
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statements of Income
Net revenues	$517,852	$445,052	$969,240	$815,933
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	166,723	140,448	324,495	271,663
General and administrative expenses (exclusive of depreciation and amortization)	90,658	75,834	173,742	148,483
Corporate expenses (exclusive of depreciation and amortization)	27,591	20,643	49,603	38,403
Depreciation and amortization	67,750	60,622	136,377	121,371
Gain on disposition of assets	(1,374)	(1,481)	(1,937)	(1,896)
	351,348	296,066	682,280	578,024
Operating income	166,504	148,986	286,960	237,909
Other expense (income)
Loss on extinguishment of debt	—	—	—	21,604
Interest income	(279)	(182)	(494)	(356)
Interest expense	29,493	26,359	56,279	54,513
Equity in earnings of investee	(355)	—	(1,101)	—
	28,859	26,177	54,684	75,761
Income before income tax expense	137,645	122,809	232,276	162,148
Income tax expense	3,440	3,200	5,920	4,210
Net income	134,205	119,609	226,356	157,938
Cash dividends declared and paid on preferred stock	91	91	182	182
Net income applicable to common stock	$134,114	$119,518	$226,174	$157,756
Earnings per share:
Basic earnings per share	$1.32	$1.18	$2.23	$1.56
Diluted earnings per share	$1.32	$1.18	$2.23	$1.56
Cash dividends declared per share of common stock	$1.20	$0.75	$2.30	$1.50
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	101,486,547	101,125,855	101,413,458	101,047,295
Weighted average common shares outstanding diluted	101,660,120	101,328,939	101,602,743	101,239,848
Statements of Comprehensive Income
Net income	$134,205	$119,609	$226,356	$157,938
Other comprehensive (loss) income
Foreign currency translation adjustments	(683)	300	(369)	504
Comprehensive income	$133,522	$119,909	$225,987	$158,442
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2021	$—	$88	$14	$(50,852)	$2,001,399	$855	$(734,415)	$1,217,089
Non-cash compensation	—	—	—	—	1,405	—	—	1,405
Issuance of 241,750 shares of common stock through stock awards	—	—	—	—	30,145	—	—	30,145
Exercise of 26,190 shares of stock options	—	—	—	—	1,307	—	—	1,307
Issuance of 36,347 shares of common stock through employee purchase plan	—	—	—	—	3,589	—	—	3,589
Purchase of 95,091 shares of treasury stock	—	—	—	(10,446)	—	—	—	(10,446)
Foreign currency translation	—	—	—	—	—	314	—	314
Net income	—	—	—	—	—	—	92,151	92,151
Dividends/distributions to common shareholders ($1.10 per common share)	—	—	—	—	—	—	(111,602)	(111,602)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2022	$—	$88	$14	$(61,298)	$2,037,845	$1,169	$(753,957)	$1,223,861
Non-cash compensation	—	—	—	—	1,356	—	—	1,356
Issuance of 7,197 shares of common stock through stock awards	—	—	—	—	221	—	—	221
Exercise of 13,131 shares of stock options	—	—	—	—	599	—	—	599
Issuance of 32,172 shares of common stock through employee purchase plan	—	—	—	—	2,406	—	—	2,406
Foreign currency translation	—	—	—	—	—	(683)	—	(683)
Net income	—	—	—	—	—	—	134,205	134,205
Dividends/distributions to common shareholders ($1.20 per common share)	—	—	—	—	—	—	(121,808)	(121,808)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, June 30, 2022	$—	$88	$14	$(61,298)	$2,042,427	$486	$(741,651)	$1,240,066
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$226,356	$157,938
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	136,377	121,371
Stock-based compensation	9,223	9,464
Amortization included in interest expense	2,950	2,962
Gain on disposition of assets and investments	(1,937)	(1,896)
Loss on extinguishment of debt	—	21,604
Equity in earnings of investee	(1,101)	—
Deferred tax expense	1,212	1,743
Provision for doubtful accounts	4,368	1,246
Changes in operating assets and liabilities
Increase in:
Receivables	(36,153)	(17,626)
Prepaid expenses	(5,513)	(3,222)
Other assets	(2,581)	(569)
(Decrease) increase in:
Trade accounts payable	(995)	(1,212)
Accrued expenses	(15,086)	(9,182)
Operating lease liabilities	(21,780)	(29,039)
Other liabilities	17,290	31,675
Net cash provided by operating activities	312,630	285,257
Cash flows from investing activities:
Acquisitions	(234,292)	(27,236)
Capital expenditures	(75,802)	(41,416)
Proceeds from disposition of assets and investments	1,716	3,982
Net cash used in investing activities	(308,378)	(64,670)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(10,446)	(5,717)
Net proceeds from issuance of common stock	7,901	12,039
Principal payments on long-term debt	(182)	(190)
Principal payments on financing leases	(666)	(666)
Payments on revolving credit facility	(240,000)	(25,000)
Proceeds received from revolving credit facility	400,000	25,000
Redemption of senior notes and senior subordinated notes	—	(668,688)
Proceeds received from note offering	—	550,000
Proceeds received from accounts receivable securitization program	65,000	32,500
Payments on accounts receivable securitization program	—	(32,500)
Debt issuance costs	(200)	(8,498)
Distributions to non-controlling interest	(98)	(49)
Dividends/distributions	(233,592)	(151,874)
Net cash used in financing activities	(12,283)	(273,643)
Effect of exchange rate changes in cash and cash equivalents	(71)	213
Net decrease in cash and cash equivalents	(8,102)	(52,843)
Cash and cash equivalents at beginning of period	99,788	121,569
Cash and cash equivalents at end of period	$91,686	$68,726
Supplemental disclosures of cash flow information:
Cash paid for interest	$53,149	$62,966
Cash paid for foreign, state and federal income taxes	$6,201	$4,886
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
The following table presents our disaggregated revenue by source for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Billboard advertising	$463,826	$405,284	$865,565	$739,323
Logo advertising	20,760	19,694	40,505	39,100
Transit advertising	33,266	20,074	63,170	37,510
Net revenues	$517,852	$445,052	$969,240	$815,933

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
3. Leases
During the three months ended June 30, 2022 and 2021, we had operating lease costs of $76,382 and $72,880, respectively, and variable lease costs of $15,671 and $18,749, respectively. During the six months ended June 30, 2022 and 2021, we had operating lease costs of $152,201 and $145,350, respectively, and variable lease costs of $27,875 and $33,993, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). For the three months ended June 30, 2022 and 2021, we recorded a gain of $429 and $48, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. For the six months ended June 30, 2022 and 2021, we recorded a gain of $469 and $54, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $180,151 and $170,619 were made reducing our operating lease liabilities for the six months ended June 30, 2022 and 2021, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets ("ROU assets") or lease liabilities for agreements with a term of twelve months or less. We recorded $1,814 and $1,511 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended June 30, 2022 and 2021, respectively. We recorded $3,551 and $2,891 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the six months ended June 30, 2022 and 2021, respectively.
Our operating leases have a weighted-average remaining lease term of 12.3 years. The weighted-average discount rate of our operating leases is 4.4%. Also, during the periods ended June 30, 2022 and 2021, we obtained $32,492 and $9,871, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.
The following is a summary of the maturities of our operating lease liabilities as of June 30, 2022:

2022	$95,653
2023	202,515
2024	174,615
2025	148,283
2026	124,156
Thereafter	822,238
Total undiscounted operating lease payments	1,567,460
Less: Imputed interest	(375,340)
Total operating lease liabilities	$1,192,120
During the three months ended June 30, 2022 and 2021, $713 of amortization expense for each period and $137 and $148 of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. During the six months ended June 30, 2022 and 2021, $1,427 of amortization expense for each period and $277 and $298 of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. Cash payments of $666 were made reducing our financing lease liabilities for each of the six months ended June 30, 2022 and 2021 and are included in cash flows used in financing activities in the Condensed Consolidated Statements of Cash Flows. Our financing leases have a weighted-average remaining lease term of 5.4 years and a weighted-average discount rate of 3.1%.
Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore they are no longer accounted for as a lease. For the three months ended June 30, 2022 and 2021, non-lease variable transit payments were $24,241 and $6,212, respectively. For the six months ended June 30, 2022 and 2021, non-lease variable transit payments were $41,519 and $10,588, respectively. These

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
transit expenses are recorded in direct advertising expenses (exclusive of depreciation and amortization) on the Condensed Consolidated Statements of Income and Comprehensive Income.
4. Acquisitions
During the six months ended June 30, 2022, the Company completed over 40 acquisitions of outdoor advertising assets for a total purchase price of $234,292.
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
The following is a summary of the allocation of the purchase price in the above transactions, which includes the preliminary values for the acquisition of Burkhart Advertising Inc., which was completed on May 4, 2022 for an aggregate purchase price of $130,000.

Total
Property, plant and equipment	$37,342
Goodwill	67,757
Site locations	110,798
Non-competition agreements	1,730
Customer lists and contracts	15,615
Asset acquisition costs	468
Current assets	1,793
Current liabilities	(4,284)
Operating lease right of use assets	27,070
Operating lease liabilities	(23,997)
$234,292
Total acquired intangible assets for the six months ended June 30, 2022 were $196,368, of which $67,757 was assigned to goodwill. Goodwill is not amortized for financial statement purposes and $456 of goodwill related to 2022 acquisitions is expected to be deductible for tax purposes. The acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $15,615 (7 year weighted average useful life) and site locations of $110,798 (15 year weighted average useful life). The aggregate amortization expense related to the 2022 acquisitions for the six months ended June 30, 2022 was $2,677.
The following unaudited pro forma financial information for the Company gives effect to the 2022 and 2021 acquisitions as if they had occurred on January 1, 2021. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company's results of operations for any future period.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)
Net revenues	$523,030	$459,492	$975,807	$847,569
Net income applicable to common stock	$135,464	$120,683	$224,792	$159,485
Net income per common share- basic	$1.33	$1.19	$2.22	$1.58
Net income per common share- diluted	$1.33	$1.19	$2.21	$1.58
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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 50,000 shares of its Class A common stock during the six months ended June 30, 2022. At June 30, 2022 a total of 2,064,325 shares were available for future grant.
Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available under the 2019 ESPP was automatically increased by 86,853 shares on January 1, 2022 pursuant to the automatic increase provisions of the 2019 ESPP.
The following is a summary of 2019 ESPP share activity for the six months ended June 30, 2022:

Shares
Available for future purchases, January 1, 2022	342,226
Additional shares reserved under 2019 ESPP	86,853
Purchases	(68,519)
Available for future purchases, June 30, 2022	360,560
Performance-based stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2022 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2023. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the three months ended June 30, 2022 and 2021, the Company recorded $5,959 and $4,406, respectively, as stock-based compensation expense related to performance-based awards. For the six months ended June 30, 2022 and 2021, the Company recorded $5,959 and $6,858, respectively, as stock-based compensation expense related to performance-based awards.
Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors' one year term. For the three months ended June 30, 2022 and 2021, the Company recorded $369 and $408, respectively, in stock-based compensation expense related to these awards. For the six months ended June 30, 2022 and 2021, the Company recorded $429 and $474, respectively, in stock-based compensation expense related to these awards.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
6. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct advertising expenses	$62,913	$56,276	$127,150	$112,748
General and administrative expenses	1,271	1,163	2,446	2,270
Corporate expenses	3,566	3,183	6,781	6,353
	$67,750	$60,622	$136,377	$121,371
7. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at June 30, 2022 and December 31, 2021:

	Estimated Life (Years)	June 30, 2022		December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$692,429	$600,855	$676,846	$587,056
Non-competition agreements	3—15	71,005	65,283	69,276	64,941
Site locations	15	2,730,099	1,729,533	2,619,531	1,680,333
Other	2—15	51,730	39,905	51,261	39,407
		$3,545,263	$2,435,576	$3,416,914	$2,371,737
Unamortizable intangible assets:
Goodwill		$2,257,681	$253,536	$2,189,962	$253,536
8. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2021	$269,367
Additions to asset retirement obligations	4,172
Revision in estimates	3,524
Accretion expense	2,099
Liabilities settled	(1,671)
Balance at June 30, 2022	$277,491
9. Distribution Restrictions
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2022 and December 31, 2021, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $4,042,234 and $3,921,979, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
As of June 30, 2022, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of June 30, 2022, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of June 30, 2022, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $2,792,714.
10. Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and six months ended June 30, 2022 or 2021.
11. Long-term Debt
Long-term debt consists of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$933,844	$8,177	$925,667
Accounts Receivable Securitization Program	240,000	672	239,328
3 3/4% Senior Notes	600,000	6,523	593,477
3 5/8% Senior Notes	550,000	7,350	542,650
4% Senior Notes	549,398	6,838	542,560
4 7/8% Senior Notes	400,000	4,715	395,285
Other notes with various rates and terms	2,196	—	2,196
	3,275,438	34,275	3,241,163
Less current maturities	(240,368)	(672)	(239,696)
Long-term debt, excluding current maturities	$3,035,070	$33,603	$3,001,467

	December 31, 2021
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$773,717	$9,306	$764,411
Accounts Receivable Securitization Program	175,000	585	174,415
3 3/4% Senior Notes	600,000	7,036	592,964
3 5/8% Senior Notes	550,000	7,711	542,289
4% Senior Notes	549,359	7,208	542,151
4 7/8% Senior Notes	400,000	5,013	394,987
Other notes with various rates and terms	2,378	—	2,378
	3,050,454	36,859	3,013,595
Less current maturities	(175,363)	(585)	(174,778)
Long-term debt, excluding current maturities	$2,875,091	$36,274	$2,838,817

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
As of June 30, 2022, there were $335,000 in borrowings outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $11,441 in letters of credit outstanding as of June 30, 2022 resulting in $403,559 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 6, 2025.
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
On June 24, 2022, Lamar Media and the Special Purpose Subsidiaries entered into the Sixth Amendment (the "Sixth Amendment") to the Receivables Financing Agreement. The Sixth Amendment increased the Accounts Receivable Securitization Program from $175,000 to $250,000 and extended the maturity date of the Accounts Receivable Securitization Program to July 21, 2025. Additionally, the Sixth Amendment provides for the replacement of LIBOR-based interest rate mechanics with Term Secured Overnight Financing Rate ("SOFR") based interest rate mechanics for the Accounts Receivable Securitization Program.
As of June 30, 2022 there was $240,000 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Based on the availability of eligible accounts, Lamar Media had an additional $1,000 available for borrowing under the Accounts Receivable Securitization Program as of June 30, 2022. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the six months ended June 30, 2022.
The Accounts Receivable Securitization Program will mature on July 21, 2025. Lamar Media may amend the facility to extend the maturity date, enter into a new securitization facility with a different maturity date, or refinance the indebtedness outstanding under the Accounts Receivable Securitization Program using borrowings under its senior credit facility or from other financing sources.
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
Debt Repurchase Program
On March 16, 2020, the Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of June 30, 2022.
12. Fair Value of Financial Instruments
At June 30, 2022 and December 31, 2021, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. The estimated fair value of the Company’s long-term debt (including current maturities) was $2,931,182 which does not exceed the carrying

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
amount of $3,275,438 as of June 30, 2022. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

13. Investments
On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, a leading global provider of programmatic technology for the digital out-of-home sector. This investment is accounted for as an equity method investment and is included in other assets on the Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2022, the Company recorded $318 and $1,039, respectively, in equity in earnings of investee on the Condensed Consolidated Statement of Income and Comprehensive Income.
14. New Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. In January 2021, the FASB clarified the scope of this guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of June 30 2022, the Company has modified the Accounts Receivable Securitization Program to provide for the replacement of LIBOR-based interest rates with Term SOFR based interest rates. This modification is not expected to have a material impact on the Company's consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides guidance on the recognition and measurement of contract assets and contract liabilities acquired in a business combination. At the acquisition date, the acquirer should account for the related revenue contracts as if the acquirer had originated the contracts. The guidance also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. This guidance is effective for public entities as of December 15, 2022. We do not anticipate the adoption of this guidance will have a material impact on the Company's consolidated financial statements.
15. Dividends/Distributions
During the three months ended June 30, 2022 and 2021, the Company declared and paid cash distributions in an aggregate amount of $121,808 or $1.20 per share and $75,874 or $0.75 per share, respectively. During the six months ended June 30, 2022 and 2021, the Company declared and paid cash distributions in an aggregate amount of $233,410 or $2.30 per share and $151,692 or $1.50 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of general economic conditions on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three and six months ended June 30, 2022 and 2021, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share and $182 or $31.90 per share for each period, respectively.
16. Information about Geographic Areas
Revenues from external customers attributable to foreign countries totaled $21,949 and $10,617 for the six months ended June 30, 2022 and 2021, respectively. Net carrying value of long-lived assets located in foreign countries totaled $11,693 and

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
$11,318 as of June 30, 2022 and December 31, 2021, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.
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
As of June 30, 2022, no shares of our Class A common stock have been sold under the 2021 Sales Agreement and accordingly $400,000 remained available to be sold under the 2021 Sales Agreement as of June 30, 2022.
Shelf Registration. On June 21, 2021, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company did not issue any shares under this shelf registration.
Stock Repurchase Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of June 30, 2022.

18. Subsequent Event
On July 1, 2022, the Company completed a tax reorganization as a specific type of REIT known as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”). The UPREIT structure allows property owners of appreciated properties to contribute property to the operating partnership of the REIT, on a tax-deferred basis, in exchange for a partnership interest in the form of operating partnership units. This reorganization is not expected to have any material impact on the Company's combined financial statements or business operations.
On July 29, 2022, Lamar Media entered into a new $350.0 million Senior Secured Term Loan A loan (the “Term A loans”) agreement. The Term A loans are an incremental tranche under the Fourth Amended and Restated Credit Agreement and will mature February 6, 2025. The Term A loans bear interest at Term SOFR plus 1.25% and a credit spread adjustment of 0.10%. The covenants, events of default and other terms of the senior credit facility apply to the Term A loans. Proceeds from the Term A loans were used to repay outstanding balances on the revolving credit facility and a portion of the outstanding balance on the Accounts Receivable Securitization Program.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,186	$99,288
Receivables, net of allowance for doubtful accounts of $13,519 and $11,195 in 2022 and 2021, respectively	303,323	269,917
Other current assets	45,077	18,902
Total current assets	439,586	388,107
Property, plant and equipment	3,868,507	3,782,288
Less accumulated depreciation and amortization	(2,491,060)	(2,445,014)
Net property, plant and equipment	1,377,447	1,337,274
Operating lease right of use assets	1,244,392	1,224,672
Financing lease right of use assets	15,464	16,890
Goodwill	1,993,993	1,926,274
Intangible assets, net	1,109,219	1,044,709
Other assets	85,193	93,105
Total assets	$6,265,294	$6,031,031
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$15,920	$16,429
Current maturities of long-term debt, net of deferred financing costs of $672 and $585 in 2022 and 2021, respectively	239,696	174,778
Current operating lease liabilities	179,691	198,286
Current financing lease liabilities	1,331	1,331
Accrued expenses	90,791	127,318
Deferred income	155,554	137,103
Total current liabilities	682,983	655,245
Long-term debt, net of deferred financing costs of $33,603 and $36,274 in 2022 and 2021, respectively	3,001,467	2,838,817
Operating lease liabilities	1,012,429	995,356
Financing lease liabilities	16,611	17,277
Deferred income tax liabilities	7,635	6,416
Asset retirement obligation	277,491	269,367
Other liabilities	34,926	40,207
Total liabilities	5,033,542	4,822,685
Stockholder's equity:
Common stock, par value $0.01, 3,000 shares authorized, 100 shares issued and outstanding at 2022 and 2021	—	—
Additional paid-in-capital	3,112,934	3,071,905
Accumulated comprehensive income	486	855
Accumulated deficit	(1,881,668)	(1,864,414)
Stockholder's equity	1,231,752	1,208,346
Total liabilities and stockholder's equity	$6,265,294	$6,031,031
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statements of Income
Net revenues	$517,852	$445,052	$969,240	$815,933
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	166,723	140,448	324,495	271,663
General and administrative expenses (exclusive of depreciation and amortization)	90,658	75,519	173,742	148,168
Corporate expenses (exclusive of depreciation and amortization)	27,481	20,534	49,357	38,157
Depreciation and amortization	67,750	60,622	136,377	121,371
Gain on disposition of assets	(1,374)	(1,481)	(1,937)	(1,896)
	351,238	295,642	682,034	577,463
Operating income	166,614	149,410	287,206	238,470
Other expense (income)
Loss on extinguishment of debt	—	—	—	21,604
Interest income	(279)	(182)	(494)	(356)
Interest expense	29,493	26,359	56,279	54,513
Equity in earnings of investee	(355)	—	(1,101)	—
	28,859	26,177	54,684	75,761
Income before income tax expense	137,755	123,233	232,522	162,709
Income tax expense	3,440	3,200	5,920	4,210
Net income	$134,315	$120,033	$226,602	$158,499
Statements of Comprehensive Income
Net income	$134,315	$120,033	$226,602	$158,499
Other comprehensive (loss) income
Foreign currency translation adjustments	(683)	300	(369)	504
Comprehensive income	$133,632	$120,333	$226,233	$159,003
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2021	$—	$3,071,905	$855	$(1,864,414)	$1,208,346
Contribution from parent	—	36,447	—	—	36,447
Foreign currency translations	—	—	314	—	314
Net income	—	—	—	92,287	92,287
Dividend to parent	—	—	—	(122,047)	(122,047)
Balance, March 31, 2022	$—	3,108,352	1,169	(1,894,174)	$1,215,347
Contribution from parent	—	4,582	—	—	4,582
Foreign currency translations	—	—	(683)	—	(683)
Net income	—	—	—	134,315	134,315
Dividend to parent	—	—	—	(121,809)	(121,809)
Balance, June 30, 2022	$—	3,112,934	486	(1,881,668)	$1,231,752

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2020	$—	$3,034,357	$934	$(1,842,447)	$1,192,844
Contribution from parent	—	21,831	—	—	21,831
Foreign currency translations	—	—	204	—	204
Net income	—	—	—	38,466	38,466
Dividend to parent	—	—	—	(81,535)	(81,535)
Balance, March 31, 2021	$—	3,056,188	1,138	(1,885,516)	$1,171,810
Contribution from parent	—	6,154	—	—	6,154
Foreign currency translations	—	—	300	—	300
Net income	—	—	—	120,033	120,033
Dividend to parent	—	—	—	(75,874)	(75,874)
Balance, June 30, 2021	$—	3,062,342	1,438	(1,841,357)	$1,222,423
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$226,602	$158,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,377	121,371
Non-cash compensation	9,223	9,464
Amortization included in interest expense	2,950	2,962
Gain on disposition of assets and investments	(1,937)	(1,896)
Loss on extinguishment of debt	—	21,604
Equity in earnings of investee	(1,101)	—
Deferred tax expense	1,212	1,743
Provision for doubtful accounts	4,368	1,246
Changes in operating assets and liabilities:
Increase in:
Receivables	(36,153)	(17,626)
Prepaid expenses	(5,513)	(3,222)
Other assets	(2,581)	(569)
(Decrease) increase in:
Trade accounts payable	(995)	(1,212)
Accrued expenses	(15,086)	(9,182)
Operating lease liabilities	(21,780)	(29,039)
Other liabilities	(16,266)	14,986
Net cash provided by operating activities	279,320	269,129
Cash flows from investing activities:
Acquisitions	(234,292)	(27,236)
Capital expenditures	(75,802)	(41,416)
Proceeds from disposition of assets and investments	1,716	3,982
Net cash used in investing activities	(308,378)	(64,670)
Cash flows from financing activities:
Principal payments on long-term debt	(182)	(190)
Principal payments on financing leases	(666)	(666)
Payments on revolving credit facility	(240,000)	(25,000)
Proceeds received from revolving credit facility	400,000	25,000
Redemption of senior notes and senior subordinated notes	—	(668,688)
Proceeds received from note offering	—	550,000
Proceeds received from accounts receivable securitization program	65,000	32,500
Payments on accounts receivable securitization program	—	(32,500)
Debt issuance costs	(200)	(8,498)
Distributions to non-controlling interest	(98)	(49)
Contributions from parent	41,029	27,985
Dividend to parent	(243,856)	(157,409)
Net cash provided by (used in) financing activities	21,027	(257,515)
Effect of exchange rate changes in cash and cash equivalents	(71)	213
Net decrease in cash and cash equivalents	(8,102)	(52,843)
Cash and cash equivalents at beginning of period	99,288	121,069
Cash and cash equivalents at end of period	$91,186	$68,226
Supplemental disclosures of cash flow information:
Cash paid for interest	$53,149	$62,966
Cash paid for foreign, state and federal income taxes	$6,201	$4,886
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
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8, 9, 11, 12, 13, 14, 16, 17 and 18 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.
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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Balance Sheet as of June 30, 2022

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$71,880	$58,903	$308,803	$—	$439,586
Net property, plant and equipment	—	1,361,206	16,241	—	1,377,447
Operating lease right of use assets	—	1,221,285	23,107	—	1,244,392
Intangibles and goodwill, net	—	3,086,061	17,151	—	3,103,212
Other assets	4,453,353	341,254	251,459	(4,945,409)	100,657
Total assets	$4,525,233	$6,068,709	$616,761	$(4,945,409)	$6,265,294
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$368	$239,328	$—	$239,696
Current operating lease liabilities	—	172,062	7,629	—	179,691
Other current liabilities	22,190	224,804	16,602	—	263,596
Total current liabilities	22,190	397,234	263,559	—	682,983
Long-term debt	2,999,639	1,828	—	—	3,001,467
Operating lease liabilities	—	997,889	14,540	—	1,012,429
Other noncurrent liabilities	271,652	300,693	335,051	(570,733)	336,663
Total liabilities	3,293,481	1,697,644	613,150	(570,733)	5,033,542
Stockholder's equity	1,231,752	4,371,065	3,611	(4,374,676)	1,231,752
Total liabilities and stockholder's equity	$4,525,233	$6,068,709	$616,761	$(4,945,409)	$6,265,294

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
AND SUBSIDIARIES
(Unaudited)
(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income
for the Three Months Ended June 30, 2022

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$507,588	$10,211	$53	$517,852
Operating expenses (income)
Direct advertising expenses(1)	—	159,151	7,519	53	166,723
General and administrative expenses(1)	—	88,860	1,798	—	90,658
Corporate expenses(1)	—	26,074	1,407	—	27,481
Depreciation and amortization	—	66,803	947	—	67,750
Gain on disposition of assets	—	(1,374)	—	—	(1,374)
	—	339,514	11,671	53	351,238
Operating income (loss)	—	168,074	(1,460)	—	166,614
Equity in (earnings) loss of subsidiaries	(162,870)	—	—	162,870	—
Interest expense (income), net	28,555	(79)	738	—	29,214
Equity in earnings of investee	—	(355)	—	—	(355)
Income (loss) before income tax expense (benefit)	134,315	168,508	(2,198)	(162,870)	137,755
Income tax expense (benefit)(2)	—	3,582	(142)	—	3,440
Net income (loss)	$134,315	$164,926	$(2,056)	$(162,870)	$134,315
Statement of Comprehensive Income
Net income (loss)	$134,315	$164,926	$(2,056)	$(162,870)	$134,315
Total other comprehensive loss, net of tax	—	—	(683)	—	(683)
Total comprehensive income (loss)	$134,315	$164,926	$(2,739)	$(162,870)	$133,632
(1)    Caption is exclusive of depreciation and amortization
(2)    The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Six Months Ended June 30, 2022

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$950,116	$19,306	$(182)	$969,240
Operating expenses (income)
Direct advertising expenses(1)	—	310,004	14,673	(182)	324,495
General and administrative expenses(1)	—	170,158	3,584	—	173,742
Corporate expenses(1)	—	47,689	1,668	—	49,357
Depreciation and amortization	—	134,591	1,786	—	136,377
Gain on disposition of assets	—	(1,937)	—	—	(1,937)
	—	660,505	21,711	(182)	682,034
Operating income (loss)	—	289,611	(2,405)	—	287,206
Equity in (earnings) loss of subsidiaries	(281,394)	—	—	281,394	—
Interest expense (income), net	54,792	(100)	1,093	—	55,785
Equity in earnings of investee	—	(1,101)	—	—	(1,101)
Income (loss) before income tax expense (benefit)	226,602	290,812	(3,498)	(281,394)	232,522
Income tax expense (benefit)(2)	—	6,145	(225)	—	5,920
Net income (loss)	$226,602	$284,667	$(3,273)	$(281,394)	$226,602
Statement of Comprehensive Income
Net income (loss)	$226,602	$284,667	$(3,273)	$(281,394)	$226,602
Total other comprehensive loss, net of tax	—	—	(369)	—	(369)
Total comprehensive income (loss)	$226,602	$284,667	$(3,642)	$(281,394)	$226,233
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Six Months Ended June 30, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$800,596	$16,110	$(773)	$815,933
Operating expenses (income)
Direct advertising expenses(1)	—	261,619	10,817	(773)	271,663
General and administrative expenses(1)	—	146,014	2,154	—	148,168
Corporate expenses(1)	—	37,531	626	—	38,157
Depreciation and amortization	—	120,083	1,288	—	121,371
Gain on disposition of assets	—	(1,889)	(7)	—	(1,896)
	—	563,358	14,878	(773)	577,463
Operating income	—	237,238	1,232	—	238,470
Equity in (earnings) loss of subsidiaries	(233,829)	—	—	233,829	—
Loss on extinguishment of debt	21,604	—	—	—	21,604
Interest expense (income), net	53,726	(26)	457	—	54,157
Income (loss) before income tax expense	158,499	237,264	775	(233,829)	162,709
Income tax expense(2)	—	3,883	327	—	4,210
Net income (loss)	$158,499	$233,381	$448	$(233,829)	$158,499
Statement of Comprehensive Income
Net income (loss)	$158,499	$233,381	$448	$(233,829)	$158,499
Total other comprehensive income, net of tax	—	—	504	—	504
Total comprehensive income (loss)	$158,499	$233,381	$952	$(233,829)	$159,003
(1)Caption is exclusive of depreciation and amortization.
(2)The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2022

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$201,763	$364,272	$(33,150)	$(253,565)	$279,320
Cash flows from investing activities:
Acquisitions	—	(234,292)	—	—	(234,292)
Capital expenditures	—	(73,562)	(2,240)	—	(75,802)
Proceeds from disposition of assets and investments	—	1,716	—	—	1,716
Investment in subsidiaries	(234,292)	—	—	234,292	—
Decrease (increase) in intercompany notes receivable	56,117	—	—	(56,117)	—
Net cash (used in) provided by investing activities	(178,175)	(306,138)	(2,240)	178,175	(308,378)
Cash flows from financing activities:
Proceeds received from revolving credit facility	400,000	—	—	—	400,000
Payment on revolving credit facility	(240,000)	—	—	—	(240,000)
Principal payments on long-term debt	—	(182)	—	—	(182)
Principal payments on financing leases	—	(666)	—	—	(666)
Proceeds received from accounts receivable securitization program	—	—	65,000	—	65,000
Debt issuance costs	—	—	(200)	—	(200)
Intercompany loan (payments) proceeds	—	(33,387)	(22,730)	56,117	—
Distributions to non-controlling interest	—	—	(98)	—	(98)
Dividends (to) from parent	(243,856)	(253,565)	—	253,565	(243,856)
Contributions from (to) parent	41,029	234,292	—	(234,292)	41,029
Net cash (used in) provided by financing activities	(42,827)	(53,508)	41,972	75,390	21,027
Effect of exchange rate changes in cash and cash equivalents	—	—	(71)	—	(71)
Net (decrease) increase in cash and cash equivalents	(19,239)	4,626	6,511	—	(8,102)
Cash and cash equivalents at beginning of period	91,023	3,494	4,771	—	99,288
Cash and cash equivalents at end of period	$71,784	$8,120	$11,282	$—	$91,186

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$232,261	$346,732	$(15,922)	$(293,942)	$269,129
Cash flows from investing activities:
Acquisitions	—	(27,236)	—	—	(27,236)
Capital expenditures	—	(38,908)	(2,508)	—	(41,416)
Proceeds from disposition of assets and investments	—	3,982	—	—	3,982
Investment in subsidiaries	(27,236)	—	—	27,236	—
Decrease (increase) in intercompany notes receivable	1,562	—	—	(1,562)	—
Net cash (used in) provided by investing activities	(25,674)	(62,162)	(2,508)	25,674	(64,670)
Cash flows from financing activities:
Proceeds received from revolving credit facility	25,000	—	—	—	25,000
Payment on revolving credit facility	(25,000)	—	—	—	(25,000)
Principal payments on long-term debt	—	(190)	—	—	(190)
Principal payments on financing leases	—	(666)	—	—	(666)
Proceeds received from note offering	550,000	—	—	—	550,000
Payment on accounts receivable securitization program	—	—	(32,500)	—	(32,500)
Proceeds received from accounts receivable securitization program	—	—	32,500	—	32,500
Redemption of senior notes	(668,688)	—	—	—	(668,688)
Debt issuance costs	(8,063)	—	(435)	—	(8,498)
Intercompany loan (payments) proceeds	—	(15,826)	14,264	1,562	—
Distributions to non-controlling interest	—	—	(49)	—	(49)
Dividends (to) from parent	(157,409)	(294,691)	—	294,691	(157,409)
Contributions from (to) parent	27,985	27,985	—	(27,985)	27,985
Net cash (used in) provided by financing activities	(256,175)	(283,388)	13,780	268,268	(257,515)
Effect of exchange rate changes in cash and cash equivalents	—	—	213	—	213
Net (decrease) increase in cash and cash equivalents	(49,588)	1,182	(4,437)	—	(52,843)
Cash and cash equivalents at beginning of period	110,588	1,732	8,749	—	121,069
Cash and cash equivalents at end of period	$61,000	$2,914	$4,312	$—	$68,226

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
LAMAR ADVERTISING COMPANY
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.
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
Acquisitions and capital expenditures
Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources- Sources of Cash” for more information.
During the six months ended June 30, 2022, the Company completed over 40 acquisitions for a total cash purchase price of approximately $234.3 million. See Uses of Cash – Acquisitions for more information. The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total capital expenditures:
Billboard — traditional	$10,091	$4,604	$18,223	$7,371
Billboard — digital	28,618	13,627	41,954	22,701
Logos	3,595	2,644	6,003	4,567
Transit	1,714	757	2,204	1,210
Land and buildings	1,146	1,388	2,635	2,362
Operating equipment	1,879	2,064	4,783	3,205
Total capital expenditures	$47,043	$25,084	$75,802	$41,416

Umbrella Partnership Real Estate Investment Trust

As previously announced, on July 1, 2022, the Company completed a tax reorganization to a specific type of REIT known as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). The UPREIT structure allows property owners of appreciated properties to contribute property to the operating partnership of the REIT, on a tax-deferred basis, in exchange for a partnership interest in the form of operating partnership units. This reorganization is not expected to have any material impact on the Company's combined financial statements or business operations.
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
We define adjusted EBITDA as net income before income tax expense (benefit), interest expense (income), equity in earnings (loss) of investees, loss (gain) on extinguishment of debt and investments, stock-based compensation, depreciation and amortization, loss (gain) on disposition of assets and investments, transaction expenses and capitalized contract fulfillment costs, net.
FFO is defined as net income before gains or losses from the sale or disposal of real estate assets and investments and real estate related depreciation and amortization and including adjustments to eliminate unconsolidated affiliates and non-controlling interest.
We define AFFO as FFO before (i) straight-line income and expense; (ii) capitalized contract fulfillment costs, net (iii) stock-based compensation expense; (iv) non-cash portion of tax expense (benefit); (v) non-real estate related depreciation and amortization; (vi) amortization of deferred financing costs; (vii) loss on extinguishment of debt; (viii) transactions expenses; (ix) non-recurring infrequent or unusual losses (gains); (x) less maintenance capital expenditures; and (xi) an adjustment for unconsolidated affiliates and non-controlling interest.
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
RESULTS OF OPERATIONS
Six months ended June 30, 2022 compared to six months ended June 30, 2021
Net revenues increased $153.3 million or 18.8% to $969.2 million for the six months ended June 30, 2022 from $815.9 million for the same period in 2021. This increase was primarily attributable to an increase in billboard net revenues of $126.2 million, an increase in transit net revenues of $25.7 million, and an increase in logo net revenues of $1.4 million over the same period in 2021.
For the six months ended June 30, 2022, there was a $127.0 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2021, which represents an increase of 15.1%. See “Reconciliations” below. The $127.0 million increase in revenue is primarily due to an increase of $102.6 million in billboard net revenues as well as an increase in transit net revenues of $23.2 million over the same period in 2021.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $89.3 million, or 19.5%, to $547.8 million for the six months ended June 30, 2022 from $458.5 million for the same period in 2021. The $89.3 million increase over the prior year is comprised of a $85.9 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) primarily related to the operations of our outdoor advertising assets, as well as a $3.7 million increase in transaction expenses related to acquisitions and the write-off of deferred offering costs, offset by a $0.2 million decrease in stock-based compensation.
Depreciation and amortization expense increased $15.0 million to $136.4 million for the six months ended June 30, 2022 as compared to $121.4 million for the same period in 2021. The increase is primarily due to acquisitions and capital expenditures that occurred during 2021 and the first half of 2022.
For the six months ended June 30, 2022, the Company recognized a gain on disposition of assets of $1.9 million primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased by $49.1 million to $287.0 million for the six months ended June 30, 2022 as compared to $237.9 million for the same period in 2021.
During the six months ended June 30, 2021, the Company recognized a loss on debt extinguishment of $21.6 million related to the early repayment of our 5 3/4% Senior Notes during the period. There was no loss on debt extinguishment during the six months ended June 30, 2022.
Interest expense increased $1.8 million for the six months ended June 30, 2022 to $56.3 million as compared to $54.5 million for the six months ended June 30, 2021.
Equity in earnings of investee was $1.1 million for the six months ended June 30, 2022 as a result of investments that occurred in July of 2021. There was no equity in earnings of investee for the six months ended June 30, 2021.
The increase in operating income and the decrease in loss on extinguishment of debt, offset by the increase in interest expense, resulted in a $70.1 million increase in net income before income taxes. The effective tax rate for the six months ended June 30, 2022 was 2.5%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the six months ended June 30, 2022 of $226.4 million, as compared to net income of $157.9 million for the same period in 2021.

Reconciliations:
Because acquisitions occurring after December 31, 2020 have contributed to our net revenue results for the periods presented, we provide 2021 acquisition-adjusted net revenue, which adjusts our 2021 net revenue for the six months ended June 30, 2021 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2022.
Reconciliations of 2021 reported net revenue to 2021 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2021 acquisition-adjusted net revenue to 2022 reported net revenue for the six months ended June 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Reported net revenue	$969,240	$815,933
Acquisition net revenue	—	26,262
Adjusted totals	$969,240	$842,195
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$226,356	$157,938	$68,418	43.3%
Income tax expense	5,920	4,210	1,710
Loss on debt extinguishment	—	21,604	(21,604)
Transaction expenses	3,676	—	3,676
Interest expense (income), net	55,785	54,157	1,628
Equity in earnings of investee	(1,101)	—	(1,101)
Gain on disposition of assets	(1,937)	(1,896)	(41)
Depreciation and amortization	136,377	121,371	15,006
Capitalized contract fulfillment costs, net	309	(900)	1,209
Stock-based compensation expense	9,223	9,464	(241)
Adjusted EBITDA	$434,608	$365,948	$68,660	18.8%
Adjusted EBITDA for the six months ended June 30, 2022 increased 18.8% to $434.6 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $99.3 million, offset by an increase in total general and administrative and corporate expenses of $33.0 million, excluding the impact of stock-based compensation expense and transaction expenses.

Net Income/FFO/AFFO
(in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$226,356	$157,938	$68,418	43.3%
Depreciation and amortization related to real estate	130,075	115,815	14,260
Gain from sale or disposal of real estate, net of tax	(1,773)	(1,795)	22
Adjustments for unconsolidated affiliates and non-controlling interest	(771)	285	(1,056)
FFO	$353,887	$272,243	$81,644	30.0%
Straight line expense	2,143	1,729	414
Capitalized contract fulfillment costs, net	309	(900)	1,209
Stock-based compensation expense	9,223	9,464	(241)
Non-cash portion of tax provision	1,212	1,743	(531)
Non-real estate related depreciation and amortization	6,303	5,556	747
Amortization of deferred financing costs	2,950	2,962	(12)
Loss on extinguishment of debt	—	21,604	(21,604)
Transaction expenses	3,676	—	3,676
Capital expenditures – maintenance	(31,673)	(19,603)	(12,070)
Adjustments for unconsolidated affiliates and non-controlling interest	771	(285)	1,056
AFFO	$348,801	$294,513	$54,288	18.4%
FFO for the six months ended June 30, 2022 increased from $272.2 million in 2021 to $353.9 million for the same period in 2022, an increase of 30.0%. AFFO for the six months ended June 30, 2022 increased 18.4% to $348.8 million as compared to $294.5 million for the same period in 2021. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses) and capital expenditures related to the maintenance of our advertising assets.
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Net revenues increased $72.8 million or 16.4% to $517.9 million for the three months ended June 30, 2022 from $445.1 million for the same period in 2021. This increase was primarily attributable to an increase in billboard net revenues of $58.5 million, an increase in transit net revenues of $13.2 million, and an increase in logo net revenues of $1.1 million over the same period in 2021.
For the three months ended June 30, 2022, there was a $56.3 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2021, which represents an increase of 12.2%. See "Reconciliations" below. The $56.3 million increase in revenue is primarily due to an increase of $43.5 million in billboard net revenues as well as an increase in transit net revenues of $11.9 million over the same period in 2021.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $48.0 million, or 20.3%, to $285.0 million for the three months ended June 30, 2022 from $236.9 million for the same period in 2021. The $48.0 million increase over the prior year is comprised of a $42.7 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) primarily related to the operations of our outdoor advertising assets, as well as a $1.7 million increase in stock-based compensation and a $3.7 million increase in transaction expenses related to acquisitions and the write-off of deferred offering costs.
Depreciation and amortization increased $7.1 million to $67.8 million for the three months ended June 30, 2022 as compared to $60.6 million for the same period in 2021. The increase is primarily due to acquisitions and capital expenditures that occurred during 2021 and the first half of 2022.

For the three months ended June 30, 2022, the Company recognized a gain on disposition of assets of $1.4 million primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased by $17.5 million to $166.5 million for the three months ended June 30, 2022 as compared to $149.0 million for the same period in 2021.
Interest expense increased $3.1 million for the three months ended June 30, 2022 to $29.5 million as compared to $26.4 million for the three months ended June 30, 2021.
Equity in earnings of investee was $0.4 million for the three months ended June 30, 2022 as a result of investments that occurred in July of 2021. There was no equity in earnings of investee for the three months ended June 30, 2021.
The increase in operating income, offset by the increase in interest expense, resulted in a $14.8 million increase in net income before income taxes. The effective tax rate for the three months ended June 30, 2022 was 2.5%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the three months ended June 30, 2022 of $134.2 million, as compared to net income of $119.6 million for the same period in 2021.
Reconciliations:
Because acquisitions occurring after December 31, 2020 have contributed to our net revenue results for the periods presented, we provide 2021 acquisition-adjusted net revenue, which adjusts our 2021 net revenue for the three months ended June 30, 2021 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2022.
Reconciliations of 2021 reported net revenue to 2021 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2021 acquisition-adjusted net revenue to 2022 reported net revenue for the three months ended June 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Reported net revenue	$517,852	$445,052
Acquisition net revenue	—	16,461
Adjusted totals	$517,852	$461,513

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$134,205	$119,609	$14,596	12.2%
Income tax expense	3,440	3,200	240
Transaction expenses	3,676	—	3,676
Interest (expense) income, net	29,214	26,177	3,037
Equity in earnings of investee	(355)	—	(355)
Gain on disposition of assets	(1,374)	(1,481)	107
Depreciation and amortization	67,750	60,622	7,128
Capitalized contract fulfillment costs, net	(637)	(400)	(237)
Stock-based compensation expense	7,443	5,789	1,654
Adjusted EBITDA	$243,362	$213,516	$29,846	14.0%
Adjusted EBITDA for the three months ended June 30, 2022 increased 14.0% to $243.4 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $46.8 million, offset by an increase in total general and administrative and corporate expenses of $16.4 million, excluding the impact of stock-based compensation expense and transaction expenses.
Net Income/FFO/AFFO
(in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$134,205	119,609	$14,596	12.2%
Depreciation and amortization related to real estate	64,549	57,852	6,697
Gain from sale or disposal of real estate, net of tax	(1,319)	(1,412)	93
Adjustments for unconsolidated affiliates and non-controlling interest	124	132	(8)
FFO	$197,559	$176,181	$21,378	12.1%
Straight line expense	1,228	954	274
Capitalized contract fulfillment costs, net	(637)	(400)	(237)
Stock-based compensation expense	7,443	5,789	1,654
Non-cash portion of tax provision	1,554	2,763	(1,209)
Non-real estate related depreciation and amortization	3,202	2,770	432
Amortization of deferred financing costs	1,479	1,591	(112)
Transaction expenses	3,676	—	3,676
Capital expenditures - maintenance	(18,488)	(11,699)	(6,789)
Adjustments for unconsolidated affiliates and non-controlling interest	(124)	(132)	8
AFFO	$196,892	$177,817	$19,075	10.7%
FFO for the three months ended June 30, 2022 increased from $176.2 million in 2021 to $197.6 million for the same period in 2022, an increase of 12.1%. AFFO for the three months ended June 30, 2022 increased 10.7% to $196.9 million as compared to $177.8 million for the same period in 2021. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses) and capital expenditures related to the maintenance of our advertising assets.

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
Sources of Cash
Total Liquidity. As of June 30, 2022 we had $496.3 million of total liquidity, which is comprised of $91.7 million in cash and cash equivalents, $403.6 million of availability under the revolving portion of Lamar Media’s senior credit facility and $1.0 million of availability under the Accounts Receivable Securitization Program. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.
As of June 30, 2022 and December 31, 2021, the Company had a working capital deficit of $251.3 million and $274.4 million, respectively. The decrease in working capital deficit of $23.0 million is primarily due to increases in cash and cash equivalents and receivables, net, offset by an increase in current maturities of long-term debt as of June 30, 2022.
Cash Generated by Operations. For the six months ended June 30, 2022 and 2021, our cash provided by operating activities was $312.6 million and $285.3 million, respectively. The increase in cash provided by operating activities for the six months ended June 30, 2022 over the same period in 2021 primarily relates to an increase in revenues of $153.3 million offset by an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets, and depreciation and amortization) of $89.5 million. We expect to generate cash flows from operations during 2022 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. We believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.
Accounts Receivable Securitization Program.  On June 24, 2022, Lamar Media and the Special Purpose Subsidiaries entered into the Sixth Amendment (the "Sixth Amendment") to the Receivables Financing Agreement. The Sixth Amendment increased the Accounts Receivable Securitization Program from $175.0 million to $250.0 million and extended the maturity date of the Accounts Receivable Securitization Program to July 21, 2025. Additionally, the Sixth Amendment provides for the replacement of LIBOR-based interest rate mechanics with Secured Overnight Financing Rate ("SOFR") based interest rate mechanics for the Accounts Receivable Securitization Program.
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

As of June 30, 2022, there was $240.0 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Based on the availability of eligible accounts, Lamar Media had $1.0 million of unused availability under the Accounts Receivable Securitization Program as of June 30, 2022. The Accounts Receivable Securitization Program will mature on July 21, 2025.
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
On June 21, 2021, the Company entered into a new equity distribution agreement (the "2021 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms. Under the terms of the 2021 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2021 Sales Agreement and may at any time suspend solicitations and offers under the 2021 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2021 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under this program from its inception through June 30, 2022.
Shelf Registration Statement. On June 21, 2021, the Company filed a new automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company did not issue any shares under either shelf registration.
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
As of June 30, 2022 the aggregate balance outstanding under the senior credit facility was $935.0 million, consisting of $600.0 million in Term B loans aggregate principal balance and $335.0 million in outstanding borrowings under our revolving credit facility. Lamar Media had approximately $403.6 million of unused capacity under the revolving credit facility.
On July 29, 2022, Lamar Media entered into a new $350.0 million Senior Secured Term Loan A loan (the “Term A loans”) agreement. The Term A loans are an incremental tranche under the Fourth Amended and Restated Credit Agreement and will mature February 6, 2025. The Term A loans bear interest at Term SOFR plus 1.25% and a credit spread adjustment of 0.10%. The covenants, events of default and other terms of the senior credit facility apply to the Term A loans. Proceeds from the Term A loans were used to repay outstanding balances on the revolving credit facility and a portion of the outstanding balance on our Accounts Receivable Securitization Program. Subsequent to the repayments, and currently, we have no balances outstanding under our revolving credit facility and $170.0 million outstanding on our Accounts Receivable Securitization Program.
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
Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At June 30, 2022 we were, and currently, we are, in compliance with all such tests under the senior credit facility.
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
Uses of Cash
Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $75.8 million for the six months ended June 30, 2022. We anticipate our 2022 total capital expenditures to be approximately $170.0 million.
Acquisitions. During the six months ended June 30, 2022, the Company completed acquisitions for an aggregate purchase price of approximately $234.3 million, which were financed using available cash on hand and borrowings on the Accounts Receivable Securitization Program and revolving credit facility.
On May 4, 2022, the Company acquired Burkhart Advertising Inc. which includes more than 1,500 billboard structures and 3,200 billboard faces, including 23 digital displays. The acquisition was funded with a combination of cash on hand and borrowings under our revolving credit facility.
Dividends. On February 24, 2022, the Company's Board of Directors declared a quarterly cash dividend of $1.10 per share, paid on March 31, 2022 to its stockholders of record of its Class A common stock and Class B common stock on March 21, 2022. On May 19, 2022, the Company's Board of Directors declared a quarterly cash dividend of $1.20 per share, paid on June 30, 2022 to its stockholders of record of its Class A common stock and Class B common stock on June 20, 2022. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2022 will be $4.70 per common share, including the dividend paid on June 30, 2022.
As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its Taxable REIT Subsidiaries (“TRSs”), the impact of general economic conditions on the Company’s operations and other factors that the Board of Directors may deem relevant.
Special Purpose Acquisition Company. On April 6, 2021, Lamar Partnering Corporation (“LPC”), a newly formed special purpose acquisition company and indirect wholly-owned subsidiary of the Company, filed a Registration Statement on Form S-1, with the Securities and Exchange Commission (the "SEC"). On June 21, 2022, LPC filed its request to withdraw its registration statement with the SEC. In conjunction with the withdrawn offering, the Company incurred a transaction expense of $1.1 million for the write-off of deferred offering costs incurred on behalf of LPC's registration statement. The $1.1 million in expenses are included in Corporate expenses in our Condensed Consolidated Statement of Income and Comprehensive Income at June 30, 2022.
Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of June 30, 2022. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
Material Cash Requirements
Our expected material cash requirements for the three months ended June 30, 2022 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.
Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of June 30, 2022 (in millions):

	Less than 1 year	Thereafter
Debt maturities(1)	$239.7	$3,001.5
Interest obligations on long-term debt(2)	118.5	603.3
Contractual obligations, including operating and financing leases	249.2	1,489.4
Total payments due	$607.4	$5,094.2
(1)    Debt maturities assume there is no refinancing prior to the existing maturity date.
(2)    Interest rates on our variable rate instruments assume rates at the June 2022 levels.

Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). On February 24, 2022, the Company's Board of Directors approved a dividend of $1.10 per common share, paid on March 31, 2022. On May 19, 2022, the Company's Board of Directors approved a dividend of $1.20 per common share, paid on June 30, 2022. Our Board of Directors will continue to evaluate future dividends in order to continue to satisfy the requirements needed to maintain our REIT status.

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

Cash Flows

The Company's cash flows provided by operating activities increased $27.4 million from $285.3 million for the six months ended June 30, 2021 to $312.6 million for the three months ended June 30, 2022, primarily resulting from an increase in revenues of $153.3 million offset by an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets, and depreciation and amortization) of $89.5 million, as compared to the comparable period in 2021.

Cash flows used in investing activities increased $243.7 million from $64.7 million for the six months ended June 30, 2021 to $308.4 million for the six months ended June 30, 2022 primarily due to a net increase in the amount of assets acquired through acquisitions, investments and capital expenditures of $241.4 million, as compared to the same period in 2021.

The Company's cash flows used in financing activities were $12.3 million for the six months ended June 30, 2022 as compared to $273.6 million for the six months ended June 30, 2021. This decrease in cash used in financing activities of $261.4 million for the six months ended June 30, 2022 is primarily due to financing transactions that occurred during 2021, offset by an increase in cash paid for dividends and distributions in 2022 over the comparable period in 2021.
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

Accounting Standards and Regulatory Update
See Note 14, "New Accounting Pronouncements" to our condensed consolidated financial statements included in Part 1, Item 1 of this report for a discussion of our Accounting Standards and Regulatory Update.
LAMAR MEDIA CORP.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and six months ended June 30, 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.
RESULTS OF OPERATIONS
Six months ended June 30, 2022 compared to six months ended June 30, 2021
Net revenues increased $153.3 million or 18.8% to $969.2 million for the six months ended June 30, 2022 from $815.9 million for the same period in 2021. This increase was primarily attributable to an increase in billboard net revenues of $126.2 million, an increase in transit net revenues of $25.7 million, and an increase in logo net revenues of $1.4 million over the same period in 2021.
For the six months ended June 30, 2022, there was a $127.0 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2021, which represents an increase of 15.1%. See “Reconciliations” below. The $127.0 million increase in revenue is primarily due to an increase of $102.6 million in billboard net revenues as well as an increase in transit net revenues of $23.2 million over the same period in 2021.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $89.6 million, or 19.6%, to $547.6 million for the six months ended June 30, 2022 from $458.0 million for the same period in 2021. The $89.6 million increase over the prior year is comprised of a $86.2 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) primarily related to the operations of our outdoor advertising assets, as well as a $3.7 million increase in transaction expenses related to acquisitions and the write-off of deferred offering costs, offset by a $0.2 million decrease in stock-based compensation.
Depreciation and amortization expense increased $15.0 million to $136.4 million for the six months ended June 30, 2022 as compared to $121.4 million for the same period in 2021. The increase is primarily due to acquisitions and capital expenditures that occurred during 2021 and the first half of 2022.
For the six months ended June 30, 2022, Lamar Media recognized a gain on disposition of assets of $1.9 million, primarily resulting from transactions related to billboard locations and displays.
Due to the above factors, operating income increased by $48.7 million to $287.2 million for the six months ended June 30, 2022 as compared to $238.5 million for the same period in 2021.
During the six months ended June 30, 2021, Lamar Media recognized a loss on debt extinguishment of $21.6 million related to the early repayment of our 5 3/4% Senior Notes during the period. There was no loss on debt extinguishment during the six months ended June 30, 2022.
Interest expense increased $1.8 million for the six months ended June 30, 2022 to $56.3 million as compared to $54.5 million for the six months ended June 30, 2021.
Equity in earnings of investee was $1.1 million for the six months ended June 30, 2022 as a result of investments that occurred in July of 2021. There was no equity in earnings of investee for the six months ended June 30, 2021.
The increase in operating income and the decrease in loss on extinguishment of debt, offset by the increase in interest expense, resulted in a $69.8 million increase in net income before income taxes. The effective tax rate for the six months ended June 30, 2022 was 2.5%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the six months ended June 30, 2022 of $226.6 million, as compared to net income of $158.5 million for the same period in 2021.

Reconciliations:
Because acquisitions occurring after December 31, 2020 have contributed to our net revenue results for the periods presented, we provide 2021 acquisition-adjusted net revenue, which adjusts our 2021 net revenue for the six months ended June 30, 2021 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2022.
Reconciliations of 2021 reported net revenue to 2021 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2021 acquisition-adjusted net revenue to 2022 reported net revenue for the six months ended June 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Reported net revenue	$969,240	$815,933
Acquisition net revenue	—	26,262
Adjusted totals	$969,240	$842,195
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$226,602	$158,499	$68,103	43.0%
Income tax expense	5,920	4,210	1,710
Loss on debt extinguishment	—	21,604	(21,604)
Transaction expenses	3,676	—	3,676
Interest expense (income), net	55,785	54,157	1,628
Equity in earnings of investee	(1,101)	—	(1,101)
Gain on disposition of assets	(1,937)	(1,896)	(41)
Depreciation and amortization	136,377	121,371	15,006
Capitalized contract fulfillment costs, net	309	(900)	1,209
Stock-based compensation expense	9,223	9,464	(241)
Adjusted EBITDA	$434,854	$366,509	$68,345	18.6%
Adjusted EBITDA for the six months ended June 30, 2022 increased 18.6% to $434.9 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $99.3 million, offset by an increase in total general and administrative and corporate expenses of $33.3 million, excluding the impact of stock-based compensation expense and transaction expenses.

Net Income/FFO/AFFO
(in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$226,602	$158,499	$68,103	43.0%
Depreciation and amortization related to real estate	130,075	115,815	14,260
Gain from sale or disposal of real estate, net of tax	(1,773)	(1,795)	22
Adjustments for unconsolidated affiliates and non-controlling interest	(771)	285	(1,056)
FFO	$354,133	$272,804	$81,329	29.8%
Straight line expense	2,143	1,729	414
Capitalized contract fulfillment costs, net	309	(900)	1,209
Stock-based compensation expense	9,223	9,464	(241)
Non-cash portion of tax provision	1,212	1,743	(531)
Non-real estate related depreciation and amortization	6,303	5,556	747
Amortization of deferred financing costs	2,950	2,962	(12)
Loss on extinguishment of debt	—	21,604	(21,604)
Transaction expenses	3,676	—	3,676
Capital expenditures – maintenance	(31,673)	(19,603)	(12,070)
Adjustments for unconsolidated affiliates and non-controlling interest	771	(285)	1,056
AFFO	$349,047	$295,074	$53,973	18.3%
FFO for the six months ended June 30, 2022 increased from $272.8 million in 2021 to $354.1 million for the same period in 2022, an increase of 29.8%. AFFO for the six months ended June 30, 2022 increased 18.3% to $349.0 million as compared to $295.1 million for the same period in 2021. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses) and capital expenditures related to the maintenance of our advertising assets.
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Net revenue increased $72.8 million or 16.4% to $517.9 million for the three months ended June 30, 2022 from $445.1 million for the same period in 2021. This increase was primarily attributable to an increase in billboard net revenues of $58.5 million, an increase in transit net revenues of $13.2 million, and an increase in logo net revenues of $1.1 million over the same period in 2021.
For the three months ended June 30, 2022, there was a $56.3 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2021, which represents an increase of 12.2%. See "Reconciliations" below. The $56.3 million increase in revenue is primarily due to an increase of $43.5 million in billboard net revenues as well as an increase in transit net revenues of $11.9 million over the same period in 2021.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $48.4 million, or 20.4%, to $284.9 million for the three months ended June 30, 2022 from $236.5 million for the same period in 2021. The $48.4 million increase over the prior year is comprised of a $43.0 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) primarily related to the operations of our outdoor advertising assets, as well as a $1.7 million increase in stock-based compensation and a $3.7 million increase in transaction expenses related to acquisitions and the write-off of deferred offering costs.
Depreciation and amortization expense increased $7.1 million to $67.8 million for the three months ended June 30, 2022 as compared to $60.6 million for the same period in 2021. The increase is primarily due to acquisitions and capital expenditures that occurred during 2021 and the first half of 2022.

For the three months ended June 30, 2022, Lamar Media recognized a gain on disposition of assets of $1.4 million, primarily resulting from transactions related to billboard locations and displays.
Due to the above factors, operating income increased by $17.2 million to $166.6 million for the three months ended June 30, 2022 as compared to $149.4 million for the same period in 2021.
Interest expense increased $3.1 million for the three months ended June 30, 2022 to $29.5 million as compared to $26.4 million for the three months ended June 30, 2021.
Equity in earnings of investee was $0.4 million for the three months ended June 30, 2022 as a result of investments that occurred in July of 2021. There was no equity in earnings of investee for the three months ended June 30, 2021.
The increase in operating income, offset by the increase in interest expense, resulted in a $14.5 million increase in net income before income taxes. The effective tax rate for the three months ended June 30, 2022 was 2.5%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the three months ended June 30, 2022 of $134.3 million, as compared to net income of $120.0 million for the same period in 2021.
Reconciliations:
Because acquisitions occurring after December 31, 2020 have contributed to our net revenue results for the periods presented, we provide 2021 acquisition-adjusted net revenue, which adjusts our 2021 net revenue for the three months ended June 30, 2021 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2022.
Reconciliations of 2021 reported net revenue to 2021 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2021 acquisition -adjusted net revenue to 2022 reported net revenue for the three months ended June 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Reported net revenue	$517,852	$445,052
Acquisition net revenue	—	16,461
Adjusted totals	$517,852	$461,513

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$134,315	$120,033	$14,282	11.9%
Income tax expense	3,440	3,200	240
Transaction expenses	3,676	—	3,676
Interest expense (income), net	29,214	26,177	3,037
Equity in earnings of investee	(355)	—	(355)
Gain on disposition of assets	(1,374)	(1,481)	107
Depreciation and amortization	67,750	60,622	7,128
Capitalized contract fulfillment costs, net	(637)	(400)	(237)
Stock-based compensation expense	7,443	5,789	1,654
Adjusted EBITDA	$243,472	$213,940	$29,532	13.8%
Adjusted EBITDA for the three months ended June 30, 2022 increased 13.8% to $243.5 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $46.8 million, offset by an increase in total general and administrative and corporate expenses of $16.8 million, excluding the impact of stock-based compensation expense and transaction expenses.
Net Income/FFO/AFFO
(in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$134,315	$120,033	$14,282	11.9%
Depreciation and amortization related to real estate	64,549	57,852	6,697
Gain from sale or disposal of real estate, net of tax	(1,319)	(1,412)	93
Adjustments for unconsolidated affiliates and non-controlling interest	124	132	(8)
FFO	$197,669	$176,605	$21,064	11.9%
Straight line expense	1,228	954	274
Capitalized contract fulfillment costs, net	(637)	(400)	(237)
Stock-based compensation expense	7,443	5,789	1,654
Non-cash portion of tax provision	1,554	2,763	(1,209)
Non-real estate related depreciation and amortization	3,202	2,770	432
Amortization of deferred financing costs	1,479	1,591	(112)
Transaction expenses	3,676	—	3,676
Capital expenditures - maintenance	(18,488)	(11,699)	(6,789)
Adjustments for unconsolidated affiliates and non-controlling interest	(124)	(132)	8
AFFO	$197,002	$178,241	$18,761	10.5%
FFO for the three months ended June 30, 2022 increased from $176.6 million in 2021 to $197.7 million for the same period in 2022, an increase of 11.9%. AFFO for the three months ended June 30, 2022 increased 10.5% to $197.0 million as compared to $178.2 million for the same period in 2021. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses) and capital expenditures related to the maintenance of our advertising assets.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2022, and should be read in conjunction with Note 11 of the Notes to the Company’s Condensed Consolidated Financial Statements.
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
At June 30, 2022 there was approximately $1.17 billion of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 35.8% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2022 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $10.1 million, and the weighted average interest rate applicable to these borrowings during 2022 was 2.0%. Assuming that the weighted average interest rate was 200 basis points higher (that is 4.0% rather than 2.0%), then the Company’s 2022 interest expense would have increased by approximately $9.9 million for the six months ended June 30, 2022.
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

Our UPREIT structure may result in potential conflicts of interest.

We are structured as an “UPREIT,” which stands for “umbrella partnership real estate investment trust.” While limited partners of Lamar Advertising Limited Partnership (the “Operating Partnership”) do not generally have any right to participate in or exercise management power over the business and affairs of the Operating Partnership, they do have the right to vote on certain amendments to the partnership agreement of the Operating Partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders.

The partnership agreement of the Operating Partnership provides that, for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners shall be resolved by the general partner in favor of our stockholders. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders.
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

4.1
Supplemental Indenture to the Indenture dated as of June 3, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625%% Senior Notes due 2031. Filed herewith.

4.2
Supplemental Indenture to the Indenture dated as of June 3, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028. Filed herewith.

4.3
Supplemental Indenture to the Indenture dated as of June 3, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030. Filed herewith.

4.4
Supplemental Indenture to the Indenture dated as of June 3, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029. Filed herewith.

10.1
Joinder Agreement, dated as of June 7, 2022, to the Fourth Amended and Restated Credit Agreement dated as of dated as of February 6, 2020 (as amended by that certain Amendment No. 1, dated as of July 2, 2021, and as further amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Advertising Limited Partnership, Lamar Advertising General Partner, and Sky High Murals-Colossal Media, LLC. Filed herewith.

10.2
Sixth Amendment to the Receivables Financing Agreement, dated as of June 24, 2022, among Lamar Media, as Initial Servicer, the SPEs, as Borrowers, and PNC Bank, National Association, as Administrative Agent and a Lender. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on June 30, 2022 and incorporated herein by reference.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: August 3, 2022	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: August 3, 2022	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer