Form 10-Q
period 2022-09-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2022-11-04
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of October 31, 2022: 87,263,385
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of October 31, 2022: 14,420,085
The number of shares of Lamar Media Corp. common stock outstanding as of October 31, 2022: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,355	$99,788
Receivables, net of allowance for doubtful accounts of $11,388 and $11,195 in 2022 and 2021, respectively	294,840	269,917
Other current assets	30,826	18,902
Total current assets	405,021	388,607
Property, plant and equipment	3,912,020	3,782,288
Less accumulated depreciation and amortization	(2,512,786)	(2,445,014)
Net property, plant and equipment	1,399,234	1,337,274
Operating lease right of use assets	1,236,201	1,224,672
Financing lease right of use assets	14,751	16,890
Goodwill	2,002,747	1,936,426
Intangible assets, net	1,128,358	1,045,177
Other assets	92,207	98,448
Total assets	$6,278,519	$6,047,494
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$16,523	$16,429
Current maturities of long-term debt, net of deferred financing costs of $651 and $585 in 2022 and 2021, respectively	199,722	174,778
Current operating lease liabilities	180,107	198,286
Current financing lease liabilities	1,331	1,331
Accrued expenses	105,374	135,038
Deferred income	140,772	137,103
Total current liabilities	643,829	662,965
Long-term debt, net of deferred financing costs of $33,494 and $36,274 in 2022 and 2021, respectively	3,016,563	2,838,817
Operating lease liabilities	1,007,988	995,356
Financing lease liabilities	16,278	17,277
Deferred income tax liabilities	8,298	6,416
Asset retirement obligation	278,092	269,367
Other liabilities	33,186	40,207
Total liabilities	5,004,234	4,830,405
Stockholders’ equity:
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2022 and 2021	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized; 88,047,081 and 87,540,838 shares issued at 2022 and 2021, respectively; 87,263,385 and 86,852,821 outstanding at 2022 and 2021, respectively	88	88
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2022 and 2021	14	14
Additional paid-in capital	2,054,110	2,001,399
Accumulated comprehensive (loss) income	(915)	855
Accumulated deficit	(717,654)	(734,415)
Cost of shares held in treasury, 783,696 and 688,017 shares at 2022 and 2021, respectively	(61,358)	(50,852)
Stockholders’ equity	1,274,285	1,217,089
Total liabilities and stockholders’ equity	$6,278,519	$6,047,494
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statements of Income
Net revenues	$527,390	$476,894	$1,496,630	$1,292,827
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	168,968	147,310	493,463	418,973
General and administrative expenses (exclusive of depreciation and amortization)	87,181	85,946	260,923	234,429
Corporate expenses (exclusive of depreciation and amortization)	24,474	26,028	74,077	64,431
Depreciation and amortization	65,833	84,300	202,210	205,671
Gain on disposition of assets	(53)	(26)	(1,990)	(1,922)
	346,403	343,558	1,028,683	921,582
Operating income	180,987	133,336	467,947	371,245
Other expense (income)
Loss on extinguishment of debt	—	—	—	21,604
Interest income	(248)	(198)	(742)	(554)
Interest expense	33,545	26,125	89,824	80,638
Equity in earnings of investee	(1,554)	(1,141)	(2,655)	(1,141)
	31,743	24,786	86,427	100,547
Income before income tax expense	149,244	108,550	381,520	270,698
Income tax expense	3,056	1,712	8,976	5,922
Net income	146,188	106,838	372,544	264,776
Cash dividends declared and paid on preferred stock	91	91	273	273
Net income applicable to common stock	$146,097	$106,747	$372,271	$264,503
Earnings per share:
Basic earnings per share	$1.44	$1.05	$3.67	$2.62
Diluted earnings per share	$1.44	$1.05	$3.66	$2.61
Cash dividends declared per share of common stock	$1.20	$1.00	$3.50	$2.50
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	101,580,997	101,195,158	101,469,918	101,097,124
Weighted average common shares outstanding diluted	101,685,965	101,401,754	101,599,157	101,298,444
Statements of Comprehensive Income
Net income	$146,188	$106,838	$372,544	$264,776
Other comprehensive loss
Foreign currency translation adjustments	(1,401)	(588)	(1,770)	(84)
Comprehensive income	$144,787	$106,250	$370,774	$264,692
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2021	$—	$88	$14	$(50,852)	$2,001,399	$855	$(734,415)	$1,217,089
Non-cash compensation	—	—	—	—	1,405	—	—	1,405
Issuance of 241,750 shares of common stock through stock awards	—	—	—	—	30,145	—	—	30,145
Exercise of 26,190 shares of stock options	—	—	—	—	1,307	—	—	1,307
Issuance of 36,347 shares of common stock through employee purchase plan	—	—	—	—	3,589	—	—	3,589
Purchase of 95,091 shares of treasury stock	—	—	—	(10,446)	—	—	—	(10,446)
Foreign currency translation	—	—	—	—	—	314	—	314
Net income	—	—	—	—	—	—	92,151	92,151
Dividends/distributions to common shareholders ($1.10 per common share)	—	—	—	—	—	—	(111,602)	(111,602)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2022	$—	$88	$14	$(61,298)	$2,037,845	$1,169	$(753,957)	$1,223,861
Non-cash compensation	—	—	—	—	1,356	—	—	1,356
Issuance of 7,197 shares of common stock through stock awards	—	—	—	—	221	—	—	221
Exercise of 13,131 shares of stock options	—	—	—	—	599	—	—	599
Issuance of 32,172 shares of common stock through employee purchase plan	—	—	—	—	2,406	—	—	2,406
Foreign currency translation	—	—	—	—	—	(683)	—	(683)
Net income	—	—	—	—	—	—	134,205	134,205
Dividends/distributions to common shareholders ($1.20 per common share)	—	—	—	—	—	—	(121,808)	(121,808)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, June 30, 2022	$—	$88	$14	$(61,298)	$2,042,427	$486	$(741,651)	$1,240,066
Non-cash compensation	—	—	—	—	4,283	—	—	4,283
Exercise of 114,440 shares of stock options	—	—	—	—	4,945	—	—	4,945
Issuance of shares 35,016 of common stock through employee purchase plan	—	—	—	—	2,455	—	—	2,455
Purchase of 588 shares of treasury stock	—	—	—	(60)	—	—	—	(60)
Foreign currency translation	—	—	—	—	—	(1,401)	—	(1,401)
Net income	—	—	—	—	—	—	146,188	146,188
Dividends/distributions to common shareholders ($1.20 per common share)	—	—	—	—	—	—	(122,100)	(122,100)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, September 30, 2022	$—	$88	$14	$(61,358)	$2,054,110	$(915)	$(717,654)	$1,274,285
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2020	$—	$87	$14	$(44,786)	$1,963,850	$934	$(717,331)	$1,202,768
Non-cash compensation	—	—	—	—	1,060	—	—	1,060
Issuance of 149,000 shares of common stock through stock awards	—	—	—	—	13,376	—	—	13,376
Exercise of 82,101 shares of stock options	—	—	—	—	5,224	—	—	5,224
Issuance of 31,824 shares of common stock through employee purchase plan	—	—	—	—	2,172	—	—	2,172
Purchase of 65,290 shares of treasury stock	—	—		(5,717)	—	—	—	(5,717)
Foreign currency translation	—	—	—	—	—	204	—	204
Net income	—	—	—	—	—	—	38,329	38,329
Dividends/distributions to common shareholders ($0.75 per common share)	—	—	—	—	—	—	(75,818)	(75,818)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, March 31, 2021	$—	$87	$14	$(50,503)	$1,985,682	$1,138	$(754,911)	$1,181,507
Non-cash compensation	—	—	—	—	917	—	—	917
Issuance of 4,685 shares of common stock through stock awards	—	—	—	—	594	—	—	594
Exercise of 38,265 shares of stock options	—	—	—	—	2,575	—	—	2,575
Issuance of 30,302 shares of common stock through employee purchase plan	—	—	—	—	2,068	—	—	2,068
Foreign currency translation	—	—	—	—	—	300	—	300
Net income	—	—	—	—	—	—	119,609	119,609
Dividends/distributions to common shareholders ($0.75 per common share)	—	—	—	—	—	—	(75,874)	(75,874)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, June 30, 2021	$—	$87	$14	$(50,503)	$1,991,836	$1,438	$(711,267)	$1,231,605
Non-cash compensation	—	—	—	—	1,128	—	—	1,128
Issuance of 5,300 shares of common stock through stock awards	—	—	—	—	188	—	—	188
Exercise of 26,880 shares of stock options	—	1	—	—	1,748	—	—	1,749
Issuance of shares 25,347 of common stock through employee purchase plan	—	—	—	—	2,262	—	—	2,262
Purchase of 665 shares of treasury stock	—	—	—	(70)	—	—	—	(70)
Foreign currency translation	—	—	—	—	—	(588)	—	(588)
Net income	—	—	—	—	—	—	106,838	106,838
Dividends/distributions to common shareholders ($1.00 per common share)	—	—	—	—	—	—	(101,225)	(101,225)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	(91)
Balance, September 30, 2021	$—	88	14	(50,573)	1,997,162	850	(705,745)	$1,241,796
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$372,544	$264,776
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	202,210	205,671
Stock-based compensation	14,331	22,540
Amortization included in interest expense	4,527	4,405
Gain on disposition of assets and investments	(1,990)	(1,922)
Loss on extinguishment of debt	—	21,604
Equity in earnings of investee	(2,655)	(1,141)
Deferred tax expense	1,851	1,178
Provision for doubtful accounts	5,868	2,711
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(29,510)	(24,475)
Prepaid expenses	(2,681)	(1,953)
Other assets	3,510	(444)
(Decrease) increase in:
Trade accounts payable	(895)	(69)
Accrued expenses	(12,773)	3,610
Operating lease liabilities	(18,881)	(22,560)
Other liabilities	1,649	14,303
Net cash provided by operating activities	537,105	488,234
Cash flows from investing activities:
Acquisitions	(287,860)	(107,593)
Capital expenditures	(116,808)	(71,513)
Payment for investments in equity securities	—	(30,000)
Proceeds from disposition of assets and investments	2,146	5,761
Decrease in notes receivable	58	107
Net cash used in investing activities	(402,464)	(203,238)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(10,506)	(5,787)
Net proceeds from issuance of common stock	15,301	16,050
Principal payments on long-term debt	(273)	(282)
Principal payments on financing leases	(998)	(998)
Payments on revolving credit facility	(575,000)	(25,000)
Proceeds received from revolving credit facility	400,000	25,000
Redemption of senior notes and senior subordinated notes	—	(668,688)
Proceeds received from note offering	—	550,000
Proceeds received from accounts receivable securitization program	140,000	120,000
Payments on accounts receivable securitization program	(115,000)	(67,500)
Proceeds received from senior credit facility term loans	350,000	—
Debt issuance costs	(1,564)	(8,662)
Distributions to non-controlling interest	(1,019)	(82)
Dividends/distributions	(355,783)	(253,190)
Net cash used in financing activities	(154,842)	(319,139)
Effect of exchange rate changes in cash and cash equivalents	(232)	143
Net decrease in cash and cash equivalents	(20,433)	(34,000)
Cash and cash equivalents at beginning of period	99,788	121,569
Cash and cash equivalents at end of period	$79,355	$87,569
Supplemental disclosures of cash flow information:
Cash paid for interest	$84,611	$87,729
Cash paid for foreign, state and federal income taxes	$8,254	$7,231
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
On July 1, 2022, the Company's direct wholly owned subsidiary Lamar Media Corp. (“Lamar Media”) entered into the Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”) of Lamar Advertising Limited Partnership (the “OP”) as the initial limited partner, along with its wholly owned subsidiary, Lamar Advertising General Partner, LLC, as the general partner of the OP (the “General Partner”). Lamar Media formed the OP and contributed all of its assets to the OP in connection with the Company’s reorganization (the "Reorganization") as a specific type of real estate investment trust (“REIT”) known as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”). The Company completed the Reorganization to facilitate tax-deferred contributions of properties to the OP in exchange for limited partnership interests in the OP. The Reorganization did not have a material impact on our condensed consolidated financial statements.
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
The following table presents our disaggregated revenue by source for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Billboard advertising	$471,450	$430,103	$1,337,015	$1,169,426
Logo advertising	19,632	19,720	60,137	58,820
Transit advertising	36,308	27,071	99,478	64,581
Net revenues	$527,390	$476,894	$1,496,630	$1,292,827

3. Leases
During the three months ended September 30, 2022 and 2021, we had operating lease costs of $74,927 and $72,789, respectively, and variable lease costs of $17,910 and $22,514, respectively. During the nine months ended September 30, 2022 and 2021, we had operating lease costs of $227,129 and $218,139, respectively, and variable lease costs of $45,785 and $56,507, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). For the three months ended September 30, 2022 and 2021, we recorded a (gain) loss of ($106) and $349, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. For the nine months ended September 30, 2022 and 2021, we recorded a (gain) loss of ($576) and $296, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $255,436 and $243,690 were made reducing our operating lease liabilities for the nine months ended September 30, 2022 and 2021, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets ("ROU assets") or lease liabilities for agreements with a term of twelve months or less. We recorded $1,943 and $1,579 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended September 30, 2022 and 2021, respectively. We recorded $5,494 and $4,471 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the nine months ended September 30, 2022 and 2021, respectively.
Our operating leases have a weighted-average remaining lease term of 12.3 years. The weighted-average discount rate of our operating leases is 4.6%. Also, during the periods ended September 30, 2022 and 2021, we obtained $37,518 and $25,401, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.
The following is a summary of the maturities of our operating lease liabilities as of September 30, 2022:

2022	$38,728
2023	214,565
2024	182,568
2025	155,303
2026	130,949
Thereafter	868,615
Total undiscounted operating lease payments	1,590,728
Less: Imputed interest	(402,633)
Total operating lease liabilities	$1,188,095
During the three months ended September 30, 2022 and 2021, $713 of amortization expense for each period and $135 and $145 of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. During the nine months ended September 30, 2022 and 2021, $2,140 of amortization expense for each period and $412 and $443 of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. Cash payments of $998 were made reducing our financing lease liabilities for each of the nine months ended September 30, 2022 and 2021 and are included in cash flows used in financing activities in the Condensed Consolidated Statements of Cash Flows. Our financing leases have a weighted-average remaining lease term of 5.2 years and a weighted-average discount rate of 3.1%.
Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore they are no longer accounted for as a lease. For the three months ended September 30, 2022 and 2021, non-lease variable transit payments were $22,019 and $8,625, respectively. For the nine months ended September 30, 2022 and 2021, non-lease variable transit payments were $63,538 and $19,213, respectively. These transit expenses are recorded in direct advertising expenses (exclusive of depreciation and amortization) on the Condensed Consolidated Statements of Income and Comprehensive Income.
4. Acquisitions
During the nine months ended September 30, 2022, the Company completed over 50 acquisitions of outdoor advertising assets for a total purchase price of $287,860.
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

Total
Property, plant and equipment	$41,876
Goodwill	66,514
Site locations	156,154
Non-competition agreements	2,023
Customer lists and contracts	21,646
Asset acquisition costs	604
Current assets	1,857
Current liabilities	(6,367)
Operating lease right of use assets	32,184
Operating lease liabilities	(28,631)
$287,860
Total acquired intangible assets for the nine months ended September 30, 2022 were $246,941, of which $66,514 was assigned to goodwill. Goodwill is not amortized for financial statement purposes and $456 of goodwill related to 2022 acquisitions is expected to be deductible for tax purposes. The acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $21,646 (7 year weighted average useful life) and site locations of $156,154 (15 year weighted average useful life). The aggregate amortization expense related to the 2022 acquisitions for the nine months ended September 30, 2022 was $9,234.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)
Net revenues	$527,648	$496,342	$1,506,087	$1,346,542
Net income applicable to common stock	$146,155	$111,907	$370,122	$265,214
Net income per common share- basic	$1.44	$1.11	$3.65	$2.62
Net income per common share- diluted	$1.44	$1.10	$3.64	$2.62
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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 151,500 shares of its Class A common stock during the nine months ended September 30, 2022. At September 30, 2022 a total of 1,963,413 shares were available for future grant.
Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available under the 2019 ESPP was automatically increased by 86,853 shares on January 1, 2022 pursuant to the automatic increase provisions of the 2019 ESPP.
The following is a summary of 2019 ESPP share activity for the nine months ended September 30, 2022:

Shares
Available for future purchases, January 1, 2022	342,226
Additional shares reserved under 2019 ESPP	86,853
Purchases	(103,535)
Available for future purchases, September 30, 2022	325,544
Performance-based stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2022 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2023. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the three months ended September 30, 2022 and 2021, the Company recorded $3,830 and $11,521, respectively, as stock-based compensation expense related to performance-based awards. For the nine months ended September 30, 2022 and 2021, the Company recorded $9,789 and $18,379, respectively, as stock-based compensation expense related to performance-based awards.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
LTIP Units. In addition to performance-based stock compensation, the Company may issue LTIP Units of the OP, a subsidiary of the Company, to certain officers, employees and directors under the Incentive Plan of the Company. Such LTIP Units are subject to vesting and forfeiture conditions based on performance criteria approved by the Compensation Committee, which mirrors the performance criteria applicable to the Company's performance-based stock compensation, as described above. LTIP Units are a class of units intended to qualify as “profits interests” of the OP. The LTIP Units convert into Common Units of the OP upon the occurrence of certain events. Common Units are redeemable by the holder for cash, or at the option of the general partner of the OP, shares of the Company’s Class A common stock after a holding period of twelve months. On July 1, 2022, the OP issued a total of 88,000 LTIP Units to the Company’s executive officers.
Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors' one year term. For the three months ended September 30, 2022 and 2021, the Company recorded $73 and $70, respectively, in stock-based compensation expense related to these awards. For the nine months ended September 30, 2022 and 2021, the Company recorded $502 and $544, respectively, in stock-based compensation expense related to these awards.
6. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct advertising expenses	$60,842	$80,068	$187,992	$192,816
General and administrative expenses	1,538	1,068	3,984	3,338
Corporate expenses	3,453	3,164	10,234	9,517
	$65,833	$84,300	$202,210	$205,671
7. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at September 30, 2022 and December 31, 2021:

	Estimated Life (Years)	September 30, 2022		December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$698,330	$607,675	$676,846	$587,056
Non-competition agreements	3—15	71,293	65,449	69,276	64,941
Site locations	15	2,774,518	1,754,384	2,619,531	1,680,333
Other	2—15	51,866	40,141	51,261	39,407
		$3,596,007	$2,467,649	$3,416,914	$2,371,737
Unamortizable intangible assets:
Goodwill		$2,256,283	$253,536	$2,189,962	$253,536

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
8. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2021	$269,367
Additions to asset retirement obligations	4,593
Revision in estimates	3,524
Accretion expense	3,162
Liabilities settled	(2,554)
Balance at September 30, 2022	$278,092
9. Distribution Restrictions
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of September 30, 2022 and December 31, 2021, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $4,134,731 and $3,921,979, respectively.
As of September 30, 2022, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of September 30, 2022, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of September 30, 2022, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $2,885,210.
10. Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and nine months ended September 30, 2022 or 2021.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
11. Long-term Debt
Long-term debt consists of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$948,907	$8,851	$940,056
Accounts Receivable Securitization Program	200,000	651	199,349
3 3/4% Senior Notes	600,000	6,263	593,737
3 5/8% Senior Notes	550,000	7,167	542,833
4% Senior Notes	549,418	6,650	542,768
4 7/8% Senior Notes	400,000	4,563	395,437
Other notes with various rates and terms	2,105	—	2,105
	3,250,430	34,145	3,216,285
Less current maturities	(200,373)	(651)	(199,722)
Long-term debt, excluding current maturities	$3,050,057	$33,494	$3,016,563

	December 31, 2021
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$773,717	$9,306	$764,411
Accounts Receivable Securitization Program	175,000	585	174,415
3 3/4% Senior Notes	600,000	7,036	592,964
3 5/8% Senior Notes	550,000	7,711	542,289
4% Senior Notes	549,359	7,208	542,151
4 7/8% Senior Notes	400,000	5,013	394,987
Other notes with various rates and terms	2,378	—	2,378
	3,050,454	36,859	3,013,595
Less current maturities	(175,363)	(585)	(174,778)
Long-term debt, excluding current maturities	$2,875,091	$36,274	$2,838,817
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
On July 29, 2022, Lamar Media entered into Amendment No. 2 (the "Amendment No. 2") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. Amendment No. 2 establishes a new $350,000 Senior Secured Term Loan A loan (the "Term A loans") as a new class of incremental term loans. The Term A loans will mature on February 6, 2025 with no required amortization payments prior to maturity and bear interest at rates based on the Term Secured Overnight Financing Rate ("Term SOFR") plus 1.25% and a credit spread adjustment of 0.10%. The covenants, events of default and other terms of the senior credit facility apply to the Term A loans. Lamar Media borrowed all $350,000 in Term A loans on July 29, 2022. The entire amount of the Term A loans will be payable at maturity. Proceeds from the Term A loans were used to repay outstanding balances on the revolving credit facility and a portion of the outstanding balance on the Accounts Receivable Securitization Program.
As of September 30, 2022, there were no borrowings outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $11,313 in letters of credit outstanding as of September 30, 2022 resulting in $738,687 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 6, 2025.
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
On June 24, 2022, Lamar Media and the Special Purpose Subsidiaries entered into the Sixth Amendment (the "Sixth Amendment") to the Receivables Financing Agreement. The Sixth Amendment increased the Accounts Receivable Securitization Program from $175,000 to $250,000 and extended the maturity date of the Accounts Receivable Securitization Program to July 21, 2025. Additionally, the Sixth Amendment provides for the replacement of LIBOR-based interest rate mechanics with Term SOFR based interest rate mechanics for the Accounts Receivable Securitization Program.
As of September 30, 2022 there was $200,000 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Based on the availability of eligible accounts, Lamar Media had an additional $39,200 available for borrowing under the Accounts Receivable Securitization Program as of September 30, 2022. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the nine months ended September 30, 2022.
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
Debt Repurchase Program
On March 16, 2020, the Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of September 30, 2022.
12. Fair Value of Financial Instruments
At September 30, 2022 and December 31, 2021, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. The estimated fair value of the Company’s long-term debt (including current maturities) was $2,874,199 which does not exceed the carrying amount of $3,250,430 as of September 30, 2022. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
13. Investments
On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, a leading global provider of programmatic technology for the digital out-of-home sector. This investment is accounted for as an equity method investment and is included in other assets on the Condensed Consolidated Balance Sheet. For the three months ended September 30, 2022 and 2021, the Company recorded $1,554 and $1,141, respectively, in equity in earnings of investee on the Condensed Consolidated Statement of Income and Comprehensive Income. For the nine months ended September 30, 2022 and 2021, the Company recorded $2,593 and $1,141, respectively, in equity in earnings of investee on the Condensed Consolidated Statement of Income and Comprehensive Income.
14. New Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. In January 2021, the FASB clarified the scope of this guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of September 30, 2022, the Company has modified the Accounts Receivable Securitization Program to provide for the replacement of LIBOR-based interest rates with Term SOFR based interest rates. The Term A loans established July 29, 2022 also bear interest using Term SOFR rates. This modification is not expected to have a material impact on the Company's consolidated financial statements.
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
15. Dividends/Distributions
During the three months ended September 30, 2022 and 2021, the Company declared and paid cash distributions in an aggregate amount of $122,100 or $1.20 per share and $101,225 or $1.00 per share, respectively. During the nine months ended September 30, 2022 and 2021, the Company declared and paid cash distributions in an aggregate amount of $355,510 or $3.50 per share and $252,917 or $2.50 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of general economic conditions on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three and nine months ended September 30, 2022 and 2021, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share and $273 or $47.85 per share for each period, respectively.
16. Information about Geographic Areas
Revenues from external customers attributable to foreign countries totaled $21,721 and $17,568 for the nine months ended September 30, 2022 and 2021, respectively. Net carrying value of long-lived assets located in foreign countries totaled $11,277 and $11,318 as of September 30, 2022 and December 31, 2021, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.

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
As of September 30, 2022, no shares of our Class A common stock have been sold under the 2021 Sales Agreement and accordingly $400,000 remained available to be sold under the 2021 Sales Agreement as of September 30, 2022.
Shelf Registration. On June 21, 2021, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company did not issue any shares under this shelf registration.
Stock Repurchase Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of September 30, 2022.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,855	$99,288
Receivables, net of allowance for doubtful accounts of $11,388 and $11,195 in 2022 and 2021, respectively	294,840	269,917
Other current assets	30,826	18,902
Total current assets	404,521	388,107
Property, plant and equipment	3,912,020	3,782,288
Less accumulated depreciation and amortization	(2,512,786)	(2,445,014)
Net property, plant and equipment	1,399,234	1,337,274
Operating lease right of use assets	1,236,201	1,224,672
Financing lease right of use assets	14,751	16,890
Goodwill	1,992,595	1,926,274
Intangible assets, net	1,127,890	1,044,709
Other assets	86,584	93,105
Total assets	$6,261,776	$6,031,031
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$16,523	$16,429
Current maturities of long-term debt, net of deferred financing costs of $651 and $585 in 2022 and 2021, respectively	199,722	174,778
Current operating lease liabilities	180,107	198,286
Current financing lease liabilities	1,331	1,331
Accrued expenses	96,716	127,318
Deferred income	140,772	137,103
Total current liabilities	635,171	655,245
Long-term debt, net of deferred financing costs of $33,494 and $36,274 in 2022 and 2021, respectively	3,016,563	2,838,817
Operating lease liabilities	1,007,988	995,356
Financing lease liabilities	16,278	17,277
Deferred income tax liabilities	8,298	6,416
Asset retirement obligation	278,092	269,367
Other liabilities	33,186	40,207
Total liabilities	4,995,576	4,822,685
Stockholder's equity:
Common stock, par value $0.01, 3,000 shares authorized, 100 shares issued and outstanding at 2022 and 2021	—	—
Additional paid-in-capital	3,124,617	3,071,905
Accumulated comprehensive (loss) income	(915)	855
Accumulated deficit	(1,857,502)	(1,864,414)
Stockholder's equity	1,266,200	1,208,346
Total liabilities and stockholder's equity	$6,261,776	$6,031,031
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statements of Income
Net revenues	$527,390	$476,894	$1,496,630	$1,292,827
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	168,968	147,310	493,463	418,973
General and administrative expenses (exclusive of depreciation and amortization)	87,181	85,947	260,923	234,115
Corporate expenses (exclusive of depreciation and amortization)	24,337	25,891	73,694	64,048
Depreciation and amortization	65,833	84,300	202,210	205,671
Gain on disposition of assets	(53)	(26)	(1,990)	(1,922)
	346,266	343,422	1,028,300	920,885
Operating income	181,124	133,472	468,330	371,942
Other expense (income)
Loss on extinguishment of debt	—	—	—	21,604
Interest income	(248)	(198)	(742)	(554)
Interest expense	33,545	26,125	89,824	80,638
Equity in earnings of investee	(1,554)	(1,141)	(2,655)	(1,141)
	31,743	24,786	86,427	100,547
Income before income tax expense	149,381	108,686	381,903	271,395
Income tax expense	3,056	1,712	8,976	5,922
Net income	$146,325	$106,974	$372,927	$265,473
Statements of Comprehensive Income
Net income	$146,325	$106,974	$372,927	$265,473
Other comprehensive loss
Foreign currency translation adjustments	(1,401)	(588)	(1,770)	(84)
Comprehensive income	$144,924	$106,386	$371,157	$265,389
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2021	$—	$3,071,905	$855	$(1,864,414)	$1,208,346
Contribution from parent	—	36,447	—	—	36,447
Foreign currency translations	—	—	314	—	314
Net income	—	—	—	92,287	92,287
Dividend to parent	—	—	—	(122,047)	(122,047)
Balance, March 31, 2022	$—	3,108,352	1,169	(1,894,174)	$1,215,347
Contribution from parent	—	4,582	—	—	4,582
Foreign currency translations	—	—	(683)	—	(683)
Net income	—	—	—	134,315	134,315
Dividend to parent	—	—	—	(121,809)	(121,809)
Balance, June 30, 2022	$—	3,112,934	486	(1,881,668)	$1,231,752
Contribution from parent	—	11,683	—	—	11,683
Foreign currency translations	—	—	(1,401)	—	(1,401)
Net income	—	—	—	146,325	146,325
Dividend to parent	—	—	—	(122,159)	(122,159)
Balance, September 30, 2022	$—	3,124,617	(915)	(1,857,502)	$1,266,200

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2020	$—	$3,034,357	$934	$(1,842,447)	$1,192,844
Contribution from parent	—	21,831	—	—	21,831
Foreign currency translations	—	—	204	—	204
Net income	—	—	—	38,466	38,466
Dividend to parent	—	—	—	(81,535)	(81,535)
Balance, March 31, 2021	$—	3,056,188	1,138	(1,885,516)	$1,171,810
Contribution from parent	—	6,154	—	—	6,154
Foreign currency translations	—	—	300	—	300
Net income	—	—	—	120,033	120,033
Dividend to parent	—	—	—	(75,874)	(75,874)
Balance, June 30, 2021	$—	3,062,342	1,438	(1,841,357)	$1,222,423
Contribution from parent	—	5,327	—	—	5,327
Foreign currency translations	—	—	(588)	—	(588)
Net income	—	—	—	106,974	106,974
Dividend to parent	—	—	—	(101,294)	(101,294)
Balance, September 30, 2021	$—	3,067,669	850	(1,835,677)	$1,232,842
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$372,927	$265,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202,210	205,671
Non-cash compensation	14,331	22,540
Amortization included in interest expense	4,527	4,405
Gain on disposition of assets and investments	(1,990)	(1,922)
Loss on extinguishment of debt	—	21,604
Equity in earnings of investee	(2,655)	(1,141)
Deferred tax expense	1,851	1,178
Provision for doubtful accounts	5,868	2,711
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(29,510)	(24,475)
Prepaid expenses	(2,681)	(1,953)
Other assets	3,510	(444)
(Decrease) increase in:
Trade accounts payable	(895)	(69)
Accrued expenses	(12,773)	3,610
Operating lease liabilities	(18,881)	(22,560)
Other liabilities	(36,419)	(3,930)
Net cash provided by operating activities	499,420	470,698
Cash flows from investing activities:
Acquisitions	(287,860)	(107,593)
Capital expenditures	(116,808)	(71,513)
Payment for investments in equity securities	—	(30,000)
Proceeds from disposition of assets and investments	2,146	5,761
Decrease in notes receivable	58	107
Net cash used in investing activities	(402,464)	(203,238)
Cash flows from financing activities:
Principal payments on long-term debt	(273)	(282)
Principal payments on financing leases	(998)	(998)
Payments on revolving credit facility	(575,000)	(25,000)
Proceeds received from revolving credit facility	400,000	25,000
Redemption of senior notes and senior subordinated notes	—	(668,688)
Proceeds received from note offering	—	550,000
Proceeds received from accounts receivable securitization program	140,000	120,000
Payments on accounts receivable securitization program	(115,000)	(67,500)
Proceeds received from senior credit facility term loans	350,000	—
Debt issuance costs	(1,564)	(8,662)
Distributions to non-controlling interest	(1,019)	(82)
Contributions from parent	52,712	33,312
Dividend to parent	(366,015)	(258,703)
Net cash used in financing activities	(117,157)	(301,603)
Effect of exchange rate changes in cash and cash equivalents	(232)	143
Net decrease in cash and cash equivalents	(20,433)	(34,000)
Cash and cash equivalents at beginning of period	99,288	121,069
Cash and cash equivalents at end of period	$78,855	$87,069
Supplemental disclosures of cash flow information:
Cash paid for interest	$84,611	$87,729
Cash paid for foreign, state and federal income taxes	$8,254	$7,231
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
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8, 9, 11, 12, 13, 14, 16, and 17 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.
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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Balance Sheet as of September 30, 2022

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$68,868	$36,412	$299,241	$—	$404,521
Net property, plant and equipment	—	1,383,688	15,546	—	1,399,234
Operating lease right of use assets	—	1,215,315	20,886	—	1,236,201
Intangibles and goodwill, net	—	3,103,512	16,973	—	3,120,485
Other assets	4,464,953	337,622	212,185	(4,913,425)	101,335
Total assets	$4,533,821	$6,076,549	$564,831	$(4,913,425)	$6,261,776
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$373	$199,349	$—	$199,722
Current operating lease liabilities	—	172,713	7,394	—	180,107
Other current liabilities	22,696	220,083	12,563	—	255,342
Total current liabilities	22,696	393,169	219,306	—	635,171
Long-term debt	3,014,831	1,732	—	—	3,016,563
Operating lease liabilities	—	996,306	11,682	—	1,007,988
Other noncurrent liabilities	230,094	301,228	332,061	(527,529)	335,854
Total liabilities	3,267,621	1,692,435	563,049	(527,529)	4,995,576
Stockholder's equity	1,266,200	4,384,114	1,782	(4,385,896)	1,266,200
Total liabilities and stockholder's equity	$4,533,821	$6,076,549	$564,831	$(4,913,425)	$6,261,776

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
AND SUBSIDIARIES
(Unaudited)
(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income
for the Three Months Ended September 30, 2022

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$515,993	$11,470	$(73)	$527,390
Operating expenses (income)
Direct advertising expenses(1)	—	161,629	7,412	(73)	168,968
General and administrative expenses(1)	—	85,388	1,793	—	87,181
Corporate expenses(1)	—	23,810	527	—	24,337
Depreciation and amortization	—	65,032	801	—	65,833
Gain on disposition of assets	—	(53)	—	—	(53)
	—	335,806	10,533	(73)	346,266
Operating income	—	180,187	937	—	181,124
Equity in (earnings) loss of subsidiaries	(178,405)	—		178,405	—
Interest expense (income), net	32,080	(32)	1,249	—	33,297
Equity in earnings of investee	—	(1,554)	—	—	(1,554)
Income (loss) before income tax expense	146,325	181,773	(312)	(178,405)	149,381
Income tax expense(2)	—	2,940	116	—	3,056
Net income (loss)	$146,325	$178,833	$(428)	$(178,405)	$146,325
Statement of Comprehensive Income
Net income (loss)	$146,325	$178,833	$(428)	$(178,405)	$146,325
Total other comprehensive loss, net of tax	—	—	(1,401)	—	(1,401)
Total comprehensive income (loss)	$146,325	$178,833	$(1,829)	$(178,405)	$144,924
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

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$466,222	$11,216	$(544)	$476,894
Operating expenses (income)
Direct advertising expenses(1)	—	140,641	7,213	(544)	147,310
General and administrative expenses(1)	—	85,077	870	—	85,947
Corporate expenses(1)	—	25,366	525	—	25,891
Depreciation and amortization	—	82,577	1,723	—	84,300
Loss (gain) on disposition of assets	—	115	(141)	—	(26)
	—	333,776	10,190	(544)	343,422
Operating income	—	132,446	1,026	—	133,472
Equity in (earnings) loss of subsidiaries	(132,727)	—	—	132,727	—
Interest expense (income), net	25,753	(4)	178	—	25,927
Equity in earnings of investee	—	(1,141)	—	—	(1,141)
Income (loss) before income tax expense (benefit)	106,974	133,591	848	(132,727)	108,686
Income tax expense (benefit)(2)	—	1,943	(231)	—	1,712
Net income (loss)	$106,974	$131,648	$1,079	$(132,727)	$106,974
Statement of Comprehensive Income
Net income (loss)	$106,974	$131,648	$1,079	$(132,727)	$106,974
Total other comprehensive loss, net of tax	—	—	(588)	—	(588)
Total comprehensive income (loss)	$106,974	$131,648	$491	$(132,727)	$106,386

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Nine Months Ended September 30, 2022

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$1,466,109	$30,776	$(255)	$1,496,630
Operating expenses (income)
Direct advertising expenses(1)	—	471,633	22,085	(255)	493,463
General and administrative expenses(1)	—	255,546	5,377	—	260,923
Corporate expenses(1)	—	71,499	2,195	—	73,694
Depreciation and amortization	—	199,623	2,587	—	202,210
Gain on disposition of assets	—	(1,990)	—	—	(1,990)
	—	996,311	32,244	(255)	1,028,300
Operating income (loss)	—	469,798	(1,468)	—	468,330
Equity in (earnings) loss of subsidiaries	(459,799)	—	—	459,799	—
Interest expense (income), net	86,872	(132)	2,342	—	89,082
Equity in earnings of investee	—	(2,655)	—	—	(2,655)
Income (loss) before income tax expense (benefit)	372,927	472,585	(3,810)	(459,799)	381,903
Income tax expense (benefit)(2)	—	9,085	(109)	—	8,976
Net income (loss)	$372,927	$463,500	$(3,701)	$(459,799)	$372,927
Statement of Comprehensive Income
Net income (loss)	$372,927	$463,500	$(3,701)	$(459,799)	$372,927
Total other comprehensive loss, net of tax	—	—	(1,770)	—	(1,770)
Total comprehensive income (loss)	$372,927	$463,500	$(5,471)	$(459,799)	$371,157
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

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$1,266,818	$27,326	$(1,317)	$1,292,827
Operating expenses (income)
Direct advertising expenses(1)	—	402,260	18,030	(1,317)	418,973
General and administrative expenses(1)	—	231,091	3,024	—	234,115
Corporate expenses(1)	—	62,897	1,151	—	64,048
Depreciation and amortization	—	202,660	3,011	—	205,671
Gain on disposition of assets	—	(1,774)	(148)	—	(1,922)
	—	897,134	25,068	(1,317)	920,885
Operating income	—	369,684	2,258	—	371,942
Equity in (earnings) loss of subsidiaries	(366,556)	—	—	366,556	—
Loss on extinguishment of debt	21,604	—	—	—	21,604
Interest expense (income), net	79,479	(30)	635	—	80,084
Equity in earnings of investee	—	(1,141)	—	—	(1,141)
Income (loss) before income tax expense	265,473	370,855	1,623	(366,556)	271,395
Income tax expense(2)	—	5,826	96	—	5,922
Net income (loss)	$265,473	$365,029	$1,527	$(366,556)	$265,473
Statement of Comprehensive Income
Net income (loss)	$265,473	$365,029	$1,527	$(366,556)	$265,473
Total other comprehensive loss, net of tax	—	—	(84)	—	(84)
Total comprehensive income (loss)	$265,473	$365,029	$1,443	$(366,556)	$265,389
(1)Caption is exclusive of depreciation and amortization.
(2)The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2022

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$391,078	$611,985	$(30,726)	$(472,917)	$499,420
Cash flows from investing activities:
Acquisitions	—	(287,860)	—	—	(287,860)
Capital expenditures	—	(113,736)	(3,072)	—	(116,808)
Proceeds from disposition of assets and investments	—	2,146	—	—	2,146
Decrease in notes receivable	—	58	—	—	58
Investment in subsidiaries	(287,860)	—	—	287,860	—
Decrease (increase) in intercompany notes receivable	14,158	—	—	(14,158)	—
Net cash (used in) provided by investing activities	(273,702)	(399,392)	(3,072)	273,702	(402,464)
Cash flows from financing activities:
Proceeds received from revolving credit facility	400,000	—	—	—	400,000
Payment on revolving credit facility	(575,000)	—	—	—	(575,000)
Principal payments on long-term debt	—	(273)	—	—	(273)
Principal payments on financing leases	—	(998)	—	—	(998)
Proceeds received from senior credit facility term loans	350,000	—	—	—	350,000
Payment on accounts receivable securitization program	—	—	(115,000)	—	(115,000)
Proceeds received from accounts receivable securitization program	—	—	140,000	—	140,000
Debt issuance costs	(1,328)	—	(236)	—	(1,564)
Intercompany loan (payments) proceeds	—	(28,204)	14,046	14,158	—
Distributions to non-controlling interest	—	—	(1,019)	—	(1,019)
Dividends (to) from parent	(366,015)	(472,917)	—	472,917	(366,015)
Contributions from (to) parent	52,712	287,860	—	(287,860)	52,712
Net cash (used in) provided by financing activities	(139,631)	(214,532)	37,791	199,215	(117,157)
Effect of exchange rate changes in cash and cash equivalents	—	—	(232)	—	(232)
Net (decrease) increase in cash and cash equivalents	(22,255)	(1,939)	3,761	—	(20,433)
Cash and cash equivalents at beginning of period	91,023	3,494	4,771	—	99,288
Cash and cash equivalents at end of period	$68,768	$1,555	$8,532	$—	$78,855

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$380,225	$584,251	$(26,729)	$(467,049)	$470,698
Cash flows from investing activities:
Acquisitions	—	(107,593)	—	—	(107,593)
Capital expenditures	—	(67,767)	(3,746)	—	(71,513)
Payment for investments in equity securities	—	(30,000)	—	—	(30,000)
Proceeds from disposition of assets and investments	—	5,761	—	—	5,761
Investment in subsidiaries	(107,593)	—	—	107,593	—
Decrease (increase) in intercompany notes receivable	53,515	—	—	(53,515)	—
Decrease in notes receivable	—	107	—	—	107
Net cash (used in) provided by investing activities	(54,078)	(199,492)	(3,746)	54,078	(203,238)
Cash flows from financing activities:
Proceeds received from revolving credit facility	25,000	—	—	—	25,000
Payment on revolving credit facility	(25,000)	—	—	—	(25,000)
Principal payments on long-term debt	—	(282)	—	—	(282)
Principal payments on financing leases	—	(998)	—	—	(998)
Proceeds received from note offering	550,000	—	—	—	550,000
Payment on accounts receivable securitization program	—	—	(67,500)	—	(67,500)
Proceeds received from accounts receivable securitization program	—	—	120,000	—	120,000
Redemption of senior notes	(668,688)	—	—	—	(668,688)
Debt issuance costs	(8,224)	—	(438)	—	(8,662)
Intercompany loan (payments) proceeds	—	(24,119)	(29,396)	53,515	—
Distributions to non-controlling interest	—	—	(82)	—	(82)
Dividends (to) from parent	(258,703)	(467,049)	—	467,049	(258,703)
Contributions from (to) parent	33,312	107,593	—	(107,593)	33,312
Net cash (used in) provided by financing activities	(352,303)	(384,855)	22,584	412,971	(301,603)
Effect of exchange rate changes in cash and cash equivalents	—	—	143	—	143
Net decrease in cash and cash equivalents	(26,156)	(96)	(7,748)	—	(34,000)
Cash and cash equivalents at beginning of period	110,588	1,732	8,749	—	121,069
Cash and cash equivalents at end of period	$84,432	$1,636	$1,001	$—	$87,069

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2021 Combined Form 10-K filed on February 25, 2022, and as such risk factors as further updated or supplemented, from time to time, in our combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
LAMAR ADVERTISING COMPANY
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.
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
During the nine months ended September 30, 2022, the Company completed over 50 acquisitions for a total cash purchase price of approximately $287.9 million. See Uses of Cash – Acquisitions for more information. The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total capital expenditures:
Billboard — traditional	$12,165	$5,706	$30,388	$13,077
Billboard — digital	19,218	15,140	61,172	37,841
Logos	3,636	2,898	9,639	7,465
Transit	817	564	3,021	1,774
Land and buildings	2,467	2,871	5,102	5,233
Operating equipment	2,703	2,918	7,486	6,123
Total capital expenditures	$41,006	$30,097	$116,808	$71,513

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
We define AFFO as FFO before (i) straight-line income and expense; (ii) capitalized contract fulfillment costs, net (iii) stock-based compensation expense; (iv) non-cash portion of tax expense (benefit); (v) non-real estate related depreciation and amortization; (vi) amortization of deferred financing costs; (vii) loss on extinguishment of debt; (viii) transaction expenses; (ix) non-recurring infrequent or unusual losses (gains); (x) less maintenance capital expenditures; and (xi) an adjustment for unconsolidated affiliates and non-controlling interest.
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
RESULTS OF OPERATIONS
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Net revenues increased $203.8 million or 15.8% to $1.50 billion for the nine months ended September 30, 2022 from $1.29 billion for the same period in 2021. This increase was primarily attributable to an increase in billboard net revenues of $167.6 million, an increase in transit net revenues of $34.9 million, and an increase in logo net revenues of $1.3 million over the same period in 2021.
For the nine months ended September 30, 2022, there was a $156.9 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2021, which represents an increase of 11.7%. See “Reconciliations” below. The $156.9 million increase in revenue is primarily due to an increase of $125.4 million in billboard net revenues as well as an increase in transit net revenues of $30.4 million over the same period in 2021.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $110.6 million, or 15.4%, to $828.5 million for the nine months ended September 30, 2022 from $717.8 million for the same period in 2021. The $110.6 million increase over the prior year is comprised of a $115.1 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) primarily related to the operations of our outdoor advertising assets, as well as a $3.8 million increase in transaction expenses related to acquisitions and the write-off of deferred offering costs, offset by a $8.2 million decrease in stock-based compensation.
Depreciation and amortization expense decreased $3.5 million to $202.2 million for the nine months ended September 30, 2022 as compared to $205.7 million for the same period in 2021. The decrease is due to the revision in the cost estimate included in the calculation of asset retirement obligations during 2021, offset by acquisitions and capital expenditures that occurred in the second half of 2021 and during 2022.
For the nine months ended September 30, 2022, the Company recognized a gain on disposition of assets of $2.0 million primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased by $96.7 million to $467.9 million for the nine months ended September 30, 2022 as compared to $371.2 million for the same period in 2021.
During the nine months ended September 30, 2021, the Company recognized a loss on debt extinguishment of $21.6 million related to the early repayment of our 5 3/4% Senior Notes during the period. There was no loss on debt extinguishment during the nine months ended September 30, 2022.
Interest expense increased $9.2 million for the nine months ended September 30, 2022 to $89.8 million as compared to $80.6 million for the nine months ended September 30, 2021 primarily due to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
Equity in earnings of investee was $2.7 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively, as a result of investments that occurred in July of 2021.
The increase in operating income and the decrease in loss on extinguishment of debt, offset by the increase in interest expense, resulted in a $110.8 million increase in net income before income taxes. The effective tax rate for the nine months ended September 30, 2022 was 2.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2022 of $372.5 million, as compared to net income of $264.8 million for the same period in 2021.

Reconciliations:
Because acquisitions occurring after December 31, 2020 have contributed to our net revenue results for the periods presented, we provide 2021 acquisition-adjusted net revenue, which adjusts our 2021 net revenue for the nine months ended September 30, 2021 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2022.
Reconciliations of 2021 reported net revenue to 2021 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2021 acquisition-adjusted net revenue to 2022 reported net revenue for the nine months ended September 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Reported net revenue	$1,496,630	$1,292,827
Acquisition net revenue	—	46,925
Adjusted totals	$1,496,630	$1,339,752
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$372,544	$264,776	$107,768	40.7%
Income tax expense	8,976	5,922	3,054
Loss on debt extinguishment	—	21,604	(21,604)
Transaction expenses	3,769	—	3,769
Interest expense (income), net	89,082	80,084	8,998
Equity in earnings of investee	(2,655)	(1,141)	(1,514)
Gain on disposition of assets	(1,990)	(1,922)	(68)
Depreciation and amortization	202,210	205,671	(3,461)
Capitalized contract fulfillment costs, net	(463)	(900)	437
Stock-based compensation expense	14,331	22,540	(8,209)
Adjusted EBITDA	$685,804	$596,634	$89,170	14.9%
Adjusted EBITDA for the nine months ended September 30, 2022 increased 14.9% to $685.8 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $128.9 million, offset by an increase in total general and administrative and corporate expenses of $40.6 million, excluding the impact of stock-based compensation expense and transaction expenses.

Net Income/FFO/AFFO
(in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$372,544	$264,776	$107,768	40.7%
Depreciation and amortization related to real estate	193,164	197,395	(4,231)
Gain from sale or disposal of real estate, net of tax	(1,783)	(1,712)	(71)
Adjustments for unconsolidated affiliates and non-controlling interest	(2,135)	(618)	(1,517)
FFO	$561,790	$459,841	$101,949	22.2%
Straight line expense	2,884	2,195	689
Capitalized contract fulfillment costs, net	(463)	(900)	437
Stock-based compensation expense	14,331	22,540	(8,209)
Non-cash portion of tax provision	1,851	1,178	673
Non-real estate related depreciation and amortization	9,046	8,276	770
Amortization of deferred financing costs	4,527	4,405	122
Loss on extinguishment of debt	—	21,604	(21,604)
Transaction expenses	3,769	—	3,769
Capital expenditures – maintenance	(44,681)	(32,697)	(11,984)
Adjustments for unconsolidated affiliates and non-controlling interest	2,135	618	1,517
AFFO	$555,189	$487,060	$68,129	14.0%
FFO for the nine months ended September 30, 2022 increased from $459.8 million in 2021 to $561.8 million for the same period in 2022, an increase of 22.2%. AFFO for the nine months ended September 30, 2022 increased 14.0% to $555.2 million as compared to $487.1 million for the same period in 2021. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses) and capital expenditures related to the maintenance of our advertising assets.
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Net revenues increased $50.5 million or 10.6% to $527.4 million for the three months ended September 30, 2022 from $476.9 million for the same period in 2021. This increase was primarily attributable to an increase in billboard net revenues of $41.3 million and an increase in transit net revenues of $9.2 million over the same period in 2021.
For the three months ended September 30, 2022, there was a $29.8 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2021, which represents an increase of 6.0%. See "Reconciliations" below. The $29.8 million increase in revenue is primarily due to an increase of $22.8 million in billboard net revenues as well as an increase in transit net revenues of $7.1 million over the same period in 2021.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $21.3 million, or 8.2%, to $280.6 million for the three months ended September 30, 2022 from $259.3 million for the same period in 2021. The $21.3 million increase over the prior year is comprised of a $29.2 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) primarily related to the operations of our outdoor advertising assets, offset by an $8.0 million decrease in stock-based compensation.
Depreciation and amortization decreased $18.5 million to $65.8 million for the three months ended September 30, 2022 as compared to $84.3 million for the same period in 2021. The decrease is due to the revision in the cost estimate included in the calculation of asset retirement obligations during 2021, offset by acquisitions and capital expenditures that occurred in the second half of 2021 and during 2022.

For the three months ended September 30, 2022, the Company recognized a gain on disposition of assets of $0.1 million primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased by $47.7 million to $181.0 million for the three months ended September 30, 2022 as compared to $133.3 million for the same period in 2021.
Interest expense increased $7.4 million for the three months ended September 30, 2022 to $33.5 million as compared to $26.1 million for the three months ended September 30, 2021 primarily due to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
Equity in earnings of investee was $1.6 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, as a result of investments that occurred in July of 2021.
The increase in operating income, offset by the increase in interest expense, resulted in a $40.7 million increase in net income before income taxes. The effective tax rate for the three months ended September 30, 2022 was 2.0%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the three months ended September 30, 2022 of $146.2 million, as compared to net income of $106.8 million for the same period in 2021.
Reconciliations:
Because acquisitions occurring after December 31, 2020 have contributed to our net revenue results for the periods presented, we provide 2021 acquisition-adjusted net revenue, which adjusts our 2021 net revenue for the three months ended September 30, 2021 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2022.
Reconciliations of 2021 reported net revenue to 2021 acquisition-adjusted net revenue for the three months ended September 30, as well as a comparison of 2021 acquisition-adjusted net revenue to 2022 reported net revenue for the three months ended September 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Reported net revenue	$527,390	$476,894
Acquisition net revenue	—	20,663
Adjusted totals	$527,390	$497,557

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$146,188	$106,838	$39,350	36.8%
Income tax expense	3,056	1,712	1,344
Transaction expenses	93	—	93
Interest (expense) income, net	33,297	25,927	7,370
Equity in earnings of investee	(1,554)	(1,141)	(413)
Gain on disposition of assets	(53)	(25)	(28)
Depreciation and amortization	65,833	84,299	(18,466)
Capitalized contract fulfillment costs, net	(772)	—	(772)
Stock-based compensation expense	5,108	13,076	(7,968)
Adjusted EBITDA	$251,196	$230,686	$20,510	8.9%
Adjusted EBITDA for the three months ended September 30, 2022 increased 8.9% to $251.2 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $29.6 million, offset by an increase in total general and administrative and corporate expenses of $7.6 million, excluding the impact of stock-based compensation expense and transaction expenses.
Net Income/FFO/AFFO
(in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$146,188	106,838	$39,350	36.8%
Depreciation and amortization related to real estate	63,089	81,580	(18,491)
Gain from sale or disposal of real estate, net of tax	(10)	83	(93)
Adjustments for unconsolidated affiliates and non-controlling interest	(1,364)	(903)	(461)
FFO	$207,903	$187,598	$20,305	10.8%
Straight line expense	741	466	275
Capitalized contract fulfillment costs, net	(772)	—	(772)
Stock-based compensation expense	5,108	13,076	(7,968)
Non-cash portion of tax provision	639	(565)	1,204
Non-real estate related depreciation and amortization	2,743	2,720	23
Amortization of deferred financing costs	1,577	1,443	134
Transaction expenses	93	—	93
Capital expenditures - maintenance	(13,008)	(13,094)	86
Adjustments for unconsolidated affiliates and non-controlling interest	1,364	903	461
AFFO	$206,388	$192,547	$13,841	7.2%
FFO for the three months ended September 30, 2022 increased from $187.6 million in 2021 to $207.9 million for the same period in 2022, an increase of 10.8%. AFFO for the three months ended September 30, 2022 increased 7.2% to $206.4 million as compared to $192.5 million for the same period in 2021. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses) and capital expenditures related to the maintenance of our advertising assets.
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
Sources of Cash
Total Liquidity. As of September 30, 2022 we had $857.3 million of total liquidity, which is comprised of $79.4 million in cash and cash equivalents, $738.7 million of availability under the revolving portion of Lamar Media’s senior credit facility and $39.2 million of availability under the Accounts Receivable Securitization Program. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.
As of September 30, 2022 and December 31, 2021, the Company had a working capital deficit of $238.8 million and $274.4 million, respectively. The decrease in working capital deficit of $35.6 million is primarily due to increases in receivables and other current assets, offset by an increase in current maturities of long-term debt as of September 30, 2022.
Cash Generated by Operations. For the nine months ended September 30, 2022 and 2021, our cash provided by operating activities was $537.1 million and $488.2 million, respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2022 over the same period in 2021 primarily relates to an increase in revenues of $203.8 million offset by an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets, and depreciation and amortization) of $118.8 million. We expect to generate cash flows from operations during 2022 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. We believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.
Accounts Receivable Securitization Program.  On June 24, 2022, Lamar Media and the Special Purpose Subsidiaries entered into the Sixth Amendment (the "Sixth Amendment") to the Receivables Financing Agreement. The Sixth Amendment increased the Accounts Receivable Securitization Program from $175.0 million to $250.0 million and extended the maturity date of the Accounts Receivable Securitization Program to July 21, 2025. Additionally, the Sixth Amendment provides for the replacement of LIBOR-based interest rate mechanics with Term Secured Overnight Financing Rate ("Term SOFR") based interest rate mechanics for the Accounts Receivable Securitization Program.
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
As of September 30, 2022, there was $200.0 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Based on the availability of eligible accounts, Lamar Media had $39.2 million of unused availability under the Accounts Receivable Securitization Program as of September 30, 2022. The Accounts Receivable Securitization Program will mature on July 21, 2025.
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
On June 21, 2021, the Company entered into a new equity distribution agreement (the "2021 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms. Under the terms of the 2021 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2021 Sales Agreement and may at any time suspend solicitations and offers under the 2021 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2021 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under this program from its inception through September 30, 2022.
Shelf Registration Statement. On June 21, 2021, the Company filed a new automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company did not issue any shares under either shelf registration.
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
On July 29, 2022, Lamar Media entered into Amendment No. 2 (the "Amendment No. 2") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. The Amendment No. 2 establishes a new $350.0 million Senior Secured Term Loan A loan (the “Term A loans”) as a new class of incremental term loans. The Term A loans will mature on February 6, 2025 and bear interest at Term SOFR plus 1.25% and a credit spread adjustment of 0.10%. The covenants, events of default and other terms of the senior credit facility apply to the Term A loans. Lamar Media borrowed all $350.0 million in Term A loans on July 29, 2022. Proceeds from the Term A loans were used to repay outstanding balances on the revolving credit facility and a portion of the outstanding balance on our Accounts Receivable Securitization Program.
As of September 30, 2022 the aggregate balance outstanding under the senior credit facility was $950.0 million, consisting of $600.0 million in Term B loans aggregate principal balance, $350.0 million in Term A loans aggregate principal balance and no outstanding borrowings under our revolving credit facility. Lamar Media had approximately $738.7 million of unused capacity under the revolving credit facility.
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
Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At September 30, 2022 we were, and currently, we are, in compliance with all such tests under the senior credit facility.
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
Uses of Cash
Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $116.8 million for the nine months ended September 30, 2022. We anticipate our 2022 total capital expenditures to be approximately $170.0 million.
Acquisitions. During the nine months ended September 30, 2022, the Company completed acquisitions for an aggregate purchase price of approximately $287.9 million, which were financed using available cash on hand and borrowings on the Accounts Receivable Securitization Program and senior credit facility.
On May 4, 2022, the Company acquired Burkhart Advertising Inc. which includes more than 1,500 billboard structures and 3,200 billboard faces, including 23 digital displays. The acquisition was funded with a combination of cash on hand and borrowings under our revolving credit facility.
Dividends. On February 24, 2022, the Company's Board of Directors declared a quarterly cash dividend of $1.10 per share, paid on March 31, 2022 to its stockholders of record of its Class A common stock and Class B common stock on March 21, 2022. On May 19, 2022, the Company's Board of Directors declared a quarterly cash dividend of $1.20 per share, paid on June 30, 2022 to its stockholders of record of its Class A common stock and Class B common stock on June 20, 2022. On September 6, 2022, the Company's Board of Directors declared a quarterly cash dividend of $1.20 per share, paid on September 30, 2022 to its stockholders of record of its Class A common stock and Class B common stock on September 19, 2022. Subject to approval of the Company's Board of Directors, in December 2022, the Company expects to declare a quarterly dividend of $1.20 per share of common stock for the upcoming fourth quarter 2022 distributions to stockholders as well as an additional special dividend of $0.30 per share of common stock. Beginning in 2023, management expects to recommend to the Board of Directors an increase in the quarterly dividend of $0.05 per common share, to $1.25 per common share.
As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its Taxable REIT Subsidiaries (“TRSs”), the impact of general economic conditions on the Company’s operations and other factors that the Board of Directors may deem relevant. The foregoing factors may also impact management’s recommendations to the Board of Directors as to the timing, amount and frequency of future distributions.
Special Purpose Acquisition Company. On April 6, 2021, Lamar Partnering Corporation (“LPC”), a newly formed special purpose acquisition company and indirect wholly-owned subsidiary of the Company, filed a Registration Statement on Form

S-1, with the Securities and Exchange Commission (the "SEC"). On June 21, 2022, LPC filed its request to withdraw its registration statement with the SEC. In conjunction with the withdrawn offering, the Company incurred a transaction expense of $1.2 million for the write-off of deferred offering costs incurred on behalf of LPC's registration statement. The $1.2 million in expenses are included in Corporate expenses in our Condensed Consolidated Statement of Income and Comprehensive Income at September 30, 2022.
Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of September 30, 2022. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
Material Cash Requirements
Our expected material cash requirements for the twelve months following September 30, 2022 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.
Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of September 30, 2022 (in millions):

	Less than 1 year	Thereafter
Debt maturities(1)	$199.7	$3,016.6
Interest obligations on long-term debt(2)	138.1	625.5
Contractual obligations, including operating and financing leases	244.8	1,497.9
Total payments due	$582.6	$5,140.0
(1)    Debt maturities assume there is no refinancing prior to the existing maturity date.
(2)    Interest rates on our variable rate instruments assume rates at the September 2022 levels.

Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). On February 24, 2022, the Company's Board of Directors approved a dividend of $1.10 per common share, paid on March 31, 2022. On May 19, 2022, the Company's Board of Directors approved a dividend of $1.20 per common share, paid on June 30, 2022. On September 6, 2022, the Company's Board of Directors approved a dividend of $1.20 per common share, paid on September 30, 2022. Our Board of Directors will continue to evaluate future dividends in order to continue to satisfy the requirements needed to maintain our REIT status.

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

Cash Flows

The Company's cash flows provided by operating activities increased $48.9 million from $488.2 million for the nine months ended September 30, 2021 to $537.1 million for the nine months ended September 30, 2022, primarily resulting from an increase in revenues of $203.8 million offset by an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets, and depreciation and amortization) of $118.8 million, as compared to the comparable period in 2021.

Cash flows used in investing activities increased $199.2 million from $203.2 million for the nine months ended September 30, 2021 to $402.5 million for the nine months ended September 30, 2022 primarily due to a net increase in the amount of assets acquired through acquisitions, investments and capital expenditures of $195.6 million, as compared to the same period in 2021.

The Company's cash flows used in financing activities were $154.8 million for the nine months ended September 30, 2022 as compared to $319.1 million for the nine months ended September 30, 2021. This decrease in cash used in financing activities of

$164.3 million for the nine months ended September 30, 2022 is primarily due to increased borrowings on the senior credit facility in 2022, offset by an increase in cash paid for dividends and distributions in 2022 over the comparable period in 2021.
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
LAMAR MEDIA CORP.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and nine months ended September 30, 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.
RESULTS OF OPERATIONS
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Net revenues increased $203.8 million or 15.8% to $1.50 billion for the nine months ended September 30, 2022 from $1.29 billion for the same period in 2021. This increase was primarily attributable to an increase in billboard net revenues of $167.6 million, an increase in transit net revenues of $34.9 million, and an increase in logo net revenues of $1.3 million over the same period in 2021.
For the nine months ended September 30, 2022, there was a $156.9 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2021, which represents an increase of 11.7%. See “Reconciliations” below. The $156.9 million increase in revenue is primarily due to an increase of $125.4 million in billboard net revenues as well as an increase in transit net revenues of $30.4 million over the same period in 2021.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $110.9 million, or 15.5%, to $828.1 million for the nine months ended September 30, 2022 from $717.1 million for the same period in 2021. The $110.9 million increase over the prior year is comprised of a $115.4 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) primarily related to the operations of our outdoor advertising assets, as well as a $3.8 million increase in transaction expenses related to acquisitions and the write-off of deferred offering costs, offset by a $8.2 million decrease in stock-based compensation.
Depreciation and amortization expense decreased $3.5 million to $202.2 million for the nine months ended September 30, 2022 as compared to $205.7 million for the same period in 2021. The decrease is due to the revision in the cost estimate included in the calculation of asset retirement obligations during 2021, offset by acquisitions and capital expenditures that occurred in the second half of 2021 and during 2022.
For the nine months ended September 30, 2022, Lamar Media recognized a gain on disposition of assets of $2.0 million, primarily resulting from transactions related to billboard locations and displays.
Due to the above factors, operating income increased by $96.4 million to $468.3 million for the nine months ended September 30, 2022 as compared to $371.9 million for the same period in 2021.
During the nine months ended September 30, 2021, Lamar Media recognized a loss on debt extinguishment of $21.6 million related to the early repayment of our 5 3/4% Senior Notes during the period. There was no loss on debt extinguishment during the nine months ended September 30, 2022.
Interest expense increased $9.2 million for the nine months ended September 30, 2022 to $89.8 million as compared to $80.6 million for the nine months ended September 30, 2021 primarily due to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.

Equity in earnings of investee was $2.7 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively, as a result of investments that occurred in July of 2021.
The increase in operating income and the decrease in loss on extinguishment of debt, offset by the increase in interest expense, resulted in a $110.5 million increase in net income before income taxes. The effective tax rate for the nine months ended September 30, 2022 was 2.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the nine months ended September 30, 2022 of $372.9 million, as compared to net income of $265.5 million for the same period in 2021.
Reconciliations:
Because acquisitions occurring after December 31, 2020 have contributed to our net revenue results for the periods presented, we provide 2021 acquisition-adjusted net revenue, which adjusts our 2021 net revenue for the nine months ended September 30, 2021 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2022.
Reconciliations of 2021 reported net revenue to 2021 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2021 acquisition-adjusted net revenue to 2022 reported net revenue for the nine months ended September 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Reported net revenue	$1,496,630	$1,292,827
Acquisition net revenue	—	46,925
Adjusted totals	$1,496,630	$1,339,752
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$372,927	$265,473	$107,454	40.5%
Income tax expense	8,976	5,922	3,054
Loss on debt extinguishment	—	21,604	(21,604)
Transaction expenses	3,769	—	3,769
Interest expense (income), net	89,082	80,084	8,998
Equity in earnings of investee	(2,655)	(1,141)	(1,514)
Gain on disposition of assets	(1,990)	(1,922)	(68)
Depreciation and amortization	202,210	205,671	(3,461)
Capitalized contract fulfillment costs, net	(463)	(900)	437
Stock-based compensation expense	14,331	22,540	(8,209)
Adjusted EBITDA	$686,187	$597,331	$88,856	14.9%
Adjusted EBITDA for the nine months ended September 30, 2022 increased 14.9% to $686.2 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $128.9 million, offset by an increase in total general and administrative and corporate expenses of $40.9 million, excluding the impact of stock-based compensation expense and transaction expenses.
Net Income/FFO/AFFO
(in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$372,927	$265,473	$107,454	40.5%
Depreciation and amortization related to real estate	193,164	197,395	(4,231)
Gain from sale or disposal of real estate, net of tax	(1,783)	(1,712)	(71)
Adjustments for unconsolidated affiliates and non-controlling interest	(2,135)	(618)	(1,517)
FFO	$562,173	$460,538	$101,635	22.1%
Straight line expense	2,884	2,195	689
Capitalized contract fulfillment costs, net	(463)	(900)	437
Stock-based compensation expense	14,331	22,540	(8,209)
Non-cash portion of tax provision	1,851	1,178	673
Non-real estate related depreciation and amortization	9,046	8,276	770
Amortization of deferred financing costs	4,527	4,405	122
Loss on extinguishment of debt	—	21,604	(21,604)
Transaction expenses	3,769	—	3,769
Capital expenditures – maintenance	(44,681)	(32,697)	(11,984)
Adjustments for unconsolidated affiliates and non-controlling interest	2,135	618	1,517
AFFO	$555,572	$487,757	$67,815	13.9%
FFO for the nine months ended September 30, 2022 increased from $460.5 million in 2021 to $562.2 million for the same period in 2022, an increase of 22.1%. AFFO for the nine months ended September 30, 2022 increased 13.9% to $555.6 million as compared to $487.8 million for the same period in 2021. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses) and capital expenditures related to the maintenance of our advertising assets.
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Net revenues increased $50.5 million or 10.6% to $527.4 million for the three months ended September 30, 2022 from $476.9 million for the same period in 2021. This increase was primarily attributable to an increase in billboard net revenues of $41.3 million and an increase in transit net revenues of $9.2 million over the same period in 2021.
For the three months ended September 30, 2022, there was a $29.8 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2021, which represents an increase of 6.0%. See "Reconciliations" below. The $29.8 million increase in revenue is primarily due to an increase of $22.8 million in billboard net revenues as well as an increase in transit net revenues of $7.1 million over the same period in 2021.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $21.3 million, or 8.2%, to $280.5 million for the three months ended September 30, 2022 from $259.1 million for the same period in 2021. The $21.3 million increase over the prior year is comprised of a $29.2 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) primarily related to the operations of our outdoor advertising assets, offset by an $8.0 million decrease in stock-based compensation.
Depreciation and amortization expense decreased $18.5 million to $65.8 million for the three months ended September 30, 2022 as compared to $84.3 million for the same period in 2021. The decrease is due to the revision in the cost estimate included in the calculation of asset retirement obligations during 2021, offset by acquisitions and capital expenditures that occurred in the second half of 2021 and during 2022.
For the three months ended September 30, 2022, Lamar Media recognized a gain on disposition of assets of $0.1 million, primarily resulting from transactions related to billboard locations and displays.
Due to the above factors, operating income increased by $47.7 million to $181.1 million for the three months ended September 30, 2022 as compared to $133.5 million for the same period in 2021.
Interest expense increased $7.4 million for the three months ended September 30, 2022 to $33.5 million as compared to $26.1 million for the three months ended September 30, 2021 primarily due to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
Equity in earnings of investee was $1.6 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, as a result of investments that occurred in July of 2021.
The increase in operating income, offset by the increase in interest expense, resulted in a $40.7 million increase in net income before income taxes. The effective tax rate for the three months ended September 30, 2022 was 2.0%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the three months ended September 30, 2022 of $146.3 million, as compared to net income of $107.0 million for the same period in 2021.
Reconciliations:
Because acquisitions occurring after December 31, 2020 have contributed to our net revenue results for the periods presented, we provide 2021 acquisition-adjusted net revenue, which adjusts our 2021 net revenue for the three months ended September 30, 2021 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2022.
Reconciliations of 2021 reported net revenue to 2021 acquisition-adjusted net revenue for the three months ended September 30, as well as a comparison of 2021 acquisition-adjusted net revenue to 2022 reported net revenue for the three months ended September 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Reported net revenue	$527,390	$476,894
Acquisition net revenue	—	20,663
Adjusted totals	$527,390	$497,557

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$146,325	$106,974	$39,351	36.8%
Income tax expense	3,056	1,712	1,344
Transaction expenses	93	—	93
Interest expense (income), net	33,297	25,927	7,370
Equity in earnings of investee	(1,554)	(1,141)	(413)
Gain on disposition of assets	(53)	(26)	(27)
Depreciation and amortization	65,833	84,300	(18,467)
Capitalized contract fulfillment costs, net	(772)	—	(772)
Stock-based compensation expense	5,108	13,076	(7,968)
Adjusted EBITDA	$251,333	$230,822	$20,511	8.9%
Adjusted EBITDA for the three months ended September 30, 2022 increased 8.9% to $251.3 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $29.6 million, offset by an increase in total general and administrative and corporate expenses of $7.6 million, excluding the impact of stock-based compensation expense and transaction expenses.
Net Income/FFO/AFFO
(in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$146,325	$106,974	$39,351	36.8%
Depreciation and amortization related to real estate	63,089	81,580	(18,491)
Gain from sale or disposal of real estate, net of tax	(10)	83	(93)
Adjustments for unconsolidated affiliates and non-controlling interest	(1,364)	(903)	(461)
FFO	$208,040	$187,734	$20,306	10.8%
Straight line expense	741	466	275
Capitalized contract fulfillment costs, net	(772)	—	(772)
Stock-based compensation expense	5,108	13,076	(7,968)
Non-cash portion of tax provision	639	(565)	1,204
Non-real estate related depreciation and amortization	2,743	2,720	23
Amortization of deferred financing costs	1,577	1,443	134
Transaction expenses	93	—	93
Capital expenditures - maintenance	(13,008)	(13,094)	86
Adjustments for unconsolidated affiliates and non-controlling interest	1,364	903	461
AFFO	$206,525	$192,683	$13,842	7.2%
FFO for the three months ended September 30, 2022 increased from $187.7 million in 2021 to $208.0 million for the same period in 2022, an increase of 10.8%. AFFO for the three months ended September 30, 2022 increased 7.2% to $206.5 million as compared to $192.7 million for the same period in 2021. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses) and capital expenditures related to the maintenance of our advertising assets.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2022, and should be read in conjunction with Note 11 of the Notes to the Company’s Condensed Consolidated Financial Statements.
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
At September 30, 2022 there was approximately $1.15 billion of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 35.3% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2022 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $20.9 million, and the weighted average interest rate applicable to these borrowings during 2022 was 2.5%. Assuming that the weighted average interest rate was 200 basis points higher (that is 4.5% rather than 2.5%), then the Company’s 2022 interest expense would have increased by approximately $15.6 million for the nine months ended September 30, 2022.
The Company attempts to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the senior credit facility to fix the interest applicable to its borrowings at an amount equal to Adjusted LIBO Rate or Adjusted Term SOFR Rate (as applicable), or Adjusted Base Rate plus the applicable margin for periods of up to twelve months (in certain cases with the consent of the lenders), which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.
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

PART II — OTHER INFORMATION
ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our combined Annual Report on Form 10-K for the year ended December 31, 2021, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock. There have been no material changes to our risk factors since our combined Annual Report on Form 10-K for the year ended December 31, 2021, as updated by the additional risk factor contained in our combined Quarterly Report on Form 10-Q for the period ended June 30, 2022.
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

10.1
Amended and Restated Limited Partnership Agreement Lamar Advertising Limited Partnership, dated July 1, 2022. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on July 7, 2022 and incorporated herein by reference.

10.2	Form of LTIP Unit Award Agreement. Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on July 7, 2022 and incorporated herein by reference.

10.3
Amendment No. 2, dated as of July 29, 2022 to the Fourth Amended and Restated Credit Agreement dated February 6, 2020, by and among Lamar Media, as Borrower, the Company, Lamar Media’s subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and certain lenders from time to time party thereto. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on August 3, 2022 and incorporated herein by reference.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: November 4, 2022	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 4, 2022	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer