Form 10-K
period 2022-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2023-02-24
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if Lamar Advertising Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Advertising Company has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether Lamar Media Corp. is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Media Corp. has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark if either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $7,547,230,179 based on $87.97 per share as reported at the close of trading on the NASDAQ Global Select Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.
As of June 30, 2022, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2023
Lamar Advertising Company Class A common stock, $0.001 par value per share	87,327,832 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	14,420,085 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 10, 2023 (Proxy Statement)	Part III
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
Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements: (i) the state of the economy and financial markets generally and their effects on the markets in which we operate and the broader demand for advertising, including inflationary pressures; (ii) the levels of expenditures on advertising in general and outdoor advertising in particular; (iii) risks and uncertainties relating to our significant indebtedness; (iv) the demand for outdoor advertising and its continued popularity as an advertising medium; (v) our need for, and ability to obtain, additional funding for acquisitions, operations and debt refinancing; (vi) increased competition within the outdoor advertising industry; (vii) the regulation of the outdoor advertising industry by federal, state and local governments; (viii) our ability to renew expiring contracts at favorable rates; (ix) the integration of businesses and assets that we acquire and our ability to recognize cost savings and operating efficiencies as a result of these acquisitions; (x) our ability to successfully implement our digital deployment strategy; (xi) the market for our Class A common stock; (xii) changes in accounting principles, policies or guidelines; (xiii) our ability to effectively mitigate the threat of and damages caused by hurricanes and other kinds of severe weather; (xiv) our ability to maintain our status as a REIT; and (xv) changes in tax laws applicable to REITs or in the interpretation of those laws.
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
Billboards. As of December 31, 2022, we owned and operated approximately 160,200 billboard advertising displays in 45 states and Canada. We rent most of our advertising space on two types of billboards: bulletins and posters.
•Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic.
•Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic.
In addition to traditional billboards, we also rent space on digital billboards, which are generally located on major traffic arteries and city streets. As of December 31, 2022, we owned and operated approximately 4,500 digital billboard advertising displays in 43 states and Canada.
Logo signs. We rent advertising space on logo signs located near highway exits.
•Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.
We are the largest provider of logo signs in the United States, operating 23 of the 26 privatized state logo sign contracts. As of December 31, 2022, we operated approximately 139,000 logo sign advertising displays in 23 states and the province of Ontario, Canada.
Transit advertising displays. We also rent advertising space on the exterior and interior of public transportation vehicles, in airport terminals, and on transit shelters and benches in over 80 markets. As of December 31, 2022, we operated approximately 47,500 transit advertising displays in 24 states and Canada.
CORPORATE HISTORY
We have operated under the Lamar name since our founding in 1902 and have been publicly traded on NASDAQ under the symbol “LAMR” since 1996.
During 2014, we completed a reorganization in order to qualify as a real estate investment trust (a “REIT”) for federal income tax purposes. During 2022, the Company completed a tax reorganization to a specific type of REIT known as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). The UPREIT structure allows property owners of appreciated properties to contribute property to the operating partnership of the REIT, on a tax-deferred basis, in exchange for a partnership interest in the form of operating partnership units.
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

OPERATING STRATEGIES
We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:
Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our tenants and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 78% of our outdoor net revenues for the year ended December 31, 2022, which management believes is higher than the industry average. We believe that the experience of our regional, territory and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 31 years. In an effort to provide high quality sales and service at the local level, we employed approximately 950 local account executives as of December 31, 2022. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of our central office, as well as our offices in other markets, in the event business opportunities or customers’ needs support such an allocation of resources.
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
In addition, we routinely invest in upgrading our existing displays and constructing new displays. Since January 1, 2013, we have invested approximately $1.2 billion in capitalized expenditures, which include improvements to our existing real estate portfolio, improvements to recently acquired locations and the construction of new locations. Our regular improvement and expansion of our advertising display inventory allows us to provide high quality service to our current tenants and to attract new tenants.
Continuing to pursue other outdoor advertising opportunities. We plan to renew existing logo sign contracts and pursue additional logo sign contracts. Logo sign opportunities arise periodically, both from states initiating new logo sign programs and states converting from government-owned and operated programs to privately-owned and operated programs. Furthermore, we plan to pursue additional tourist oriented directional sign programs in both the United States and Canada and also other motorist information signing programs as opportunities present themselves. In addition, in an effort to maintain market share, we continue to pursue attractive transit and airport advertising opportunities as they become available.
Reinvesting in capital expenditures including digital technology. We have a history of investing in capital expenditures, particularly in our digital platform. We spent approximately $167.1 million in total capital expenditures in fiscal year 2022, of which approximately $81.1 million was spent on digital technology. We expect our 2023 capitalized expenditures to be approximately $185 million.
CAPITAL ALLOCATION STRATEGY
The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital. To maintain our REIT status, we are required to distribute to our stockholders annually an amount equal to at least 90% of our REIT taxable income, excluding net capital gains. After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. During 2022, we generated $781.6 million of cash from operating activities, which was used to fund capital expenditures, acquisitions, and dividends to our stockholders.
•Capital expenditures program. We will continue to reinvest in our existing assets and expand our outdoor advertising display portfolio through new construction. This includes growth and maintenance capital expenditures associated with the construction of new and existing billboard displays, the entrance into and renewal of logo sign and transit contracts, technology-related investments and the purchase of real estate and operating equipment.
•Acquisitions. We will seek to pursue strategic acquisitions of outdoor advertising businesses and assets. This includes acquisitions in our existing markets and in new markets where we can meet our return on investment criteria. When evaluating investments in new markets, our return on investment criteria reflects the additional risks inherent to the particular geographic area.
COMPANY OPERATIONS
Billboard Advertising
We rent most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2022, we owned and operated approximately 160,200 billboard advertising displays in 45 states and Canada.  In 2022, we derived approximately 76% of our billboard advertising net revenues from bulletin rentals and 24% from poster rentals.
Bulletins are large, advertising structures (the most common size is 14 feet high by 48 feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2022, we operated approximately 78,600 bulletin displays.
We generally rent individually-selected bulletin space to advertisers for the duration of the contract (ranging from 4 to 52 weeks). We also rent bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.
Posters are smaller advertising structures (the most common size is 11 feet high by 23 feet wide, or 253 square feet; we also operate junior posters, which are 5 feet high by 11 feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts onto the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2022, we operated approximately 81,600 poster displays.
We generally rent poster space for 4 to 26 weeks, determined by the advertiser’s campaign needs.  Posters are sold in packages of Target Rating Point (“TRP”) levels, which determine the percentage of a target audience an advertiser needs to reach.  A package may include a combination of poster locations in order to meet reach and frequency campaign goals.
In addition to the traditional static displays, we also rent digital billboards. Digital billboards are large electronic light emitting diode (“LED”) displays (the most common sizes are 14 feet high by 48 feet wide, or 672 square feet; 10.5 feet high by 36 feet wide, or 378 square feet; and 10 feet high by 21 feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds. At December 31, 2022, our inventory included approximately 4,500 digital display billboards in various markets. These 4,500 digital billboards generated approximately 30% of billboard advertising net revenue.
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

Logo Sign Advertising
We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 23 of the 26 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2022, we operated approximately 42,400 logo sign structures containing approximately 139,000 logo advertising displays in the United States and Canada.
We operate the logo sign contracts in the province of Ontario, Canada and in the following states:

Colorado	Kansas	Minnesota	Montana	New Hampshire	Ohio	Tennessee
Delaware	Kentucky	Mississippi	Nebraska	New Jersey	Oklahoma	Utah
Florida	Louisiana	Missouri(1)	Nevada	New Mexico	South Carolina	Wisconsin
Georgia	Michigan

(1)The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.
We also operate the tourist oriented directional signing (“TODS”) programs for the states of Colorado, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, Ohio, South Carolina, Utah, and the province of Ontario, Canada, providing approximately 16,400 advertising displays.
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
State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the Company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our 24 logo sign contracts in place, in the United States and Canada, at December 31, 2022, 4 are subject to renewal or expiration in 2023.
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
Transit Advertising
We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. Transit contracts are generally with the local municipalities and airport authorities and allow us the exclusive right to rent advertising space to customers in airports and on buses, benches or shelters. The terms of the contracts vary but generally range between 3-10 years, many with renewable options for contract extension. We rent transit advertising displays in airport terminals and on bus shelters, benches and buses in over 80 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising tenants. As of December 31, 2022, we operated approximately 47,500 transit advertising displays in 24 states and Canada.
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
Although we primarily focus on small to mid-size markets where we can attain a strong market share, in each of our markets we compete against other providers of outdoor advertising and other types of media, including:
•Larger outdoor advertising providers, such as (i) Clear Channel Outdoor Holdings, Inc., which operates billboards, street furniture displays, transit displays and other out-of-home advertising displays and (ii) Outfront Media, Inc., which operates traditional outdoor, street furniture and transit advertising properties.
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

	Percentage of Revenues for the year ended, December 31, 2022					Number of Displays for the year ended, December 31, 2022
Market	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Percentage of Total Displays
Las Vegas, NV	1.7%	2.2%	17.6%	—	2.8%	748	83	1,504	—	2,335	0.6%
New York, NY	2.6%	2.5%	—	—	2.3%	917	70	—	—	987	0.3%
Chicago, IL	2.0%	2.7%	—	—	1.9%	2,094	156	—	—	2,250	0.6%
Pittsburgh, PA	1.9%	2.5%	0.5%	—	1.9%	2,884	62	339	—	3,285	0.9%
Cleveland, OH	1.7%	1.9%	1.8%	—	1.7%	2,275	58	2,528	—	4,861	1.3%
Nashville, TN	1.6%	2.3%	—	—	1.6%	2,131	83	—	—	2,214	0.6%
San Bernardino, CA	1.4%	2.2%	1.3%	—	1.6%	638	51	1,145	—	1,834	0.5%
Seattle, WA	1.9%	0.8%	2.0%	—	1.5%	1,600	19	1,745	—	3,364	0.9%
Dallas, TX	1.8%	1.0%	1.7%	—	1.5%	1,307	27	459	—	1,793	0.5%
Atlanta, GA	1.1%	2.7%	—	—	1.4%	772	87	—	—	859	0.2%
Knoxville, TN	1.7%	0.9%	—	—	1.3%	2,407	60	—	—	2,467	0.7%
Phoenix, AZ	0.3%	2.5%	6.6%	—	1.3%	146	56	4,062	—	4,264	1.2%
Indianapolis, IN	1.4%	1.0%	1.3%	—	1.2%	2,555	32	123	—	2,710	0.8%
Reading, PA	1.1%	1.9%	—	—	1.2%	1,373	107	—	—	1,480	0.4%
Raleigh, NC	1.5%	0.8%	—	—	1.1%	2,564	45	—	—	2,609	0.7%
Richmond, VA	1.1%	1.7%	—	—	1.1%	1,267	47	—	—	1,314	0.4%
Greenville-Spartanburg, SC	1.2%	1.2%	—	—	1.1%	1,854	51	—	—	1,905	0.5%
Hartford, CT	1.0%	1.8%	—	—	1.1%	839	50	—	—	889	0.2%
Birmingham, AL	1.1%	1.3%	0.5%	—	1.1%	1,507	47	273	—	1,827	0.5%
Oklahoma City, OK	1.2%	1.1%	—	—	1.1%	2,053	39	—	—	2,092	0.6%
Denver, CO	0.7%	0.5%	5.9%	—	1.0%	215	10	3,374	—	3,599	1.0%
Cincinnati, OH	0.9%	1.5%	—	—	1.0%	1,135	39	—	—	1,174	0.3%
Providence, RI	0.9%	1.5%	—	—	1.0%	533	32	—	—	565	0.2%
Austin, TX	1.4%	0.4%	—	—	1.0%	895	9	—	—	904	0.3%
All US Logo Programs*	—	—	—	92.3%	3.6%	—	—	—	144,623	144,623	39.8%
All Other United States	66.8%	61.1%	44.3%	—	61.2%	121,052	3,145	21,606	—	145,803	40.2%
All Other Canada*	—	—	16.5%	7.7%	1.4%	—	—	10,352	10,685	21,037	5.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	155,761	4,465	47,510	155,308	363,044	100.0%
Total Revenue (in millions)	$1,292.3	$521.7	$138.0	$80.1	$2,032.1
* Logo displays at December 31, 2022 include 16,352 displays related to the tourist oriented direction signing ("TODS") programs.
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
Our TRS assets and operations will continue to be subject, as applicable, to U.S. federal and state corporate income taxes. Furthermore, our assets and operations outside the United States will continue to be subject to foreign taxes in the jurisdictions in which those assets and operations are located. Net income from our TRSs will either be retained by our TRSs and used to fund their operations, or distributed to us, where it will be reinvested in our business or be available for distribution to Lamar Advertising’s stockholders. As of December 31, 2022, the annual revenue generated by our TRSs in the aggregate was approximately $323.2 million.

ADVERTISING TENANTS
Our tenant base is diverse. The table below sets forth the industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2022, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 70% of our billboard advertising net revenues in the year ended December 31, 2022. No individual tenant accounted for more than 2% of our billboard advertising net revenues in that period.

Categories	Percentage of Net Billboard Advertising Revenues
Service	14%
Health Care	11%
Restaurants	9%
Retailers	8%
Automotive	5%
Gaming	5%
Amusement — Entertainment/Sports	4%
Financial — Banks, Credit Unions	4%
Education	4%
Insurance	3%
Real Estate	3%
70%
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

We have continued to expand the deployment of digital billboards, which display static digital advertising copy from various advertisers that change every 6 to 8 seconds. We have encountered some existing regulations that restrict or prohibit these types of digital displays, but it has not yet materially impacted our digital deployment. However, new regulations could be enacted to impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.
The findings of future studies related to the impact of digital billboards on driver safety issues, if any, may result in regulations at the federal or state level that impose greater restrictions on digital billboards. Any new restrictions on digital billboards could have a material adverse effect on both our existing inventory of digital billboards and our plans to expand our digital deployment, which could have a material adverse effect on our business, results of operations and financial condition.
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
REAL ESTATE PORTFOLIO
Our management headquarters is located in Baton Rouge, Louisiana. We also own 128 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, we lease an additional 149 operating facilities at an aggregate lease expense for 2022 of approximately $9.2 million.
We own approximately 10,500 parcels of property beneath our advertising displays. As of December 31, 2022, we leased approximately 72,500 outdoor sites, accounting for an annualized lease expense of approximately $319.3 million. This amount represented approximately 18% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide us with renewal options. Our lease agreements generally permit us to use the land for the construction, repair and relocation of outdoor advertising displays, including all rights necessary to access and maintain the site. Approximately 75% of our leases will expire or be subject to renewal in the next 5 years, 15% will expire or be subject to renewal in 6 to 10 years and 10% thereafter. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

The following table illustrates the number of leased and owned sites by state as of December 31, 2022, which is sorted from greatest to least in number and percentage of leased sites. States in which we lease less than 2% of our portfolio are grouped in the category “All Other States and Canada”.

State	# of billboard leased sites	% of total	# of owned billboard sites	% of total
Texas	5,110	7.0%	1,019	9.7%
Pennsylvania	4,850	6.7%	1,607	15.3%
California	4,461	6.2%	150	1.4%
Ohio	4,148	5.7%	594	5.7%
North Carolina	3,897	5.4%	279	2.7%
Georgia	3,365	4.6%	309	2.9%
Indiana	3,122	4.3%	627	6.0%
Alabama	3,112	4.3%	513	4.9%
Tennessee	2,994	4.1%	471	4.5%
Louisiana	2,978	4.1%	534	5.1%
Wisconsin	2,572	3.5%	341	3.3%
Florida	2,480	3.4%	431	4.1%
South Carolina	2,298	3.2%	150	1.4%
New York	2,158	3.0%	219	2.1%
Missouri	2,046	2.8%	297	2.8%
Michigan	1,931	2.7%	285	2.7%
Mississippi	1,855	2.6%	412	3.9%
Oklahoma	1,700	2.3%	136	1.3%
Virginia	1,582	2.2%	175	1.7%
Illinois	1,483	2.0%	336	3.2%
All Other States and Canada	14,365	19.9%	1,607	15.3%
	72,507	100.0%	10,492	100.0%
CONTRACT EXPIRATIONS
We derive revenues primarily from renting advertising space to customers on our advertising displays. Our contracts with customers generally cover periods ranging from one week to one year and are generally billed every four weeks. Since contract terms are short-term in nature, we do not consider revenues by year of contract expiration to be meaningful.
HUMAN CAPITAL RESOURCES
Our People. We employed approximately 3,500 people as of December 31, 2022. Approximately 300 employees were engaged in overall management and general administration at our corporate headquarters in Baton Rouge, Louisiana, and the remainder, including approximately 950 local account executives, were employed in our operating offices.
Fifteen of our local offices employ billposters and construction personnel who are covered by collective bargaining agreements. We believe that our relationship with our employees, including our approximately 100 unionized employees, is favorable, and we have never experienced a strike or work stoppage.
As Lamar’s business continues to grow, so does the Company’s strong commitment to recruiting a work force with diverse talents, as well as to developing and retaining the successful members of our sales and management teams. Our 950 local account executives and approximately 175 local management employees have been with the Company for an average of 12 years. We regularly provide on-site training and remote sales training videos to enhance the skills of our sales and management team members.

We employ approximately 1,150 operations employees, including operations management. These employees are responsible for installing advertising copy, maintaining our billboard inventory and ensuring our billboards, logos and transit displays are in safe operating condition. We empower these employees to have a safety-first mentality, which includes the authority to stop an installation or other work job for any safety concern. We also provide training and certification to our operations employees, including training for crane operations and climbing safety. Our management regularly conducts scheduled safety meetings and unscheduled job observations to ensure that we maintain a safety mindset every day.
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
As of December 31, 2022, approximately 36% of our work force was female, 17% of our employees and 33% of our named executive offices identified themselves as minorities, while 33% of our Board of Directors was female and one of our nine directors was a member of a minority group.
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
INFLATION
During 2020 and 2021 inflation did not have a significant impact on our business. During 2022, as a result of the inflationary environment in the U.S., we experienced increases in our direct and general and administrative costs, including increases in labor costs and utilities. Increases in expenses were largely offset by increases in our advertising rates. We also experienced increased interest expenses related to rising interest rates. We expect the inflationary environment and these pressures to continue into 2023.
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
The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2022, Lamar Advertising Company’s wholly owned subsidiary, Lamar Media, had approximately $3.31 billion of total debt outstanding, net of deferred financing costs, consisting of approximately $985.8 million in bank debt outstanding under Lamar Media’s senior credit facility, $2.08 billion in various series of senior notes, $249.4 million under the Accounts Receivable Securitization Program and $2.0 million in other seller notes. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility and Accounts Receivable Securitization Program allow Lamar Media to incur substantially more debt, including approximately $694.0 million available for borrowing under the revolving credit facility as of December 31, 2022.
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

Lamar Media has variable rate debt outstanding under the senior credit facility and its Accounts Receivable Securitization Program. Increases in the interest rates applicable to these borrowings have recently resulted in increased interest expense, which has impacted the Company's net income. Interest rates may continue to increase as a result of macroeconomic factors outside of our control. The Company may take actions in the future to mitigate its interest rate exposure, however, it cannot guarantee that the actions that it takes to mitigate these risks will be effective. Additionally, to the extent we refinance existing debt obligations or seek to enter into new debt financing arrangements in the current interest rate environment, we expect that such arrangements would be subject to higher interest rates than our existing debt obligations, which would further increase our interest expense.
Any of these problems could adversely affect the Company’s business, financial condition and financial results.
The Company may be unable to generate sufficient cash flow to satisfy its significant debt service obligations.
The Company’s ability to generate cash flow from operations to make principal and interest payments on its debt will depend on its future performance, which will be affected by a range of economic, competitive and business factors. The Company cannot control many of these factors, including general economic conditions, its customers’ allocation of advertising expenditures among available media and the amount spent on advertising in general, and its business would be negatively impacted if the general economy were to deteriorate in the future. If its operations do not generate sufficient cash flow from operations to satisfy its debt service obligations, the Company may need to borrow additional funds to make these payments or undertake alternative financing plans, such as refinancing or restructuring its debt, or reducing or delaying capital investments and acquisitions. The Company cannot guarantee that such additional funds or alternative financing will be available on favorable terms, if at all. The Company’s inability to generate sufficient cash flow from operations or obtain additional funds or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

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
At December 31, 2022, the terms of Lamar Media’s senior credit facility and of its Accounts Receivable Securitization Program also restrict the Company from exceeding a specified secured debt ratio.  Lamar Media is also subject to certain other financial covenants relating to the incurrence of additional debt. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of the specific financial ratio requirements under the senior credit facility.
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
As of December 31, 2022, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Executive Chairman, and Sean Reilly, the Company’s President and Chief Executive Officer, and their affiliates, owned in the aggregate approximately 15% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented approximately 62% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family and their affiliates the power to:
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
The Company has historically grown through acquisitions. During the year ended December 31, 2022, we completed acquisitions for a total cash purchase price of approximately $479.8 million.
The future success of our acquisition strategy could be adversely affected by many factors, including the following:
•the pool of suitable acquisition candidates is dwindling, and we may have a more difficult time negotiating acquisitions on favorable terms;
•we may face increased competition for acquisition candidates from other outdoor advertising companies and private equity funds (particularly funds that are focused on investing in media and/or infastruc, some of which may have greater financial resources than we do, which may result in higher prices for those businesses and assets;
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
The Company tested goodwill for impairment on December 31, 2022. Based on the Company’s review at December 31, 2022, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or both of our reporting units is below the carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350 “Goodwill and Other Intangible Assets” and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.

The Company’s logo sign contracts are subject to state award and renewal.
In 2022, the Company generated approximately 4% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against other national logo sign providers as well as numerous smaller local logo sign providers. As a logo sign provider, the Company incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the Company as a logo sign provider for early termination. At the end of the contract term, the Company, as a logo sign provider, transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.
Of the Company’s 24 logo sign contracts in place at December 31, 2022, 4 are subject to renewal or expiration in 2023. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.
If the Company’s contingency plans relating to hurricanes and other natural disasters fail, the resulting losses could hurt the Company’s business.
The Company has determined that it is uneconomical to insure against losses resulting from hurricanes and other natural disasters. Although the Company has developed contingency plans designed to mitigate the threat posed by hurricanes and other forms of inclement weather to its real estate portfolio (e.g., removing advertising faces at the onset of a storm, when possible, which better permits the structures to withstand high winds during the storm), these plans could fail and significant losses could result. To the extent that such natural disaster events become more frequent or destructive because of climate change, we may incur increased costs related to storm remediation and preparation.
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
Additionally, the occurrence of any of the following external events could further depress the Company’s revenues:
•a widespread reallocation of advertising expenditures to other available media by significant renters of the Company’s displays; and
•a decline in the amount spent on advertising, in general, or outdoor advertising in particular as a result of macroeconomic factors.
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
We have continued to expand the deployment of digital billboards, which display static digital advertising copy from various advertisers that change every 6 to 8 seconds. We have encountered some existing regulations that restrict or prohibit these types of digital displays but it has not yet materially impacted our digital deployment. However, new regulations could be enacted to impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.
The findings of future studies related to the impact of digital billboards on driver safety issues, if any, may result in regulations at the federal or state level that impose greater restrictions on digital billboards. Any new restrictions on digital billboards could have a material adverse effect on both our existing inventory of digital billboards and our plans to expand our digital deployment, which could have a material adverse effect on our business, results of operations and financial condition.
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

We could be negatively impacted by environmental, social and governance (ESG) and sustainability matters.
Governments, shareholders, customers, employees and other stakeholders are increasingly focusing on corporate ESG practices and disclosures, and expectations in this area are rapidly evolving and growing. We may incur costs related to ESG initiatives, including those related to producing enhanced mandatory or voluntary disclosures about our business. If we are unable to respond effectively to ESG matters, our reputation, business, financial condition and results of operations could be adversely impacted.
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
•it and its corporate subsidiaries, including Lamar Media, will be subject to applicable federal and state income tax, including any applicable state-level alternative minimum tax, on its taxable income at regular corporate rates; and
•it would be disqualified from REIT tax treatment for the four taxable years following the year during which it was so disqualified.
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

If Lamar Advertising’s operating partnership does not qualify as a partnership, its income may be subject to taxation, and Lamar Advertising would no longer qualify as a REIT.
The Internal Revenue Code classifies “publicly traded partnerships” as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. Lamar Advertising structured the Operating Partnership to be classified as a partnership for federal income tax purposes. However, no assurance can be given the IRS will not challenge Lamar Advertising’s position or will classify the Operating Partnership as a “publicly traded partnership” for federal income tax purposes. To minimize this risk, Lamar Advertising has placed certain restrictions on the transfer and/or redemption of partnership units in the Amended and Restated Limited Partnership Agreement of the Operating Partnership. If the IRS would assert successfully that the Operating Partnership should be treated as a “publicly traded partnership” and substantially all of the Operating Partnership’s gross income did not consist of the specified types of passive income, the Internal Revenue Code would treat the Operating partnership as an association taxable as a corporation. In such event, Lamar Advertising would cease to qualify as a REIT. In addition, the imposition of a corporate tax on the Operating Partnership would reduce the amount of distributions the Operating Partnership could make to Lamar Advertising and, in turn, reduce the amount of cash available to Lamar Advertising to pay dividends to our shareholders.
The Tax Cuts and Jobs Act, the CARES Act and the Inflation Reduction Act, as well as any future tax legislation, may impact the Company’s business and security holders.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”). The IRA includes numerous tax provisions that impact corporations, including the implementation of a 15% corporate alternative minimum tax based on “adjusted financial statement income” exceeding $1 billion, as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, the 1% excise tax specifically does not apply to stock repurchases by REITs. Any taxable REIT subsidiaries of Lamar Advertising operate as standalone corporations and therefore could be adversely affected by the IRA. Lamar Advertising will continue to analyze and monitor the application of the IRA to its business; however, the effect of these changes on the value of Lamar Advertising’s assets, shares of Lamar Advertising stock or market conditions, generally, is uncertain.
The individual and collective impact of the changes made by the TCJA, the CARES Act and the IRA on REITs and their security holders are uncertain and may not become evident for some period of time. The effect of any technical corrections with respect to the TCJA, the CARES Act or the IRA could have an adverse effect on Lamar Advertising, its subsidiaries, and holders of its securities. It is also possible additional tax legislation could be enacted in the future, as a result of the COVID-19 pandemic or otherwise, which could have an adverse effect on Lamar Advertising, its subsidiaries, and holders of its securities.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our management headquarters is located in Baton Rouge, Louisiana. We also own 128 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 149 operating facilities at an aggregate lease expense for 2022 of approximately $9.2 million.
We own approximately 10,500 parcels of property beneath our outdoor advertising structures. As of December 31, 2022, we leased approximately 72,500 active outdoor sites, accounting for a total annual lease expense of approximately $319.3 million. This amount represented approximately 18% of billboard advertising net revenues for the year ended December 31, 2022. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.
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

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the NASDAQ Global Select Market under the symbol “LAMR.” As of December 31, 2022, the Class A common stock was held by 86 stockholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.
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
Issuer Purchases of Equity Securities
On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of December 31, 2022. On February 23, 2023, the Company’s Board of Directors authorized the renewal of the repurchase program through September 30, 2024. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
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

LAMAR ADVERTISING COMPANY
The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
Discussion of our results of operations for the years ended December 31, 2021 and 2020 can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Acquisitions and capital expenditures
Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under the senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources- Sources of Cash,” for more information. During the year ended December 31, 2022, the Company completed multiple acquisitions for a total cash purchase price of approximately $479.8 million.  See “Uses of Cash-Acquisitions,” for more information.
The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past two years:

	2022	2021
	(In thousands)
Billboard — Traditional	$45,415	$31,894
Billboard — Digital	81,145	55,285
Logos	13,151	12,926
Transit	4,734	2,514
Land and buildings	11,462	14,077
PP&E	11,171	9,394
Total capital expenditures	$167,078	$126,090
We expect our 2023 capital expenditures to be approximately $185 million.
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
We define AFFO as FFO before (i) straight-line income and expense; (ii) capitalized contract fulfillment costs, net; (iii) stock-based compensation expense; (iv) non-cash portion of tax expense (benefit); (v) non-real estate related depreciation and amortization; (vi) amortization of deferred financing costs, (vii) loss on extinguishment of debt; (viii) transaction expenses; (ix) non-recurring infrequent or unusual losses (gains); (x) less maintenance capital expenditures; and (xi) an adjustment for unconsolidated affiliates and non-controlling interest.
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

RESULTS OF OPERATIONS
The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net revenues	100.0%	100.0%
Operating expenses:
Direct advertising expenses	32.8%	32.3%
General and administrative expenses	17.3%	18.3%
Corporate expenses	5.0%	5.2%
Depreciation and amortization	17.2%	15.2%
Operating income	28.4%	29.2%
Loss on extinguishment of debt	—%	1.2%
Interest expense	6.3%	6.0%
Income tax expense	0.9%	0.5%
Net income	21.6%	21.7%
Year ended December 31, 2022 compared to Year ended December 31, 2021
Net revenues increased $244.7 million or 13.7% to $2.03 billion for the year ended December 31, 2022 from $1.79 billion for the same period in 2021. This increase was attributable to an increase in billboard net revenues of $200.4 million, an increase in transit net revenues of $42.3 million and an increase in logo net revenues of $2.0 million over the prior year.
Net revenues for the year ended December 31, 2022, as compared to acquisition-adjusted net revenues for the comparable period in 2021, increased $180.6 million, or 9.8%. This increase was attributable to an increase of $142.5 million in billboard net revenues, an increase of $36.3 million in transit net revenues and an increase of $1.8 million in logo net revenues. See “Reconciliations” below.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $123.4 million, or 12.4% to $1.12 billion for the year ended December 31, 2022 from $997.0 million in the same period in 2021. The $123.4 million increase over the prior year is primarily comprised of an increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) of $133.8 million primarily related to an increase in our variable billboard lease costs and transit and airport franchise costs, as well as increases in our workforce.
Depreciation and amortization expense increased $78.2 million to $349.4 million for the year ended December 31, 2022 as compared to $271.3 million for the same period in 2021. The increase is primarily due to the revision in the cost estimate included in the calculation of asset retirement obligations during 2022, as well as acquisitions and capital expenditures that occurred in the second half of 2021 and during 2022.
For the year ended December 31, 2022, the Company recognized a gain on disposition of assets of $15.7 million as compared to a gain on disposition of assets of $2.1 million for the same period in 2021. The gain on disposition of assets for the year ended December 31, 2022 primarily resulted from a gain of $12.6 million from a contingent payment received in connection with the Company's 2018 sale of Puerto Rico assets.
Due to the above factors, operating income increased $56.8 million to $578.0 million for the year ended December 31, 2022 compared to $521.2 million for the same period in 2021.
During the year ended December 31, 2021, the Company recorded a $21.6 million loss on debt extinguishment related to Lamar Media's repayment of its 5 3/4% Senior Notes. There was no loss on debt extinguishment during the year ended December 31, 2022.
Interest expense increased $21.1 million for the year ended December 31, 2022 to $127.5 million as compared to $106.4 million for the year ended December 31, 2021. The increase in interest expense is primarily related to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.

Equity in earnings of investee was $4.3 million and $3.4 million for the years ended December 31, 2022 and 2021, respectively, as a result of an investment that occurred in July of 2021.
The increase in operating income and the decrease in loss on extinguishment of debt, offset by the increase in interest expense over the comparable period in 2021, resulted in a $58.8 million increase in net income before income taxes.
The Company recorded income tax expense of $17.5 million for the year ended December 31, 2022 as compared to income tax expense of $9.3 million for the same period in 2021.The $17.5 million tax expense includes an expense of $6.6 million for the reduction of Puerto Rico deferred tax assets for the year ended December 31, 2022. The $17.5 million equates to an effective tax rate for the year ended December 31, 2022 of approximately 3.8%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the year ended December 31, 2022 of $438.6 million, as compared to net income of $388.1 million for the same period in 2021.
Reconciliations:
Because acquisitions occurring after December 31, 2020 have contributed to our net revenue results for the periods presented, we provide 2021 acquisition-adjusted net revenue, which adjusts our 2021 net revenue for the year ended December 31, 2021 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2022.
Reconciliations of 2021 reported net revenue to 2021 acquisition-adjusted net revenue for the year ended December 31, 2021 as well as a comparison of 2021 acquisition-adjusted net revenue to 2022 reported net revenue for the year ended December 31, 2022, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2022	2021
	(in thousands)
Reported net revenue	$2,032,140	$1,787,401
Acquisition net revenue	—	64,114
Adjusted totals	$2,032,140	$1,851,515
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$438,647	$388,090	$50,557	13.0%
Income tax expense	17,452	9,256	8,196
Loss on extinguishment of debt	—	21,604	(21,604)
Transaction expenses	3,769	—	3,769
Interest expense (income), net	126,217	105,621	20,596
Equity in earnings of investee	(4,315)	(3,384)	(931)
Gain on disposition of assets	(15,721)	(2,115)	(13,606)
Depreciation and amortization	349,449	271,294	78,155
Capitalized contract fulfillment costs, net	(555)	(445)	(110)
Stock-based compensation expense	23,136	37,368	(14,232)
Adjusted EBITDA	$938,079	$827,289	$110,790	13.4%

Adjusted EBITDA for the year ended December 31, 2022 increased 13.4% to $938.1 million. The increase in adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $153.8 million, and was partially offset by an increase in general and administrative and corporate expenses of $43.1 million, excluding the impact of stock-based compensation expense and transaction expenses.
Net Income/FFO/AFFO
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$438,647	$388,090	$50,557	13.0%
Depreciation and amortization related to real estate	337,387	259,933	77,454
Gain from sale or disposal of real estate	(15,415)	(1,865)	(13,550)
Adjustments for unconsolidated affiliates and non-controlling interest	(3,631)	(2,756)	(875)
FFO	$756,988	$643,402	$113,586	17.7%
Straight-line expense	3,986	2,443	1,543
Capitalized contract fulfillment costs, net	(555)	(445)	(110)
Stock-based compensation expense	23,136	37,368	(14,232)
Non-cash portion of tax provision	3,212	1,574	1,638
Non-real estate related depreciation and amortization	12,062	11,361	701
Amortization of deferred financing costs	6,158	5,877	281
Loss on extinguishment of debt	—	21,604	(21,604)
Transaction expenses	3,769	—	3,769
Capital expenditures – maintenance	(62,659)	(58,196)	(4,463)
Adjustments for unconsolidated affiliates and non-controlling interest	3,631	2,756	875
AFFO	$749,728	$667,744	$81,984	12.3%
FFO for the year ended December 31, 2022 was $757.0 million as compared to FFO of $643.4 million for the same period in 2021. AFFO for the year ended December 31, 2022 increased 12.3% to $749.7 million as compared to $667.7 million for the same period in 2021. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net), partially offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses) and capital expenditures related to the maintenance of our advertising assets.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company has historically satisfied its working capital requirements with cash from operations and borrowings under its senior credit facility and Accounts Receivable Securitization Program. The Company’s wholly owned subsidiary, Lamar Media Corp., is the principal borrower under the senior credit facility and maintains all corporate operating cash balances. Certain subsidiaries of Lamar Media are the principal borrowers under the Accounts Receivable Securitization Program. Any cash requirements of the Company, therefore, must be funded by distributions from Lamar Media.
Sources of Cash
Total Liquidity. As of December 31, 2022 we had $746.6 million of total liquidity, which is comprised of $52.6 million in cash and cash equivalents and $694.0 million of availability under the revolving portion of the senior credit facility. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

As of December 31, 2022 and 2021, the Company had a working capital deficit of $361.5 million and $274.4 million, respectively. The working capital deficit for the year ended December 31, 2022 is primarily related to the $249.4 million outstanding under the Accounts Receivable Securitization Program as well as $205.8 million in current operating lease liabilities which has a corresponding right of use asset recorded in long term assets. We expect to have enough cash on hand and availability under our revolving credit facility to meet our operating needs for the next twelve months.
Cash Generated by Operations. For the years ended December 31, 2022 and 2021 our cash provided by operating activities was $781.6 million and $734.4 million, respectively. The increase in cash provided by operating activities for the year ended December 31, 2022 over the same period in 2021 relates to an increase in revenues offset by an increase in operating expenses (excluding depreciation and amortization). We expect to generate cash flows from operations during 2023 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.
Accounts Receivable Securitization Program. On June 24, 2022, Lamar Media and the Special Purpose Subsidiaries entered into the Sixth Amendment (the "Sixth Amendment") to the Accounts Receivable Securitization Program, as amended. The Sixth Amendment increased the Accounts Receivable Securitization Program from $175.0 million to $250.0 million and extended the maturity date of the Accounts Receivable Securitization Program to July 21, 2025. Additionally, the Sixth Amendment provides for the replacement of LIBOR-based interest rate mechanics with Term Secured Overnight Financing Rate ("Term SOFR") based interest rate mechanics for the Accounts Receivable Securitization Program.
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
As of December 31, 2022, there was $250.0 million of outstanding aggregate borrowings under the Accounts Receivable Securitization Program at a borrowing rate of approximately 5.3%. Lamar Media has no additional availability under the Accounts Receivable Securitization Program as of December 31, 2022. The Accounts Receivable Securitization Program will mature on July 21, 2025.
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
On June 21, 2021, the Company entered into a new equity distribution agreement (the "2021 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms. Under the terms of the 2021 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2021 Sales Agreement and may at any time suspend solicitations and offers under the 2021 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2021 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under this program from its inception through December 31, 2022.
Shelf Registration Statement. On June 21, 2021, the Company filed a new automatically effective shelf registration statement (No. 333-257243) that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. During the year ended December 31, 2022, the Company did not issue any shares under the shelf registration statement.
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
On July 29, 2022, Lamar Media entered into Amendment No. 2 (the "Amendment No. 2") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. The Amendment No. 2 establishes a new $350.0 million Senior Secured Term Loan A loan (the "Term A loans") as a new class of incremental term loans. The Term A loans will mature on February 6, 2025 and bear interest at Term SOFR plus 1.25% and a credit spread adjustment of 0.10%. The covenants, events of default and other terms of the senior credit facility apply to the Term A loans. Lamar Media borrowed all $350.0 million in Term A loans on July 29, 2022. Proceeds from the Term A loans were used to repay outstanding balances on the revolving credit facility and a portion of the outstanding balance on our Accounts Receivable Securitization Program.
As of December 31, 2022, the aggregate balance outstanding under the senior credit facility was $995.0 million, consisting of $600.0 million in Term B loans aggregate principal balance, $350.0 million in Term A loans aggregate principal balance and $45.0 million outstanding borrowings under our revolving credit facility. Lamar Media had approximately $694.0 million of unused capacity under the revolving credit facility.
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
Factors Affecting Sources of Liquidity
Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers. We expect to generate cash flows from operations during 2023 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.
Credit Facilities and Other Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to the senior credit facility, its outstanding debt securities and its Accounts Receivable Securitization Program.
Restrictions under Debt Securities. As of December 31, 2022, Lamar Media has outstanding all of the 3 3/4% Senior Notes, the 4% Senior Notes, the 4 7/8% Senior Notes and the 3 5/8% Senior Notes.
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
Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At December 31, 2022 we were, and currently, we are in compliance with all such tests under the senior credit facility.
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
Uses of Cash
Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $167.1 million for the year ended December 31, 2022. Our capital expenditures are categorized as growth or maintenance as described below.
•Growth capital expenditures include discretionary capital expenditures incurred primarily for the expansion or development of new advertising markets and construction of new advertising sites. Growth capital expenditures also include certain technology-related investments necessary to support and scale for future customer demand of our outdoor advertising services, and other capital projects.
•Maintenance capital expenditures include capital expenditures not otherwise categorized as growth capital expenditures, including costs incurred to enhance existing advertising sites, general asset improvements, and ordinary corporate capital expenditures.
We anticipate our 2023 total capital expenditures will be approximately $185 million.
Acquisitions. During the year ended December 31, 2022, the Company completed 73 acquisitions for a total cash purchase price of approximately $479.8 million. The acquisitions occurring during the year ended December 31, 2022 were financed using available cash on hand, borrowings under the revolving credit facility and borrowings under the Accounts Receivable Securitization Program.
On May 4, 2022, the Company acquired Burkhart Advertising Inc. which included more than 1,500 billboard structures and 3,200 billboard faces, including 23 digital displays. On December 9, 2022, the Company acquired assets from Fairway Outdoor and Standard Outdoor which included approximately 1,600 billboard structures and 3,600 billboard displays. These acquisitions were funded with a combination of cash on hand, borrowings under our revolving credit facility and borrowings under the Accounts Receivable Securitization Program.
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
Dividends. During the year ended December 31, 2022, the Company declared and paid distributions of $508.2 million, or $5.00 per share of common stock. During the year ended December 31, 2021, the Company declared and paid distributions of $404.8 million, or $4.00 per share of common stock. On February 23, 2023, the Company’s Board of Directors approved a dividend of $1.25 per common share to be paid on March 31, 2023. Subject to the approval of the Company’s Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2023 will be $5.00 per common share, including the dividend payable on March 31, 2023.
As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs, the impact of general economic conditions on the Company's operations and other factors that the Board of Directors may deem relevant. The foregoing factors may also impact management's recommendations to the Board of Directors as to the timing, amount and frequency of future distributions.
Special Purpose Acquisition Company. On April 6, 2021, Lamar Partnering Corporation ("LPC"), a newly formed special purpose acquisition company and indirect wholly-owned subsidiary of the Company, filed a Registration Statement on Form S-1, with the Securities and Exchange Commission (the "SEC"). On June 21, 2022, LPC filed its request to withdraw its registration statement with the SEC. In conjunction with the withdrawn offering, the Company incurred a transaction expense of $1.2 million for the write-off of deferred offering costs incurred on behalf of LPC's registration statement. The $1.2 million in expenses are included in Corporate expenses in our Consolidated Statement of Income and Comprehensive Income at December 31, 2022.
Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company's Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under the senior credit facility. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of December 31, 2022. On February 23, 2023, the Company’s Board of Directors authorized the renewal of the repurchase program through September 30, 2024. The Company's management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
Material Cash Requirements
Our expected material cash requirements for the twelve months ended December 31, 2023 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.
Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of December 31, 2022 (in millions):

	2023	Thereafter
Debt maturities(1)	$249.8	$3,063.0
Interest obligations on long-term debt(2)	155.0	620.9
Contractual obligations, including operating and financing leases	285.9	1,624.3
Total payments due	$690.7	$5,308.2
(1)Debt maturities assume there is no refinancing prior to the existing maturity date.
(2)Interest rates on our variable rate instruments assume rates at the December 2022 levels. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for further discussion on interest rate risk.
Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). On February 23, 2023, the Company’s Board of Directors approved a dividend of $1.25 per common share to be paid on March 31, 2023. Our Board of Directors will continue to evaluate future dividends in order to continue to satisfy the requirements needed to maintain our REIT status.
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
Cash Flows
The Company’s cash flows provided by operating activities increased $47.2 million from $734.4 million in 2021 to $781.6 million for the year ended December 31, 2022, primarily resulting from an increase in revenues of approximately $244.7 million offset by an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets and depreciation and amortization) of approximately $137.6 million, as well as increases in interest expense of $21.1 million and income tax expense and $8.2 million as compared to the comparable period in 2021.

Cash flows used in investing activities increased $157.3 million from $461.8 million in 2021 to $619.1 million in 2022 primarily due to a net increase in the amount of assets acquired through acquisitions, investments and capital expenditures of $178.5 million, offset by decreases in notes receivable, as compared to the same period in 2021.
The Company’s cash flows used in financing activities were $209.3 million for the year ended December 31, 2022 as compared to $294.5 million in 2021. This decrease in cash used in financing activities of $85.2 million for the year ended December 31, 2022 is primarily due to increased borrowings on the senior credit facility and accounts receivable securitization program in 2022, offset by an increase in cash paid for dividends and distributions in 2022 over the comparable period in 2021.
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
Asset Retirement Obligations. The Company had an asset retirement obligation of $390.4 million as of December 31, 2022. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to restore the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.
This calculation includes 100% of the Company’s billboard structures on leased land (which currently consist of approximately 72,500 structures). The Company uses a 15-year retirement period based on historical operating experience in its core markets, including the actual time that billboard structures have been located on leased land in such markets and the actual length of the leases in the core markets, which includes the initial term of the lease, plus consideration of any renewal period. Historical third-party cost information is used to estimate the cost of dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on the Company’s historical credit-adjusted risk free rate.
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
Lease Liabilities and Right of Use Assets. On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Codified as ASC 842),” which resulted in recording operating lease liabilities and right of use assets on our consolidated balance sheet. Our operating lease liabilities (including short-term liabilities) and right of use asset balances were $1.24 billion and $1.27 billion as of December 31, 2022, respectively. The balance is recorded based on the present value of the remaining minimum rental payments under the leasing standard for our existing operating leases. The key estimates for our leases include (1) the discount rate used to discount the unpaid lease payments to present value and (2) lease term. Our leases generally do not include a readily determinable implicit rate, therefore, using a portfolio approach, we determine our collateralized incremental borrowing rate to discount the lease payments based on the information available at lease commencement. Our lease terms include the noncancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. The Company has determined we are not reasonably certain to exercise renewals or termination options, and as a result we use the lease’s initial stated term as the lease term for our lease population.
ACCOUNTING STANDARDS AND REGULATORY UPDATE
See Note 21, "New Accounting Pronouncements" to our consolidated financial statements included in Part II, Item 8 of this report for a discussion of our Accounting Standards and Regulatory Update.
LAMAR MEDIA CORP.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.
RESULTS OF OPERATIONS
The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net revenues	100.0%	100.0%
Operating expenses:
Direct advertising expenses	32.8%	32.3%
General and administrative expenses	17.3%	18.3%
Corporate expenses	5.0%	5.2%
Depreciation and amortization	17.2%	15.2%
Operating income	28.5%	29.2%
Loss on extinguishment of debt	—%	1.2%
Interest expense	6.3%	6.0%
Income tax expense	0.9%	0.5%
Net income	21.6%	21.8%

Year ended December 31, 2022 compared to Year ended December 31, 2021
Net revenues increased $244.7 million or 13.7% to $2.03 billion for the year ended December 31, 2022 from $1.79 billion for the same period in 2021. This increase was attributable to an increase in billboard net revenues of $200.4 million, an increase in transit net revenues of $42.3 million and an increase in logo net revenues of $2.0 million over the prior year.
Net revenues for the year ended December 31, 2022, as compared to acquisition-adjusted net revenues for the comparable period in 2021, increased $180.6 million, or 9.8%. The $180.6 million increase in net revenues is due to a $142.5 million increase in billboard net revenues, a $36.3 million increase in transit net revenues and an increase of $1.8 million in logo net revenues. See “Reconciliations” below.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $123.7 million, or 12.4% to $1.12 billion for the year ended December 31, 2022 from $996.2 million in the same period in 2021. The $123.7 million increase over the prior year is primarily comprised of an increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) of $134.2 million primarily related to an increase in our variable billboard lease costs and transit and airport franchise costs, as well as increases in our workforce.

Depreciation and amortization expense increased $78.2 million to $349.4 million for the year ended December 31, 2022 as compared to $271.3 million for the same period in 2021. The increase is due to the revision in the cost estimate included in the calculation of asset retirement obligations during 2022, as well as acquisitions and capital expenditures that occurred in the second half of 2021 and during 2022.
For the year ended December 31, 2022, Lamar Media recognized a gain on disposition of assets of $15.7 million as compared to a gain on disposition of assets of $2.1 million for the same period in 2021. The gain on disposition of assets for the year ended December 31, 2022 primarily resulted from a gain of $12.6 million from a contingent payment received in connection with the Company's 2018 sale of Puerto Rico assets.
Due to the above factors, operating income increased $56.5 million to $578.5 million for the year ended December 31, 2022 compared to $522.0 million for the same period in 2021.
During the year ended December 31, 2021, Lamar Media recorded a $21.6 million loss on debt extinguishment related to the repayment of its 5 3/4% Senior Notes. There was no loss on debt extinguishment during the year ended December 31, 2022.
Interest expense increased $21.1 million for the year ended December 31, 2022 to $127.5 million as compared to $106.4 million for the year ended December 31, 2021.  The increase in interest expense is primarily related to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
Equity in earnings of investee was $4.3 million and $3.4 million for the years ended December 31, 2022 and 2021, respectively, as a result of an investment that occurred in July of 2021.
The increase in operating income and the decrease in loss on extinguishment of debt, offset by the increase in interest expense over the comparable period in 2021, resulted in a $58.4 million increase in net income before income taxes.
Lamar Media recorded income tax expense of $17.5 million for the year ended December 31, 2022 as compared to an income tax expense of $9.3 million for the same period in 2021. The $17.5 million tax expense includes an expense of $15.2 million for the reduction of Puerto Rico deferred tax assets for the year ended December 31, 2022. The $17.5 million equates to an effective tax rate for the year ended December 31, 2022 of approximately 3.8%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2022 of $439.1 million, as compared to net income of $388.9 million for the same period in 2021.
Reconciliations:
Because acquisitions occurring after December 31, 2020 have contributed to our net revenue results for the periods presented, we provide 2021 acquisition-adjusted net revenue, which adjusts our 2021 net revenue for the year ended December 31, 2021 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2022.
Reconciliations of 2021 reported net revenue to 2021 acquisition-adjusted net revenue for the year ended December 31, 2021 as well as a comparison of 2021 acquisition-adjusted net revenue to 2022 reported net revenue for the year ended December 31, 2022, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2022	2021
	(in thousands)
Reported net revenue	$2,032,140	$1,787,401
Acquisition net revenue	—	64,114
Adjusted totals	$2,032,140	$1,851,515

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$439,149	$388,908	$50,241	12.9%
Income tax expense	17,452	9,256	8,196
Loss on extinguishment of debt	—	21,604	(21,604)
Transaction expenses	3,769	—	3,769
Interest expense (income), net	126,217	105,621	20,596
Equity in earnings of investee	(4,315)	(3,384)	(931)
Gain on disposition of assets	(15,721)	(2,115)	(13,606)
Depreciation and amortization	349,449	271,294	78,155
Capitalized contract fulfillment costs, net	(555)	(445)	(110)
Stock-based compensation expense	23,136	37,368	(14,232)
Adjusted EBITDA	$938,581	$828,107	$110,474	13.3%
Adjusted EBITDA for the year ended December 31, 2022 increased 13.3% to $938.6 million. The increase in adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $153.8 million, and was partially offset by an increase in general and administrative and corporate expenses of $43.4 million, excluding the impact of stock-based compensation expense and transaction expenses.
Net Income/FFO/AFFO
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2022	2021
Net income	$439,149	$388,908	$50,241	12.9%
Depreciation and amortization related to real estate	337,387	259,933	77,454
Gain from sale or disposal of real estate	(15,415)	(1,865)	(13,550)
Adjustments for unconsolidated affiliates and non-controlling interest	(3,631)	(2,756)	(875)
FFO	$757,490	$644,220	$113,270	17.6%
Straight-line expense	3,986	2,443	1,543
Capitalized contract fulfillment costs, net	(555)	(445)	(110)
Stock-based compensation expense	23,136	37,368	(14,232)
Non-cash portion of tax provision	3,212	1,574	1,638
Non-real estate related depreciation and amortization	12,062	11,361	701
Amortization of deferred financing costs	6,158	5,877	281
Loss on extinguishment of debt	—	21,604	(21,604)
Transaction expenses	3,769	—	3,769
Capital expenditures – maintenance	(62,659)	(58,196)	(4,463)
Adjustments for unconsolidated affiliates and non-controlling interest	3,631	2,756	875
AFFO	$750,230	$668,562	$81,668	12.2%
FFO for the year ended December 31, 2022 was $757.5 million as compared to FFO of $644.2 million for the same period in 2021. AFFO for the year ended December 31, 2022 increased 12.2% to $750.2 million as compared to $668.6 million for the same period in 2021. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net), offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses) and capital expenditures related to the maintenance of our advertising assets.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2022, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements.
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
At December 31, 2022 there was approximately $1.24 billion of indebtedness outstanding under the senior credit facility and Accounts Receivable Securitization Program, or approximately 37.2% of the Company’s outstanding long-term debt (including current maturities) on that date, bearing interest at variable rates. The aggregate interest expense for 2022 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $35.7 million, and the weighted average interest rate applicable to these borrowings during 2022 was 3.1%. Assuming that the weighted average interest rate was 200 basis points higher (that is 5.1% rather than 3.1%), then the Company’s 2022 interest expense would have increased by approximately $21.2 million for the year ended December 31, 2022.
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

ITEM 8.    FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting	45
Report of Independent Registered Public Accounting Firm — Opinion on Internal Control Over Financial Reporting (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	46
Report of Independent Registered Public Accounting Firm — Opinion on the Consolidated Financial Statements (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	47
Consolidated Balance Sheets as of December 31, 2022 and 2021	49
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020	50
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020	51
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	52
Notes to Consolidated Financial Statements	53
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020	80
Schedule III — Schedule of Real Estate and Accumulated Depreciation as of December 31, 2022, 2021 and 2020	81

Management’s Report on Internal Control Over Financial Reporting
The management of Lamar Advertising Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2022, Lamar Advertising’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lamar Advertising Company:

Opinion on Internal Control Over Financial Reporting

We have audited Lamar Advertising Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 24, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lamar Advertising Company:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the accounting lease term for the portfolio of billboard land leases
As discussed in Note 7 to the consolidated financial statements, a lessee determines the lease term at the commencement date by identifying the non-cancellable period of the lease and then adding any periods for which it is reasonably certain to exercise a renewal option (or not to exercise a termination option). The Company has approximately 72,500 billboard land leases for which they determined the lease term using a portfolio approach, in accordance with which the negotiated stated initial lease term for each billboard land lease was concluded to be the lease term under Accounting Standards Codification Topic 842, Leases (ASC 842).

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
Baton Rouge, Louisiana
February 24, 2023

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2022 and 2021
(In thousands, except share and per share data)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$52,619	$99,788
Receivables, net of allowance for doubtful accounts of $11,418 and $11,195 as of 2022 and 2021, respectively	285,039	269,917
Other current assets	26,894	18,902
Total current assets	364,552	388,607
Property, plant and equipment (note 5)	4,109,146	3,782,288
Less accumulated depreciation and amortization	(2,609,447)	(2,445,014)
Net property, plant and equipment	1,499,699	1,337,274
Operating lease right of use assets	1,271,631	1,224,672
Financing lease right of use assets	14,037	16,890
Goodwill (note 6)	2,035,269	1,936,426
Intangible assets, net (note 6)	1,206,625	1,045,177
Other assets	83,401	98,448
Total assets	$6,475,214	$6,047,494
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$19,643	$16,429
Current maturities of long-term debt, net of deferred financing costs of $593 and $585 in 2022 and 2021, respectively (note 9)	249,785	174,778
Current operating lease liabilities (note 7)	205,838	198,286
Current financing lease liabilities (note 7)	1,331	1,331
Accrued expenses (note 8)	117,593	135,038
Deferred income	131,847	137,103
Total current liabilities	726,037	662,965
Long-term debt, net of deferred financing costs of $32,022 and $36,274 in 2022 and 2021, respectively (note 9)	3,063,020	2,838,817
Operating lease liabilities (note 7)	1,035,655	995,356
Financing lease liabilities (note 7)	15,945	17,277
Deferred income tax liabilities (note 12)	9,651	6,416
Asset retirement obligation (note 10)	390,442	269,367
Other liabilities	39,090	40,207
Total liabilities	5,279,840	4,830,405
Stockholders’ equity (note 14):
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2022 and 2021	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized, 88,110,928 and 87,540,838 shares issued and 87,327,232 and 86,852,821 outstanding at 2022 and 2021, respectively	88	88
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2022 and 2021	14	14
Additional paid-in-capital	2,061,671	2,001,399
Accumulated comprehensive (loss) income	(659)	855
Accumulated deficit	(804,382)	(734,415)
Cost of shares held in treasury, 783,696 and 688,017 shares in 2022 and 2021, respectively	(61,358)	(50,852)
Stockholders’ equity	1,195,374	1,217,089
Total liabilities and stockholders’ equity	$6,475,214	$6,047,494
See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2022, 2021 and 2020
(In thousands, except share and per share data)

	2022	2021	2020
Statements of Income
Net revenues (note 2)	$2,032,140	$1,787,401	$1,568,856
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	667,288	576,507	557,661
General and administrative expenses (exclusive of depreciation and amortization)	350,623	326,951	287,874
Corporate expenses (exclusive of depreciation and amortization)	102,500	93,577	70,944
Depreciation and amortization (note 11)	349,449	271,294	251,296
Gain on disposition of assets	(15,721)	(2,115)	(9,026)
	1,454,139	1,266,214	1,158,749
Operating income	578,001	521,187	410,107
Other expense (income):
Loss on extinguishment of debt	—	21,604	25,235
Interest income	(1,293)	(763)	(797)
Interest expense	127,510	106,384	137,623
Equity in earnings of investee	(4,315)	(3,384)	—
	121,902	123,841	162,061
Income before income tax expense	456,099	397,346	248,046
Income tax expense (note 12)	17,452	9,256	4,660
Net income	438,647	388,090	243,386
Preferred stock dividends	365	365	365
Net income applicable to common stock	$438,282	$387,725	$243,021
Earnings per share:
Basic earnings per share	$4.32	$3.83	$2.41
Diluted earnings per share	$4.31	$3.83	$2.41
Cash dividends declared per share of common stock	$5.00	$4.00	$2.50
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	101,527,778	101,133,269	100,756,361
Weighted average common shares outstanding diluted	101,634,543	101,349,865	100,902,700
Statements of Comprehensive Income
Net income	$438,647	$388,090	$243,386
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1,514)	(79)	249
Comprehensive income	$437,133	$388,011	$243,635
See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2022, 2021 and 2020
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2019	$—	87	14	(34,294)	1,922,222	685	(708,408)	1,180,306
Non-cash compensation	—	—	—	—	4,669	—	—	4,669
Issuance of 298,124 shares of common stock through stock awards	—	—	—	—	25,811	—	—	25,811
Exercise of 61,949 shares of stock options	—	—	—	—	3,138	—	—	3,138
Issuance of 154,756 shares of common stock through employee purchase plan	—	—	—	—	8,010	—	—	8,010
Purchase of 116,483 shares of treasury stock	—	—	—	(10,492)	—	—	—	(10,492)
Foreign currency translation	—	—	—	—	—	249	—	249
Net income	—	—	—	—	—	—	243,386	243,386
Dividends/distributions to common shareholders ($2.50 per common share)	—	—	—	—	—	—	(251,944)	(251,944)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2020	$—	87	14	(44,786)	1,963,850	934	(717,331)	1,202,768
Non-cash compensation	—	—	—	—	4,942			4,942
Issuance of 158,985 shares of common stock through stock awards	—	1	—	—	13,565	—	—	13,566
Exercise of 156,491 shares of stock options	—	—	—	—	10,170	—	—	10,170
Issuance of 114,035 shares of common stock through employee purchase plan	—	—	—	—	8,872	—	—	8,872
Purchase of 68,336 shares of treasury stock	—	—	—	(6,066)	—	—	—	(6,066)
Foreign currency translation	—	—	—	—	—	(79)	—	(79)
Net income	—	—	—	—	—	—	388,090	388,090
Dividends/distributions to common shareholders ($4.00 per common share)	—	—	—	—	—	—	(404,809)	(404,809)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2021	$—	88	14	(50,852)	2,001,399	855	(734,415)	1,217,089
Non-cash compensation	—	—	—	—	11,012			11,012
Issuance of 248,947 shares of common stock through stock awards	—	—	—	—	30,366	—	—	30,366
Exercise of 194,035 shares of stock options	—	—	—	—	8,671	—	—	8,671
Issuance of 127,108 shares of common stock through employee purchase plan	—	—	—	—	10,223	—	—	10,223
Purchase of 95,679 shares of treasury stock	—	—	—	(10,506)	—	—	—	(10,506)
Foreign currency translation	—	—	—	—	—	(1,514)	—	(1,514)
Net income	—	—	—	—	—	—	438,647	438,647
Dividends/distributions to common shareholders ($5.00 per common share)	—	—	—	—	—	—	(508,249)	(508,249)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	(365)
Balance, December 31, 2022	$—	88	14	(61,358)	2,061,671	(659)	(804,382)	1,195,374
See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$438,647	$388,090	$243,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	349,449	271,294	251,296
Stock-based compensation	23,136	37,368	18,772
Amortization included in interest expense	6,158	5,877	5,909
Gain on disposition of assets	(15,721)	(2,115)	(9,026)
Loss on extinguishment of debt	—	21,604	25,235
Equity in earnings of investee	(4,315)	(3,384)	—
Deferred income tax expense (benefit)	3,212	1,574	(797)
Provision for doubtful accounts	9,013	4,527	12,729
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(22,511)	(24,684)	1,287
Prepaid expenses	(906)	(5,493)	591
Other assets	2,711	5,030	7,629
Increase (decrease) in:
Trade accounts payable	1,176	1,308	841
Accrued expenses	(10,773)	9,553	10,052
Operating lease liabilities	7,198	3,819	24,549
Other liabilities	(4,862)	20,049	(22,580)
Cash flows provided by operating activities	781,612	734,417	569,873
Cash flows from investing activities:
Capital expenditures	(167,078)	(126,090)	(62,272)
Acquisitions	(479,766)	(312,257)	(45,584)
Payment for investments in equity securities	—	(30,000)	—
Decrease in notes receivable	12,124	107	—
Proceeds from disposition of assets and investments	15,649	6,480	10,968
Cash flows used in investing activities	(619,071)	(461,760)	(96,888)
Cash flows from financing activities:
Net proceeds from issuance of common stock	18,894	19,042	11,148
Cash used for purchase of treasury shares	(10,506)	(6,066)	(10,492)
Proceeds received from revolving credit facility	445,000	200,000	725,000
Payments on revolving credit facility	(575,000)	(25,000)	(875,000)
Principal payments on long-term debt	(365)	(378)	(9,112)
Borrowings on long-term debt	—	—	8,750
Principal payments on financing leases	(1,331)	(1,331)	—
Proceeds received from senior credit facility term loans	350,000	—	598,500
Payments on senior credit facility term loans	—	—	(978,097)
Proceeds received from accounts receivable securitization program	265,000	180,000	122,500
Payments on accounts receivable securitization program	(190,000)	(127,500)	(175,000)
Proceeds received from note offering	—	550,000	1,549,250
Redemption of senior notes and senior subordinated notes	—	(668,688)	(1,058,596)
Debt issuance costs	(1,583)	(8,823)	(32,950)
Distributions to non-controlling interest	(814)	(601)	(1,509)
Dividends/distributions	(508,614)	(405,174)	(252,309)
Cash flows used in financing activities	(209,319)	(294,519)	(377,917)
Effect of exchange rate changes in cash and cash equivalents	(391)	81	313
Net (decrease) increase in cash and cash equivalents	(47,169)	(21,781)	95,381
Cash and cash equivalents at beginning of period	99,788	121,569	26,188
Cash and cash equivalents at end of period	$52,619	$99,788	$121,569
Supplemental disclosures of cash flow information:
Cash paid for interest	$120,000	$112,080	$130,864
Cash paid for state and federal income taxes	$16,325	$8,388	$4,033
See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1)Description of the Business and Significant Accounting Policies
(a)Nature of Business
Lamar Advertising Company (the Company) is engaged in the outdoor advertising business, operating approximately 160,200 billboard advertising displays in 45 states and Canada. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.
In addition, the Company operates a logo sign business in 23 states throughout the United States and the province of Ontario, Canada and operates approximately 47,500 transit advertising displays in 24 states and Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising in airport terminals, on bus shelters, benches and buses in the markets it serves.
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
On July 1, 2022, the Company's direct wholly owned subsidiary Lamar Media Corp. ("Lamar Media") entered into the Amended and Restated Limited Partnership Agreement (the "Partnership Agreement") of Lamar Advertising Limited Partnership (the "OP") as the initial limited partner, along with its wholly owned subsidiary, Lamar Advertising General Partner, LLC, as the general partner of the OP (the "General Partner"). Lamar Media formed the OP and contributed all of its assets to the OP in connection with the Company's reorganization (the "Reorganization") as a specific type of REIT known as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). The Company completed the Reorganization to facilitate tax-deferred contributions of properties to the OP in exchange for limited partnership interests in the OP. The Reorganization did not have a material impact on our consolidated financial statements.
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
The Company performed its annual measurement for impairment of the goodwill of its reporting units and concluded the fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on December 31, 2022 and 2021; therefore, the Company was not required to recognize an impairment loss.
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

	2022	2021	2020
Net revenues	$8,775	$7,718	$8,088
Direct advertising expenses	$4,044	$4,014	$3,971
General and administrative expenses	$3,904	$3,112	$3,144
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
(k)Dividends/Distributions
As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). During the years ended December 31, 2022, 2021 and 2020, the Company declared and paid distributions of its REIT taxable income of $508,249 or $5.00 per share, $404,809 or $4.00 per share and $251,944 or $2.50 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including the financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in its existing and future debt instruments, the Company’s ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs, the impact of general economic conditions on the Company's operations and other factors that the Board of Directors may deem relevant. During each of the years ended December 31, 2022, 2021 and 2020, the Company paid dividend distributions to holders of its Series AA Preferred Stock of $365 or $63.80 per share.
(l)Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. For the years ended December 31, 2022, 2021 and 2020 there were no dilutive shares excluded from the calculation.
(m)Stock Based Compensation
Compensation expense for share-based awards is recognized based on the grant date fair value of those awards. Stock based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which generally commensurate with the vesting term. Non-cash compensation expense recognized during the years ended December 31, 2022, 2021, and 2020 were $23,136, $37,368 and $18,772, respectively. The $23,136 expensed during the year ended December 31, 2022 consists of (i) $4,929 related to stock options and the employee stock purchase plan, (ii) $11,545 related to stock grants made under the Company’s performance-based stock incentive program in 2022, (iii) $5,897 related to LTIP Units issued to the Company's executive officers, (iv) $161 related to non-performance restricted stock awards and (v) $604 related to restricted stock awards to directors. See Note 15 for information on the assumptions used to calculate the fair value of stock-based compensation.
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
(q)Asset Retirement Obligations
The Company is required to record the fair value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Adjustments are made to the asset retirement obligation liability to reflect changes in the estimates of the retirement period and amount of expected cash flows, with an offsetting adjustment made to the related long-lived tangible asset. The significant assumptions used in estimating the Company's asset retirement obligations include the retirement period, cost of asset dismantlement, credit-adjusted risk-free interest rates, inflation and market risk. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the dismantlement, removal, site reclamation and similar activities of its leased properties.
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
(u)    Investments
On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, a leading global provider of programmatic technology for the digital out-of-home sector. This investment is accounted for as an equity method investment and is included in other assets on the Consolidated Balance Sheets. For the years ended December 31, 2022 and 2021, related to this investment, the Company recorded $4,284 and $3,384, respectively, in equity in earnings of investee on the Consolidated Statements of Income and Comprehensive Income.
(v)    Subsequent Events
The Company has performed an evaluation of subsequent events through the date on which the financial statements are issued.
(2)Revenue
Revenue Recognition
Advertising revenues: The majority of our revenues are derived from contracts for advertising space on billboard, logo and transit displays. Contracts which do not meet the criteria of a lease under ASC 842, Leases are accounted for under ASC 606, Revenue from Contracts with Customers. The majority of our advertising space contracts do not meet the definition of a

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
lease under ASC 842 and are therefore accounted for under ASC 606. The contract revenues are recognized ratably over their contract life. Costs to fulfill a contract, which include our costs to install advertising copy onto billboards, are capitalized and amortized to direct advertising expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Income and Comprehensive Income. During the years ended December 31, 2022 and 2021, we capitalized $25,078 and $25,642, respectively, of costs to fulfill contracts, which is included in other current assets on the Consolidated Balance Sheets, net of expensed costs of $24,546 and $25,197, respectively.
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
The following table presents our disaggregated revenue by source for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Billboard Advertising	$1,813,995	$1,613,554	$1,403,239
Logo Advertising	80,145	78,180	82,944
Transit Advertising	138,000	95,667	82,673
Net Revenues	$2,032,140	$1,787,401	$1,568,856
(3)Acquisitions
Year Ended December 31, 2022
During the year ended December 31, 2022, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $479,766, net of cash acquired of $6,904. Included within this total purchase price were the acquisitions of Burkhart Advertising Inc. for an aggregate purchase price of $130,000 as well as Fairway Outdoor and Standard Outdoor for an aggregate purchase price of $92,650.
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
As of December 31, 2022, our fair value allocation of the assets acquired and liabilities assumed from Fairway Outdoor and Standard Outdoor in the business combination completed December 9, 2022 is considered preliminary and is subject to revision, which may result in adjustments to this allocation. The aggregate purchase price of this business combination was $92,650. We expect to finalize these amounts as soon as possible but not later than the end of 2023. In order to develop our preliminary fair values, the Company utilized asset information received from the acquired company and fair

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
value allocation benchmarks from similar completed transactions. Our preliminary allocation of these assets includes property, plant and equipment, intangibles and goodwill of $34,066, $28,130 and $30,458, respectively.
The following is a summary of the allocation of the purchase price in the above transactions, which includes the preliminary values for a business combination completed on December 9, 2022.

Total
Property, plant and equipment	$87,312
Goodwill	99,003
Site locations	246,288
Non-competition agreements	2,328
Customer lists and contracts	43,339
Asset acquisition costs	903
Current assets	2,177
Current liabilities	(12,677)
Operating lease right of use assets	79,960
Operating lease liabilities	(68,867)
$479,766
Total acquired intangible assets for the year ended December 31, 2022 were $391,861, of which $99,003 was assigned to goodwill. Goodwill is not amortized for financial statement purposes and $456 of goodwill related to 2022 acquisitions is expected to be deductible for tax purposes. The acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $43,339 (7 year weighted average useful life) and site locations of $246,288 (15 year weighted average useful life). The aggregate amortization expense related to the 2022 acquisitions for the year ended December 31, 2022 was $14,605.
As of December 31, 2022, we finalized our fair value allocation of the assets acquired and liabilities assumed from a business combination completed on December 3, 2021. The changes to our updated fair value allocation of this business combination were considered immaterial and recorded during the year ended December 31, 2022.
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

	2022	2021
	(unaudited)
Net revenues	$2,063,800	$1,879,002
Net income applicable to common stock	$429,726	$373,476
Net income per common share — basic	$4.23	$3.69
Net income per common share — diluted	$4.23	$3.69
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
As of December 31, 2021, our fair value allocation of the assets acquired and liabilities assumed in a business combination completed December 3, 2021 was considered preliminary and subject to revision, which could result in adjustments to this allocation. The aggregate purchase price of this business combination was $75,000. In order to develop our preliminary fair values, the Company utilized asset information received from the acquired company and fair value allocation benchmarks from similar completed transactions. Our preliminary allocation of these assets includes property, plant and equipment, intangibles and goodwill of $6,022, $53,775 and $9,506, respectively. As discussed above, we finalized this fair value allocation during 2022.
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
$312,257
Total acquired intangible assets for the year ended December 31, 2021 were $266,288, of which $24,089 was assigned to goodwill. Goodwill is not amortized for financial statement purposes and $14,584 of goodwill related to 2021 acquisitions is expected to be deductible for tax purposes. The acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $31,101 (7 year weighted average useful life) and site locations of $206,734 (15 year weighted average useful life). The aggregate amortization expense related to the 2021 acquisitions for the year ended December 31, 2021 was approximately $4,335.
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(4)Non-cash Financing and Investing Activities
For the years ended December 31, 2022, 2021 and 2020, there were no significant non-cash investing activities. For the year ended December 31, 2020, the Company had non-cash financing activities related to financing lease liabilities of $19,891. There were no significant non-cash financing activities during the years ended December 31, 2022 and 2021.
(5)Property, Plant and Equipment
Major categories of property, plant and equipment at December 31, 2022 and 2021 are as follows:

	Estimated Life (Years)	2022	2021
Land	—	$459,370	$428,849
Building and improvements	10 — 39	220,468	206,870
Advertising structures	5 — 15	3,285,636	3,010,769
Automotive and other equipment	3 — 7	143,672	135,800
		$4,109,146	$3,782,288

(6)Goodwill and Other Intangible Assets
The following is a summary of intangible assets at December 31, 2022 and 2021:

	Estimated Life (Years)	2022		2021
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$720,051	$614,840	$676,846	$587,056
Non-competition agreements	3 — 15	71,599	65,647	69,276	64,941
Site locations	15	2,864,854	1,781,164	2,619,531	1,680,333
Other	2 — 15	52,164	40,392	51,261	39,407
		$3,708,668	$2,502,043	$3,416,914	$2,371,737
Unamortizable Intangible Assets:
Goodwill		$2,288,805	$253,536	$2,189,962	$253,536
The changes in the gross carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows:

Balance as of December 31, 2020	$2,165,864
Goodwill acquired during the year	24,089
Purchase price adjustments and other	9
Balance as of December 31, 2021	$2,189,962
Goodwill acquired during the year	99,003
Purchase price adjustments and other	(160)
Balance as of December 31, 2022	$2,288,805

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $134,256, $114,319 and $110,201, respectively. The following is a summary of the estimated amortization expense for future years:

2023	$132,937
2024	129,031
2025	125,563
2026	117,573
2027	113,580
Thereafter	587,941
Total	$1,206,625
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
During the year ended December 31, 2022, we had base operating lease costs of $306,825 and variable operating lease costs of $59,651, for a total operating lease cost of $366,476. During the year ended December 31, 2021, we had base operating lease costs of $290,036 and variable operating lease costs of $51,628, for a total operating lease cost of $341,664. During the year ended December 31, 2020, we had base operating lease costs of $298,135 and variable lease costs of $43,572, for a total operating lease cost of $341,707. Our operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). Also, for the years ended December 31, 2022, 2021 and 2020, we recorded a (gain) loss of ($824), $241 and ($451) respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $307,581, $296,460 and $286,575 were made reducing our operating lease liabilities for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in cash flows provided by operating activities in the Consolidated Statements of Cash Flows.
We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets or lease liabilities for agreements with a term of twelve months or less. We recorded $7,478, $6,184 and $4,953 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the years ended December 31, 2022, 2021 and 2020, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Our operating leases have a weighted-average remaining lease term of 12.5 years. The weighted-average discount rate of our operating leases is 4.7%. During the years ended December 31, 2022 and 2021, we obtained $79,095 and $49,927, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions. Lease terminations during the year resulted in a $5,090 and $5,697 reduction to operating lease liabilities for the years ended December 31, 2022 and 2021, respectively.
The following is a summary of the maturities of our operating lease liabilities as of December 31, 2022:

2023	$240,637
2024	190,435
2025	162,408
2026	137,712
2027	115,284
Thereafter	837,686
Total undiscounted operating lease payments	1,684,162
Less: Imputed interest	(442,669)
Total operating lease liabilities	$1,241,493
During the years ended December 31, 2022 and 2021, we obtained no new leased assets in exchange for new financing lease liabilities. Our financing leases have a weighted-average remaining lease term of 4.9 years and a weighted-average discount rate of 3.1%. For the years ended December 31, 2022, 2021 and 2020, amortization expense of $2,853, $2,853 and $222 was recorded within depreciation and amortization, respectively, and interest expense of $544, $585 and $47, was recorded within interest expense, respectively, on the Consolidated Statements of Income and Comprehensive Income in relation to these financing lease liabilities. Cash payments of $1,331 were made reducing our financing lease liabilities for the years ended December 31, 2022 and 2021 and are included in cash flows used in financing activities in the Consolidated Statements of Cash Flows. We had no cash payments related to financing lease liabilities for the year ended December 31, 2020.
Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore they are no longer accounted for as a lease. For the years ended December 31, 2022, 2021 and 2020, non-lease variable transit payments were $78,877, $47,054 and $25,670, respectively. These transit expenses are recorded in direct advertising expenses (exclusive of depreciation and amortization) on the Consolidated Statements of Income and Comprehensive Income.
(8)Accrued Expenses
The following is a summary of accrued expenses at December 31, 2022 and 2021:

	2022	2021
Payroll	$24,601	$36,531
Interest	23,360	22,009
Insurance benefits	10,008	11,205
Accrued variable lease and contract expense	28,117	21,487
Stock-based compensation	12,216	30,450
Other	19,291	13,356
	$117,593	$135,038

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(9) Long-term Debt
Long-term debt consists of the following at December 31, 2022 and 2021:

	December 31, 2022
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$993,970	$8,171	$985,799
Accounts Receivable Securitization Program	250,000	593	249,407
3 3/4% Senior Notes	600,000	6,000	594,000
3 5/8% Senior Notes	550,000	6,982	543,018
4% Senior Notes	549,437	6,459	542,978
4 7/8% Senior Notes	400,000	4,410	395,590
Other notes with various rates and terms	2,013	—	2,013
	3,345,420	32,615	3,312,805
Less current maturities	(250,378)	(593)	(249,785)
Long-term debt, excluding current maturities	$3,095,042	$32,022	$3,063,020

	December 31, 2021
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$773,717	$9,306	$764,411
Accounts Receivable Securitization Program	175,000	585	174,415
3 3/4% Senior Notes	600,000	7,036	592,964
3 5/8% Senior Notes	550,000	7,711	542,289
4% Senior Notes	549,359	7,208	542,151
4 7/8% Senior Notes	400,000	5,013	394,987
Other notes with various rates and terms	2,378	—	2,378
	3,050,454	36,859	3,013,595
Less current maturities	(175,363)	(585)	(174,778)
Long-term debt, excluding current maturities	$2,875,091	$36,274	$2,838,817
Long-term debt contractual maturities are as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2023	$378	$—	$378
2024	$400	$—	$400
2025	$645,420	$3,995	$641,425
2026	$442	$—	$442
2027	$599,316	$4,769	$594,547
Thereafter	$2,099,464	$23,851	$2,075,613
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
As of December 31, 2022, there were $45,000 in outstanding borrowings under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $10,989 in letters of credit outstanding as of December 31, 2022 resulting in $694,011 of availability under the revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 6, 2025.
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
As of December 31, 2022, there was $250,000 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability for borrowing under the Accounts Receivable Securitization Program as of December 31, 2022. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the year ended December 31, 2022.
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
Debt Repurchase Program
On March 16, 2020, the Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of December 31, 2022.
(10)Asset Retirement Obligation
The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2020	$222,876
Additions to asset retirement obligations	3,662
Revision in estimates	41,644
Accretion expense	4,476
Liabilities settled	(3,291)
Balance at December 31, 2021	$269,367
Additions to asset retirement obligations	9,676
Revision in estimates	110,321
Accretion expense	4,894
Liabilities settled	(3,816)
Balance at December 31, 2022	$390,442
Revision in estimates in December 31, 2022 and 2021 of $110,321 and $41,644, respectively, reflects changes in cost estimates to remove structures and resurface land for structures that reside on leased land in the Company's outdoor advertising portfolio.
(11)Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Consolidated Statements of Income and Comprehensive Income are as follows:

	Year Ended December 31,
	2022	2021	2020
Direct advertising expenses	$330,357	$253,850	$236,054
General and administrative expenses	5,242	4,691	4,996
Corporate expenses	13,850	12,753	10,246
	$349,449	$271,294	$251,296

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The increase in the amount of depreciation and amortization expense excluded from direct advertising expense for the years ended December 31, 2022 and 2021 as compared to the year ended December 31, 2020 is due to the revision in the cost estimate included in the calculation of asset retirement obligations during each period.
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
Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2022
U.S. federal	$5,663	$2,073	$7,736
State and local	3,376	(136)	3,240
Foreign	5,201	1,275	6,476
	$14,240	$3,212	$17,452
Year ended December 31, 2021
U.S. federal	$4,723	$620	$5,343
State and local	3,958	254	4,212
Foreign	(999)	700	(299)
	$7,682	$1,574	$9,256
Year ended December 31, 2020
U.S. federal	$2,997	$(45)	$2,952
State and local	1,940	311	2,251
Foreign	520	(1,063)	(543)
	$5,457	$(797)	$4,660
As of December 31, 2022 and 2021, the Company had income taxes payable of $4,104 and $5,915, respectively, which was recorded within accrued expenses on the Consolidated Balance Sheets.
The U.S. and foreign components of earnings before income taxes are as follows:

	2022	2021	2020
U.S.	$446,395	$395,800	$249,714
Foreign	9,704	1,546	(1,668)
Total	$456,099	$397,346	$248,046

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 21 percent to income before taxes for the 2022, 2021 and 2020 tax years is as follows:

	2022	2021	2020
Income tax expense at U.S. federal statutory rate	$95,781	$83,443	$52,090
Tax adjustment related to REIT(a)	(86,793)	(83,153)	(50,395)
State and local income taxes, net of federal income tax benefit	2,850	2,917	1,222
Book expenses not deductible for tax purposes	3,042	1,893	3,156
Stock-based compensation	(3,336)	3,555	(2,033)
Valuation allowance(b)	(14,984)	(1,564)	(1,031)
Rate change(c)	—	—	(182)
Undistributed earnings of foreign subsidiaries(d)	(84)	292	(78)
Other differences, net(e)	20,976	1,873	1,911
Income tax expense	$17,452	$9,256	$4,660
(a)Includes dividend paid deduction of $106,129, $85,087 and $52,985 for the tax years ended December 31, 2022, 2021 and 2020, respectively.
(b)For the years ended December 31, 2022, 2021 and 2020, a non-cash valuation allowance of ($14,984), ($1,564) and ($1,031), respectively, was recorded to income tax expense due to our limited ability to utilize Puerto Rico deferred tax assets in future years.
(c)Under Act 257, the Puerto Rico corporate income tax rate was lowered from 39% to 37.5%.  As a result, a non-cash benefit of $182 to income tax expense was recorded for the reduction of the Puerto Rico net deferred tax liability for the year ended December 31, 2020.
(d)Management does not assert that the undistributed earnings of our Canadian subsidiaries will be permanently reinvested. For the years ended December 31, 2022, 2021 and 2020, we recognized a deferred tax (benefit) expense of ($84), $292 and ($78), respectively, for future foreign withholding taxes related to undistributed earnings.
(e)Under Section 1031.01(b)(10) of the 2011 Puerto Rico Code, net operating losses and the tax basis of any other assets shall be reduced for forgiveness of debt to the extent by which the taxpayer is insolvent. As a result, a non-cash expense of $15,201 was recorded to income tax expense for the reduction of Puerto Rico deferred tax assets for the year ended December 31, 2022. The Puerto Rico income tax withholding rate applicable on the accrued interest of the debt is 29%. As a result, a cash expense of $5,068 was recorded to income tax expense.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$423	$493
Accrued liabilities not deducted for tax purposes	—	3,071
Net operating loss carry forwards	5,068	16,488
Tax credit carry forwards	1,364	692
Charitable contributions carry forward	1	3
Investment in partnerships	—	228
Gross deferred tax assets	6,856	20,975
Less: valuation allowance	(4,435)	(19,433)
Net deferred tax assets	2,421	1,542
Deferred tax liabilities:
Intangibles	(5,016)	(5,209)
Accrued liabilities not deducted for tax purposes	(2,222)	—
Investment in partnerships	(1,758)	—
Property, plant and equipment	(2,234)	(1,765)
Undistributed earnings of foreign subsidiaries	(842)	(984)
Gross deferred tax liabilities	(12,072)	(7,958)
Net deferred tax liabilities	$(9,651)	$(6,416)
As of December 31, 2022, we have approximately $103,854 of U.S. net operating loss carry forwards to offset future taxable income. Of this amount, $20,950 is subject to Internal Revenue Code §382 limitation but will be available to be fully utilized by no later than 2027. These carry forwards expire between 2030 through 2037. In addition, we have $1,205 of various credits available to offset future U.S. federal income tax.
As of December 31, 2022, we have approximately $1,140,720 of state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $82 of various credits available to offset future state income tax. The valuation allowance related to state net operating loss carry forwards as of December 31, 2022 and 2021 was $0 and $334, respectively. The net changes in the total state valuation allowance for the years ended December 31, 2022 and 2021 was a (decrease) increase of ($334) and $13, respectively.
As of December 31, 2022, we had approximately $4,413 of Canadian net operating loss carry forwards before valuation allowances. These Canadian net operating losses are available to offset future taxable income. These carry forwards expire between 2040 and 2041.
As of December 31, 2022, we had approximately $8,651 of Puerto Rico net operating loss carry forwards before valuation allowances. These Puerto Rico net operating losses are available to offset future taxable income. These carry forwards expire in 2032. In addition, we have $850 of alternative minimum tax credits available to offset future Puerto Rico income tax.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings, the Company will not generate the minimum

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
amount of future taxable income to support the realization of the deferred tax assets. As a result, management has determined that a valuation allowance related to Puerto Rico net operating loss carry forwards and other deferred tax assets is necessary. The valuation allowance for these deferred tax assets as of December 31, 2022 and 2021 was $4,435 and $19,099, respectively. The net change in the total valuation allowance for the years ended December 31, 2022 and 2021 was a decrease of $14,664 and $1,577, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry forward period increase.
As of December 31, 2022, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $16,835. Management does not designate these earnings as permanently reinvested and has recognized a deferred tax liability of approximately $842 related to foreign withholding taxes on these earnings. We have recognized a current year tax benefit of $84 related to 2022 earnings.
Under ASC 740, Income Taxes, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2020	$4,966
Additions for tax positions related to current year	1,166
Additions for tax positions related to prior years	381
Reductions for tax positions related to prior years	(1,388)
Balance as of December 31, 2021	$5,125
Additions for tax positions related to current year	718
Additions for tax positions related to prior years	1,142
Lapse of statute of limitations	(1,441)
Balance as of December 31, 2022	$5,544
Included in the balance of unrecognized benefits at December 31, 2022 is $5,544 of tax benefits that, if recognized in future periods, would impact our effective tax rate. During the years ended December 31, 2022 and 2021, we recognized interest and penalties of $212 and ($42), respectively, as a component of income tax expense in connection with our liabilities related to uncertain tax positions.
Within the next twelve months, we expect to decrease our unrecognized tax benefits by approximately $1,732 as a result of the expiration of statute of limitations.
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
RTC Holdings, LLC (“RTC”), a telecommunications company, is 100% owned by entities owned by members of the Reilly family. Entities owned by Sean E. Reilly, President and Chief Executive Officer of the Company; Kevin P. Reilly, Jr., Executive Chairman of the Board of Directors; and members of their respective immediate families hold a majority stake in RTC of approximately 89%. The Reilly Family, LLC, which is owned by Sean E. Reilly, Kevin P. Reilly, Jr., members of our Board of Directors Anna Reilly and Wendell Reilly, and entities owned by each of them and members of their respective immediate families, holds the remaining minority stake in RTC of approximately 11%. On May 31, 2019, RTC acquired EATELCORP, LLC (“EATEL”) and its subsidiaries. EATEL provides phone and internet services to consumers and businesses in Louisiana. EATEL also provides data back-up and recovery services to businesses. During the years ended December 31,

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
2022 and 2021, the Company was a customer of EATEL for data back-up and recovery services. The aggregate amount paid by the Company to EATEL for such services was $228 and $315 for the years ended December 31, 2022 and 2021, respectively. The Company was also contracted by EATEL to provide advertising services in the aggregate amount of $154 and $139 for the years ended December 31, 2022 and 2021, respectively.
The Company had $158 and $1,066 receivables from employees or executive officers at December 31, 2022 and 2021, respectively.
On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, a leading global developer of programmatic technology for the digital out-of-home sector. For the years ended December 31, 2022 and 2021, the Company recognized revenue of $13,074 and $10,586, respectively, from advertisements generated through Vistar's programmatic technology platform. We also incurred expenses of $1,167 and $880 related to these advertisements for the years ended December 31, 2022 and 2021, respectively.
(14)Stockholders’ Equity
On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock, which shares were subsequently exchanged on a one for one basis in the REIT conversion. The Series AA preferred stock ranks senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock is entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2022 was $3,649. The Series AA preferred stock is entitled to one vote per share.
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
As of December 31, 2022, no shares of our Class A common stock have been sold under the 2021 Sales Agreement and accordingly $400,000 remained available to be sold under the 2021 Sales Agreement as of December 31, 2022.
On August 6, 2018, the Company filed an automatically effective shelf registration statement that registered the offer and sale of an indeterminate amount of additional shares of our Class A common stock, which expired in August 2021. There were no shares issued under this shelf registration during the year ended December 31, 2021. On June 21, 2021, the Company filed a new automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock on similar terms as the prior registration statement. As of December 31, 2022, the Company did not issue any shares under this shelf registration.
On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. On September 20, 2021, the Board of Directors authorized the extension of the repurchase program through March 31, 2023. There were no repurchases under the program as of December 31, 2022.
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
In February 2013, the 1996 Plan was amended to eliminate the provision that limited the amount of Class A common stock, including shares retained from an award, that could be withheld to satisfy tax withholding obligations to the minimum tax obligations required by law (except with respect to option awards). In accordance with ASC 718, Compensation – Stock Compensation, the Company is required to classify the awards affected by the amendment as liability-classified awards at fair value each period prior to their settlement. As of December 31, 2022 and 2021, the Company recorded a liability, in accrued expenses, of $12,216 and $30,450, respectively, related to its equity incentive awards affected by this amendment.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2022	5%	45%	2%	6
2021	5%	45%	2%	6
2020	5%	45%	2%	6
Information regarding the 1996 Plan for the year ended December 31, 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, beginning of year	518,935	$65.36
Granted	174,000	96.59
Exercised	(194,035)	44.69
Outstanding, end of year	498,900	$84.29	5.66
Exercisable at end of year	247,400	$75.40	5.70
At December 31, 2022 there was $3,172 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 1.85 years.
Shares available for future stock option and restricted share grants to employees and directors under existing plans were 1,940,913 at December 31, 2022. The aggregate intrinsic value of options outstanding as of December 31, 2022 was $7,219, and the aggregate intrinsic value of options exercisable was $5,316. Total intrinsic value of options exercised was $10,475 for the year ended December 31, 2022.
Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available for issuance under the 2019 ESPP was automatically increased by 86,853 shares on January 1, 2022 pursuant to the automatic increase provisions of the 2019 ESPP.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following is a summary of 2019 ESPP share activity for the year ended December 31, 2022:

Shares
Available for future purchases, January 1, 2022	342,226
Additional shares reserved under 2019 ESPP	86,853
Purchases	(127,108)
Available for future purchases, December 31, 2022	301,971
Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Plan based on certain Company performance measures for fiscal year 2022. The number of shares to be issued, if any, are dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2022 results and are issued in the first half of 2023. The shares subject to these awards generally can range from a minimum of 0% to a maximum of either 100% of the target number of shares or 150% of a target dollar amount depending on the level at which the goals are attained. Based on the Company’s performance measures achieved through December 31, 2022, the Company recorded $11,545 as stock-based compensation expense related to these agreements.
LTIP Units. In addition to performance-based compensation, the Company may issue LTIP Units of the OP, a subsidiary of the Company, to certain officers, employees and directors under the 1996 Plan. Such LTIP Units are subject to vesting and forfeiture conditions based on performance criteria approved by the Compensation Committee, which mirrors the performance criteria applicable to the Company's performance-based compensation, as described above. LTIP Units are a class of units intended to qualify as "profits interests" of the OP. The LTIP Units convert into Common Units of the OP upon the occurrence of certain events. Common Units are redeemable by the holder for shares of the Company's Class A common stock after a holding period of twelve months, or may be paid out in cash at the option of the general partner of the OP. On July 1, 2022, the OP issued a total of 88,000 LTIP Units to the Company's executive officers. For the year ended December 31, 2022, the Company recorded $5,897 as stock-based compensation expense related to these LTIP Units.
(16)Benefit Plans
The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2022, the Company maintained $7,461 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.
Savings and Profit Sharing Plan
The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company has the option to match 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company matched contributions of $6,780, $5,811 and $5,714 for the years ended December 31, 2022, 2021 and 2020, respectively.
Deferred Compensation Plan
The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers that have attained the age of 30 and have a minimum of 10 years of service to the Company and satisfy additional eligibility guidelines are eligible for annual contributions to the plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
equal to the fair market value of the assets in the employee’s deferred compensation account. For the years ended December 31, 2022, 2021 and 2020, the Company contributed $1,637, $1,540 and $1,616, respectively.
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

2023	$43,419
2024	$38,543
2025	$34,448
2026	$24,180
2027	$16,442
Thereafter	$49,590
Legal matters
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
(18)Distribution Restrictions
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of the senior credit facility. As of December 31, 2022 and 2021, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $4,187,593 and $3,921,979, respectively.
As of December 31, 2022, the senior credit facility allows Lamar Media to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of December 31, 2022, transfers to Lamar Advertising are permitted under the senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of December 31, 2022, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $2,938,073.
(19)Fair Value of Financial Instruments
At December 31, 2022 and 2021, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and initial recognition of asset retirement obligations

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,054,174, which is less than both the gross and carrying amount of $3,345,420 as of December 31, 2022. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).
(20)Information about Geographic Areas
Revenues from external customers attributable to foreign countries totaled $29,465, $24,354 and $22,819 for the years ended December 31, 2022, 2021 and 2020, respectively. Net carrying value of long-lived assets located in foreign countries totaled $11,763 and $11,318 as of December 31, 2022 and 2021, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.
(21) New Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. In January 2021, the FASB clarified the scope of this guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of December 31, 2022, the Company has modified the Accounts Receivable Securitization Program to provide for the replacement of LIBOR-based interest rates with Term SOFR based interest rates. The Term A loans established July 29, 2022 also bear interest using Term SOFR rates. This modification is not expected to have a material impact on the Company's consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides guidance on the recognition and measurement of contract assets and contract liabilities acquired in a business combination. At the acquisition date, the acquirer should account for the related revenue contracts as if the acquirer had originated the contracts. The guidance also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. This guidance is effective for public entities as of December 15, 2022. We do not anticipate the adoption of this guidance will have a material impact on the Company's consolidated financial statements.
(22) Subsequent Events
On February 23, 2023, the Company’s Board of Directors authorized the renewal to repurchase up to $250 million of the Company’s Class A common stock through September 30, 2024. The Board of Directors also authorized the renewal of Lamar Media’s ability to repurchase up to $250 million outstanding senior notes and other indebtedness outstanding through September 30, 2024.

SCHEDULE II
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2022
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,195	9,013	8,790	$11,418
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$19,433	—	14,998	$4,435
Year ended December 31, 2021
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$14,946	4,527	8,278	$11,195
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$20,997	—	1,564	$19,433
Year ended December 31, 2020
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$13,185	12,729	10,968	$14,946
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$22,902	—	1,905	$20,997

SCHEDULE III
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Schedule of Real Estate and Accumulated Depreciation
December 31, 2022, 2021 and 2020
(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
363,044 Displays	—	—	$3,745,006	$(2,440,956)	Various	Various	5 to 20 years
(1)No single asset exceeded 5% of the total gross carrying amount at December 31, 2022
(2)This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)Includes sites under construction
The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31, 2022	December 31, 2021	December 31, 2020
Gross real estate assets:
Balance at the beginning of the year	$3,439,618	$3,293,778	$3,333,590
Capital expenditures on new advertising displays(4)	85,972	45,427	21,598
Capital expenditures on improvements/redevelopments of existing advertising displays	23,850	21,287	13,021
Capital expenditures other recurring(5)	141,030	88,697	12,631
Land acquisitions(6)	31,061	17,151	8,980
Acquisition of advertising displays(7)	64,223	17,662	4,446
Assets sold or written-off	(39,149)	(44,466)	(100,906)
Foreign exchange	(1,599)	82	418
Balance at the end of the year	$3,745,006	$3,439,618	$3,293,778
Accumulated depreciation:
Balance at the beginning of the year	$2,287,590	$2,192,700	$2,166,579
Depreciation	185,820	126,805	111,049
Assets sold or written-off	(31,514)	(31,971)	(85,267)
Foreign exchange	(940)	56	339
Balance at the end of the year	$2,440,956	$2,287,590	$2,192,700
(4)Includes non-cash amounts of $2,367, $1,541 and $621  at December 31, 2022, 2021 and 2020, respectively
(5)Includes non-cash amounts of $103,019 and $48,848 at December 31, 2022 and 2021, respectively, related to the revision in cost estimate included in the calculation of asset retirement obligations
(6)Includes preliminary allocation of assets acquired during 2022 and 2021
(7)Includes non-cash amounts of $11,132 and $3,843 at December 31, 2022 and 2021, respectively

LAMAR MEDIA CORP.
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting	83
Report of Independent Registered Public Accounting Firm — Opinion on Internal Control Over Financial Reporting (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	84
Report of Independent Registered Public Accounting Firm — Opinion on the Consolidated Financial Statements (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	85
Consolidated Balance Sheets as of December 31, 2022 and 2021	87
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020	88
Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2022, 2021 and 2020	89
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	90
Notes to Consolidated Financial Statements	91
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020	102
Schedule III — Schedule of Real Estate and Accumulated Depreciation as of December 31, 2022, 2021 and 2020	103

Management’s Report on Internal Control Over Financial Reporting
The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Lamar Media Corp.’s management assessed the effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Media Corp.’s management has concluded that, as of December 31, 2022, Lamar Media Corp.’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Lamar Media Corp.:
Opinion on Internal Control Over Financial Reporting

We have audited Lamar Media Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 24, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Lamar Media Corp.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the accounting lease term for the portfolio of billboard land leases

As discussed in Note 1 to the consolidated financial statements, which refers to Note 7 to the consolidated financial statements of Lamar Advertising Company, a lessee determines the lease term at the commencement date by identifying the non-cancellable period of the lease and then adding any periods for which it is reasonably certain to exercise a renewal option (or not to exercise a termination option). The Company has approximately 72,500 billboard land leases for which they determined the lease term using a portfolio approach, in accordance with which the negotiated stated initial lease term for each billboard land lease was concluded to be the lease term under Accounting Standards Codification Topic 842, Leases (ASC 842).

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
Baton Rouge, Louisiana
February 24, 2023

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2022 and 2021
(In thousands, except share and per share data)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$52,119	$99,288
Receivables, net of allowance for doubtful accounts of $11,418 and $11,195 as of 2022 and 2021, respectively	285,039	269,917
Other current assets	26,894	18,902
Total current assets	364,052	388,107
Property, plant and equipment	4,109,146	3,782,288
Less accumulated depreciation and amortization	(2,609,447)	(2,445,014)
Net property, plant and equipment	1,499,699	1,337,274
Operating lease right of use assets	1,271,631	1,224,672
Financing lease right of use assets	14,037	16,890
Goodwill (note 3)	2,025,117	1,926,274
Intangible assets, net (note 3)	1,206,158	1,044,709
Other assets	77,778	93,105
Total assets	$6,458,472	$6,031,031
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$19,643	$16,429
Current maturities of long-term debt, net of deferred financing costs of $593 and $585 in 2022 and 2021, respectively (note 5)	249,785	174,778
Current operating lease liabilities	205,838	198,286
Current financing lease liabilities	1,331	1,331
Accrued expenses (note 4)	108,724	127,318
Deferred income	131,847	137,103
Total current liabilities	717,168	655,245
Long-term debt, net of deferred financing costs of $32,022 and $36,274 in 2022 and 2021, respectively (note 5)	3,063,020	2,838,817
Operating lease liabilities	1,035,655	995,356
Financing lease liabilities	15,945	17,277
Deferred income tax liabilities	9,651	6,416
Asset retirement obligation	390,442	269,367
Other liabilities	39,090	40,207
Total liabilities	5,270,971	4,822,685
Stockholder’s equity:
Common stock, $0.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2022 and 2021	—	—
Additional paid-in-capital	3,132,178	3,071,905
Accumulated comprehensive (loss) income	(659)	855
Accumulated deficit	(1,944,018)	(1,864,414)
Stockholder’s equity	1,187,501	1,208,346
Total liabilities and stockholder’s equity	$6,458,472	$6,031,031
See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Statements of Income
Net revenues	$2,032,140	$1,787,401	$1,568,856
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	667,288	576,507	557,661
General and administrative expenses (exclusive of depreciation and amortization)	350,623	326,636	287,874
Corporate expenses (exclusive of depreciation and amortization)	101,998	93,074	70,457
Depreciation and amortization	349,449	271,294	251,296
Gain on disposition of assets	(15,721)	(2,115)	(9,026)
	1,453,637	1,265,396	1,158,262
Operating income	578,503	522,005	410,594
Other expense (income):
Loss on extinguishment of debt	—	21,604	25,235
Interest income	(1,293)	(763)	(797)
Interest expense	127,510	106,384	137,623
Equity in earnings of investee	(4,315)	(3,384)	—
	121,902	123,841	162,061
Income before income tax expense	456,601	398,164	248,533
Income tax expense	17,452	9,256	4,660
Net income	$439,149	$388,908	$243,873
Statements of Comprehensive Income
Net income	$439,149	$388,908	$243,873
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1,514)	(79)	249
Comprehensive income	$437,635	$388,829	$244,122
See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2022, 2021 and 2020
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2019	$—	2,992,729	685	(1,823,883)	1,169,531
Contribution from parent	—	41,628	—	—	41,628
Foreign currency translations	—	—	249	—	249
Net income	—	—	—	243,873	243,873
Dividend to parent	—	—	—	(262,437)	(262,437)
Balance, December 31, 2020	$—	3,034,357	934	(1,842,447)	1,192,844
Contribution from parent	—	37,548	—	—	37,548
Foreign currency translations	—	—	(79)	—	(79)
Net income	—	—	—	388,908	388,908
Dividend to parent	—	—	—	(410,875)	(410,875)
Balance, December 31, 2021	$—	3,071,905	855	(1,864,414)	1,208,346
Contribution from parent	—	60,273	—	—	60,273
Foreign currency translations	—	—	(1,514)	—	(1,514)
Net income	—	—	—	439,149	439,149
Dividend to parent	—	—	—	(518,753)	(518,753)
Balance, December 31, 2022	$—	3,132,178	(659)	(1,944,018)	1,187,501
See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$439,149	$388,908	$243,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	349,449	271,294	251,296
Non-cash compensation	23,136	37,368	18,772
Amortization included in interest expense	6,158	5,877	5,909
Gain on disposition of assets and investments	(15,721)	(2,115)	(9,026)
Loss on extinguishment of debt	—	21,604	25,235
Equity in earnings of investee	(4,315)	(3,384)	—
Deferred income tax expense (benefit)	3,212	1,574	(797)
Provision for doubtful accounts	9,013	4,527	12,729
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(22,511)	(24,684)	1,287
Prepaid expenses	(906)	(5,493)	591
Other assets	2,711	5,030	7,629
Increase (decrease) in:
Trade accounts payable	1,176	1,308	841
Accrued expenses	(10,773)	9,553	10,052
Operating lease liabilities	7,198	3,819	24,549
Other liabilities	(47,110)	360	(53,911)
Cash flows provided by operating activities	739,866	715,546	539,029
Cash flows from investing activities:
Capital expenditures	(167,078)	(126,090)	(62,272)
Acquisitions	(479,766)	(312,257)	(45,584)
Payment for investments in equity securities	—	(30,000)	—
Decrease in notes receivable	12,124	107	—
Proceeds from disposition of assets and investments	15,649	6,480	10,968
Cash flows used in investing activities	(619,071)	(461,760)	(96,888)
Cash flows from financing activities:
Proceeds received from revolving credit facility	445,000	200,000	725,000
Payments on revolving credit facility	(575,000)	(25,000)	(875,000)
Principal payments on long-term debt	(365)	(378)	(9,112)
Borrowings on long term debt	—	—	8,750
Principal payments on financing leases	(1,331)	(1,331)	—
Proceeds received from senior credit facility term loans	350,000	—	598,500
Proceeds received from accounts receivable securitization program	265,000	180,000	122,500
Payments on accounts receivable securitization program	(190,000)	(127,500)	(175,000)
Debt issuance costs	(1,583)	(8,823)	(32,950)
Proceeds received from note offering	—	550,000	1,549,250
Redemption of senior notes and senior subordinated notes	—	(668,688)	(1,058,596)
Payment on senior credit facility term loans	—	—	(978,097)
Distributions to non-controlling interest	(814)	(601)	(1,509)
Dividends to parent	(518,753)	(410,875)	(262,437)
Contributions from parent	60,273	37,548	41,628
Cash flows used in financing activities	(167,573)	(275,648)	(347,073)
Effect of exchange rate changes in cash and cash equivalents	(391)	81	313
Net (decrease) increase in cash and cash equivalents	(47,169)	(21,781)	95,381
Cash and cash equivalents at beginning of period	99,288	121,069	25,688
Cash and cash equivalents at end of period	$52,119	$99,288	$121,069
Supplemental disclosures of cash flow information:
Cash paid for interest	$120,000	$112,080	$130,864
Cash paid for state and federal income taxes	$16,325	$8,388	$4,033
See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1)Description of the Business and Significant Accounting Policies
(a)Nature of Business
Lamar Media Corp. (“Lamar Media”) is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media is engaged in the outdoor advertising business operating approximately 160,200 outdoor advertising displays in 45 states and Canada. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.
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
On July 1, 2022, Lamar Media entered into the Amended and Restated Limited Partnership Agreement (the "Partnership Agreement") of Lamar Advertising Limited Partnership (the "OP") as the initial limited partner, along with its wholly owned subsidiary, Lamar Advertising General Partner, LLC, as the general partner of the OP (the "General Partner"). Lamar Media formed the OP and contributed all of its assets to the OP in connection with the Company's reorganization (the "Reorganization") as a specific type of REIT known as an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). The Company completed the Reorganization to facilitate tax-deferred contributions of properties to the OP in exchange for limited partnership interests in the OP. The Reorganization did not have a material impact on our consolidated financial statements.
Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 3, 5, 7, 10, 11, 12, 13, 14, 15, 16, 17, 18, 19, 20, 21 and 22 and portions of note 1 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this filing are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.
(b)Principles of Consolidation
The accompanying consolidated financial statements include Lamar Media, its subsidiary, Lamar Advertising Limited Partnership, and Lamar Advertising Limited Partnerships' wholly owned subsidiaries, The Lamar Company, L.L.C., Lamar Central Outdoor, LLC, Lamar TRS Holdings, LLC, Lamar Advertising Southwest, Inc., Interstate Logos, L.L.C., Lamar Obie Company, LLC, Lamar Canadian Outdoor Company, Lamar Advertising of Puerto Rico, Inc., Lamar QRS Receivables, LLC, Fairway Media Group, LCC, Ashby Street Outdoor Holdings, LLC and their majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
(2)Non-cash Financing Activities
During the year ended December 31, 2020, the Company had non-cash financing activities related to financing lease liabilities of $19,891. There were no significant non-cash financing activities during the years ended December 31, 2022 and 2021.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(3)Goodwill and Other Intangible Assets
The following is a summary of intangible assets at December 31, 2022 and 2021:

	Estimated Life (Years)	2022		2021
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7—10	$720,051	$614,840	$676,846	$587,056
Non-competition agreement	3—15	71,599	65,647	69,276	64,942
Site locations	15	2,864,854	1,781,164	2,619,531	1,680,333
Other	2—15	51,619	40,314	50,716	39,329
		$3,708,123	$2,501,965	$3,416,369	$2,371,660
Unamortizable Intangible Assets:
Goodwill		$2,277,784	$252,667	$2,178,941	$252,667
The changes in the gross carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows:

Balance as of December 31, 2020	$2,154,844
Goodwill acquired during the year	24,089
Purchase price adjustments and other	8
Balance as of December 31, 2021	2,178,941
Goodwill acquired during the year	99,003
Purchase price adjustments and other	(160)
Balance as of December 31, 2022	$2,277,784
(4)Accrued Expenses
The following is a summary of accrued expenses at December 31, 2022 and 2021:

	2022	2021
Payroll	$24,601	$36,531
Interest	23,360	22,009
Accrued variable lease and contract expense	28,117	21,487
Non-cash compensation	12,216	30,450
Other	20,430	16,841
	$108,724	$127,318

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(5)Long-term Debt
Long-term debt consists of the following at December 31, 2022 and 2021:

	December 31, 2022
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$993,970	$8,171	$985,799
Accounts Receivable Securitization Program	250,000	593	249,407
3 3/4% Senior Notes	600,000	6,000	594,000
3 5/8% Senior Notes	550,000	6,982	543,018
4% Senior Notes	549,437	6,459	542,978
4 7/8% Senior Notes	400,000	4,410	395,590
Other notes with various rates and terms	2,013	—	2,013
	3,345,420	32,615	3,312,805
Less current maturities	(250,378)	(593)	(249,785)
Long-term debt, excluding current maturities	$3,095,042	$32,022	$3,063,020

	December 31, 2021
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$773,717	$9,306	$764,411
Accounts Receivable Securitization Program	175,000	585	174,415
3 3/4% Senior Notes	600,000	7,036	592,964
3 5/8% Senior Notes	550,000	7,711	542,289
4% Senior Notes	549,359	7,208	542,151
4 7/8% Senior Notes	400,000	5,013	394,987
Other notes with various rates and terms	2,378	—	2,378
	3,050,454	36,859	3,013,595
Less current maturities	(175,363)	(585)	(174,778)
Long-term debt, excluding current maturities	$2,875,091	$36,274	$2,838,817
Long-term debt contractual maturities are as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2023	$378	$—	$378
2024	$400	$—	$400
2025	$645,420	$3,995	$641,425
2026	$442	$—	$442
2027	$599,316	$4,769	$594,547
Later years	$2,099,464	$23,851	$2,075,613

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(6)Related Party Transactions
Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.
As of December 31, 2022 and 2021, there was a payable to Lamar Advertising Company, its parent, in the amount of $1,871 and $3,018, respectively.
Effective December 31, 2022 and 2021, Lamar Advertising Company contributed $60,273 and $37,548, respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.
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
Condensed Consolidating Balance Sheet as of December 31, 2022

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
ASSETS
Total current assets	$39,829	$36,667	$287,556	$—	$364,052
Net property, plant and equipment	—	1,483,395	16,304	—	1,499,699
Operating lease right of use assets	—	1,252,414	19,217	—	1,271,631
Intangibles and goodwill, net	—	3,214,284	16,991	—	3,231,275
Other assets	4,514,221	325,052	250,056	(4,997,514)	91,815
Total assets	$4,554,050	$6,311,812	$590,124	$(4,997,514)	$6,458,472
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$378	$249,407	$—	$249,785
Current operating lease liabilities	—	198,320	7,518	—	205,838
Other current liabilities	23,360	222,871	15,314	—	261,545
Total current liabilities	23,360	421,569	272,239	—	717,168
Long-term debt	3,061,385	1,635	—	—	3,063,020
Operating lease liabilities	—	1,025,385	10,270	—	1,035,655
Other noncurrent liabilities	281,804	418,163	301,957	(546,796)	455,128
Total liabilities	3,366,549	1,866,752	584,466	(546,796)	5,270,971
Stockholder's equity	1,187,501	4,445,060	5,658	(4,450,718)	1,187,501
Total liabilities and stockholder's equity	$4,554,050	$6,311,812	$590,124	$(4,997,514)	$6,458,472

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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Year Ended December 31, 2022

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income
Net revenues	$—	$1,992,900	$41,789	$(2,549)	$2,032,140
Operating expenses (income)
Direct advertising expenses(1)	—	639,948	29,889	(2,549)	667,288
General and administrative expenses(1)	—	343,188	7,435	—	350,623
Corporate expenses(1)	—	99,392	2,606	—	101,998
Depreciation and amortization	—	345,857	3,592	—	349,449
Gain on disposition of assets	—	(3,235)	(12,486)	—	(15,721)
	—	1,425,150	31,036	(2,549)	1,453,637
Operating income	—	567,750	10,753	—	578,503
Loss on debt extinguishment	—	—	—	—	—
Equity in (earnings) loss of subsidiaries	(561,545)	—	—	561,545	—
Interest expense (income), net	122,396	(531)	4,352	—	126,217
Equity in earnings of investee	—	(4,315)	—	—	(4,315)
Income (loss) before income tax expense	439,149	572,596	6,401	(561,545)	456,601
Income tax expense(2)	—	10,970	6,482	—	17,452
Net income (loss)	$439,149	$561,626	$(81)	$(561,545)	$439,149
Statement of Comprehensive Income
Net income (loss)	$439,149	$561,626	$(81)	$(561,545)	$439,149
Total other comprehensive loss, net of tax	—	—	(1,514)	—	(1,514)
Total comprehensive income (loss)	$439,149	$561,626	$(1,595)	$(561,545)	$437,635
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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2022

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$586,773	$875,208	$(20,112)	$(702,003)	$739,866
Cash flows from investing activities:
Capital expenditures	—	(162,515)	(4,563)	—	(167,078)
Acquisitions	—	(479,766)	—	—	(479,766)
Proceeds from disposition of assets and investments	—	3,358	12,291	—	15,649
Investment in subsidiaries	(479,766)	—	—	479,766	—
Decrease (increase) in intercompany notes receivable	81,526	—	—	(81,526)	—
Decrease in notes receivable	—	58	12,066	—	12,124
Net cash (used in) provided by investing activities	(398,240)	(638,865)	19,794	398,240	(619,071)
Cash flows from financing activities:
Proceeds received from revolving credit facility	445,000	—	—	—	445,000
Payment on revolving credit facility	(575,000)	—	—	—	(575,000)
Principal payments on long-term debt	—	(365)	—	—	(365)
Principal payments on financing leases	—	(1,331)	—	—	(1,331)
Proceeds received from senior credit facility term loans	350,000	—	—	—	350,000
Payment on accounts receivable securitization program	—	—	(190,000)	—	(190,000)
Proceeds received from accounts receivable securitization program	—	—	265,000	—	265,000
Debt issuance costs	(1,347)	—	(236)	—	(1,583)
Intercompany loan (payments) proceeds	—	(14,619)	(66,907)	81,526	—
Distributions to non-controlling interest	—	—	(814)	—	(814)
Dividends (to) from parent	(518,753)	(702,003)	—	702,003	(518,753)
Contributions from (to) parent	60,273	479,766	—	(479,766)	60,273
Net cash (used in) provided by financing activities	(239,827)	(238,552)	7,043	303,763	(167,573)
Effect of exchange rate changes in cash and cash equivalents	—	—	(391)	—	(391)
Net (decrease) increase in cash and cash equivalents	(51,294)	(2,209)	6,334	—	(47,169)
Cash and cash equivalents at beginning of period	91,023	3,494	4,771	—	99,288
Cash and cash equivalents at end of period	$39,729	$1,285	$11,105	$—	$52,119

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$596,116	$849,072	$(21,301)	$(708,341)	$715,546
Cash flows from investing activities:
Capital expenditures	—	(119,728)	(6,362)	—	(126,090)
Acquisitions	—	(312,257)	—	—	(312,257)
Payment for investments in equity securities	—	(30,000)			(30,000)
Proceeds from disposition of assets and investments	—	6,480	—	—	6,480
Investment in subsidiaries	(342,257)	—	—	342,257	—
Decrease (increase) in intercompany notes receivable	51,976	—	—	(51,976)	—
Decrease in notes receivable	—	107	—	—	107
Net cash (used in) provided by investing activities	(290,281)	(455,398)	(6,362)	290,281	(461,760)
Cash flows from financing activities:
Proceeds received from revolving credit facility	200,000	—	—	—	200,000
Payment on revolving credit facility	(25,000)	—	—	—	(25,000)
Principal payments on long-term debt	—	(378)	—	—	(378)
Principal payments on financing leases	—	(1,331)	—	—	(1,331)
Proceeds received from note offering	550,000	—	—	—	550,000
Redemption of senior notes and senior subordinated notes	(668,688)	—	—	—	(668,688)
Proceeds received from accounts receivable securitization program	—	—	180,000	—	180,000
Payment on accounts receivable securitization program	—	—	(127,500)	—	(127,500)
Debt issuance costs	(8,385)	—	(438)	—	(8,823)
Intercompany loan (payments) proceeds	—	(24,119)	(27,857)	51,976	—
Distributions to non-controlling interest	—	—	(601)	—	(601)
Dividends (to) from parent	(410,875)	(708,341)	—	708,341	(410,875)
Contributions from (to) parent	37,548	342,257	—	(342,257)	37,548
Net cash (used in) provided by financing activities	(325,400)	(391,912)	23,604	418,060	(275,648)
Effect of exchange rate changes in cash and cash equivalents	—	—	81	—	81
Net (decrease) increase in cash and cash equivalents	(19,565)	1,762	(3,978)	—	(21,781)
Cash and cash equivalents at beginning of period	110,588	1,732	8,749	—	121,069
Cash and cash equivalents at end of period	$91,023	$3,494	$4,771	$—	$99,288

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2020

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$495,872	$668,673	$(5,639)	$(619,877)	$539,029
Cash flows from investing activities:
Acquisitions	577	(46,161)	—	—	(45,584)
Capital expenditures	—	(56,772)	(5,500)	—	(62,272)
Proceeds from disposition of assets and investments	—	10,968	—	—	10,968
Investment in subsidiaries	(46,161)	—	—	46,161	—
(Increase) decrease in intercompany notes receivable	(60,183)	—	—	60,183	—
Net cash (used in) provided by investing activities	(105,767)	(91,965)	(5,500)	106,344	(96,888)
Cash flows from financing activities:
Proceeds received from revolving credit facility	725,000	—	—	—	725,000
Payment on revolving credit facility	(875,000)	—	—	—	(875,000)
Principal payments on long-term debt	—	(9,112)	—	—	(9,112)
Borrowings on long-term debt		8,750			8,750
Proceeds received from senior credit facility term loans	598,500	—	—	—	598,500
Payments on senior credit facility term loans	(978,097)	—	—	—	(978,097)
Proceeds received from accounts receivable securitization program	—	—	122,500	—	122,500
Payment on accounts receivable securitization program	—	—	(175,000)	—	(175,000)
Debt issuance costs	(32,950)	—	—	—	(32,950)
Proceeds received from note offering	1,549,250	—	—	—	1,549,250
Redemption of senior notes and senior subordinated notes	(1,058,596)	—	—	—	(1,058,596)
Intercompany loan (payments) proceeds	—	(9,176)	69,359	(60,183)	—
Distributions to non-controlling interest	—	—	(1,509)	—	(1,509)
Contributions from (to) parent	41,628	46,161	—	(46,161)	41,628
Dividends (to) from parent	(262,437)	(619,877)	—	619,877	(262,437)
Net cash (used in) provided by financing activities	(292,702)	(583,254)	15,350	513,533	(347,073)
Effect of exchange rate changes in cash and cash equivalents	—	—	313	—	313
Net increase (decrease) in cash and cash equivalents	97,403	(6,546)	4,524	—	95,381
Cash and cash equivalents at beginning of period	13,185	8,278	4,225	—	25,688
Cash and cash equivalents at end of period	$110,588	$1,732	$8,749	$—	$121,069

SCHEDULE II
LAMAR MEDIA CORP.
AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2022
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,195	9,013	8,790	$11,418
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$19,433	—	14,998	$4,435
Year ended December 31, 2021
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$14,946	4,527	8,278	$11,195
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$20,997	—	1,564	$19,433
Year ended December 31, 2020
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$13,185	12,729	10,968	$14,946
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$22,902	—	1,905	$20,997

SCHEDULE III
LAMAR MEDIA CORP.
AND SUBSIDIARIES
Schedule of Real Estate and Accumulated Depreciation
December 31, 2022, 2021 and 2020
(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
363,044 Displays	—	—	$3,745,006	$(2,440,956)	Various	Various	5 to 20 years
(1)No single asset exceeded 5% of the total gross carrying amount at December 31, 2022
(2)This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)Includes sites under construction
The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31, 2022	December 31, 2021	December 31, 2020
Gross real estate assets:
Balance at the beginning of the year	$3,439,618	$3,293,778	$3,333,590
Capital expenditures on new advertising displays(4)	85,972	45,427	21,598
Capital expenditures on improvements/redevelopments of existing advertising displays	23,850	21,287	13,021
Capital expenditures other recurring(5)	141,030	88,697	12,631
Land acquisitions(6)	31,061	17,151	8,980
Acquisition of advertising displays(7)	64,223	17,662	4,446
Assets sold or written-off	(39,149)	(44,466)	(100,906)
Foreign exchange	(1,599)	82	418
Balance at the end of the year	$3,745,006	$3,439,618	$3,293,778
Accumulated depreciation:
Balance at the beginning of the year	$2,287,590	$2,192,700	$2,166,579
Depreciation	185,820	126,805	111,049
Assets sold or written-off	(31,514)	(31,971)	(85,267)
Foreign exchange	(940)	56	339
Balance at the end of the year	$2,440,956	$2,287,590	$2,192,700
(4)Includes non-cash amounts of $2,367, $1,541 and $621 at December 31, 2022, 2021 and 2020, respectively
(5)Includes non-cash amounts of $103,019 and $48,848 at December 31, 2022 and 2021, respectively, related to the revision in cost estimate included in the calculation of asset retirement obligations
(6)Includes preliminary allocation of assets acquired during 2022 and 2021
(7)Includes non-cash amounts of $11,132 and $3,843 and at December 31, 2022 and 2021, respectively

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Lamar Advertising Company
None.
Lamar Media Corp.
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2022, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.
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
Lamar Media Corp.
Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 83 of this combined Annual Report and is incorporated herein by reference.
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

ITEM 9B.    OTHER INFORMATION
Lamar Advertising Company
None.
Lamar Media Corp.
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Lamar Advertising Company
Not applicable.
Lamar Media Corp.
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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

4(e)(4)	Supplemental Indenture to the Indenture dated as of January 26, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028.	Previously filed as Exhibit 4.2 to Lamar Advertising’s Quarterly Report for the period ended March 31, 2022 filed on May 5, 2022 and incorporated herein by reference.

4(e)(5)	Supplemental Indenture to the Indenture dated as of June 3, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028.	Previously filed as Exhibit 4.2 to Lamar Advertising’s Quarterly Report for the period ended June 30, 2022 filed on August 3, 2022 and incorporated herein by reference.

4(f)(1)	Indenture, dated as of February 6, 2020, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 4% Senior Notes due 2030.	Previously filed as Exhibit 4.2 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

4(f)(2)	Form of 4% Senior Notes due 2030.
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

4(f)(4)	Supplemental Indenture to the Indenture dated as of January 26, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030.	Previously filed as Exhibit 4.3 to Lamar Advertising’s Quarterly Report for the period ended March 31, 2022 filed on May 5, 2022 and incorporated herein by reference.

4(f)(5)	Supplemental Indenture to the Indenture dated as of June 3, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030.	Previously filed as Exhibit 4.3 to Lamar Advertising’s Quarterly Report for the period ended June 30, 2022 filed on August 3, 2022 and incorporated herein by reference.

4(g)(1)	Indenture, dated as of May 13, 2020, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 4 7/8% Senior Notes due 2029.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2020 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(g)(2)	Form of 4 7/8% Senior Notes due 2029.	Previously filed with the Indenture dated May 13, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2020 and incorporated herein by reference.

4(g)(3)	Form of 4 7/8% Senior Exchange Notes due 2029.	Previously filed with the Indenture dated May 13, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2020 and incorporated herein by reference.

4(g)(4)	Supplemental Indenture to the Indenture dated as of January 26, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029.	Previously filed as Exhibit 4.4 to Lamar Advertising’s Quarterly Report for the period ended March 31, 2022 filed on May 5, 2022 and incorporated herein by reference.

4(g)(5)	Supplemental Indenture to the Indenture dated as of June 3, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029.

Previously filed as Exhibit 4.4 to Lamar Advertising’s Quarterly Report for the period ended June 30, 2022 filed on August 3, 2022 and incorporated herein by reference.

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

4(h)(4)	Supplemental Indenture to the Indenture dated as of January 26, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625%% Senior Notes due 2031.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Quarterly Report for the period ended March 31, 2022 filed on May 5, 2022 and incorporated herein by reference.

4(h)(5)	Supplemental Indenture to the Indenture dated as of June 3, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625%% Senior Notes due 2031.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Quarterly Report for the period ended June 30, 2022 filed on August 3, 2022 and incorporated herein by reference.

4(i)	Agreement of Resignation, Appointment and Acceptance, dated as of June 14, 2021, by and among Lamar Media, as issuer, U.S. Bank National Association, as successor trustee, and The Bank of New York Mellon Trust Company, N.A., as resigning trustee.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on June 21, 2021 and incorporated herein by reference.

10(a)(1)*	Lamar Advertising Company 1996 Equity Incentive Plan, as amended and restated by the Board of Directors on December 12, 2019.
Previously filed as Exhibit 10(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-36756) filed on February 20, 2020 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(a)(2)*	Form of Stock Option Agreement under the 1996 Equity Incentive Plan, as amended and restated.
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

10(e)(13)	Sixth Amendment to the Receivables Financing Agreement, dated as of June 24, 2022, among Lamar Media, as Initial Servicer, the SPEs, as Borrowers, and PNC Bank, National Association, as Administrative Agent and a Lender. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on June 30, 2022 and incorporated herein by reference.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on June 30, 2022 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(f)(1)	Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 3, 2010, and incorporated herein by reference.

10(f)(2)	Amendment No. 1, dated as of June 11, 2010, to the Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.
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

10(f)(6)	Second Restatement Agreement, dated as of February 3, 2014, by and among Lamar Media, the Company, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (including the Second Amended and Restated Credit Agreement as Exhibit A thereto).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 7, 2014 and incorporated herein by reference.

10(f)(7)	Amendment No. 1, dated as of April 18, 2014, to the Second Amended and Restated Credit Agreement, dated as of February 3, 2014, by and among Lamar Media, the Company, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 22, 2014 and incorporated herein by reference.

10(f)(8)	Incremental Amendment No. 1 dated January 7, 2016 to the Second Amended and Restated Credit Agreement, dated as of February 3, 2014, as amended by and among Lamar Media, the Company, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on January 13, 2016 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(f)(9)	Amendment No. 2, dated as of March 4, 2016, to the Second Amended and Restated Credit Agreement, dated as of February 3, 2014, as amended by and among Lamar Media, the Company, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders party thereto.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on March 8, 2016 and incorporated herein by reference.

10(f)(10)	Third Restatement Agreement, dated as of May 15, 2017, by and among Lamar Media, the Company, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (including the Third Amended and Restated Credit Agreement as Exhibit A thereto).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2017 and incorporated herein by reference.

10(f)(11)	Amendment No. 1 dated as of March 16, 2018 to the Third Restatement Agreement, by and among Lamar Media, the Company, the subsidiary guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (including the Third Amended and Restated Credit Agreement, as amended for Amendment No. 1, as Exhibit A thereto).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on March 21, 2018 and incorporated herein by reference.

10(f)(12)	Amendment No. 2 dated as of December 6, 2018 to the Third Restatement Agreement, by and among Lamar Media, the Company, the subsidiary guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (including the Third Amended and Restated Credit Agreement, as amended for Amendment No. 2, as Exhibit A thereto).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 12, 2018 and incorporated herein by reference.

10(f)(13)	Incremental Amendment No. 1, dated January 17, 2019, by and among Lamar Media, Lamar Advertising, the subsidiary guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 10.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on January 22, 2019 and incorporated herein by reference.

10(f)(14)	Joinder Agreement, dated as of July 19, 2010, to the Credit Agreement dated as of April 28, 2010 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Arizona Logos, L.L.C.
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

10(f)(29)	Fourth Amended and Restated Credit Agreement, dated as of February 6, 2020, by and among Lamar Media, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10(f)(30)	Joinder Agreement, dated as of March 17, 2022, to the Fourth Amended and Restated Credit Agreement dated as of dated as of February 6, 2020 (as amended by that certain Amendment No. 1, dated as of July 2, 2021, and as further amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Sky High Murals-Colossal Media, Inc.	Previously filed as Exhibit 10.1 to Lamar Advertising’s Quarterly Report for the period ended March 31, 2022 filed on May 5, 2022 and incorporated herein by reference.

10(f)(31)	Joinder Agreement, dated as of June 7, 2022, to the Fourth Amended and Restated Credit Agreement dated as of dated as of February 6, 2020 (as amended by that certain Amendment No. 1, dated as of July 2, 2021, and as further amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Advertising Limited Partnership, Lamar Advertising General Partner, and Sky High Murals-Colossal Media, LLC.	Previously filed as Exhibit 10.1 to Lamar Advertising’s Quarterly Report for the period ended June 30, 2022 filed on August 3, 2022 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(f)(32)	Amendment No. 2, dated as of July 29, 2022 to the Fourth Amended and Restated Credit Agreement dated February 6, 2020, by and among Lamar Media, as Borrower, the Company, Lamar Media’s subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and certain lenders from time to time party thereto.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on August 3, 2022 and incorporated herein by reference.

10(g)(1)	Amended and Restated Limited Partnership Agreement Lamar Advertising Limited Partnership, dated July 1, 2022.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on July 7, 2022 and incorporated herein by reference.

10(g)(2)*	Form of LTIP Unit Award Agreement.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on July 7, 2022 and incorporated herein by reference.

10(l)*	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company, dated as of November 18, 2014.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

14(a)	Lamar Advertising Company Code of Business Conduct and Ethics.	Filed herewith.

21(a)	Subsidiaries of the Company.	Filed herewith.

22(a)	Subsidiary guarantors of Lamar Media.	Filed herewith.

23(a)	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

31(b)	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101
The following materials from the combined Annual Report of the Company and Lamar Media Corp. on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021 of the Company and Lamar Media, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020 of the Company and Lamar Media, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020 of the Company and Lamar Media, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 of the Company and Lamar Media, and (v) Notes to Consolidated Financial Statements of the Company and Lamar Media.

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

LAMAR ADVERTISING COMPANY

February 24, 2023	By:	/s/ Sean E. Reilly
Sean E. Reilly
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Reilly	President and Chief Executive Officer (Principal Executive Officer)	2/24/23
Sean E. Reilly

/s/ Jay L. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	2/24/23
Jay L. Johnson

/s/ Kevin P. Reilly, Jr.	Executive Chairman and Director	2/24/23
Kevin P. Reilly, Jr.

/s/ Wendell S. Reilly	Director	2/24/23
Wendell S. Reilly

/s/ Stephen P. Mumblow	Director	2/24/23
Stephen P. Mumblow

/s/ Marshall A. Loeb	Director	2/24/23
Marshall A. Loeb

/s/ Thomas Reifenheiser	Director	2/24/23
Thomas Reifenheiser

/s/ Anna Reilly	Director	2/24/23
Anna Reilly

/s/ John E. Koerner, III	Director	2/24/23
John E. Koerner, III

/s/ Elizabeth Thompson	Director	2/24/23
Elizabeth Thompson

/s/ Nancy Fletcher	Director	2/24/23
Nancy Fletcher

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

February 24, 2023	By:	/s/ Sean E. Reilly
Sean E. Reilly
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	Executive Chairman and Director	2/24/23
Kevin P. Reilly, Jr.

/s/ Sean E. Reilly	President and Chief Executive Officer (Principal Executive Officer)	2/24/23
Sean E. Reilly

/s/ Jay L. Johnson	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	2/24/23
Jay L. Johnson

/s/ Lee Kantrow, Jr.	Executive Vice President of Mergers and Acquisitions and Director	2/24/23
Lee Kantrow, Jr.