Form 10-Q
period 2023-03-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2023-05-04
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of April 28, 2023: 87,487,301
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of April 28, 2023: 14,420,085
The number of shares of Lamar Media Corp. common stock outstanding as of April 28, 2023: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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
For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2022 of the Company and Lamar Media (the “2022 Combined Form 10-K”), filed on February 24, 2023, and as such risk factors may be further updated or supplemented, from time to time, in our future combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,522	$52,619
Receivables, net of allowance for doubtful accounts of $10,661 and $11,418 in 2023 and 2022, respectively	259,443	285,039
Other current assets	45,475	26,894
Total current assets	338,440	364,552
Property, plant and equipment	4,144,289	4,109,146
Less accumulated depreciation and amortization	(2,634,370)	(2,609,447)
Net property, plant and equipment	1,509,919	1,499,699
Operating lease right of use assets	1,279,602	1,271,631
Financing lease right of use assets	13,324	14,037
Goodwill	2,035,272	2,035,269
Intangible assets, net	1,181,407	1,206,625
Other assets	83,821	83,401
Total assets	$6,441,785	$6,475,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$16,894	$19,643
Current maturities of long-term debt, net of deferred financing costs of $559 and $593 in 2023 and 2022, respectively	234,624	249,785
Current operating lease liabilities	177,830	205,838
Current financing lease liabilities	1,331	1,331
Accrued expenses	82,722	117,593
Deferred income	146,579	131,847
Total current liabilities	659,980	726,037
Long-term debt, net of deferred financing costs of $30,522 and $32,022 in 2023 and 2022, respectively	3,134,505	3,063,020
Operating lease liabilities	1,030,959	1,035,655
Financing lease liabilities	15,613	15,945
Deferred income tax liabilities	8,498	9,651
Asset retirement obligation	391,206	390,442
Other liabilities	40,337	39,090
Total liabilities	5,281,098	5,279,840
Stockholders’ equity:
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2023 and 2022	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized; 88,327,805 and 88,110,928 shares issued at 2023 and 2022, respectively; 87,487,301 and 87,327,232 outstanding at 2023 and 2022, respectively	88	88
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2023 and 2022	14	14
Additional paid-in capital	2,084,102	2,061,671
Accumulated comprehensive loss	(661)	(659)
Accumulated deficit	(855,892)	(804,382)
Cost of shares held in treasury, 840,504 and 783,696 shares at 2023 and 2022, respectively	(67,304)	(61,358)
Non-controlling interest	340	—
Stockholders’ equity	1,160,687	1,195,374
Total liabilities and stockholders’ equity	$6,441,785	$6,475,214
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Statements of Income
Net revenues	$471,332	$451,388
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	168,432	157,772
General and administrative expenses (exclusive of depreciation and amortization)	85,135	83,084
Corporate expenses (exclusive of depreciation and amortization)	28,527	22,012
Depreciation and amortization	73,125	68,627
Gain on disposition of assets	(2,688)	(563)
	352,531	330,932
Operating income	118,801	120,456
Other expense (income)
Interest income	(461)	(215)
Interest expense	41,444	26,786
Equity in earnings of investee	(178)	(746)
	40,805	25,825
Income before income tax expense	77,996	94,631
Income tax expense	1,798	2,480
Net income	76,198	92,151
Earnings attributable to non-controlling interest	157	—
Net income attributable to controlling interest	76,041	92,151
Cash dividends declared and paid on preferred stock	91	91
Net income applicable to common stock	$75,950	$92,060
Earnings per share:
Basic earnings per share	$0.75	$0.91
Diluted earnings per share	$0.74	$0.91
Cash dividends declared per share of common stock	$1.25	$1.10
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	101,792,317	101,339,558
Weighted average common shares outstanding diluted	101,963,563	101,540,213
Statements of Comprehensive Income
Net income	$76,198	$92,151
Other comprehensive (loss) income
Foreign currency translation adjustments	(2)	314
Comprehensive income	76,196	92,465
Earnings attributable to non-controlling interest	(157)	—
Comprehensive income attributable to controlling interest	$76,039	$92,465
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2022	$—	$88	$14	$(61,358)	$2,061,671	$(659)	$(804,382)	—	$1,195,374
Non-cash compensation	—	—	—	—	3,305	—	—	—	3,305
Issuance of 161,050 shares of common stock through stock awards	—	—	—	—	15,934	—	—	—	15,934
Exercise of 10,595 shares of stock options	—	—	—	—	678	—	—	—	678
Issuance of 45,232 shares of common stock through employee purchase plan	—	—	—	—	3,530	—	—	—	3,530
Purchase of 56,808 shares of treasury stock	—	—	—	(5,946)	—	—	—	—	(5,946)
Foreign currency translation	—	—	—	—	—	(2)	—	—	(2)
Net income	—	—	—	—	—	—	76,041	157	76,198
Reallocation of capital	—	—	—	—	(1,016)	—	—	397	(619)
Dividends ($1.25 per common share) and other distributions	—	—	—	—	—	—	(127,460)	(214)	(127,674)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2023	$—	$88	$14	$(67,304)	$2,084,102	$(661)	$(855,892)	$340	$1,160,687

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2021	$—	$88	$14	$(50,852)	$2,001,399	$855	$(734,415)	—	$1,217,089
Non-cash compensation	—	—	—	—	1,405	—	—	—	1,405
Issuance of 241,750 shares of common stock through stock awards	—	—	—	—	30,145	—	—	—	30,145
Exercise of 26,190 shares of stock options	—	—	—	—	1,307	—	—	—	1,307
Issuance of 36,347 shares of common stock through employee purchase plan	—	—	—	—	3,589	—	—	—	3,589
Purchase of 95,091 shares of treasury stock	—	—		(10,446)	—	—	—	—	(10,446)
Foreign currency translation	—	—	—	—	—	314	—	—	314
Net income	—	—	—	—	—	—	92,151	—	92,151
Dividends/distributions to common shareholders ($1.10 per common share)	—	—	—	—	—	—	(111,602)	—	(111,602)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2022	$—	$88	$14	$(61,298)	$2,037,845	$1,169	$(753,957)	$—	$1,223,861
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$76,198	$92,151
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	73,125	68,627
Stock-based compensation	8,040	1,780
Amortization included in interest expense	1,642	1,471
Gain on disposition of assets	(2,688)	(563)
Equity in earnings of investee	(178)	(746)
Deferred tax benefit	(1,152)	(342)
Provision for doubtful accounts	1,397	(39)
Changes in operating assets and liabilities
Decrease (increase) in:
Receivables	24,208	14,394
Prepaid expenses	(10,833)	(5,537)
Other assets	(7,523)	(8,265)
(Decrease) increase in:
Trade accounts payable	(1,911)	(1,496)
Accrued expenses	(24,010)	(22,500)
Operating lease liabilities	(40,801)	(30,786)
Other liabilities	13,198	(6,111)
Net cash provided by operating activities	108,712	102,038
Cash flows from investing activities:
Acquisitions	(13,627)	(55,293)
Capital expenditures	(42,285)	(28,759)
Proceeds from disposition of assets and investments	3,248	710
Net cash used in investing activities	(52,664)	(83,342)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(5,947)	(10,446)
Net proceeds from issuance of common stock	4,208	4,897
Principal payments on long-term debt	(93)	(92)
Principal payments on financing leases	(333)	(333)
Payments on revolving credit facility	(20,000)	(50,000)
Proceeds received from revolving credit facility	90,000	165,000
Proceeds received from accounts receivable securitization program	9,800	—
Payments on accounts receivable securitization program	(25,000)	—
Debt issuance costs	(25)	—
Distributions to non-controlling interest	(214)	(46)
Dividends/distributions	(127,551)	(111,693)
Net cash used in financing activities	(75,155)	(2,713)
Effect of exchange rate changes in cash and cash equivalents	10	107
Net (decrease) increase in cash and cash equivalents	(19,097)	16,090
Cash and cash equivalents at beginning of period	52,619	99,788
Cash and cash equivalents at end of period	$33,522	$115,878
Supplemental disclosures of cash flow information:
Cash paid for interest	$39,430	$25,378
Cash paid for foreign, state and federal income taxes	$3,182	$3,716
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2022 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.
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
The following table presents our disaggregated revenue by source for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Billboard advertising	$417,175	$401,739
Logo advertising	20,310	19,745
Transit advertising	33,847	29,904
Net revenues	$471,332	$451,388

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
3. Leases
During the three months ended March 31, 2023 and 2022, we had operating lease costs of $79,446 and $75,820, respectively, and variable lease costs of $12,374 and $12,204, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). For the three months ended March 31, 2023 and 2022, we recorded a loss (gain) of $145 and $(40), respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $117,332 and $106,014 were made reducing our operating lease liabilities for the three months ended March 31, 2023 and 2022, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets ("ROU assets") or lease liabilities for agreements with a term of twelve months or less. We recorded $2,411 and $1,738 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended March 31, 2023 and 2022, respectively.
Our operating leases have a weighted-average remaining lease term of 12.5 years. The weighted-average discount rate of our operating leases is 4.8%. Also, during the periods ended March 31, 2023 and 2022, we obtained $4,942 and $8,246, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.
The following is a summary of the maturities of our operating lease liabilities as of March 31, 2023:

2023	$157,635
2024	198,772
2025	169,453
2026	144,328
2027	121,617
Thereafter	869,057
Total undiscounted operating lease payments	1,660,862
Less: Imputed interest	(452,073)
Total operating lease liabilities	$1,208,789
During the three months ended March 31, 2023 and 2022, $713 of amortization expense for each period and $130 and $140 of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. Cash payments of $333 were made reducing our financing lease liabilities for each of the three months ended March 31, 2023 and 2022 and are included in cash flows used in financing activities in the Condensed Consolidated Statements of Cash Flows. Our financing leases have a weighted-average remaining lease term of 4.7 years and a weighted-average discount rate of 3.1%.
Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore they are no longer accounted for as a lease. For the three months ended March 31, 2023 and 2022, non-lease variable transit payments were $20,318 and $17,278, respectively. These transit expenses are recorded in direct advertising expenses (exclusive of depreciation and amortization) on the Condensed Consolidated Statements of Income and Comprehensive Income.
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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 9,000 shares of its Class A common stock during the three months ended March 31, 2023. At March 31, 2023 a total of 1,739,671 shares were available for future grant.
Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available under the 2019 ESPP was automatically increased by 87,327 shares on January 1, 2023 pursuant to the automatic increase provisions of the 2019 ESPP.
The following is a summary of 2019 ESPP share activity for the three months ended March 31, 2023:

Shares
Available for future purchases, January 1, 2023	301,971
Additional shares reserved under 2019 ESPP	87,327
Purchases	(45,232)
Available for future purchases, March 31, 2023	344,066
Performance-based stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2023 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2024. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the three months ended March 31, 2023 and 2022, the Company recorded $4,590 and $247, respectively, as stock-based compensation expense related to performance-based awards.
LTIP Units. In addition to performance-based stock compensation, the Company may issue LTIP Units of Lamar Advertising Limited Partnership (the "OP"), a subsidiary of the Company, to certain officers, employees and directors under the Incentive Plan of the Company. Such LTIP Units are subject to vesting and forfeiture conditions based on performance criteria approved by the Compensation Committee, which mirrors the performance criteria applicable to the Company's performance-based stock compensation, as described above. LTIP Units are a class of units intended to qualify as “profits interests” of the OP. The LTIP Units convert into Common Units of the OP upon the occurrence of certain events. Common Units are redeemable by the holder for shares of the Company's Class A common stock after a holding period of twelve months, or may be paid out in cash at the option of the general partner of the OP. As of the March 31, 2023, the OP issued a total of 176,000 LTIP Units to the Company’s executive officers, of which 88,000 LTIP units have vested. For the three months ended March 31, 2023, the Company recorded $1,891 as stock-based compensation expense related to these LTIP Units.
Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors' one year term. For the three months ended March 31, 2023 and 2022, the Company recorded $101 and $60, respectively, in stock-based compensation expense related to these awards.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
5. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three Months Ended March 31,
	2023	2022
Direct advertising expenses	$68,316	$64,237
General and administrative expenses	1,280	1,176
Corporate expenses	3,529	3,214
	$73,125	$68,627
6. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at March 31, 2023 and December 31, 2022:

	Estimated Life (Years)	March 31, 2023		December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$720,053	$621,381	$720,051	$614,840
Non-competition agreements	3—15	71,649	65,849	71,599	65,647
Site locations	15	2,873,946	1,808,603	2,864,854	1,781,164
Other	2—15	52,237	40,645	52,164	40,392
		$3,717,885	$2,536,478	$3,708,668	$2,502,043
Unamortizable intangible assets:
Goodwill		$2,288,808	$253,536	$2,288,805	$253,536
7. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2022	$390,442
Additions to asset retirement obligations	431
Accretion expense	1,767
Liabilities settled	(1,434)
Balance at March 31, 2023	$391,206
8. Distribution Restrictions
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of March 31, 2023 and December 31, 2022, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $4,199,834 and $4,187,593, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
As of March 31, 2023, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of March 31, 2023, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of March 31, 2023, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $2,950,314.
9. Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three months ended March 31, 2023 or 2022.
10. Long-term Debt
Long-term debt consists of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,064,033	$7,470	$1,056,563
Accounts Receivable Securitization Program	234,800	559	234,241
3 3/4% Senior Notes	600,000	5,735	594,265
3 5/8% Senior Notes	550,000	6,796	543,204
4% Senior Notes	549,457	6,267	543,190
4 7/8% Senior Notes	400,000	4,254	395,746
Other notes with various rates and terms	1,920	—	1,920
	3,400,210	31,081	3,369,129
Less current maturities	(235,183)	(559)	(234,624)
Long-term debt, excluding current maturities	$3,165,027	$30,522	$3,134,505

	December 31, 2022
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$993,970	$8,171	$985,799
Accounts Receivable Securitization Program	250,000	593	249,407
3 3/4% Senior Notes	600,000	6,000	594,000
3 5/8% Senior Notes	550,000	6,982	543,018
4% Senior Notes	549,437	6,459	542,978
4 7/8% Senior Notes	400,000	4,410	395,590
Other notes with various rates and terms	2,013	—	2,013
	3,345,420	32,615	3,312,805
Less current maturities	(250,378)	(593)	(249,785)
Long-term debt, excluding current maturities	$3,095,042	$32,022	$3,063,020

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
On July 29, 2022, Lamar Media entered into Amendment No. 2 (the "Amendment No. 2") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. Amendment No. 2 established a new $350,000 Senior Secured Term Loan A loan (the "Term A loans") as a new class of incremental term loans. The Term A loans will mature on February 6, 2025 with no required amortization payments prior to maturity and bear interest at rates based on the Term Secured Overnight Financing Rate ("Term SOFR") plus 1.25% and a credit spread adjustment of 0.10%. The covenants, events of default and other terms of the senior credit facility apply to the Term A loans. Lamar Media borrowed all $350,000 in Term A loans on July 29, 2022. The entire amount of the Term A loans will be payable at maturity. Proceeds from the Term A loans were used to repay outstanding balances on the revolving credit facility and a portion of the outstanding balance on the Accounts Receivable Securitization Program.
As of March 31, 2023, there were $115,000 in borrowings outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $9,052 in letters of credit outstanding as of March 31, 2023 resulting in $625,948 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 6, 2025.
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
As of March 31, 2023 there was $234,800 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Based on the availability of eligible accounts, Lamar Media had an additional $3,600 available for borrowing under the Accounts Receivable Securitization Program as of March 31, 2023. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the three months ended March 31, 2023.
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
Debt Repurchase Program
On March 16, 2020, the Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On February 23, 2023, the Board of Directors authorized the extension of the repurchase program through September 30, 2024. There were no repurchases under the program as of March 31, 2023.
11. Fair Value of Financial Instruments
At March 31, 2023 and December 31, 2022, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,142,603 which does not exceed the carrying amount of $3,400,210 as of March 31, 2023. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).
12. New Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides guidance on the recognition and measurement of contract assets and contract liabilities acquired in a business combination. At the acquisition date, the acquirer should account for the related revenue contracts as if the acquirer had originated the contracts. The guidance also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. This guidance is effective for public entities as of December 15, 2022. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
13. Dividends/Distributions
During the three months ended March 31, 2023 and 2022, the Company declared and paid cash distributions in an aggregate amount of $127,460 or $1.25 per share and $111,602 or $1.10 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of general economic conditions on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three months ended March 31, 2023 and 2022, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share for each period.
14. Information about Geographic Areas
Revenues from external customers attributable to foreign countries totaled $6,076 and $6,197 for the three months ended March 31, 2023 and 2022, respectively. Net carrying value of long-lived assets located in foreign countries totaled $12,575 and $11,763 as of March 31, 2023 and December 31, 2022, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.
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
As of March 31, 2023, no shares of our Class A common stock have been sold under the 2021 Sales Agreement and accordingly $400,000 remained available to be sold under the 2021 Sales Agreement as of March 31, 2023.
Shelf Registration. On June 21, 2021, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company did not issue any shares under this shelf registration.
Stock Repurchase Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. On February 23, 2023, the Board of Directors authorized the extension of the repurchase program through September 30, 2024. There were no repurchases under the program as of March 31, 2023.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,022	$52,119
Receivables, net of allowance for doubtful accounts of $10,661 and $11,418 in 2023 and 2022, respectively	259,443	285,039
Other current assets	45,475	26,894
Total current assets	337,940	364,052
Property, plant and equipment	4,144,289	4,109,146
Less accumulated depreciation and amortization	(2,634,370)	(2,609,447)
Net property, plant and equipment	1,509,919	1,499,699
Operating lease right of use assets	1,279,602	1,271,631
Financing lease right of use assets	13,324	14,037
Goodwill	2,025,121	2,025,117
Intangible assets, net	1,180,939	1,206,158
Other assets	78,199	77,778
Total assets	$6,425,044	$6,458,472
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$16,894	$19,643
Current maturities of long-term debt, net of deferred financing costs of $559 and $593 in 2023 and 2022, respectively	234,624	249,785
Current operating lease liabilities	177,830	205,838
Current financing lease liabilities	1,331	1,331
Accrued expenses	73,627	108,724
Deferred income	146,579	131,847
Total current liabilities	650,885	717,168
Long-term debt, net of deferred financing costs of $30,522 and $32,022 in 2023 and 2022, respectively	3,134,505	3,063,020
Operating lease liabilities	1,030,959	1,035,655
Financing lease liabilities	15,613	15,945
Deferred income tax liabilities	8,498	9,651
Asset retirement obligation	391,206	390,442
Other liabilities	40,337	39,090
Total liabilities	5,272,003	5,270,971
Stockholder's equity:
Common stock, par value $0.01, 3,000 shares authorized, 100 shares issued and outstanding at 2023 and 2022	—	—
Additional paid-in-capital	3,154,609	3,132,178
Accumulated comprehensive loss	(661)	(659)
Accumulated deficit	(2,001,247)	(1,944,018)
Non-controlling interest	340	—
Stockholder's equity	1,153,041	1,187,501
Total liabilities and stockholder's equity	$6,425,044	$6,458,472
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2022
Statements of Income
Net revenues	$471,332	$451,388
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	168,432	157,772
General and administrative expenses (exclusive of depreciation and amortization)	85,135	83,084
Corporate expenses (exclusive of depreciation and amortization)	28,391	21,876
Depreciation and amortization	73,125	68,627
Gain on disposition of assets	(2,688)	(563)
	352,395	330,796
Operating income	118,937	120,592
Other expense (income)
Interest income	(461)	(215)
Interest expense	41,444	26,786
Equity in earnings of investee	(178)	(746)
	40,805	25,825
Income before income tax expense	78,132	94,767
Income tax expense	1,798	2,480
Net income	76,334	92,287
Earnings attributable to non-controlling interest	157	—
Net income attributable to controlling interest	$76,177	$92,287
Statements of Comprehensive Income
Net income	$76,334	$92,287
Other comprehensive (loss) income
Foreign currency translation adjustments	(2)	314
Comprehensive income	76,332	92,601
Earnings attributable to non-controlling interest	(157)	—
Comprehensive income attributable to controlling interest	$76,175	$92,601
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2022	$—	$3,132,178	$(659)	$(1,944,018)	$—	$1,187,501
Contribution from parent	—	23,447	—	—	—	23,447
Reallocation of capital	—	(1,016)	—	—	397	(619)
Foreign currency translations	—	—	(2)	—	—	(2)
Net income	—	—	—	76,177	157	76,334
Dividend to parent	—	—	—	(133,406)	(214)	(133,620)
Balance, March 31, 2023	$—	3,154,609	(661)	(2,001,247)	340	$1,153,041

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2021	$—	$3,071,905	$855	$(1,864,414)	$—	$1,208,346
Contribution from parent	—	36,447	—	—	—	36,447
Foreign currency translations	—	—	314	—	—	314
Net income	—	—	—	92,287	—	92,287
Dividend to parent	—	—	—	(122,047)	—	(122,047)
Balance, March 31, 2022	$—	3,108,352	1,169	(1,894,174)	—	$1,215,347
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$76,334	$92,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,125	68,627
Non-cash compensation	8,040	1,780
Amortization included in interest expense	1,642	1,471
Gain on disposition of assets	(2,688)	(563)
Equity in earnings of investee	(178)	(746)
Deferred tax expense	(1,152)	(342)
Provision for doubtful accounts	1,397	(39)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	24,208	14,394
Prepaid expenses	(10,833)	(5,537)
Other assets	(7,523)	(8,265)
(Decrease) increase in:
Trade accounts payable	(1,911)	(1,496)
Accrued expenses	(24,010)	(22,500)
Operating lease liabilities	(40,801)	(30,786)
Other liabilities	(6,269)	(37,889)
Net cash provided by operating activities	89,381	70,396
Cash flows from investing activities:
Acquisitions	(13,627)	(55,293)
Capital expenditures	(42,285)	(28,759)
Proceeds from disposition of assets and investments	3,248	710
Net cash used in investing activities	(52,664)	(83,342)
Cash flows from financing activities:
Principal payments on long-term debt	(93)	(92)
Principal payments on financing leases	(333)	(333)
Payments on revolving credit facility	(20,000)	(50,000)
Proceeds received from revolving credit facility	90,000	165,000
Proceeds received from accounts receivable securitization program	9,800	—
Payments on accounts receivable securitization program	(25,000)	—
Debt issuance costs	(25)	—
Distributions to non-controlling interest	(214)	(46)
Contributions from parent	23,447	36,447
Dividend to parent	(133,406)	(122,047)
Net cash (used in) provided by financing activities	(55,824)	28,929
Effect of exchange rate changes in cash and cash equivalents	10	107
Net (decrease) increase in cash and cash equivalents	(19,097)	16,090
Cash and cash equivalents at beginning of period	52,119	99,288
Cash and cash equivalents at end of period	$33,022	$115,378
Supplemental disclosures of cash flow information:
Cash paid for interest	$39,430	$25,378
Cash paid for foreign, state and federal income taxes	$3,182	$3,716
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2022 Combined Form 10-K.
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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Balance Sheet as of March 31, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$24,444	$50,340	$263,156	$—	$337,940
Net property, plant and equipment	—	1,493,130	16,789	—	1,509,919
Operating lease right of use assets	—	1,262,254	17,348	—	1,279,602
Intangibles and goodwill, net	—	3,189,081	16,979	—	3,206,060
Other assets	4,565,312	305,407	234,279	(5,013,475)	91,523
Total assets	$4,589,756	$6,300,212	$548,551	$(5,013,475)	$6,425,044
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$383	$234,241	$—	$234,624
Current operating lease liabilities	—	170,371	7,459	—	177,830
Other current liabilities	35,923	190,398	12,110	—	238,431
Total current liabilities	35,923	361,152	253,810	—	650,885
Long-term debt	3,132,967	1,538	—	—	3,134,505
Operating lease liabilities	—	1,022,280	8,679	—	1,030,959
Other noncurrent liabilities	268,165	417,137	286,349	(515,997)	455,654
Total liabilities	3,437,055	1,802,107	548,838	(515,997)	5,272,003
Stockholder's equity	1,152,701	4,498,105	(287)	(4,497,478)	1,153,041
Total liabilities and stockholder's equity	$4,589,756	$6,300,212	$548,551	$(5,013,475)	$6,425,044

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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income
for the Three Months Ended March 31, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$462,493	$9,395	$(556)	$471,332
Operating expenses (income)
Direct advertising expenses(1)	—	161,503	7,485	(556)	168,432
General and administrative expenses(1)	—	82,724	2,411	—	85,135
Corporate expenses(1)	—	27,992	399	—	28,391
Depreciation and amortization	—	72,277	848	—	73,125
Gain on disposition of assets	—	(2,688)	—	—	(2,688)
	—	341,808	11,143	(556)	352,395
Operating income (loss)	—	120,685	(1,748)	—	118,937
Equity in (earnings) loss of subsidiaries	(114,235)	—		114,235	—
Interest expense (income), net	38,058	(456)	3,381	—	40,983
Equity in earnings of investee	—	(178)	—	—	(178)
Income (loss) before income tax expense (benefit)	76,177	121,319	(5,129)	(114,235)	78,132
Income tax expense(2)	—	1,707	91	—	1,798
Net income (loss)	76,177	119,612	(5,220)	(114,235)	76,334
Earnings attributable to non-controlling interest	—	20	137	—	157
Net income attributable to controlling interest	$76,177	$119,592	$(5,357)	$(114,235)	$76,177
Statement of Comprehensive Income
Net income (loss)	$76,177	$119,612	$(5,220)	$(114,235)	$76,334
Total other comprehensive loss, net of tax	—	—	(2)	—	(2)
Total comprehensive income (loss)	76,177	119,612	(5,222)	(114,235)	76,332
Earnings attributable to non-controlling interest	—	(20)	(137)	—	(157)
Comprehensive income attributable to controlling interest	$76,177	$119,592	$(5,359)	$(114,235)	$76,175
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

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$442,528	$9,095	$(235)	$451,388
Operating expenses (income)
Direct advertising expenses(1)	—	150,853	7,154	(235)	157,772
General and administrative expenses(1)	—	81,298	1,786	—	83,084
Corporate expenses(1)	—	21,615	261	—	21,876
Depreciation and amortization	—	67,788	839	—	68,627
Gain on disposition of assets	—	(563)	—	—	(563)
	—	320,991	10,040	(235)	330,796
Operating income	—	121,537	(945)	—	120,592
Equity in (earnings) loss of subsidiaries	(118,524)	—	—	118,524	—
Interest expense (income), net	26,237	(21)	355	—	26,571
Equity in earnings of investee	—	(746)	—	—	(746)
Income (loss) before income tax expense	92,287	122,304	(1,300)	(118,524)	94,767
Income tax expense (benefit)(2)	—	2,563	(83)	—	2,480
Net income (loss)	$92,287	$119,741	$(1,217)	$(118,524)	$92,287
Statement of Comprehensive Income
Net income (loss)	$92,287	$119,741	$(1,217)	$(118,524)	$92,287
Total other comprehensive income, net of tax	—	—	314	—	314
Total comprehensive income (loss)	$92,287	$119,741	$(903)	$(118,524)	$92,601
(1)Caption is exclusive of depreciation and amortization.
(2)The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$56,096	$100,431	$13,954	$(81,100)	$89,381
Cash flows from investing activities:
Acquisitions	—	(13,627)	—	—	(13,627)
Capital expenditures	—	(40,952)	(1,333)	—	(42,285)
Proceeds from disposition of assets and investments	—	3,248	—	—	3,248
Investment in subsidiaries	(13,627)	—	—	13,627	—
(Increase) decrease in intercompany notes receivable	(17,895)	—	—	17,895	—
Net cash (used in) provided by investing activities	(31,522)	(51,331)	(1,333)	31,522	(52,664)
Cash flows from financing activities:
Proceeds received from revolving credit facility	90,000	—	—	—	90,000
Payment on revolving credit facility	(20,000)	—	—	—	(20,000)
Principal payments on long-term debt	—	(93)	—	—	(93)
Principal payments on financing leases	—	(333)	—	—	(333)
Payment on accounts receivable securitization program	—	—	(25,000)	—	(25,000)
Proceeds received from accounts receivable securitization program	—	—	9,800	—	9,800
Debt issuance costs	—	—	(25)	—	(25)
Intercompany loan (payments) proceeds	—	18,499	(604)	(17,895)	—
Distributions to non-controlling interest	—	(110)	(104)	—	(214)
Dividends (to) from parent	(133,406)	(81,100)	—	81,100	(133,406)
Contributions from (to) parent	23,447	13,627	—	(13,627)	23,447
Net cash (used in) provided by financing activities	(39,959)	(49,510)	(15,933)	49,578	(55,824)
Effect of exchange rate changes in cash and cash equivalents	—	—	10	—	10
Net decrease in cash and cash equivalents	(15,385)	(410)	(3,302)	—	(19,097)
Cash and cash equivalents at beginning of period	39,729	1,285	11,105	—	52,119
Cash and cash equivalents at end of period	$24,344	$875	$7,803	$—	$33,022

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2022

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$44,116	$97,816	$(2,500)	$(69,036)	$70,396
Cash flows from investing activities:
Acquisitions	—	(55,293)	—	—	(55,293)
Capital expenditures	—	(27,851)	(908)	—	(28,759)
Proceeds from disposition of assets and investments	—	710	—	—	710
Investment in subsidiaries	(55,293)	—	—	55,293	—
Decrease (increase) in intercompany notes receivable	(6,090)	—	—	6,090	—
Net cash (used in) provided by investing activities	(61,383)	(82,434)	(908)	61,383	(83,342)
Cash flows from financing activities:
Proceeds received from revolving credit facility	165,000	—	—	—	165,000
Payment on revolving credit facility	(50,000)	—	—	—	(50,000)
Principal payments on long-term debt	—	(92)	—	—	(92)
Principal payments on financing leases	—	(333)	—	—	(333)
Intercompany loan (payments) proceeds	—	94	5,996	(6,090)	—
Distributions to non-controlling interest	—	—	(46)	—	(46)
Dividends (to) from parent	(122,047)	(69,036)	—	69,036	(122,047)
Contributions from (to) parent	36,447	55,293	—	(55,293)	36,447
Net cash (used in) provided by financing activities	29,400	(14,074)	5,950	7,653	28,929
Effect of exchange rate changes in cash and cash equivalents	—	—	107	—	107
Net decrease in cash and cash equivalents	12,133	1,308	2,649	—	16,090
Cash and cash equivalents at beginning of period	91,023	3,494	4,771	—	99,288
Cash and cash equivalents at end of period	$103,156	$4,802	$7,420	$—	$115,378

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2022 Combined Form 10-K filed on February 24, 2023, and as such risk factors as further updated or supplemented, from time to time, in our combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
LAMAR ADVERTISING COMPANY
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2023 and 2022. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes thereto.
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
During the three months ended March 31, 2023, the Company completed multiple acquisitions for a total cash purchase price of approximately $13.6 million. See Uses of Cash – Acquisitions for more information. The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Total capital expenditures:
Billboard — traditional	$13,538	$8,132
Billboard — digital	17,432	13,336
Logos	3,140	2,408
Transit	719	490
Land and buildings	4,174	1,489
Operating equipment	3,282	2,904
Total capital expenditures	$42,285	$28,759

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
RESULTS OF OPERATIONS
Three months ended March 31, 2023 compared to three months ended March 31, 2022
Net revenues increased $19.9 million or 4.4% to $471.3 million for the three months ended March 31, 2023 from $451.4 million for the same period in 2022. This increase was primarily attributable to an increase in billboard net revenues of $15.4 million and an increase in transit net revenues of $3.9 million over the same period in 2022.
For the three months ended March 31, 2023, there was a $7.0 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2022, which represents an increase of 1.5%. See "Reconciliations" below. The $7.0 million increase in revenue is primarily due to an increase of $3.4 million in billboard net revenues as well as an increase in transit net revenues of $3.1 million over the same period in 2022.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $19.2 million, or 7.3%, to $282.1 million for the three months ended March 31, 2023 from $262.9 million for the same period in 2022. The $19.2 million increase over the prior year is comprised of a $13.0 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) primarily related to the operations of our outdoor advertising assets, and a $6.3 million increase in stock-based compensation.
Depreciation and amortization increased $4.5 million to $73.1 million for the three months ended March 31, 2023 as compared to $68.6 million for the same period in 2022, primarily related to acquisitions and capital expenditures completed during 2022.
For the three months ended March 31, 2023, the Company recognized a gain on disposition of assets of $2.7 million primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income decreased by $1.7 million to $118.8 million for the three months ended March 31, 2023 as compared to $120.5 million for the same period in 2022.
Interest expense increased $14.7 million for the three months ended March 31, 2023 to $41.4 million as compared to $26.8 million for the three months ended March 31, 2022 primarily due to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
Equity in earnings of investee was $0.2 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.
The decrease in operating income, as well as the increase in interest expense, resulted in a $16.6 million decrease in net income before income taxes. The effective tax rate for the three months ended March 31, 2023 was 2.3%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the three months ended March 31, 2023 of $76.2 million, as compared to net income of $92.2 million for the same period in 2022.
Reconciliations:
Because acquisitions occurring after December 31, 2021 have contributed to our net revenue results for the periods presented, we provide 2022 acquisition-adjusted net revenue, which adjusts our 2022 net revenue for the three months ended March 31, 2022 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2023.
Reconciliations of 2022 reported net revenue to 2022 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2022 acquisition-adjusted net revenue to 2023 reported net revenue for the three months ended March 31, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Reported net revenue	$471,332	$451,388
Acquisition net revenue	—	12,949
Adjusted totals	$471,332	$464,337
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
Net income	$76,198	$92,151	$(15,953)	(17.3)%
Income tax expense	1,798	2,480	(682)
Interest expense (income), net	40,983	26,571	14,412
Equity in earnings of investee	(178)	(746)	568
Gain on disposition of assets	(2,688)	(563)	(2,125)
Depreciation and amortization	73,125	68,627	4,498
Capitalized contract fulfillment costs, net	674	946	(272)
Stock-based compensation expense	8,040	1,780	6,260
Adjusted EBITDA	$197,952	$191,246	$6,706	3.5%
Adjusted EBITDA for the three months ended March 31, 2023 increased 3.5% to $198.0 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $9.0 million, offset by an increase in total general and administrative and corporate expenses of $2.3 million, excluding the impact of stock-based compensation expense and transaction expenses.

Net Income/FFO/AFFO
(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
Net income	$76,198	92,151	$(15,953)	(17.3)%
Depreciation and amortization related to real estate	70,350	65,526	4,824
Gain from sale or disposal of real estate, net of tax	(2,720)	(454)	(2,266)
Adjustments for unconsolidated affiliates and non-controlling interest	(335)	(895)	560
FFO	$143,493	$156,328	$(12,835)	(8.2)%
Straight line expense	957	915	42
Capitalized contract fulfillment costs, net	674	946	(272)
Stock-based compensation expense	8,040	1,780	6,260
Non-cash portion of tax provision	(1,152)	(342)	(810)
Non-real estate related depreciation and amortization	2,775	3,101	(326)
Amortization of deferred financing costs	1,642	1,471	171
Capital expenditures - maintenance	(12,692)	(13,185)	493
Adjustments for unconsolidated affiliates and non-controlling interest	335	895	(560)
AFFO	$144,072	$151,909	$(7,837)	(5.2)%
FFO for the three months ended March 31, 2023 decreased from $156.3 million in 2022 to $143.5 million for the same period in 2023, a decrease of 8.2%. AFFO for the three months ended March 31, 2023 decreased 5.2% to $144.1 million as compared to $151.9 million for the same period in 2022. The decrease in AFFO was primarily attributable to an increase in our interest expense of $14.7 million and an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses) offset by an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net).
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
Sources of Cash
Total Liquidity. As of March 31, 2023 we had $663.0 million of total liquidity, which is comprised of $33.5 million in cash and cash equivalents, $625.9 million of availability under the revolving portion of Lamar Media’s senior credit facility and $3.6 million of availability under the Accounts Receivable Securitization Program. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.
As of March 31, 2023 and December 31, 2022, the Company had a working capital deficit of $321.5 million and $361.5 million, respectively. The decrease in working capital deficit of $39.9 million is primarily due to increases in other current assets and decreases in payroll related accrued expenses, offset by decreases in receivables as of March 31, 2023.
Cash Generated by Operations. For the three months ended March 31, 2023 and 2022, our cash provided by operating activities was $108.7 million and $102.0 million, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2023 over the same period in 2022 primarily relates to an increase in revenues of $19.9 million offset by an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets, and depreciation and amortization) of $13.0 million. We expect to generate cash flows from operations during 2023 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. We believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.
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
As of March 31, 2023, there was $234.8 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Based on the availability of eligible accounts, Lamar Media had $3.6 million of unused availability under the Accounts Receivable Securitization Program as of March 31, 2023. The Accounts Receivable Securitization Program will mature on July 21, 2025.
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
On June 21, 2021, the Company entered into a new equity distribution agreement (the "2021 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms. Under the terms of the 2021 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2021 Sales Agreement and may at any time suspend solicitations and offers under the 2021 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2021 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under this program from its inception through March 31, 2023.
Shelf Registration Statement. On June 21, 2021, the Company filed a new automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company did not issue any shares under either shelf registration.
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
On July 29, 2022, Lamar Media entered into Amendment No. 2 ("Amendment No. 2") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. Amendment No. 2 establishes a new $350.0 million Senior Secured Term Loan A loan (the “Term A loans”) as a new class of incremental term loans. The Term A loans will mature on February 6, 2025 and bear interest at Term SOFR plus 1.25% and a credit spread adjustment of 0.10%. The covenants, events of default and other terms of the senior credit facility apply to the Term A loans. Lamar Media borrowed all $350.0 million in Term A loans on July 29, 2022. Proceeds from the Term A loans were used to repay outstanding balances on the revolving credit facility and a portion of the outstanding balance on our Accounts Receivable Securitization Program.
On April 26, 2023, Lamar Media entered into Amendment No. 3 ("Amendment No. 3") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank N.A. as administrative agent and the lenders party thereto. Amendment No. 3 replaces the London Interbank Offered Rates as administered by the ICE Benchmark Administration with Term SOFR (as defined in the Fourth Amended and Restated Credit Agreement) as the

successor rate, as set in the Fourth Amended and Restated Credit Agreement. All other material terms and conditions of the Fourth Amended and Restated Credit Agreement remain unchanged by Amendment No. 3.
As of March 31, 2023 the aggregate balance outstanding under the senior credit facility was $1.07 billion, consisting of $600.0 million in Term B loans aggregate principal balance, $350.0 million in Term A loans aggregate principal balance and $115.0 million outstanding borrowings under our revolving credit facility. Lamar Media had approximately $625.9 million of unused capacity under the revolving credit facility.
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
Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At March 31, 2023 we were, and currently, we are, in compliance with all such tests under the senior credit facility.
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
Uses of Cash
Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $42.3 million for the three months ended March 31, 2023. We anticipate our 2023 total capital expenditures to be approximately $185.0 million.
Acquisitions. During the three months ended March 31, 2023, the Company completed acquisitions for an aggregate purchase price of approximately $13.6 million, which were financed using available cash on hand and borrowings on the Accounts Receivable Securitization Program and senior credit facility.
Dividends. On February 23, 2023, the Company's Board of Directors declared a quarterly cash dividend of $1.25 per share, paid on March 31, 2023 to its stockholders of record of its Class A common stock and Class B common stock on March 17, 2023. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2023 will be $5.00 per share of common stock, including the dividend paid on March 31, 2023.
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
Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. On February 23, 2023, the Board of Directors authorized the extension of the repurchase program through September 30, 2024. There were no repurchases under the program as of March 31, 2023. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
Material Cash Requirements
Our expected material cash requirements for the twelve months following March 31, 2023 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.
Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of March 31, 2023 (in millions):

	Less than 1 year	Thereafter
Debt maturities(1)	$234.6	$3,134.5
Interest obligations on long-term debt(2)	163.0	596.1
Contractual obligations, including operating and financing leases	260.0	1,614.6
Total payments due	$657.6	$5,345.2
(1)    Debt maturities assume there is no refinancing prior to the existing maturity date.
(2)    Interest rates on our variable rate instruments assume rates at the March 2023 levels.

Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). On February 23, 2023, the Company's Board of Directors declared a quarterly cash dividend of $1.25 per share, paid on March 31, 2023 to its stockholders of record of its Class A common stock and Class B common stock on March 17, 2023.

Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2023 will be $5.00 per share of common stock, including the dividend paid on March 31, 2023.

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

Cash Flows

The Company's cash flows provided by operating activities increased $6.7 million from $102.0 million for the three months ended March 31, 2022 to $108.7 million for the three months ended March 31, 2023, primarily resulting from an increase in revenues of $19.9 million offset by an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets, and depreciation and amortization) of $13.0 million, as compared to the same period in 2022.

Cash flows used in investing activities decreased $30.7 million from $83.3 million for the three months ended March 31, 2022 to $52.7 million for the three months ended March 31, 2023 primarily due to a net decrease in the amount of assets acquired through acquisitions, investments and capital expenditures of $28.1 million, as compared to the same period in 2022.

The Company's cash flows used in financing activities were $75.2 million for the three months ended March 31, 2023 as compared to $2.7 million for the three months ended March 31, 2022. The cash flows used in financing activities of $75.2 million for the three months ended March 31, 2023 is primarily due to cash paid for dividends and distributions offset by net borrowings on the senior credit facility.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Item 7 of our 2022 Combined Form 10-K.
Accounting Standards and Regulatory Update
See Note 12, "New Accounting Pronouncements" to our condensed consolidated financial statements included in Part 1, Item 1 of this report for a discussion of our Accounting Standards and Regulatory Update.
LAMAR MEDIA CORP.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2023 and 2022. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.
RESULTS OF OPERATIONS
Three months ended March 31, 2023 compared to three months ended March 31, 2022
Net revenues increased $19.9 million or 4.4% to $471.3 million for the three months ended March 31, 2023 from $451.4 million for the same period in 2022. This increase was primarily attributable to an increase in billboard net revenues of $15.4 million and an increase in transit net revenues of $3.9 million over the same period in 2022.
For the three months ended March 31, 2023, there was a $7.0 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2022, which represents an increase of 1.5%. See "Reconciliations" below. The $7.0 million increase in revenue is primarily due to an increase of $3.4 million in billboard net revenues as well as an increase in transit net revenues of $3.1 million over the same period in 2022.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $19.2 million, or 7.3%, to $282.0 million for the three months ended March 31, 2023 from $262.7 million for the same period in 2022. The $19.2 million increase over the prior year is comprised of a $13.0 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) primarily related to the operations of our outdoor advertising assets, and a $6.3 million increase in stock-based compensation.
Depreciation and amortization expense increased $4.5 million to $73.1 million for the three months ended March 31, 2023 as compared to $68.6 million for the same period in 2022, primarily related to acquisitions and capital expenditures completed during 2022.
For the three months ended March 31, 2023, Lamar Media recognized a gain on disposition of assets of $2.7 million, primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income decreased by $1.7 million to $118.9 million for the three months ended March 31, 2023 as compared to $120.6 million for the same period in 2022.
Interest expense increased $14.7 million for the three months ended March 31, 2023 to $41.4 million as compared to $26.8 million for the three months ended March 31, 2022 primarily due to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
Equity in earnings of investee was $0.2 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.
The decrease in operating income, as well as the increase in interest expense, resulted in a $16.6 million decrease in net income before income taxes. The effective tax rate for the three months ended March 31, 2023 was 2.3%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the three months ended March 31, 2023 of $76.3 million, as compared to net income of $92.3 million for the same period in 2022.
Reconciliations:
Because acquisitions occurring after December 31, 2021 have contributed to our net revenue results for the periods presented, we provide 2022 acquisition-adjusted net revenue, which adjusts our 2022 net revenue for the three months ended March 31, 2022 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2023.
Reconciliations of 2022 reported net revenue to 2022 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2022 acquisition-adjusted net revenue to 2023 reported net revenue for the three months ended March 31, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Reported net revenue	$471,332	$451,388
Acquisition net revenue	—	12,949
Adjusted totals	$471,332	$464,337

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
Net income	$76,334	$92,287	$(15,953)	(17.3)%
Income tax expense	1,798	2,480	(682)
Interest expense (income), net	40,983	26,571	14,412
Equity in earnings of investee	(178)	(746)	568
Gain on disposition of assets	(2,688)	(563)	(2,125)
Depreciation and amortization	73,125	68,627	4,498
Capitalized contract fulfillment costs, net	674	946	(272)
Stock-based compensation expense	8,040	1,780	6,260
Adjusted EBITDA	$198,088	$191,382	$6,706	3.5%
Adjusted EBITDA for the three months ended March 31, 2023 increased 3.5% to $198.1 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $9.0 million, offset by an increase in total general and administrative and corporate expenses of $2.3 million, excluding the impact of stock-based compensation expense and transaction expenses.
Net Income/FFO/AFFO
(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
Net income	$76,334	$92,287	$(15,953)	(17.3)%
Depreciation and amortization related to real estate	70,350	65,526	4,824
Gain from sale or disposal of real estate, net of tax	(2,720)	(454)	(2,266)
Adjustments for unconsolidated affiliates and non-controlling interest	(335)	(895)	560
FFO	$143,629	$156,464	$(12,835)	(8.2)%
Straight line expense	957	915	42
Capitalized contract fulfillment costs, net	674	946	(272)
Stock-based compensation expense	8,040	1,780	6,260
Non-cash portion of tax provision	(1,152)	(342)	(810)
Non-real estate related depreciation and amortization	2,775	3,101	(326)
Amortization of deferred financing costs	1,642	1,471	171
Capital expenditures - maintenance	(12,692)	(13,185)	493
Adjustments for unconsolidated affiliates and non-controlling interest	335	895	(560)
AFFO	$144,208	$152,045	$(7,837)	(5.2)%
FFO for the three months ended March 31, 2023 decreased from $156.5 million in 2022 to $143.6 million for the same period in 2023, a decrease of 8.2%. AFFO for the three months ended March 31, 2023 decreased 5.2% to $144.2 million as compared to $152.0 million for the same period in 2022. The decrease in AFFO was primarily attributable to an increase in our interest expense of $14.7 million and an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses) offset by an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2023, and should be read in conjunction with Note 11 of the Notes to the Company’s Condensed Consolidated Financial Statements.
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
At March 31, 2023 there was approximately $1.30 billion of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 38.2% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2023 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $18.2 million, and the weighted average interest rate applicable to these borrowings during 2023 was 5.8%. Assuming that the weighted average interest rate was 200 basis points higher (that is 7.8% rather than 5.8%), then the Company’s 2023 interest expense would have increased by approximately $6.1 million for the three months ended March 31, 2023.
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

PART II — OTHER INFORMATION
ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our combined Annual Report on Form 10-K for the year ended December 31, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock. There have been no material changes to our risk factors since our combined Annual Report on Form 10-K for the year ended December 31, 2022.
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

10.1*	Form of LTIP Unit Award Agreement. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on March 2, 2023 and incorporated herein by reference.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*Management compensatory agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: May 4, 2023	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: May 4, 2023	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer