Form 10-Q
period 2023-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2023-08-03
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of July 28, 2023: 87,540,250
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of July 28, 2023: 14,420,085
The number of shares of Lamar Media Corp. common stock outstanding as of July 28, 2023: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,779	$52,619
Receivables, net of allowance for doubtful accounts of $11,421 and $11,418 in 2023 and 2022, respectively	322,193	285,039
Other current assets	35,311	26,894
Total current assets	405,283	364,552
Property, plant and equipment	4,194,469	4,109,146
Less accumulated depreciation and amortization	(2,662,820)	(2,609,447)
Net property, plant and equipment	1,531,649	1,499,699
Operating lease right of use assets	1,286,390	1,271,631
Financing lease right of use assets	12,611	14,037
Goodwill	2,035,273	2,035,269
Intangible assets, net	1,163,673	1,206,625
Other assets	86,165	83,401
Total assets	$6,521,044	$6,475,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$17,184	$19,643
Current maturities of long-term debt, net of deferred financing costs of $499 and $593 in 2023 and 2022, respectively	234,788	249,785
Current operating lease liabilities	185,647	205,838
Current financing lease liabilities	1,331	1,331
Accrued expenses	87,497	117,593
Deferred income	171,853	131,847
Total current liabilities	698,300	726,037
Long-term debt, net of deferred financing costs of $29,013 and $32,022 in 2023 and 2022, respectively	3,153,998	3,063,020
Operating lease liabilities	1,039,326	1,035,655
Financing lease liabilities	15,280	15,945
Deferred income tax liabilities	9,317	9,651
Asset retirement obligation	392,897	390,442
Other liabilities	41,432	39,090
Total liabilities	5,350,550	5,279,840
Stockholders’ equity:
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2023 and 2022	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized; 88,380,754 and 88,110,928 shares issued at 2023 and 2022, respectively; 87,540,250 and 87,327,232 outstanding at 2023 and 2022, respectively	88	88
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2023 and 2022	14	14
Additional paid-in capital	2,090,400	2,061,671
Accumulated comprehensive loss	(258)	(659)
Accumulated deficit	(852,901)	(804,382)
Cost of shares held in treasury, 840,504 and 783,696 shares at 2023 and 2022, respectively	(67,304)	(61,358)
Non-controlling interest	455	—
Stockholders’ equity	1,170,494	1,195,374
Total liabilities and stockholders’ equity	$6,521,044	$6,475,214
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statements of Income
Net revenues	$541,137	$517,852	$1,012,469	$969,240
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	171,783	166,723	340,215	324,495
General and administrative expenses (exclusive of depreciation and amortization)	90,525	90,658	175,660	173,742
Corporate expenses (exclusive of depreciation and amortization)	28,556	27,591	57,083	49,603
Depreciation and amortization	75,158	67,750	148,283	136,377
Gain on disposition of assets	(1,676)	(1,374)	(4,364)	(1,937)
	364,346	351,348	716,877	682,280
Operating income	176,791	166,504	295,592	286,960
Other (income) expense
Interest income	(477)	(279)	(938)	(494)
Interest expense	43,649	29,493	85,093	56,279
Equity in earnings of investee	(449)	(355)	(627)	(1,101)
	42,723	28,859	83,528	54,684
Income before income tax expense	134,068	137,645	212,064	232,276
Income tax expense	3,180	3,440	4,978	5,920
Net income	130,888	134,205	207,086	226,356
Earnings attributable to non-controlling interest	268	—	425	—
Net income attributable to controlling interest	130,620	134,205	206,661	226,356
Cash dividends declared and paid on preferred stock	91	91	182	182
Net income applicable to common stock	$130,529	$134,114	$206,479	$226,174
Earnings per share:
Basic earnings per share	$1.28	$1.32	$2.03	$2.23
Diluted earnings per share	$1.28	$1.32	$2.02	$2.23
Cash dividends declared per share of common stock	$1.25	$1.20	$2.50	$2.30
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	101,917,200	101,486,547	101,855,104	101,413,458
Weighted average common shares outstanding diluted	102,104,429	101,660,120	102,047,875	101,602,743
Statements of Comprehensive Income
Net income	$130,888	$134,205	$207,086	$226,356
Other comprehensive income (loss)
Foreign currency translation adjustments	403	(683)	401	(369)
Comprehensive income	131,291	133,522	207,487	225,987
Earnings attributable to non-controlling interest	(268)	—	(425)	—
Comprehensive income attributable to controlling interest	$131,023	$133,522	$207,062	$225,987
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2022	$—	$88	$14	$(61,358)	$2,061,671	$(659)	$(804,382)	—	$1,195,374
Non-cash compensation	—	—	—	—	3,305	—	—	—	3,305
Issuance of 161,050 shares of common stock through stock awards	—	—	—	—	15,934	—	—	—	15,934
Exercise of 10,595 shares of stock options	—	—	—	—	678	—	—	—	678
Issuance of 45,232 shares of common stock through employee purchase plan	—	—	—	—	3,530	—	—	—	3,530
Purchase of 56,808 shares of treasury stock	—	—	—	(5,946)	—	—	—	—	(5,946)
Foreign currency translation	—	—	—	—	—	(2)	—	—	(2)
Net income	—	—	—	—	—	—	76,041	157	76,198
Reallocation of capital	—	—	—	—	(1,016)	—	—	397	(619)
Dividends ($1.25 per common share) and other distributions	—	—	—	—	—	—	(127,460)	(214)	(127,674)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2023	$—	$88	$14	$(67,304)	$2,084,102	$(661)	$(855,892)	$340	$1,160,687
Non-cash compensation	—	—	—	—	2,133	—	—	—	2,133
Issuance of 7,126 shares of common stock through stock awards	—	—	—	—	681	—	—	—	681
Exercise of 11,540 shares of stock options	—	—	—	—	809	—	—	—	809
Issuance of 34,283 shares of common stock through employee purchase plan	—	—	—	—	2,675	—	—	—	2,675
Foreign currency translation	—	—	—	—	—	403	—	—	403
Net income	—	—	—	—	—	—	130,620	268	130,888
Dividends/distributions to common shareholders ($1.25 per common share)	—	—	—	—	—	—	(127,538)	(153)	(127,691)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, June 30, 2023	$—	$88	$14	$(67,304)	$2,090,400	$(258)	$(852,901)	$455	$1,170,494
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2021	$—	$88	$14	$(50,852)	$2,001,399	$855	$(734,415)	—	$1,217,089
Non-cash compensation	—	—	—	—	1,405	—	—	—	1,405
Issuance of 241,750 shares of common stock through stock awards	—	—	—	—	30,145	—	—	—	30,145
Exercise of 26,190 shares of stock options	—	—	—	—	1,307	—	—	—	1,307
Issuance of 36,347 shares of common stock through employee purchase plan	—	—	—	—	3,589	—	—	—	3,589
Purchase of 95,091 shares of treasury stock	—	—		(10,446)	—	—	—	—	(10,446)
Foreign currency translation	—	—	—	—	—	314	—	—	314
Net income	—	—	—	—	—	—	92,151	—	92,151
Dividends/distributions to common shareholders ($1.10 per common share)	—	—	—	—	—	—	(111,602)	—	(111,602)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2022	$—	$88	$14	$(61,298)	$2,037,845	$1,169	$(753,957)	$—	$1,223,861
Non-cash compensation	—	—	—	—	1,356	—	—	—	1,356
Issuance of 7,197 shares of common stock through stock awards	—	—	—	—	221	—	—	—	221
Exercise of 13,131 shares of stock options	—	—	—	—	599	—	—	—	599
Issuance of 32,172 shares of common stock through employee purchase plan	—	—	—	—	2,406	—	—	—	2,406
Foreign currency translation	—	—	—	—	—	(683)	—	—	(683)
Net income	—	—	—	—	—	—	134,205	—	134,205
Dividends/distributions to common shareholders ($1.20 per common share)	—	—	—	—	—	—	(121,808)	—	(121,808)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, June 30, 2022	$—	$88	$14	$(61,298)	$2,042,427	$486	$(741,651)	$—	$1,240,066
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$207,086	$226,356
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	148,283	136,377
Stock-based compensation	12,446	9,223
Amortization included in interest expense	3,294	2,950
Gain on disposition of assets	(4,364)	(1,937)
Equity in earnings of investee	(627)	(1,101)
Deferred tax (benefit) expense	(345)	1,212
Provision for doubtful accounts	5,558	4,368
Changes in operating assets and liabilities
Increase in:
Receivables	(42,589)	(36,153)
Prepaid expenses	(5,453)	(5,513)
Other assets	(4,249)	(2,581)
(Decrease) increase in:
Trade accounts payable	(1,882)	(995)
Accrued expenses	(16,531)	(15,086)
Operating lease liabilities	(30,656)	(21,780)
Other liabilities	36,902	17,290
Net cash provided by operating activities	306,873	312,630
Cash flows from investing activities:
Acquisitions	(42,122)	(234,292)
Capital expenditures	(93,007)	(75,802)
Proceeds from disposition of assets and investments	5,120	1,716
Net cash used in investing activities	(130,009)	(308,378)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(5,946)	(10,446)
Net proceeds from issuance of common stock	7,692	7,901
Principal payments on long-term debt	(188)	(182)
Principal payments on financing leases	(666)	(666)
Payments on revolving credit facility	(110,000)	(240,000)
Proceeds received from revolving credit facility	198,000	400,000
Proceeds received from accounts receivable securitization program	31,900	65,000
Payments on accounts receivable securitization program	(47,000)	—
Debt issuance costs	(25)	(200)
Distributions to non-controlling interest	(367)	(98)
Dividends/distributions	(255,180)	(233,592)
Net cash used in financing activities	(181,780)	(12,283)
Effect of exchange rate changes in cash and cash equivalents	76	(71)
Net decrease in cash and cash equivalents	(4,840)	(8,102)
Cash and cash equivalents at beginning of period	52,619	99,788
Cash and cash equivalents at end of period	$47,779	$91,686
Supplemental disclosures of cash flow information:
Cash paid for interest	$81,882	$53,149
Cash paid for foreign, state and federal income taxes	$6,896	$6,201
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
The following table presents our disaggregated revenue by source for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Billboard advertising	$483,278	$463,826	$900,453	$865,565
Logo advertising	21,228	20,760	41,538	40,505
Transit advertising	36,631	33,266	70,478	63,170
Net revenues	$541,137	$517,852	$1,012,469	$969,240

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
3. Leases
During the three months ended June 30, 2023 and 2022, we had operating lease costs of $79,640 and $76,382, respectively, and variable lease costs of $16,153 and $15,671, respectively. During the six months ended June 30, 2023 and 2022, we had operating lease costs of $159,086 and $152,201, respectively, and variable lease costs of $28,528 and $27,875, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). For the three months ended June 30, 2023 and 2022, we recorded a gain of $337 and $429, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. For the six months ended June 30, 2023 and 2022, we recorded a gain of $192 and $469, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $202,129 and $180,151 were made reducing our operating lease liabilities for the six months ended June 30, 2023 and 2022, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets ("ROU assets") or lease liabilities for agreements with a term of twelve months or less. We recorded $2,598 and $1,814 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended June 30, 2023 and 2022, respectively. We recorded $5,008 and $3,551 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the six months ended June 30, 2023 and 2022, respectively.
Our operating leases have a weighted-average remaining lease term of 12.7 years. The weighted-average discount rate of our operating leases is 4.9%. Also, during the periods ended June 30, 2023 and 2022, we obtained $9,910 and $32,492, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.
The following is a summary of the maturities of our operating lease liabilities as of June 30, 2023:

2023	$107,491
2024	224,989
2025	176,073
2026	150,071
2027	127,195
Thereafter	921,598
Total undiscounted operating lease payments	1,707,417
Less: Imputed interest	(482,444)
Total operating lease liabilities	$1,224,973
During the three months ended June 30, 2023 and 2022, $713 of amortization expense for each period and $127 and $137 of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. During the six months ended June 30, 2023 and 2022, $1,427 of amortization expense for each period and $257 and $277 of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. Cash payments of $666 were made reducing our financing lease liabilities for each of the six months ended June 30, 2023 and 2022 and are included in cash flows used in financing activities in the Condensed Consolidated Statements of Cash Flows. Our financing leases have a weighted-average remaining lease term of 4.4 years and a weighted-average discount rate of 3.1%.
Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore they are no longer accounted for as a lease. For the three months ended June 30, 2023 and 2022, non-lease variable transit payments were $20,320 and $24,241, respectively. For the six months ended June 30, 2023 and 2022, non-lease variable transit payments were $40,638 and $41,519, respectively.

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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 13,500 shares of its Class A common stock during the six months ended June 30, 2023. At June 30, 2023 a total of 1,728,045 shares were available for future grant.
Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available under the 2019 ESPP was automatically increased by 87,327 shares on January 1, 2023 pursuant to the automatic increase provisions of the 2019 ESPP.
The following is a summary of 2019 ESPP share activity for the six months ended June 30, 2023:

Shares
Available for future purchases, January 1, 2023	301,971
Additional shares reserved under 2019 ESPP	87,327
Purchases	(79,515)
Available for future purchases, June 30, 2023	309,783
Performance-based stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2023 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2024. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the three months ended June 30, 2023 and 2022, the Company recorded $1,855 and $5,959, respectively, as stock-based compensation expense related to performance-based awards. For the six months ended June 30, 2023 and 2022, the Company recorded $6,445 and $5,959, respectively, as stock-based compensation expense related to performance-based awards.
LTIP Units. In addition to performance-based stock compensation, the Company may issue LTIP Units of Lamar Advertising Limited Partnership (the "OP"), a subsidiary of the Company, to certain officers, employees and directors under the Incentive Plan of the Company. Such LTIP Units are subject to vesting and forfeiture conditions based on performance criteria approved by the Compensation Committee, which mirrors the performance criteria applicable to the Company's performance-based stock compensation, as described above. LTIP Units are a class of units intended to qualify as “profits interests” of the OP. The LTIP Units convert into Common Units of the OP upon the occurrence of certain events. Common Units are redeemable by the holder for shares of the Company's Class A common stock after a holding period of twelve months, or may be paid out in cash at the option of the general partner of the OP. As of the June 30, 2023, the OP issued a total of 176,000 LTIP Units to the Company’s executive officers, of which 88,000 LTIP units have vested. For the three and six months ended June 30, 2023, the Company recorded $1,012 and $2,903, respectively, as stock-based compensation expense related to these LTIP Units.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors' one year term. For the three months ended June 30, 2023 and 2022, the Company recorded $419 and $369, respectively, in stock-based compensation expense related to these awards. For the six months ended June 30, 2023 and 2022, the Company recorded $520 and $429, respectively, in stock-based compensation expense related to these awards.
5. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct advertising expenses	$70,358	$62,913	$138,674	$127,150
General and administrative expenses	1,278	1,271	2,558	2,446
Corporate expenses	3,522	3,566	7,051	6,781
	$75,158	$67,750	$148,283	$136,377
6. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at June 30, 2023 and December 31, 2022:

	Estimated Life (Years)	June 30, 2023		December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$721,635	$627,803	$720,051	$614,840
Non-competition agreements	3—15	71,731	66,050	71,599	65,647
Site locations	15	2,888,864	1,836,144	2,864,854	1,781,164
Other	2—15	52,341	40,901	52,164	40,392
		$3,734,571	$2,570,898	$3,708,668	$2,502,043
Unamortizable intangible assets:
Goodwill		$2,288,809	$253,536	$2,288,805	$253,536
7. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2022	$390,442
Additions to asset retirement obligations	667
Revision in estimates	1,230
Accretion expense	3,565
Liabilities settled	(3,007)
Balance at June 30, 2023	$392,897

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
8. Distribution Restrictions
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2023 and December 31, 2022, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $4,272,023 and $4,187,593, respectively.
As of June 30, 2023, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of June 30, 2023, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of June 30, 2023, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $3,022,503.
9. Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and six months ended June 30, 2023 or 2022.
10. Long-term Debt
Long-term debt consists of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,082,096	$6,770	$1,075,326
Accounts Receivable Securitization Program	234,900	499	234,401
3 3/4% Senior Notes	600,000	5,467	594,533
3 5/8% Senior Notes	550,000	6,608	543,392
4% Senior Notes	549,477	6,072	543,405
4 7/8% Senior Notes	400,000	4,096	395,904
Other notes with various rates and terms	1,825	—	1,825
	3,418,298	29,512	3,388,786
Less current maturities	(235,287)	(499)	(234,788)
Long-term debt, excluding current maturities	$3,183,011	$29,013	$3,153,998

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
The senior credit facility, as established by the Fourth Amended and Restated Credit Agreement (the “senior credit facility”), consists of (i) a $750,000 senior secured revolving credit facility which will mature on February 6, 2025 (the “revolving credit facility”), (ii) a $600,000 senior secured Term B loan facility (the “Term B loans”) which will mature on February 6, 2027, (iii) a $350,000 senior secured Term A loan facility (the "Term A loans") which will mature on February 6, 2025, and (iv) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to a pro forma secured debt ratio of 4.50 to 1.00, as well as certain other conditions including lender approval. Lamar Media borrowed all $600,000 in Term B loans on February 6, 2020. The entire amount of the Term B loans will be payable at maturity. The net proceeds from the Term B loans, together with borrowings under the revolving portion of the senior credit facility and a portion of the proceeds of the issuance of the 3 3/4% Senior Notes due 2028 and 4% Senior Notes due 2030 (both as described below), were used to repay all outstanding amounts under the Third Amended and Restated Credit Agreement, and all revolving commitments under that facility were terminated.
The Term B loans mature on February 6, 2027 with no required amortization payments. The Term B loans bear interest at rates based on the Term Secured Overnight Financing Rate ("Term SOFR") plus a credit spread adjustment of 0.10% (Term SOFR plus such credit spread adjustment, the "Adjusted Term SOFR Rate”) or the Adjusted Base Rate, at Lamar Media’s option. Term B loans bearing interest at a rate based on Term SOFR bear interest at a rate per annum equal to Term SOFR plus 1.50%. Term B loans bearing interest at a rate based on the Adjusted Base Rate bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50%.
The revolving credit facility bears interest at rates based on Term SOFR ("Term SOFR revolving loans”) or the Adjusted Base Rate (“Base Rate revolving loans”), at Lamar Media’s option. Term SOFR revolving loans bear interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50% (or the Adjusted Term SOFR Rate plus 1.25% at any time the Total Debt Ratio is less than or equal to 3.25 to 1). Base Rate revolving loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50% (or the Adjusted Base Rate plus 0.25% at any time the total debt ratio is less than or equal to 3.25 to 1). The guarantees, covenants, events of default and other terms of the senior credit facility apply to the Term B loans and revolving credit facility.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
On July 29, 2022, Lamar Media entered into Amendment No. 2 (the "Amendment No. 2") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. Amendment No. 2 established the Term A loans as a new class of incremental term loans. The Term A loans will mature on February 6, 2025 with no required amortization payments prior to maturity and bear interest at rates based on Term SOFR ("Term SOFR Term A loans") or the Adjusted Base Rate ("Base Rate Term A loans"), at Lamar Media's option. Term SOFR Term A loans bear interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50% (or the Adjusted Term SOFR Rate plus 1.25% at any time the Total Debt Ratio is less than or equal to 3.25 to 1). Base Rate Term A loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50% (or the Adjusted Base Rate plus 0.25% at any time the total debt ratio is less than or equal to 3.25 to 1). The covenants, events of default and other terms of the senior credit facility apply to the Term A loans. Lamar Media borrowed all $350,000 in Term A loans on July 29, 2022. The entire amount of the Term A loans will be payable at maturity. Proceeds from the Term A loans were used to repay outstanding balances on the revolving credit facility and a portion of the outstanding balance on the Accounts Receivable Securitization Program.
On April 26, 2023, Lamar Media entered into Amendment No. 3 (the "Amendment No. 3") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank N.A. as administrative agent and the lenders party thereto. Amendment No. 3 replaced the London Interbank Offered Rates as administered by the ICE Benchmark Administration with Term SOFR as the successor rate, as set in the Fourth Amended and Restated Credit Agreement. All other material terms and conditions of the Fourth Amended and Restated Credit Agreement remain unchanged by Amendment No. 3.
As of June 30, 2023, there were $133,000 in borrowings outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $8,683 in letters of credit outstanding as of June 30, 2023 resulting in $608,317 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 6, 2025.
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
As of June 30, 2023 there was $234,900 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Based on the availability of eligible accounts, Lamar Media had an additional $5,000 available for borrowing under the Accounts Receivable Securitization Program as of June 30, 2023. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the six months ended June 30, 2023.
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
Debt Repurchase Program
On March 16, 2020, the Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On February 23, 2023, the Board of Directors authorized the extension of the repurchase program through September 30, 2024. There were no repurchases under the program as of June 30, 2023.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
11. Fair Value of Financial Instruments
At June 30, 2023 and December 31, 2022, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,159,472 which does not exceed the carrying amount of $3,418,298 as of June 30, 2023. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).
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
13. Dividends/Distributions
During the three months ended June 30, 2023 and 2022, the Company declared and paid cash distributions in an aggregate amount of $127,538 or $1.25 per share and $121,808 or $1.20 per share, respectively. During the six months ended June 30, 2023 and 2022, the Company declared and paid cash distributions in an aggregate amount of $254,998 or $2.50 per share and $233,410 or $2.30 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of general economic conditions on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three and six months ended June 30, 2023 and 2022, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share and $182 or $31.90 per share for each period, respectively.
14. Information about Geographic Areas
Revenues from external customers attributable to foreign countries totaled $13,762 and $13,269 for the six months ended June 30, 2023 and 2022, respectively. Net carrying value of long-lived assets located in foreign countries totaled $13,786 and $11,763 as of June 30, 2023 and December 31, 2022, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.
15. Stockholders’ Equity
Sales Agreement. On June 21, 2021, the Company entered into an equity distribution agreement (the "2021 Sales Agreement") with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms. Under the terms of the 2021 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals.

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
As of June 30, 2023, no shares of our Class A common stock have been sold under the 2021 Sales Agreement and accordingly $400,000 remained available to be sold under the 2021 Sales Agreement as of June 30, 2023.
Shelf Registration. On June 21, 2021, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company did not issue any shares under this shelf registration.
Stock Repurchase Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. On February 23, 2023, the Board of Directors authorized the extension of the repurchase program through September 30, 2024. There were no repurchases under the program as of June 30, 2023.
16. Subsequent Event
On July 31, 2023, Lamar Media entered into Amendment No. 4 (the “Amendment No. 4”), to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto. Amendment No. 4 extends the maturity date of Lamar Media’s $750,000 revolving credit facility such that the revolving credit facility matures July 31, 2028; provided, that, if on the date (a "Springing Maturity Test Date") that is 91 days prior to either the then scheduled maturity date of Lamar Media’s Term B loans (which is currently February 6, 2027) or the February 15, 2028 maturity date of Lamar Media’s 3 3/4% Notes, the Company and its restricted subsidiaries do not have sufficient liquidity (defined as unrestricted cash and cash equivalents of the Company and its restricted subsidiaries plus unused commitments under the revolving credit facility) to repay in full the aggregate outstanding amount (including all accrued and unpaid interest, premiums and make-whole amounts (if any)) of the Term B loans or the 3 3/4% Notes (as applicable), the revolving credit facility will mature on such Springing Maturity Test Date. On the maturity date of the revolving credit facility, the entire principal amount of revolving loans outstanding under the revolving credit facility, together with all accrued and unpaid interest on such revolving loans, will be due and payable.
Amendment No. 4 also establishes a $75,000 swingline as a sublimit of the revolving credit facility, which allows Lamar Media to borrow revolving loans on a same-day basis, in an aggregate outstanding principal amount of up to $75,000. In addition, Amendment No. 4 amends the provisions of the Fourth Amended and Restated Credit Agreement related to incremental facilities to allow Lamar Media to establish, from to time to time, one or more new incremental revolving facilities on the terms, and subject to the conditions, set forth therein.
The interest rates, unused fees, guarantees, covenants, events of default and other material terms of the Fourth Amended and Restated Credit Agreement applicable to the revolving credit facility remain unchanged by Amendment No. 4.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,279	$52,119
Receivables, net of allowance for doubtful accounts of $11,421 and $11,418 in 2023 and 2022, respectively	322,193	285,039
Other current assets	35,311	26,894
Total current assets	404,783	364,052
Property, plant and equipment	4,194,469	4,109,146
Less accumulated depreciation and amortization	(2,662,820)	(2,609,447)
Net property, plant and equipment	1,531,649	1,499,699
Operating lease right of use assets	1,286,390	1,271,631
Financing lease right of use assets	12,611	14,037
Goodwill	2,025,121	2,025,117
Intangible assets, net	1,163,205	1,206,158
Other assets	80,542	77,778
Total assets	$6,504,301	$6,458,472
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$17,184	$19,643
Current maturities of long-term debt, net of deferred financing costs of $499 and $593 in 2023 and 2022, respectively	234,788	249,785
Current operating lease liabilities	185,647	205,838
Current financing lease liabilities	1,331	1,331
Accrued expenses	78,201	108,724
Deferred income	171,853	131,847
Total current liabilities	689,004	717,168
Long-term debt, net of deferred financing costs of $29,013 and $32,022 in 2023 and 2022, respectively	3,153,998	3,063,020
Operating lease liabilities	1,039,326	1,035,655
Financing lease liabilities	15,280	15,945
Deferred income tax liabilities	9,317	9,651
Asset retirement obligation	392,897	390,442
Other liabilities	41,432	39,090
Total liabilities	5,341,254	5,270,971
Stockholder's equity:
Common stock, par value $0.01, 3,000 shares authorized, 100 shares issued and outstanding at 2023 and 2022	—	—
Additional paid-in-capital	3,160,907	3,132,178
Accumulated comprehensive loss	(258)	(659)
Accumulated deficit	(1,998,057)	(1,944,018)
Non-controlling interest	455	—
Stockholder's equity	1,163,047	1,187,501
Total liabilities and stockholder's equity	$6,504,301	$6,458,472
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statements of Income
Net revenues	$541,137	$517,852	$1,012,469	$969,240
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	171,783	166,723	340,215	324,495
General and administrative expenses (exclusive of depreciation and amortization)	90,525	90,658	175,660	173,742
Corporate expenses (exclusive of depreciation and amortization)	28,447	27,481	56,838	49,357
Depreciation and amortization	75,158	67,750	148,283	136,377
Gain on disposition of assets	(1,676)	(1,374)	(4,364)	(1,937)
	364,237	351,238	716,632	682,034
Operating income	176,900	166,614	295,837	287,206
Other (income) expense
Interest income	(477)	(279)	(938)	(494)
Interest expense	43,649	29,493	85,093	56,279
Equity in earnings of investee	(449)	(355)	(627)	(1,101)
	42,723	28,859	83,528	54,684
Income before income tax expense	134,177	137,755	212,309	232,522
Income tax expense	3,180	3,440	4,978	5,920
Net income	130,997	134,315	207,331	226,602
Earnings attributable to non-controlling interest	268	—	425	—
Net income attributable to controlling interest	$130,729	$134,315	$206,906	$226,602
Statements of Comprehensive Income
Net income	$130,997	$134,315	$207,331	$226,602
Other comprehensive income (loss)
Foreign currency translation adjustments	403	(683)	401	(369)
Comprehensive income	131,400	133,632	207,732	226,233
Earnings attributable to non-controlling interest	(268)	—	(425)	—
Comprehensive income attributable to controlling interest	$131,132	$133,632	$207,307	$226,233
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2022	$—	$3,132,178	$(659)	$(1,944,018)	$—	$1,187,501
Contribution from parent	—	23,447	—	—	—	23,447
Reallocation of capital	—	(1,016)	—	—	397	(619)
Foreign currency translations	—	—	(2)	—	—	(2)
Net income	—	—	—	76,177	157	76,334
Dividend to parent	—	—	—	(133,406)	(214)	(133,620)
Balance, March 31, 2023	$—	$3,154,609	$(661)	$(2,001,247)	$340	$1,153,041
Contribution from parent	—	6,298	—	—	—	6,298
Foreign currency translations	—	—	403	—	—	403
Net income	—	—	—	130,729	268	130,997
Dividend to parent	—	—	—	(127,539)	(153)	(127,692)
Balance, June 30, 2023	$—	$3,160,907	$(258)	$(1,998,057)	$455	$1,163,047

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2021	$—	$3,071,905	$855	$(1,864,414)	$—	$1,208,346
Contribution from parent	—	36,447	—	—	—	36,447
Foreign currency translations	—	—	314	—	—	314
Net income	—	—	—	92,287	—	92,287
Dividend to parent	—	—	—	(122,047)	—	(122,047)
Balance, March 31, 2022	$—	$3,108,352	$1,169	$(1,894,174)	$—	$1,215,347
Contribution from parent	—	4,582	—	—	—	4,582
Foreign currency translations	—	—	(683)	—	—	(683)
Net income	—	—	—	134,315	—	134,315
Dividend to parent	—	—	—	(121,809)	—	(121,809)
Balance, June 30, 2022	$—	$3,112,934	$486	$(1,881,668)	$—	$1,231,752
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$207,331	$226,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,283	136,377
Non-cash compensation	12,446	9,223
Amortization included in interest expense	3,294	2,950
Gain on disposition of assets	(4,364)	(1,937)
Equity in earnings of investee	(627)	(1,101)
Deferred tax (benefit) expense	(345)	1,212
Provision for doubtful accounts	5,558	4,368
Changes in operating assets and liabilities:
Increase in:
Receivables	(42,589)	(36,153)
Prepaid expenses	(5,453)	(5,513)
Other assets	(4,249)	(2,581)
(Decrease) increase in:
Trade accounts payable	(1,882)	(995)
Accrued expenses	(16,531)	(15,086)
Operating lease liabilities	(30,656)	(21,780)
Other liabilities	14,423	(16,266)
Net cash provided by operating activities	284,639	279,320
Cash flows from investing activities:
Acquisitions	(42,122)	(234,292)
Capital expenditures	(93,007)	(75,802)
Proceeds from disposition of assets and investments	5,120	1,716
Net cash used in investing activities	(130,009)	(308,378)
Cash flows from financing activities:
Principal payments on long-term debt	(188)	(182)
Principal payments on financing leases	(666)	(666)
Payments on revolving credit facility	(110,000)	(240,000)
Proceeds received from revolving credit facility	198,000	400,000
Proceeds received from accounts receivable securitization program	31,900	65,000
Payments on accounts receivable securitization program	(47,000)	—
Debt issuance costs	(25)	(200)
Distributions to non-controlling interest	(367)	(98)
Contributions from parent	29,745	41,029
Dividend to parent	(260,945)	(243,856)
Net cash (used in) provided by financing activities	(159,546)	21,027
Effect of exchange rate changes in cash and cash equivalents	76	(71)
Net decrease in cash and cash equivalents	(4,840)	(8,102)
Cash and cash equivalents at beginning of period	52,119	99,288
Cash and cash equivalents at end of period	$47,279	$91,186
Supplemental disclosures of cash flow information:
Cash paid for interest	$81,882	$53,149
Cash paid for foreign, state and federal income taxes	$6,896	$6,201
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
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8, 10, 11, 12, 14, 15 and 16 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.
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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Balance Sheet as of June 30, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$36,826	$44,293	$323,664	$—	$404,783
Net property, plant and equipment	—	1,513,784	17,865	—	1,531,649
Operating lease right of use assets	—	1,270,671	15,719	—	1,286,390
Intangibles and goodwill, net	—	3,171,312	17,014	—	3,188,326
Other assets	4,586,262	363,024	234,439	(5,090,572)	93,153
Total assets	$4,623,088	$6,363,084	$608,701	$(5,090,572)	$6,504,301
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$387	$234,401	$—	$234,788
Current operating lease liabilities	—	178,100	7,547	—	185,647
Other current liabilities	38,476	214,115	15,978	—	268,569
Total current liabilities	38,476	392,602	257,926	—	689,004
Long-term debt	3,152,560	1,438	—	—	3,153,998
Operating lease liabilities	—	1,032,040	7,286	—	1,039,326
Other noncurrent liabilities	269,460	418,326	347,323	(576,183)	458,926
Total liabilities	3,460,496	1,844,406	612,535	(576,183)	5,341,254
Stockholder's equity	1,162,592	4,518,678	(3,834)	(4,514,389)	1,163,047
Total liabilities and stockholder's equity	$4,623,088	$6,363,084	$608,701	$(5,090,572)	$6,504,301

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income
for the Three Months Ended June 30, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$530,670	$11,187	$(720)	$541,137
Operating expenses (income)
Direct advertising expenses(1)	—	164,647	7,856	(720)	171,783
General and administrative expenses(1)	—	88,360	2,165	—	90,525
Corporate expenses(1)	—	28,019	428	—	28,447
Depreciation and amortization	—	74,085	1,073	—	75,158
(Gain) loss on disposition of assets	—	(1,678)	2	—	(1,676)
	—	353,433	11,524	(720)	364,237
Operating income (loss)	—	177,237	(337)	—	176,900
Equity in (earnings) loss of subsidiaries	(170,889)	—		170,889	—
Interest expense (income), net	40,160	(439)	3,451	—	43,172
Equity in earnings of investee	—	(449)	—	—	(449)
Income (loss) before income tax expense	130,729	178,125	(3,788)	(170,889)	134,177
Income tax expense(2)	—	3,061	119	—	3,180
Net income (loss)	130,729	175,064	(3,907)	(170,889)	130,997
Earnings attributable to non-controlling interest	—	115	153	—	268
Net income (loss) attributable to controlling interest	$130,729	$174,949	$(4,060)	$(170,889)	$130,729
Statement of Comprehensive Income
Net income (loss)	$130,729	$175,064	$(3,907)	$(170,889)	$130,997
Total other comprehensive income, net of tax	—	—	403	—	403
Total comprehensive income (loss)	130,729	175,064	(3,504)	(170,889)	131,400
Earnings attributable to non-controlling interest	—	(115)	(153)	—	(268)
Comprehensive income (loss) attributable to controlling interest	$130,729	$174,949	$(3,657)	$(170,889)	$131,132

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income
for the Six Months Ended June 30, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$993,163	$20,582	$(1,276)	$1,012,469
Operating expenses (income)
Direct advertising expenses(1)	—	326,150	15,341	(1,276)	340,215
General and administrative expenses(1)	—	171,084	4,576	—	175,660
Corporate expenses(1)	—	56,011	827	—	56,838
Depreciation and amortization	—	146,362	1,921	—	148,283
(Gain) loss on disposition of assets	—	(4,366)	2	—	(4,364)
	—	695,241	22,667	(1,276)	716,632
Operating income (loss)	—	297,922	(2,085)	—	295,837
Equity in (earnings) loss of subsidiaries	(285,124)	—	—	285,124	—
Interest expense (income), net	78,218	(895)	6,832	—	84,155
Equity in earnings of investee	—	(627)	—	—	(627)
Income (loss) before income tax expense	206,906	299,444	(8,917)	(285,124)	212,309
Income tax expense(2)	—	4,768	210	—	4,978
Net income (loss)	206,906	294,676	(9,127)	(285,124)	207,331
Earnings attributable to non-controlling interest	—	135	290	—	425
Net income (loss) attributable to controlling interest	$206,906	$294,541	$(9,417)	$(285,124)	$206,906
Statement of Comprehensive Income
Net income (loss)	$206,906	$294,676	$(9,127)	$(285,124)	$207,331
Total other comprehensive income, net of tax	—	—	401	—	401
Total comprehensive income (loss)	206,906	294,676	(8,726)	(285,124)	207,732
Earnings attributable to non-controlling interest	—	(135)	(290)	—	(425)
Comprehensive income (loss) attributable to controlling interest	$206,906	$294,541	$(9,016)	$(285,124)	$207,307
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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$202,750	$389,003	$(43,138)	$(263,976)	$284,639
Cash flows from investing activities:
Acquisitions	—	(42,122)	—	—	(42,122)
Capital expenditures	—	(89,858)	(3,149)	—	(93,007)
Proceeds from disposition of assets and investments	—	5,120	—	—	5,120
Investment in subsidiaries	(42,122)	—	—	42,122	—
(Increase) decrease in intercompany notes receivable	(20,431)	—	—	20,431	—
Net cash (used in) provided by investing activities	(62,553)	(126,860)	(3,149)	62,553	(130,009)
Cash flows from financing activities:
Proceeds received from revolving credit facility	198,000	—	—	—	198,000
Payment on revolving credit facility	(110,000)	—	—	—	(110,000)
Principal payments on long-term debt	—	(188)	—	—	(188)
Principal payments on financing leases	—	(666)	—	—	(666)
Payment on accounts receivable securitization program	—	—	(47,000)	—	(47,000)
Proceeds received from accounts receivable securitization program	—	—	31,900	—	31,900
Debt issuance costs	—	—	(25)	—	(25)
Intercompany loan (payments) proceeds	—	(38,623)	59,054	(20,431)	—
Distributions to non-controlling interest	—	(220)	(147)	—	(367)
Dividends (to) from parent	(260,945)	(263,976)	—	263,976	(260,945)
Contributions from (to) parent	29,745	42,122	—	(42,122)	29,745
Net cash (used in) provided by financing activities	(143,200)	(261,551)	43,782	201,423	(159,546)
Effect of exchange rate changes in cash and cash equivalents	—	—	76	—	76
Net (decrease) increase in cash and cash equivalents	(3,003)	592	(2,429)	—	(4,840)
Cash and cash equivalents at beginning of period	39,729	1,285	11,105	—	52,119
Cash and cash equivalents at end of period	$36,726	$1,877	$8,676	$—	$47,279

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
LAMAR ADVERTISING COMPANY
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2023 and 2022. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes thereto.
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
During the six months ended June 30, 2023, the Company completed multiple acquisitions for a total cash purchase price of approximately $42.1 million. See Uses of Cash – Acquisitions for more information. The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total capital expenditures:
Billboard — traditional	$15,423	$10,091	$28,961	$18,223
Billboard — digital	24,109	28,618	41,541	41,954
Logos	3,991	3,595	7,131	6,003
Transit	670	1,714	1,389	2,204
Land and buildings	3,517	1,146	7,691	2,635
Operating equipment	3,012	1,879	6,294	4,783
Total capital expenditures	$50,722	$47,043	$93,007	$75,802

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

RESULTS OF OPERATIONS
Six months ended June 30, 2023 compared to six months ended June 30, 2022
Net revenues increased $43.2 million or 4.5% to $1.01 billion for the six months ended June 30, 2023 from $969.2 million for the same period in 2022. This increase was primarily attributable to an increase in billboard net revenues of $34.9 million and an increase in transit net revenues of $7.3 million over the same period in 2022.
For the six months ended June 30, 2023, there was a $21.3 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2022, which represents an increase of 2.1%. See "Reconciliations" below. The $21.3 million increase in revenue is primarily due to an increase of $14.2 million in billboard net revenues as well as an increase in transit net revenues of $6.0 million over the same period in 2022.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $25.1 million, or 4.6%, to $573.0 million for the six months ended June 30, 2023 from $547.8 million for the same period in 2022. The $25.1 million increase over the prior year is comprised of a $25.6 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) primarily related to the operations of our outdoor advertising assets, as well as a $3.2 million increase in stock-based compensation, offset by a $3.7 million decrease in transaction expenses related to acquisitions and the write-off of deferred offering costs.
Depreciation and amortization expense increased $11.9 million to $148.3 million for the six months ended June 30, 2023 as compared to $136.4 million for the same period in 2022, primarily related to acquisitions and capital expenditures completed during 2022.
For the six months ended June 30, 2023, the Company recognized a gain on disposition of assets of $4.4 million primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased by $8.6 million to $295.6 million for the six months ended June 30, 2023 as compared to $287.0 million for the same period in 2022.
Interest expense increased $28.8 million for the six months ended June 30, 2023 to $85.1 million as compared to $56.3 million for the six months ended June 30, 2022 primarily due to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
Equity in earnings of investee was $0.6 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.
The increase in operating income, offset by the increase in interest expense, resulted in a $20.2 million decrease in net income before income taxes. The effective tax rate for the six months ended June 30, 2023 was 2.3%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the six months ended June 30, 2023 of $207.1 million, as compared to net income of $226.4 million for the same period in 2022.
Reconciliations:
Because acquisitions occurring after December 31, 2021 have contributed to our net revenue results for the periods presented, we provide 2022 acquisition-adjusted net revenue, which adjusts our 2022 net revenue for the six months ended June 30, 2022 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2023.

Reconciliations of 2022 reported net revenue to 2022 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2022 acquisition-adjusted net revenue to 2023 reported net revenue for the six months ended June 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Reported net revenue	$1,012,469	$969,240
Acquisition net revenue	—	21,973
Adjusted totals	$1,012,469	$991,213
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
Net income	$207,086	$226,356	$(19,270)	(8.5)%
Income tax expense	4,978	5,920	(942)
Transaction expenses	—	3,676	(3,676)
Interest expense (income), net	84,155	55,785	28,370
Equity in earnings of investee	(627)	(1,101)	474
Gain on disposition of assets	(4,364)	(1,937)	(2,427)
Depreciation and amortization	148,283	136,377	11,906
Capitalized contract fulfillment costs, net	(86)	309	(395)
Stock-based compensation expense	12,446	9,223	3,223
Adjusted EBITDA	$451,871	$434,608	$17,263	4.0%
Adjusted EBITDA for the six months ended June 30, 2023 increased 4.0% to $451.9 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $27.1 million, offset by an increase in total general and administrative and corporate expenses of $9.9 million, excluding the impact of stock-based compensation expense and transaction expenses.

Net Income/FFO/AFFO
(in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
Net income	$207,086	$226,356	$(19,270)	(8.5)%
Depreciation and amortization related to real estate	142,406	130,075	12,331
Gain from sale or disposal of real estate, net of tax	(4,307)	(1,773)	(2,534)
Adjustments for unconsolidated affiliates and non-controlling interest	(1,052)	(771)	(281)
FFO	$344,133	$353,887	$(9,754)	(2.8)%
Straight line expense	2,340	2,143	197
Capitalized contract fulfillment costs, net	(86)	309	(395)
Stock-based compensation expense	12,446	9,223	3,223
Non-cash portion of tax provision	(345)	1,212	(1,557)
Non-real estate related depreciation and amortization	5,877	6,303	(426)
Amortization of deferred financing costs	3,294	2,950	344
Transaction expenses	—	3,676	(3,676)
Capital expenditures - maintenance	(30,240)	(31,673)	1,433
Adjustments for unconsolidated affiliates and non-controlling interest	1,052	771	281
AFFO	$338,471	$348,801	$(10,330)	(3.0)%
FFO for the six months ended June 30, 2023 decreased from $353.9 million in 2022 to $344.1 million for the same period in 2023, a decrease of 2.8%. AFFO for the six months ended June 30, 2023 decreased 3.0% to $338.5 million as compared to $348.8 million for the same period in 2022. The decrease in AFFO was primarily attributable to an increase in our interest expense of $28.8 million and an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses), offset by an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net).
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Net revenues increased $23.3 million or 4.5% to $541.1 million for the three months ended June 30, 2023 from $517.9 million for the same period in 2022. This increase was primarily attributable to an increase in billboard net revenues of $19.5 million and an increase in transit net revenues of $3.4 million over the same period in 2022.
For the three months ended June 30, 2023, there was a $14.3 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2022, which represents an increase of 2.7%. See "Reconciliations" below. The $14.3 million increase in revenue is primarily due to an increase of $10.8 million in billboard net revenues as well as an increase in transit net revenues of $3.0 million over the same period in 2022.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $5.9 million, or 2.1%, to $290.9 million for the three months ended June 30, 2023 from $285.0 million for the same period in 2022. The $5.9 million increase over the prior year is comprised of a $12.6 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) primarily related to the operations of our outdoor advertising assets, offset by a $3.0 million decrease in stock-based compensation and a $3.7 million decrease in transaction expenses related to acquisitions and the write-off of deferred offering costs.
Depreciation and amortization expense increased $7.4 million to $75.2 million for the three months ended June 30, 2023 as compared to $67.8 million for the same period in 2022, primarily related to acquisitions and capital expenditures completed during 2022.
For the three months ended June 30, 2023, the Company recognized a gain on disposition of assets of $1.7 million primarily resulting from transactions related to the sale of billboard locations and displays.

Due to the above factors, operating income increased by $10.3 million to $176.8 million for the three months ended June 30, 2023 as compared to $166.5 million for the same period in 2022.
Interest expense increased $14.2 million for the three months ended June 30, 2023 to $43.6 million as compared to $29.5 million for the three months ended June 30, 2022 primarily due to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
Equity in earnings of investee was $0.4 million for the three months ended June 30, 2023 and 2022.
The increase in operating income, offset by the increase in interest expense, resulted in a $3.6 million decrease in net income before income taxes. The effective tax rate for the three months ended June 30, 2023 was 2.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the three months ended June 30, 2023 of $130.9 million, as compared to net income of $134.2 million for the same period in 2022.
Reconciliations:
Because acquisitions occurring after December 31, 2021 have contributed to our net revenue results for the periods presented, we provide 2022 acquisition-adjusted net revenue, which adjusts our 2022 net revenue for the three months ended June 30, 2022 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2023.
Reconciliations of 2022 reported net revenue to 2022 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2022 acquisition-adjusted net revenue to 2023 reported net revenue for the three months ended June 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Reported net revenue	$541,137	$517,852
Acquisition net revenue	—	9,024
Adjusted totals	$541,137	$526,876

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
Net income	$130,888	$134,205	$(3,317)	(2.5)%
Income tax expense	3,180	3,440	(260)
Transaction expenses	—	3,676	(3,676)
Interest expense (income), net	43,172	29,214	13,958
Equity in earnings of investee	(449)	(355)	(94)
Gain on disposition of assets	(1,676)	(1,374)	(302)
Depreciation and amortization	75,158	67,750	7,408
Capitalized contract fulfillment costs, net	(760)	(637)	(123)
Stock-based compensation expense	4,406	7,443	(3,037)
Adjusted EBITDA	$253,919	$243,362	$10,557	4.3%
Adjusted EBITDA for the three months ended June 30, 2023 increased 4.3% to $253.9 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $18.1 million, offset by an increase in total general and administrative and corporate expenses of $7.5 million, excluding the impact of stock-based compensation expense and transaction expenses.
Net Income/FFO/AFFO
(in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
Net income	$130,888	134,205	$(3,317)	(2.5)%
Depreciation and amortization related to real estate	72,056	64,549	7,507
Gain from sale or disposal of real estate, net of tax	(1,587)	(1,319)	(268)
Adjustments for unconsolidated affiliates and non-controlling interest	(717)	124	(841)
FFO	$200,640	$197,559	$3,081	1.6%
Straight line expense	1,383	1,228	155
Capitalized contract fulfillment costs, net	(760)	(637)	(123)
Stock-based compensation expense	4,406	7,443	(3,037)
Non-cash portion of tax provision	807	1,554	(747)
Non-real estate related depreciation and amortization	3,102	3,202	(100)
Amortization of deferred financing costs	1,652	1,479	173
Transaction expenses	—	3,676	(3,676)
Capital expenditures - maintenance	(17,548)	(18,488)	940
Adjustments for unconsolidated affiliates and non-controlling interest	717	(124)	841
AFFO	$194,399	$196,892	$(2,493)	(1.3)%
FFO for the three months ended June 30, 2023 increased from $197.6 million in 2022 to $200.6 million for the same period in 2023, an increase of 1.6%. AFFO for the three months ended June 30, 2023 decreased 1.3% to $194.4 million as compared to $196.9 million for the same period in 2022. The decrease in AFFO was primarily attributable to an increase in our interest expense of $14.2 million and an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses) offset by an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net).

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
Sources of Cash
Total Liquidity. As of June 30, 2023 we had $661.1 million of total liquidity, which is comprised of $47.8 million in cash and cash equivalents, $608.3 million of availability under the revolving portion of Lamar Media’s senior credit facility and $5.0 million of availability under the Accounts Receivable Securitization Program. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.
As of June 30, 2023 and December 31, 2022, the Company had a working capital deficit of $293.0 million and $361.5 million, respectively. The decrease in working capital deficit of $68.5 million is primarily due to increases in receivables and other current assets and decreases in payroll related accrued expenses.
Cash Generated by Operations. For the six months ended June 30, 2023 and 2022, our cash provided by operating activities was $306.9 million and $312.6 million, respectively. The decrease in cash provided by operating activities for the six months ended June 30, 2023 over the same period in 2022 primarily relates to an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets, and depreciation and amortization) of $21.9 million and an increase in interest expense of $28.8 million offset by an increase in revenues of $43.2 million. We expect to generate cash flows from operations during 2023 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. We believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.
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

As of June 30, 2023, there was $234.9 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Based on the availability of eligible accounts, Lamar Media had $5.0 million of unused availability under the Accounts Receivable Securitization Program as of June 30, 2023. The Accounts Receivable Securitization Program will mature on July 21, 2025.
“At-the-Market” Offering Program. On June 21, 2021, the Company entered into an equity distribution agreement (the "2021 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms. Under the terms of the 2021 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2021 Sales Agreement and may at any time suspend solicitations and offers under the 2021 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2021 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under this program from its inception through June 30, 2023.
Shelf Registration Statement. On June 21, 2021, the Company filed a new automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company did not issue any shares under either shelf registration.
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
The senior credit facility, as established by the Fourth Amended and Restated Credit Agreement (the “senior credit facility”), consists of (i) a $750.0 million senior secured revolving credit facility which will mature on February 6, 2025 (the “revolving credit facility”), (ii) a $600.0 million senior secured Term B loan facility (the “Term B loans”) which will mature on February 6, 2027, (iii) a $350.0 million senior secured Term A loan facility (the "Term A loans") which will mature on February 6, 2025, and (iv) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to a pro forma secured debt ratio calculated as described under “Restrictions under Senior Credit Facility” of 4.50 to 1.00, as well as certain other conditions including lender approval. Lamar Media borrowed all $600.0 million in Term B loans on February 6, 2020. The entire amount of the Term B loans will be payable at maturity.
The Term B loans bear interest at rates based on Term SOFR plus a credit spread adjustment of 0.10% (Term SOFR plus such credit spread adjustment, the "Adjusted Term SOFR Rate”) or the Adjusted Base Rate, at Lamar Media’s option. Term B loans bearing interest at a rate based on Term SOFR bear interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50%. Term B loans bearing interest at a rate based on the Adjusted Base Rate bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50%. The revolving credit facility bears interest at rates based on Term SOFR ("Term SOFR revolving loans”) or the Adjusted Base Rate (“Base Rate revolving loans”), at Lamar Media’s option. Term SOFR revolving loans bear interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50% (or the Adjusted Term SOFR Rate plus 1.25% at any time the Total Debt Ratio is less than or equal to 3.25 to 1). Base Rate revolving loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50% (or the Adjusted Base Rate plus 0.25% at any time the total debt ratio is less than or equal to 3.25 to 1). The guarantees, covenants, events of default and other terms of the senior credit facility apply to the Term B loans and revolving credit facility.
On July 29, 2022, Lamar Media entered into Amendment No. 2 ("Amendment No. 2") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. Amendment No. 2 established the Term A loans as a new class of incremental term loans. The Term A loans will mature on February 6, 2025 and bear interest based on Term SOFR ("Term SOFR Term A loans") or the Adjusted Base Rate ("Base Rate Term A loans"), at Lamar Media's option. Term SOFR Term A loans bear interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50% (or the Adjusted Term SOFR Rate plus 1.25% at any time the Total Debt Ratio is less than or equal to 3.25 to 1). Base Rate Term A loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50% (or the Adjusted Base Rate plus 0.25% at any time the total debt ratio is less than or equal to 3.25 to 1). The covenants, events of default and other terms of the senior credit facility apply to the Term A loans. Lamar Media borrowed all $350.0 million in Term A loans on July 29, 2022. Proceeds from the Term A loans were used to repay outstanding balances on the revolving credit facility and a portion of the outstanding balance on our Accounts Receivable Securitization Program.
On April 26, 2023, Lamar Media entered into Amendment No. 3 ("Amendment No. 3") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank N.A. as administrative agent and the lenders party thereto. Amendment No. 3 replaced the London Interbank Offered Rates as administered by the ICE Benchmark Administration with Term SOFR as the successor rate, as set in the Fourth Amended and Restated Credit Agreement. All other material terms and conditions of the Fourth Amended and Restated Credit Agreement remain unchanged by Amendment No. 3.

On July 31, 2023, Lamar Media entered into Amendment No. 4 (the “Amendment No. 4”), to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto. Amendment No. 4 extends the maturity date of Lamar Media’s $750.0 million revolving credit facility such that the revolving credit facility matures July 31, 2028; provided, that, if on the date (a "Springing Maturity Test Date") that is 91 days prior to either the then scheduled maturity date of Lamar Media’s Term B loans (which is currently February 6, 2027) or the February 15, 2028 maturity date of Lamar Media’s 3 3/4% Notes, the Company and its restricted subsidiaries do not have sufficient liquidity (defined as unrestricted cash and cash equivalents of the Company and its restricted subsidiaries plus unused commitments under the revolving credit facility) to repay in full the aggregate outstanding amount (including all accrued and unpaid interest, premiums and make-whole amounts (if any)) of the Term B loans or the 3 3/4% Notes (as applicable), the revolving credit facility will mature on such Springing Maturity Test Date. On the maturity date of the revolving credit facility, the entire principal amount of revolving loans outstanding under the revolving credit facility, together with all accrued and unpaid interest on such revolving loans, will be due and payable.

Amendment No. 4 also establishes a $75.0 million swingline as a sublimit of the revolving credit facility, which allows Lamar Media to borrow revolving loans on a same-day basis, in an aggregate outstanding principal amount of up to $75.0 million. In addition, Amendment No. 4 amends the provisions of the Fourth Amended and Restated Credit Agreement related to incremental facilities to allow Lamar Media to establish, from to time to time, one or more new incremental revolving facilities on the terms, and subject to the conditions, set forth therein.

The interest rates, unused fees, guarantees, covenants, events of default and other material terms of the Fourth Amended and Restated Credit Agreement applicable to the revolving credit facility remain unchanged by Amendment No. 4.
As of June 30, 2023 the aggregate balance outstanding under the senior credit facility was $1.08 billion, consisting of $600.0 million in Term B loans aggregate principal balance, $350.0 million in Term A loans aggregate principal balance and $133.0 million outstanding borrowings under our revolving credit facility. Lamar Media had approximately $608.3 million of unused capacity under the revolving credit facility.
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
Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At June 30, 2023 we were, and currently, we are, in compliance with all such tests under the senior credit facility.
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
Uses of Cash
Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $93.0 million for the six months ended June 30, 2023. We anticipate our 2023 total capital expenditures to be approximately $185.0 million.
Acquisitions. During the six months ended June 30, 2023, the Company completed acquisitions for an aggregate purchase price of approximately $42.1 million, which were financed using available cash on hand and borrowings on the Accounts Receivable Securitization Program and senior credit facility.
Dividends. On February 23, 2023, the Company's Board of Directors declared a quarterly cash dividend of $1.25 per share, paid on March 31, 2023 to its stockholders of record of its Class A common stock and Class B common stock on March 17, 2023. On May 10, 2023, the Company's Board of Directors declared a quarterly cash dividend of $1.25 per share, paid on June 30,

2023 to its stockholders of record of its Class A common stock and Class B common stock on June 19, 2023. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2023 will be $5.00 per share of common stock, including the dividends paid on March 31, 2023 and June 30, 2023.
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
Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. On February 23, 2023, the Board of Directors authorized the extension of the repurchase program through September 30, 2024. There were no repurchases under the program as of June 30, 2023. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
Material Cash Requirements
Our expected material cash requirements for the twelve months following June 30, 2023 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.
Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of June 30, 2023 (in millions):

	Less than 1 year	Thereafter
Debt maturities(1)	$234.8	$3,154.0
Interest obligations on long-term debt(2)	170.2	564.7
Contractual obligations, including operating and financing leases	284.3	1,643.6
Total payments due	$689.3	$5,362.3
(1)    Debt maturities assume there is no refinancing prior to the existing maturity date.
(2)    Interest rates on our variable rate instruments assume rates at the June 2023 levels.

Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). On February 23, 2023, the Company's Board of Directors declared a quarterly cash dividend of $1.25 per share, paid on March 31, 2023 to its stockholders of record of its Class A common stock and Class B common stock on March 17, 2023. On May 10, 2023, the Company's Board of Directors declared a quarterly cash dividend of $1.25 per share, paid on June 30, 2023 to its stockholders of record of its Class A common stock and Class B common stock on June 19, 2023. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2023 will be $5.00 per share of common stock, including the dividends paid on March 31, 2023 and June 30, 2023.

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

Cash Flows

The Company's cash flows provided by operating activities decreased $5.8 million from $312.6 million for the six months ended June 30, 2022 to $306.9 million for the six months ended June 30, 2023, primarily resulting from an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets, and depreciation and amortization) of $21.9 million and an increase in interest expense of $28.8 million offset by an increase in revenues of $43.2 million, as compared to the same period in 2022.

Cash flows used in investing activities decreased $178.4 million from $308.4 million for the six months ended June 30, 2022 to $130.0 million for the six months ended June 30, 2023 primarily due to a net decrease in the amount of assets acquired through acquisitions, investments and capital expenditures of $175.0 million, as compared to the same period in 2022.

The Company's cash flows used in financing activities were $181.8 million for the six months ended June 30, 2023 as compared to $12.3 million for the six months ended June 30, 2022. The cash flows used in financing activities of $181.8 million for the six months ended June 30, 2023 is primarily due to cash paid for dividends and distributions offset by net borrowings on the senior credit facility.
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
LAMAR MEDIA CORP.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and six months ended June 30, 2023 and 2022. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.
RESULTS OF OPERATIONS
Six months ended June 30, 2023 compared to six months ended June 30, 2022
Net revenues increased $43.2 million or 4.5% to $1.01 billion for the six months ended June 30, 2023 from $969.2 million for the same period in 2022. This increase was primarily attributable to an increase in billboard net revenues of $34.9 million and an increase in transit net revenues of $7.3 million over the same period in 2022.
For the six months ended June 30, 2023, there was a $21.3 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2022, which represents an increase of 2.1%. See "Reconciliations" below. The $21.3 million increase in revenue is primarily due to an increase of $14.2 million in billboard net revenues as well as an increase in transit net revenues of $6.0 million over the same period in 2022.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $25.1 million, or 4.6% to $572.7 million for the six months ended June 30, 2023 from $547.6 million for the same period in 2022. The $25.1 million increase over the prior year is comprised of a $25.6 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) primarily related to the operations of our outdoor advertising assets, as well as a $3.2 million increase in stock-based compensation, offset by a $3.7 million decrease in transaction expenses related to acquisitions and the write-off of deferred offering costs.
Depreciation and amortization expense increased $11.9 million to $148.3 million for the six months ended June 30, 2023 as compared to $136.4 million for the same period in 2022, primarily related to acquisitions and capital expenditures completed during 2022.
For the six months ended June 30, 2023, Lamar Media recognized a gain on disposition of assets of $4.4 million, primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased by $8.6 million to $295.8 million for the six months ended June 30, 2023 as compared to $287.2 million for the same period in 2022.
Interest expense increased $28.8 million for the six months ended June 30, 2023 to $85.1 million as compared to $56.3 million for the six months ended June 30, 2022 primarily due to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
Equity in earnings of investee was $0.6 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.
The increase in operating income, offset by the increase in interest expense, resulted in a $20.2 million decrease in net income before income taxes. The effective tax rate for the six months ended June 30, 2023 was 2.3%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the six months ended June 30, 2023 of $207.3 million, as compared to net income of $226.6 million for the same period in 2022.
Reconciliations:
Because acquisitions occurring after December 31, 2021 have contributed to our net revenue results for the periods presented, we provide 2022 acquisition-adjusted net revenue, which adjusts our 2022 net revenue for the six months ended June 30, 2022 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2023.
Reconciliations of 2022 reported net revenue to 2022 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2022 acquisition-adjusted net revenue to 2023 reported net revenue for the six months ended June 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Reported net revenue	$1,012,469	$969,240
Acquisition net revenue	—	21,973
Adjusted totals	$1,012,469	$991,213

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
Net income	$207,331	$226,602	$(19,271)	(8.5)%
Income tax expense	4,978	5,920	(942)
Transaction expenses	—	3,676	(3,676)
Interest expense (income), net	84,155	55,785	28,370
Equity in earnings of investee	(627)	(1,101)	474
Gain on disposition of assets	(4,364)	(1,937)	(2,427)
Depreciation and amortization	148,283	136,377	11,906
Capitalized contract fulfillment costs, net	(86)	309	(395)
Stock-based compensation expense	12,446	9,223	3,223
Adjusted EBITDA	$452,116	$434,854	$17,262	4.0%
Adjusted EBITDA for the six months ended June 30, 2023 increased 4.0% to $452.1 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $27.1 million, offset by an increase in total general and administrative and corporate expenses of $9.9 million, excluding the impact of stock-based compensation expense and transaction expenses.
Net Income/FFO/AFFO
(in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
Net income	$207,331	$226,602	$(19,271)	(8.5)%
Depreciation and amortization related to real estate	142,406	130,075	12,331
Gain from sale or disposal of real estate, net of tax	(4,307)	(1,773)	(2,534)
Adjustments for unconsolidated affiliates and non-controlling interest	(1,052)	(771)	(281)
FFO	$344,378	$354,133	$(9,755)	(2.8)%
Straight line expense	2,340	2,143	197
Capitalized contract fulfillment costs, net	(86)	309	(395)
Stock-based compensation expense	12,446	9,223	3,223
Non-cash portion of tax provision	(345)	1,212	(1,557)
Non-real estate related depreciation and amortization	5,877	6,303	(426)
Amortization of deferred financing costs	3,294	2,950	344
Transaction expenses	—	3,676	(3,676)
Capital expenditures - maintenance	(30,240)	(31,673)	1,433
Adjustments for unconsolidated affiliates and non-controlling interest	1,052	771	281
AFFO	$338,716	$349,047	$(10,331)	(3.0)%
FFO for the six months ended June 30, 2023 decreased from $354.1 million in 2022 to $344.4 million for the same period in 2023, a decrease of 2.8%. AFFO for the six months ended June 30, 2023 decreased 3.0% to $338.7 million as compared to $349.0 million for the same period in 2022. The decrease in AFFO was primarily attributable to an increase in our interest expense of $28.8 million and an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses) offset by an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net).
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Net revenues increased $23.3 million or 4.5% to $541.1 million for the three months ended June 30, 2023 from $517.9 million for the same period in 2022. This increase was primarily attributable to an increase in billboard net revenues of $19.5 million and an increase in transit net revenues of $3.4 million over the same period in 2022.
For the three months ended June 30, 2023, there was a $14.3 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2022, which represents an increase of 2.7%. See "Reconciliations" below. The $14.3 million increase in revenue is primarily due to an increase of $10.8 million in billboard net revenues as well as an increase in transit net revenues of $3.0 million over the same period in 2022.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $5.9 million, or 2.1%, to $290.8 million for the three months ended June 30, 2023 from $284.9 million for the same period in 2022. The $5.9 million increase over the prior year is comprised of a $12.6 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) primarily related to the operations of our outdoor advertising assets, offset by a $3.0 million decrease in stock-based compensation and a $3.7 million decrease in transaction expenses related to acquisitions and the write-off of deferred offering costs.
Depreciation and amortization expense increased $7.4 million to $75.2 million for the three months ended June 30, 2023 as compared to $67.8 million for the same period in 2022, primarily related to acquisitions and capital expenditures completed during 2022.
For the three months ended June 30, 2023, Lamar Media recognized a gain on disposition of assets of $1.7 million, primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased by $10.3 million to $176.9 million for the three months ended June 30, 2023 as compared to $166.6 million for the same period in 2022.
Interest expense increased $14.2 million for the three months ended June 30, 2023 to $43.6 million as compared to $29.5 million for the three months ended June 30, 2022 primarily due to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
Equity in earnings of investee was $0.4 million for the three months ended June 30, 2023 and 2022.
The increase in operating income, offset by the increase in interest expense, resulted in a $3.6 million decrease in net income before income taxes. The effective tax rate for the three months ended June 30, 2023 was 2.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the three months ended June 30, 2023 of $131.0 million, as compared to net income of $134.3 million for the same period in 2022.
Reconciliations:
Because acquisitions occurring after December 31, 2021 have contributed to our net revenue results for the periods presented, we provide 2022 acquisition-adjusted net revenue, which adjusts our 2022 net revenue for the three months ended June 30, 2022 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2023.

Reconciliations of 2022 reported net revenue to 2022 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2022 acquisition-adjusted net revenue to 2023 reported net revenue for the three months ended June 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Reported net revenue	$541,137	$517,852
Acquisition net revenue	—	9,024
Adjusted totals	$541,137	$526,876
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
Net income	$130,997	$134,315	$(3,318)	(2.5)%
Income tax expense	3,180	3,440	(260)
Transaction expenses	—	3,676	(3,676)
Interest expense (income), net	43,172	29,214	13,958
Equity in earnings of investee	(449)	(355)	(94)
Gain on disposition of assets	(1,676)	(1,374)	(302)
Depreciation and amortization	75,158	67,750	7,408
Capitalized contract fulfillment costs, net	(760)	(637)	(123)
Stock-based compensation expense	4,406	7,443	(3,037)
Adjusted EBITDA	$254,028	$243,472	$10,556	4.3%
Adjusted EBITDA for the three months ended June 30, 2023 increased 4.3% to $254.0 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $18.1 million, offset by an increase in total general and administrative and corporate expenses of $7.5 million, excluding the impact of stock-based compensation expense and transaction expenses.

Net Income/FFO/AFFO
(in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
Net income	$130,997	$134,315	$(3,318)	(2.5)%
Depreciation and amortization related to real estate	72,056	64,549	7,507
Gain from sale or disposal of real estate, net of tax	(1,587)	(1,319)	(268)
Adjustments for unconsolidated affiliates and non-controlling interest	(717)	124	(841)
FFO	$200,749	$197,669	$3,080	1.6%
Straight line expense	1,383	1,228	155
Capitalized contract fulfillment costs, net	(760)	(637)	(123)
Stock-based compensation expense	4,406	7,443	(3,037)
Non-cash portion of tax provision	807	1,554	(747)
Non-real estate related depreciation and amortization	3,102	3,202	(100)
Amortization of deferred financing costs	1,652	1,479	173
Transaction expenses	—	3,676	(3,676)
Capital expenditures - maintenance	(17,548)	(18,488)	940
Adjustments for unconsolidated affiliates and non-controlling interest	717	(124)	841
AFFO	$194,508	$197,002	$(2,494)	(1.3)%
FFO for the three months ended June 30, 2023 increased from $197.7 million in 2022 to $200.7 million for the same period in 2023, an increase of 1.6%. AFFO for the three months ended June 30, 2023 decreased 1.3% to $194.5 million as compared to $197.0 million for the same period in 2022. The decrease in AFFO was primarily attributable to an increase in our interest expense of $14.2 million and an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses) offset by an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net).
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2023, and should be read in conjunction with Note 10 of the Notes to the Company’s Condensed Consolidated Financial Statements.
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
At June 30, 2023 there was approximately $1.32 billion of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 38.5% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2023 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $38.8 million, and the weighted average interest rate applicable to these borrowings during 2023 was 6.1%. Assuming that the weighted average interest rate was 200 basis points higher (that is 8.1% rather than 6.1%), then the Company’s 2023 interest expense would have increased by approximately $12.4 million for the six months ended June 30, 2023.
The Company attempts to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the senior credit facility to fix the interest applicable to its borrowings at an amount equal to the Adjusted Term SOFR Rate (as applicable), or Adjusted Base Rate plus the applicable margin for periods of up to twelve months (in certain cases with the consent of the lenders), which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.
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

10.1
Amendment No. 3, dated as of April 26, 2023 to the Fourth Amended and Restated Credit Agreement dated February 6, 2020, by and among Lamar Media, as Borrower, the Company, Lamar Media's subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and certain lenders from time to time party thereto. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-36756) filed on May 2, 2023 and incorporated herein by reference.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: August 3, 2023	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: August 3, 2023	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer