Form 10-K
period 2023-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2024-02-23
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Media Corp. has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark if either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $8,541,454,206 based on $99.25 per share as reported at the close of trading on the NASDAQ Global Select Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.
As of June 30, 2023, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2024
Lamar Advertising Company Class A common stock, $0.001 par value per share	87,645,560 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	14,420,085 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 16, 2024 (Proxy Statement)	Part III
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
Billboards. As of December 31, 2023, we owned and operated approximately 160,400 billboard advertising displays in 45 states and Canada. We rent most of our advertising space on two types of billboards: bulletins and posters.
•Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic.
•Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic.
In addition to traditional billboards, we also rent space on digital billboards, which are generally located on major traffic arteries and city streets. As of December 31, 2023, we owned and operated approximately 4,750 digital billboard advertising displays in 43 states and Canada.
Logo signs. We rent advertising space on logo signs located near highway exits.
•Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.
We are the largest provider of logo signs in the United States, operating 23 of the 26 privatized state logo sign contracts. As of December 31, 2023, we operated approximately 139,250 logo sign advertising displays in 23 states and the province of Ontario, Canada.
Transit advertising displays. We also rent advertising space on the exterior and interior of public transportation vehicles, in airport terminals, and on transit shelters and benches in over 80 markets. As of December 31, 2023, we operated approximately 47,850 transit advertising displays in 24 states and Canada.
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

OPERATING STRATEGIES
We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:
Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our tenants and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 78% of our outdoor net revenues for the year ended December 31, 2023, which management believes is higher than the industry average. We believe that the experience of our regional, territory and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 32 years. In an effort to provide high quality sales and service at the local level, we employed approximately 985 local account executives as of December 31, 2023. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of our central office, as well as our offices in other markets, in the event business opportunities or customers’ needs support such an allocation of resources.
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
In addition, we routinely invest in upgrading our existing displays and constructing new displays. Since January 1, 2014, we have invested approximately $1.23 billion in capitalized expenditures, which include improvements to our existing real estate portfolio, improvements to recently acquired locations and the construction of new locations. Our regular improvement and expansion of our advertising display inventory allows us to provide high quality service to our current tenants and to attract new tenants.
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
Reinvesting in capital expenditures including digital technology. We have a history of investing in capital expenditures, particularly in our digital platform. We spent approximately $178.3 million in total capital expenditures in fiscal year 2023, of which approximately $75.5 million was spent on digital technology. We expect our 2024 capitalized expenditures to be approximately $125 million.
Growing our out-of-home programmatic channel. We offer a portion of our unsold digital display inventory to advertisers via our programmatic partners. Through these programmatic partners, advertisers can buy advertising space across multiple channels, allowing them to complement their existing campaigns by leasing our digital out-of-home offerings. While the programmatic out-of-home channel is relatively new and a small portion of our existing business, we believe it represents a growth area for our industry and our business.
CAPITAL ALLOCATION STRATEGY
The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital. To maintain our REIT status, we are required to distribute to our stockholders annually an amount equal to at least 90% of our REIT taxable income, excluding net capital gains. After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. During 2023, we generated $783.6 million of cash from operating activities, which was used to fund capital expenditures, acquisitions, and dividends to our stockholders.

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
COMPANY OPERATIONS
Billboard Advertising
We rent most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2023, we owned and operated approximately 160,400 billboard advertising displays in 45 states and Canada.  In 2023, we derived approximately 77% of our billboard advertising net revenues from bulletin rentals and 23% from poster rentals.
Bulletins are large advertising structures (the most common size is 14 feet high by 48 feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2023, we operated approximately 79,400 bulletin displays.
We generally rent individually-selected bulletin space to advertisers for the duration of the contract (ranging from 4 to 52 weeks). We also rent bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.
Posters are smaller advertising structures (the most common size is 11 feet high by 23 feet wide, or 253 square feet; we also operate junior posters, which are 5 feet high by 11 feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts onto the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2023, we operated approximately 81,000 poster displays.
We generally rent poster space for 4 to 26 weeks, determined by the advertiser’s campaign needs.  Posters are sold in packages of Target Rating Point (“TRP”) levels, which determine the percentage of a target audience an advertiser needs to reach.  A package may include a combination of poster locations in order to meet reach and frequency campaign goals.
In addition to the traditional static displays, we also rent digital billboards. Digital billboards are large electronic light emitting diode (“LED”) displays (the most common sizes are 14 feet high by 48 feet wide, or 672 square feet; 10.5 feet high by 36 feet wide, or 378 square feet; and 10 feet high by 21 feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds. At December 31, 2023, our inventory included approximately 4,750 digital display billboards in various markets. These 4,750 digital billboards generated approximately 31% of billboard advertising net revenue.
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
Logo Sign Advertising
We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 23 of the 26 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2023, we operated approximately 42,200 logo sign structures containing approximately 139,250 logo advertising displays in the United States and Canada.
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
We also operate the tourist oriented directional signing (“TODS”) programs for the states of Colorado, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, Ohio, South Carolina, Utah, and the province of Ontario, Canada, providing approximately 16,000 advertising displays.
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
State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the Company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our 24 logo sign contracts in place, in the United States and Canada, at December 31, 2023, 4 are subject to renewal or expiration in 2024.
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
Transit Advertising
We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. Transit contracts are generally with the local municipalities and airport authorities and allow us the exclusive right to rent advertising space to customers in airports and on buses, benches or shelters. The terms of the contracts vary but generally range between 3-10 years, many with renewable options for contract extension. We rent transit advertising displays in airport terminals and on bus shelters, benches and buses in over 80 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising tenants. As of December 31, 2023, we operated approximately 47,850 transit advertising displays in 24 states and Canada.

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

	Percentage of Revenues for the year ended, December 31, 2023					Number of Displays for the year ended, December 31, 2023
Market	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Percentage of Total Displays
Las Vegas, NV	1.4%	2.2%	18.2%	—	2.8%	742	90	1,504	—	2,336	0.6%
New York, NY	2.3%	2.2%	—	—	2.0%	1,009	69	—	—	1,078	0.3%
Chicago, IL	1.9%	2.4%	—	—	1.8%	2,074	157	—	—	2,231	0.6%
Pittsburgh, PA	1.9%	1.9%	0.4%	—	1.7%	2,866	64	327	—	3,257	0.9%
Cleveland, OH	1.6%	1.7%	1.6%	—	1.6%	2,250	58	2,535	—	4,843	1.3%
Nashville, TN	1.6%	2.2%	—	—	1.6%	2,096	89	—	—	2,185	0.6%
San Bernardino, CA	1.4%	2.2%	1.6%	—	1.6%	624	56	1,158	—	1,838	0.5%
Dallas, TX	1.8%	0.9%	2.2%	—	1.5%	1,268	30	459	—	1,757	0.5%
Atlanta, GA	1.1%	2.6%	—	—	1.4%	838	91	—	—	929	0.3%
Knoxville, TN	1.8%	1.0%	—	—	1.4%	2,360	64	—	—	2,424	0.7%
Phoenix, AZ	0.3%	2.4%	7.0%	—	1.3%	149	69	4,048	—	4,266	1.2%
Birmingham, AL	1.4%	1.3%	0.3%	—	1.3%	2,096	51	273	—	2,420	0.7%
Seattle, WA	1.5%	0.7%	1.4%	—	1.2%	1,547	19	1,736	—	3,302	0.9%
Indianapolis, IN	1.3%	1.0%	1.4%	—	1.2%	2,504	35	123	—	2,662	0.7%
Raleigh, NC	1.5%	0.8%	—	—	1.1%	2,550	47	—	—	2,597	0.7%
Oklahoma City, OK	1.2%	1.3%	0.3%	—	1.1%	2,008	43	35	—	2,086	0.6%
Richmond, VA	1.1%	1.5%	—	—	1.1%	1,260	51	—	—	1,311	0.4%
Greenville-Spartanburg, SC	1.3%	1.1%	—	—	1.1%	1,837	50	—	—	1,887	0.5%
Reading, PA	1.1%	1.6%	—	—	1.1%	1,373	104	—	—	1,477	0.4%
Hartford, CT	1.0%	1.7%	—	—	1.1%	835	53	—	—	888	0.2%
Cincinnati, OH	0.9%	1.8%	—	—	1.0%	1,118	44	—	—	1,162	0.3%
Baton Rouge, LA	1.1%	1.2%	—	—	1.0%	1,364	53	—	—	1,417	0.4%
All US Logo Programs*	—	—	—	92.6%	3.6%	—	—	—	144,503	144,503	39.8%
All Other United States	69.5%	64.3%	49.7%	—	64.0%	120,869	3,372	25,155	—	149,396	41.1%
All Other Canada*	—	—	15.9%	7.4%	1.4%	—	—	10,514	10,730	21,244	5.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	155,637	4,759	47,867	155,233	363,496	100.0%
Total Revenue (in millions)	$1,315.4	$562.4	$150.9	$82.3	$2,111.0
* Logo displays at December 31, 2023 include 15,995 displays related to the tourist oriented direction signing ("TODS") programs.
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
Our TRS assets and operations will continue to be subject, as applicable, to U.S. federal and state corporate income taxes. Furthermore, our assets and operations outside the United States will continue to be subject to foreign taxes in the jurisdictions in which those assets and operations are located. Net income from our TRSs will either be retained by our TRSs and used to fund their operations, or distributed to us, where it will be reinvested in our business or be available for distribution to Lamar Advertising’s stockholders. As of December 31, 2023, the annual taxable revenue generated by our TRSs in the aggregate was approximately $350.8 million.

ADVERTISING TENANTS
Our tenant base is diverse. The table below sets forth the industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2023, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 73% of our billboard advertising net revenues in the year ended December 31, 2023. No individual tenant accounted for more than 2% of our billboard advertising net revenues in that period.

Categories	Percentage of Net Billboard Advertising Revenues
Service	16%
Health Care	11%
Restaurants	10%
Retailers	8%
Automotive	5%
Amusement — Entertainment/Sports	5%
Gaming	4%
Financial — Banks, Credit Unions	4%
Education	4%
Public Service	3%
Insurance	3%
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
REAL ESTATE PORTFOLIO
Our management headquarters is located in Baton Rouge, Louisiana. We also own 128 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, we lease an additional 160 operating facilities at an aggregate lease expense for 2023 of approximately $10.1 million.
We own approximately 10,750 parcels of property beneath our advertising displays. As of December 31, 2023, we leased approximately 72,350 outdoor sites, accounting for an annualized lease expense of approximately $335.4 million. This amount represented approximately 18% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide us with renewal options. Our lease agreements generally permit us to use the land for the construction, repair and relocation of outdoor advertising displays, including all rights necessary to access and maintain the site. Approximately 75% of our leases will expire or be subject to renewal in the next 5 years, 15% will expire or be subject to renewal in 6 to 10 years and 10% thereafter. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

The following table illustrates the number of leased and owned sites by state as of December 31, 2023, which is sorted from greatest to least in number and percentage of leased sites. States in which we lease less than 2% of our portfolio are grouped in the category “All Other States and Canada”.

State	# of billboard leased sites	% of total	# of owned billboard sites	% of total
Texas	5,007	6.9%	1,048	9.7%
Pennsylvania	4,819	6.7%	1,617	15.0%
California	4,374	6.1%	151	1.4%
Ohio	4,091	5.7%	593	5.5%
North Carolina	3,824	5.3%	282	2.6%
Alabama	3,369	4.7%	521	4.8%
Georgia	3,353	4.6%	318	3.0%
Indiana	3,084	4.3%	629	5.9%
Louisiana	2,947	4.1%	541	5.0%
Tennessee	2,941	4.1%	488	4.5%
Florida	2,901	4.0%	493	4.6%
Wisconsin	2,495	3.4%	411	3.8%
South Carolina	2,260	3.1%	151	1.4%
New York	2,131	2.9%	221	2.1%
Missouri	1,985	2.7%	301	2.8%
Michigan	1,946	2.7%	287	2.7%
Mississippi	1,842	2.5%	414	3.9%
Oklahoma	1,676	2.3%	140	1.3%
Virginia	1,554	2.1%	178	1.7%
Illinois	1,492	2.1%	338	3.1%
All Other States and Canada	14,252	19.7%	1,635	15.2%
	72,343	100.0%	10,757	100.0%
CONTRACT EXPIRATIONS
We derive revenues primarily from renting advertising space to customers on our advertising displays. Our contracts with customers generally cover periods ranging from one week to one year and are generally billed every four weeks. Since contract terms are short-term in nature, we do not consider revenues by year of contract expiration to be meaningful.
HUMAN CAPITAL RESOURCES
Our People. We employed approximately 3,550 people as of December 31, 2023. Approximately 300 employees were engaged in overall management and general administration at our corporate headquarters in Baton Rouge, Louisiana, and the remainder, including approximately 985 local account executives, were employed in our operating offices.
Fifteen of our local offices employ billposters and construction personnel who are covered by collective bargaining agreements. We believe that our relationship with our employees, including our approximately 100 unionized employees, is favorable, and we have never experienced a strike or work stoppage.
As Lamar’s business continues to grow, so does the Company’s strong commitment to recruiting a work force with diverse talents, as well as to developing and retaining the successful members of our sales and management teams. Our 985 local account executives and approximately 170 local management employees have been with the Company for an average of 12 years. We regularly provide on-site training and remote sales training videos to enhance the skills of our sales and management team members.

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
As of December 31, 2023, approximately 36% of our work force was female, 18% of our employees and 33% of our named executive offices identified themselves as minorities, while 33% of our Board of Directors was female and one of our nine directors was a member of a minority group.
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
INFLATION
During 2022 and 2023, as a result of the inflationary environment in the U.S., we experienced increases in our direct and general and administrative costs, including increases in labor costs and utilities. Increases in expenses were largely offset by increases in our advertising rates. We also experienced increased interest expenses related to rising interest rates. We will continue to monitor the inflationary environment and these pressures in 2024 and any resulting impacts on our financial position and results of operations.
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
The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2023, Lamar Advertising Company’s wholly owned subsidiary, Lamar Media, had approximately $3.34 billion of total debt outstanding, net of deferred financing costs, consisting of approximately $1.01 billion in bank debt outstanding under Lamar Media’s senior credit facility, $2.08 billion in various series of senior notes, $249.6 million under the Accounts Receivable Securitization Program and $1.6 million in other seller notes. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility and Accounts Receivable Securitization Program allow Lamar Media to incur substantially more debt, including approximately $671.2 million available for borrowing under the revolving credit facility as of December 31, 2023.
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
At December 31, 2023, the terms of Lamar Media’s senior credit facility and of its Accounts Receivable Securitization Program also restrict the Company from exceeding a specified secured debt ratio.  Lamar Media is also subject to certain other financial covenants relating to the incurrence of additional debt. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of the specific financial ratio requirements under the senior credit facility.
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
The Company is currently in compliance with all financial covenants. However, if in the future there are economic declines the Company can make no assurance that these declines will not negatively impact the Company’s financial results and, in turn, its ability to meet these financial covenant requirements. If Lamar Media fails to comply with its financial covenants, Lamar Media could be in default under the senior credit facility and the Accounts Receivable Securitization Program (which could result in an event of default under the indentures governing its outstanding notes). In the event of such a default under the senior credit facility, the lenders under the senior credit facility could accelerate all of the debt outstanding, could elect to institute foreclosure proceedings against Lamar Media’s assets, and the Company could be forced into bankruptcy or liquidation. Any of these events could adversely affect Lamar Media’s business, financial condition and financial results. In the event of such a default under the Accounts Receivable Securitization Program, the lenders under the Accounts Receivable Securitization Program could accelerate all of the debt outstanding, could elect to institute foreclosure proceedings against the assets of the Special Purpose Subsidiaries (as defined herein), and the Special Purpose Subsidiaries could be forced into bankruptcy or liquidation. Any of these events could adversely affect the Company’s business, financial condition and financial results.
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
As of December 31, 2023, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Executive Chairman, and Sean Reilly, the Company’s President and Chief Executive Officer, and their affiliates owned in the aggregate approximately 15% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented approximately 62% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family and their affiliates the power to:
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
The Company has historically grown through acquisitions. During the year ended December 31, 2023, we completed acquisitions for a total cash purchase price of approximately $139.0 million.
The future success of our acquisition strategy could be adversely affected by many factors, including the following:
•the pool of suitable acquisition candidates is dwindling, and we may have a more difficult time negotiating acquisitions on favorable terms;
•we may face increased competition for acquisition candidates from other outdoor advertising companies and private equity funds (particularly funds that are focused on investing in media and/or infrastructure, some of which may have greater financial resources than we do, which may result in higher prices for those businesses and assets;
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
The Company tested goodwill for impairment on December 31, 2023. Based on the Company’s review at December 31, 2023, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or both of our reporting units is below the carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350 “Goodwill and Other Intangible Assets” and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.

The Company’s logo sign contracts are subject to state award and renewal.
In 2023, the Company generated approximately 4% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against other national logo sign providers as well as numerous smaller local logo sign providers. As a logo sign provider, the Company incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the Company as a logo sign provider for early termination. At the end of the contract term, the Company, as a logo sign provider, transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.
Of the Company’s 24 logo sign contracts in place at December 31, 2023, 4 are subject to renewal or expiration in 2024. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.
If the Company’s contingency plans relating to hurricanes and other natural disasters fail, the resulting losses could hurt the Company’s business.
The Company has determined that it is uneconomical to insure against losses resulting from hurricanes and other natural disasters for its outdoor or logo structure assets. Although the Company has developed contingency plans designed to mitigate the threat posed by hurricanes and other forms of inclement weather to its real estate portfolio (e.g., removing advertising faces at the onset of a storm, when possible, which better permits the structures to withstand high winds during the storm), these plans could fail and significant losses could result. To the extent that such natural disaster events become more frequent or destructive because of climate change, we may incur increased costs related to storm remediation and preparation.
Our cash distributions are not guaranteed and may fluctuate.
A REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders. The Company may have available net operating loss (“NOL”) carry forwards that could reduce or substantially eliminate its REIT taxable income, and thus it may not be required to distribute material amounts of cash to qualify for taxation as a REIT. The Company expects that it may utilize available NOL carry forwards to reduce its REIT taxable income.
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
In addition, Section 203 of the Delaware General Corporation Law generally limits the Company’s ability to engage in any business combination with certain persons who own 15% or more of its outstanding voting stock or any of its associates or affiliates who at any time in the past three years have owned 15% or more of its outstanding voting stock.

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
The Internal Revenue Code classifies “publicly traded partnerships” as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. Lamar Advertising structured the Operating Partnership to be classified as a partnership for federal income tax purposes. However, no assurance can be given the IRS will not challenge Lamar Advertising’s position or will not classify the Operating Partnership as a “publicly traded partnership” for federal income tax purposes. To minimize this risk, Lamar Advertising has placed certain restrictions on the transfer and/or redemption of partnership units in the Amended and Restated Limited Partnership Agreement of the Operating Partnership. If the IRS would assert successfully that the Operating Partnership should be treated as a “publicly traded partnership” and substantially all of the Operating Partnership’s gross income did not consist of the specified types of passive income, the Internal Revenue Code would treat the Operating partnership as an association taxable as a corporation. In such event, Lamar Advertising would cease to qualify as a REIT. In addition, the imposition of a corporate tax on the Operating Partnership would reduce the amount of distributions the Operating Partnership could make to Lamar Advertising and, in turn, reduce the amount of cash available to Lamar Advertising to pay dividends to our shareholders.
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
The individual and collective impact of the changes made by the TCJA, the CARES Act and the IRA on REITs and their security holders is uncertain and may not become evident for some period of time. The effect of any technical corrections with respect to the TCJA, the CARES Act or the IRA could have an adverse effect on Lamar Advertising, its subsidiaries, and holders of its securities. It is also possible additional tax legislation could be enacted in the future, as a result of the COVID-19 pandemic or otherwise, which could have an adverse effect on Lamar Advertising, its subsidiaries, and holders of its securities.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
We manage risks from cybersecurity threats through our overall enterprise risk management process. Management has created an information security program, which encompasses a dedicated information security team and policies, procedures, and processes for assessing, identifying, and managing risks from cybersecurity threats. We “proactively” assess, identify, and manage risks from cybersecurity threats through various mechanisms, which from time to time may include internal audits, external audits, penetration tests, and engagement of third parties to conduct analyses of our information security program.

Through our centralized enterprise risk management function, we also maintain processes for overseeing and identifying risks associated with third party service providers with whom we do business, including risks related to cybersecurity.
While to date, we have not had a major cyber incident against our platforms, nor experienced significant data loss or any material financial losses related to cybersecurity attacks, it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. See Item 1A. “Risk Factors.” – “Our business and operations could suffer in the event of cybersecurity breaches and we may incur significant legal and financial exposure.” for further discussion of potential risks related to cybersecurity incidents.
Our Senior Vice President of Technology and Innovation and Vice President of Network Infrastructure and Cyber Strategy oversee our cybersecurity program. They hold degrees in industrial engineering and computer science and information systems and decision science, respectively. The team responsible with administering our cyber security program have a combined 35 years of experience in cybersecurity, information security & information technology risk management, governance, risk, and compliance. Our board of directors and our audit committee are regularly updated on cyber security as part of their oversight of relevant cybersecurity risks. These reports address key cybersecurity topics, including the implementation and operation of preventative controls and the detection, mitigation and remediation of cybersecurity incidents.
ITEM 2.    PROPERTIES
Our management headquarters is located in Baton Rouge, Louisiana. We also own 128 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 160 operating facilities at an aggregate lease expense for 2023 of approximately $10.1 million.
We own approximately 10,750 parcels of property beneath our outdoor advertising structures. As of December 31, 2023, we leased approximately 72,350 active outdoor sites, accounting for a total annual lease expense of approximately $335.4 million. This amount represented approximately 18% of billboard advertising net revenues for the year ended December 31, 2023. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.
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

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the NASDAQ Global Select Market under the symbol “LAMR.” As of December 31, 2023, the Class A common stock was held by 84 stockholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.
The Company’s Class B common stock is not publicly traded and is held of record by members of the Reilly family and their affiliated entities, including the Reilly Family, LLC (the “RFLLC”), formerly the Reilly Family Limited Partnership. Kevin P. Reilly, Jr., our Executive Chairman of the Board, is the executive manager of the RFLLC and Sean E. Reilly, our President and Chief Executive Officer, and Wendell Reilly and Anna Reilly, each of whom is a member of our Board of Directors, are also managers of the RFLLC.
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
Issuer Purchases of Equity Securities
On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. On February 23, 2023, the Company’s Board of Directors authorized the extension of the repurchase program through September 30, 2024. There were no repurchases under the program as of December 31, 2023. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
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
LAMAR ADVERTISING COMPANY
The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2023 and 2022. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

Discussion of our results of operations for the years ended December 31, 2022 and 2021 can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Acquisitions and capital expenditures
Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under the senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources- Sources of Cash,” for more information. During the year ended December 31, 2023, the Company completed multiple acquisitions for a total cash purchase price of approximately $139.0 million.  See “Uses of Cash-Acquisitions,” for more information.
The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past two years:

	2023	2022
	(In thousands)
Billboard — Traditional	$54,965	$45,415
Billboard — Digital	75,535	81,145
Logos	12,039	13,151
Transit	3,595	4,734
Land and buildings	15,494	11,462
PP&E	16,643	11,171
Total capital expenditures	$178,271	$167,078
We expect our 2024 capital expenditures to be approximately $125 million.
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
FFO is defined as net income before (gain) loss from the sale or disposal of real estate assets and investments, net of tax, and real estate related depreciation and amortization and including adjustments to eliminate unconsolidated affiliates and non-controlling interest.

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
RESULTS OF OPERATIONS
The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net revenues	100.0%	100.0%
Operating expenses:
Direct advertising expenses	33.0%	32.8%
General and administrative expenses	16.3%	17.3%
Corporate expenses	5.0%	5.0%
Depreciation and amortization	13.9%	17.2%
Operating income	32.0%	28.4%
Interest expense	8.3%	6.3%
Income tax expense	0.5%	0.9%
Net income	23.5%	21.6%

Year ended December 31, 2023 compared to Year ended December 31, 2022
Net revenues increased $78.8 million or 3.9% to $2.11 billion for the year ended December 31, 2023 from $2.03 billion for the same period in 2022. This increase was attributable to an increase in billboard net revenues of $63.8 million, an increase in transit net revenues of $12.8 million and an increase in logo net revenues of $2.2 million over the prior year.
Net revenues for the year ended December 31, 2023, as compared to acquisition-adjusted net revenues for the comparable period in 2022, increased $43.4 million, or 2.1%. This increase was attributable to an increase of $28.4 million in billboard net revenues, an increase of $12.8 million in transit net revenues and an increase of $2.2 million in logo net revenues. See “Reconciliations” below.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $27.2 million, or 2.4% to $1.15 billion for the year ended December 31, 2023 from $1.12 billion in the same period in 2022. The $27.2 million increase over the prior year is primarily comprised of an increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) of $31.4 million primarily related to the operations of our outdoor advertising assets, partially offset by a $3.8 million decrease in transaction expenses related to acquisitions and the write-off of deferred offering costs.
Depreciation and amortization expense decreased $56.0 million to $293.4 million for the year ended December 31, 2023 as compared to $349.4 million for the same period in 2022. The decrease is primarily due to the revision in the cost estimate included in the calculation of asset retirement obligations during 2022.
For the year ended December 31, 2023, the Company recognized a gain on disposition of assets of $5.5 million as compared to a gain on disposition of assets of $15.7 million for the same period in 2022. The gain on disposition of assets for the year ended December 31, 2023 primarily resulted from transactions related to the sale of billboard locations and displays. The gain on disposition of assets for the year ended December 31, 2022 primarily resulted from a gain of $12.6 million from a contingent payment received in connection with the Company's 2018 sale of Puerto Rico assets.
Due to the above factors, operating income increased $97.4 million to $675.4 million for the year ended December 31, 2023 compared to $578.0 million for the same period in 2022.
Interest expense increased $47.0 million for the year ended December 31, 2023 to $174.5 million as compared to $127.5 million for the year ended December 31, 2022. The increase in interest expense is related to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
Equity in earnings of investee was $3.7 million and $4.3 million for the years ended December 31, 2023 and 2022, respectively.
The increase in operating income, partially offset by the increase in interest expense over the comparable period in 2022, resulted in a $50.5 million increase in net income before income taxes.
The Company recorded income tax expense of $9.8 million for the year ended December 31, 2023 as compared to income tax expense of $17.5 million for the same period in 2022. The $17.5 million tax expense for the year ended December 31, 2022 includes an expense of $15.2 million for the reduction of Puerto Rico deferred tax assets. The $9.8 million equates to an effective tax rate for the year ended December 31, 2023 of approximately 1.9%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the year ended December 31, 2023 of $496.8 million, as compared to net income of $438.6 million for the same period in 2022.
Reconciliations:
Because acquisitions occurring after December 31, 2021 have contributed to our net revenue results for the periods presented, we provide 2022 acquisition-adjusted net revenue, which adjusts our 2022 net revenue for the year ended December 31, 2022 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2023.

Reconciliations of 2022 reported net revenue to 2022 acquisition-adjusted net revenue for the year ended December 31, 2022 as well as a comparison of 2022 acquisition-adjusted net revenue to 2023 reported net revenue for the year ended December 31, 2023, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2023	2022
	(in thousands)
Reported net revenue	$2,110,987	$2,032,140
Acquisition net revenue	—	35,428
Adjusted totals	$2,110,987	$2,067,568
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
Net income	$496,836	$438,647	$58,189	13.3%
Income tax expense	9,782	17,452	(7,670)
Loss on extinguishment of debt	115	—	115
Transaction expenses	—	3,769	(3,769)
Interest expense (income), net	172,397	126,217	46,180
Equity in earnings of investee	(3,696)	(4,315)	619
Gain on disposition of assets	(5,474)	(15,721)	10,247
Depreciation and amortization	293,423	349,449	(56,026)
Capitalized contract fulfillment costs, net	(308)	(555)	247
Stock-based compensation expense	22,649	23,136	(487)
Adjusted EBITDA	$985,724	$938,079	$47,645	5.1%
Adjusted EBITDA for the year ended December 31, 2023 increased 5.1% to $985.7 million. The increase in adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $49.6 million, and was partially offset by an increase in general and administrative and corporate expenses of $1.9 million, excluding the impact of stock-based compensation expense and transaction expenses.

Net Income/FFO/AFFO
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
Net income	$496,836	$438,647	$58,189	13.3%
Depreciation and amortization related to real estate	281,026	337,387	(56,361)
Gain from sale or disposal of real estate, net of tax	(5,201)	(15,415)	10,214
Adjustments for unconsolidated affiliates and non-controlling interest	(4,769)	(3,631)	(1,138)
FFO	$767,892	$756,988	$10,904	1.4%
Straight-line expense	4,658	3,986	672
Capitalized contract fulfillment costs, net	(308)	(555)	247
Stock-based compensation expense	22,649	23,136	(487)
Non-cash portion of tax provision	2,384	3,212	(828)
Non-real estate related depreciation and amortization	12,397	12,062	335
Amortization of deferred financing costs	6,538	6,158	380
Loss on extinguishment of debt	115	—	115
Transaction expenses	—	3,769	(3,769)
Capital expenditures – maintenance	(58,820)	(62,659)	3,839
Adjustments for unconsolidated affiliates and non-controlling interest	4,769	3,631	1,138
AFFO	$762,274	$749,728	$12,546	1.7%
FFO for the year ended December 31, 2023 was $767.9 million as compared to FFO of $757.0 million for the same period in 2022. AFFO for the year ended December 31, 2023 increased 1.7% to $762.3 million as compared to $749.7 million for the same period in 2022. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) and a decrease in current tax expense of $6.8 million, partially offset by an increase in interest expense of $47.0 million and an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses).
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
Sources of Cash
Total Liquidity. As of December 31, 2023 we had $715.8 million of total liquidity, which is comprised of $44.6 million in cash and cash equivalents and $671.2 million of availability under the revolving portion of the senior credit facility. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.
As of December 31, 2023 and 2022, the Company had a working capital deficit of $340.7 million and $361.5 million, respectively. The working capital deficit for the year ended December 31, 2023 is primarily related to the $249.6 million outstanding under the Accounts Receivable Securitization Program as well as $210.6 million in current operating lease liabilities which has a corresponding right of use asset recorded in long term assets. We expect to have enough cash on hand and availability under our revolving credit facility to meet our operating needs for the next twelve months.

Cash Generated by Operations. For the years ended December 31, 2023 and 2022 our cash provided by operating activities was $783.6 million and $781.6 million, respectively. The increase in cash provided by operating activities for the year ended December 31, 2023 over the same period in 2022 relates to an increase in revenues, offset by an increase in operating expenses (excluding depreciation and amortization) and an increase in interest expense. We expect to generate cash flows from operations during 2024 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.
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
As of December 31, 2023, there was $250.0 million of outstanding aggregate borrowings under the Accounts Receivable Securitization Program at a borrowing rate of approximately 6.4%. Lamar Media had no additional availability under the Accounts Receivable Securitization Program as of December 31, 2023. The Accounts Receivable Securitization Program will mature on July 21, 2025.
“At-the-Market” Offering Program. On June 21, 2021, the Company entered into an equity distribution agreement (the "2021 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms. Under the terms of the 2021 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2021 Sales Agreement and may at any time suspend solicitations and offers under the 2021 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2021 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under this program from its inception through December 31, 2023.
Shelf Registration Statement. On June 21, 2021, the Company filed a new automatically effective shelf registration statement (No. 333-257243) that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its

Class A common stock. During the year ended December 31, 2023, the Company did not issue any shares under the shelf registration statement.
Credit Facilities. On February 6, 2020, Lamar Media entered into a Fourth Amended and Restated Credit Agreement (the “Fourth Amended and Restated Credit Agreement”) with certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto, under which the parties agreed to amend and restate Lamar Media’s existing senior credit facility. The Fourth Amended and Restated Credit Agreement amended and restated the Third Amended and Restated Credit Agreement dated as of May 15, 2017, as amended (the "Third Amended and Restated Credit Agreement").
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
The Term B loans bear interest at rates based on Term SOFR plus a credit spread adjustment of 0.10% (Term SOFR plus such credit spread adjustment, the "Adjusted Term SOFR Rate") or the Adjusted Base Rate, at Lamar Media's option. Term B loans bearing interest at a rate based on Term SOFR bear interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50%. Term B loans bearing interest at a rate based on the Adjusted Base Rate bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50%. The revolving credit facility bears interest at rates based on Term SOFR ("Term SOFR revolving loans") or the Adjusted Base Rate (“Base Rate revolving loans”), at Lamar Media’s option. Term SOFR revolving loans bear interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50% (or the Adjusted Term SOFR Rate plus 1.25% at any time the Total Debt Ratio is less than or equal to 3.25 to 1). Base Rate revolving loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50% (or the Adjusted Base Rate plus 0.25% at any time the total debt ratio is less than or equal to 3.25 to 1). The guarantees, covenants, events of default and other terms of the senior credit facility apply to the Term B loans and revolving credit facility.
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
On July 31, 2023, Lamar Media entered into Amendment No. 4 (the "Amendment No. 4") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. Amendment No. 4 extends the maturity date of Lamar Media's $750.0 million revolving credit facility such that the revolving credit facility matures July 31, 2028; provided, that, if on the date (a "Springing Maturity Test Date") that is 91 days prior to either the then scheduled maturity date of Lamar Media's Term B loans (which is currently February 6, 2027) or the February 15, 2028 maturity date of Lamar Media's 3 3/4% Notes, the Company and its restricted subsidiaries do not have sufficient liquidity (defined as unrestricted cash and cash equivalents of the Company and its restricted subsidiaries plus unused commitments under the revolving credit facility) to repay in full the aggregate outstanding amount (including all accrued and unpaid interest, premiums and make-whole amounts (if any)) of the Term B loans or the 3 3/4% Notes (as applicable), the revolving credit facility will mature on such Springing Maturity Test Date. On the maturity date of the revolving credit facility, the entire principal amount of revolving loans outstanding under the revolving credit facility, together with all accrued and unpaid interest on such revolving loans, will be due and payable.
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
As of December 31, 2023, the aggregate balance outstanding under the senior credit facility was $1.02 billion, consisting of $600.0 million in Term B loans aggregate principal balance, $350.0 million in Term A loans aggregate principal balance and $70.0 million outstanding borrowings under our revolving credit facility. Lamar Media had approximately $671.2 million of unused capacity under the revolving credit facility.
Factors Affecting Sources of Liquidity
Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers. We expect to generate cash flows from operations during 2024 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.
Credit Facilities and Other Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to the senior credit facility, its outstanding debt securities and its Accounts Receivable Securitization Program.
Restrictions under Debt Securities. As of December 31, 2023, Lamar Media has outstanding all of the 3 3/4% Senior Notes, the 4% Senior Notes, the 4 7/8% Senior Notes and the 3 5/8% Senior Notes.
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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At December 31, 2023 we were, and currently, we are in compliance with all such tests under the senior credit facility.
Lamar Media must maintain a secured debt ratio, defined as total consolidated secured debt of Lamar Advertising, Lamar Media and its restricted subsidiaries (including capital lease obligations), minus the lesser of (x) $150.0 million and (y) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising, Lamar Media and its restricted subsidiaries (other than the Special Purpose Subsidiaries (as defined above under “Sources of Cash- Accounts Receivable Securitization Program)) to EBITDA, as defined below, for the period of four consecutive fiscal quarters then ended, of less than or equal to 4.5 to 1.0.
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
Uses of Cash
Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $178.3 million for the year ended December 31, 2023. Our capital expenditures are categorized as growth or maintenance as described below.
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
We anticipate our 2024 total capital expenditures will be approximately $125 million.
Acquisitions. During the year ended December 31, 2023, the Company completed 36 acquisitions for a total cash purchase price of approximately $139.0 million. The acquisitions occurring during the year ended December 31, 2023 were financed using available cash on hand, borrowings under the revolving credit facility and borrowings under the Accounts Receivable Securitization Program.
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
Dividends. During the year ended December 31, 2023, the Company declared and paid distributions of $510.3 million, or $5.00 per share of common stock. During the year ended December 31, 2022, the Company declared and paid distributions of $508.2 million, or $5.00 per share of common stock. On February 22, 2024, the Company’s Board of Directors approved a dividend of $1.30 per common share to be paid on March 28, 2024. Subject to the approval of the Company’s Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2024 will be $5.20 per common share, including the dividend payable on March 28, 2024.
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
Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company's Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under the senior credit facility. On February 23, 2023, the Company’s Board of Directors authorized the extension of the repurchase program through September 30, 2024. There were no repurchases under the program as of December 31, 2023. The Company's management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
Material Cash Requirements
Our expected material cash requirements for the twelve months ended December 31, 2024 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.
Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of December 31, 2023 (in millions):

	2024	Thereafter
Debt maturities(1)	$250.0	$3,091.1
Interest obligations on long-term debt(2)	169.8	498.8
Contractual obligations, including operating and financing leases	313.1	1,698.2
Total payments due	$732.9	$5,288.1
(1)Debt maturities assume there is no refinancing prior to the existing maturity date.
(2)Interest rates on our variable rate instruments assume rates at the December 2023 levels. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for further discussion on interest rate risk.
Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). On February 22, 2024, the Company’s Board of Directors approved a dividend of $1.30 per common share to be paid on March 28, 2024. Our Board of Directors will continue to evaluate future dividends in order to continue to satisfy the requirements needed to maintain our REIT status.
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
Cash Flows
The Company’s cash flows provided by operating activities increased $2.0 million from $781.6 million in 2022 to $783.6 million for the year ended December 31, 2023, primarily resulting from an increase in revenues of approximately $78.8 million, offset by an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets and depreciation and amortization) of approximately $27.7 million and an increase in interest expense of $47.0 million as compared to the comparable period in 2022.

Cash flows used in investing activities decreased $309.0 million from $619.1 million in 2022 to $310.1 million in 2023 primarily due to a net decrease in the amount of assets acquired through acquisitions, investments and capital expenditures of $329.6 million, as compared to the same period in 2022.
The Company’s cash flows used in financing activities were $481.6 million for the year ended December 31, 2023 as compared to $209.3 million in 2022. This increase in cash used in financing activities of $272.3 million for the year ended December 31, 2023 is primarily due to no additional borrowings on the senior credit facility and a decrease in net borrowings on the accounts receivable securitization program in 2023, partially offset by an increase in net borrowings on the revolving credit facility in 2023 over the comparable period in 2022.
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
Asset Retirement Obligations. The Company had an asset retirement obligation of $398.0 million as of December 31, 2023. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to restore the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.
This calculation includes 100% of the Company’s billboard structures on leased land (which currently consist of approximately 72,350 structures). The Company uses a 15-year retirement period based on historical operating experience in its core markets, including the actual time that billboard structures have been located on leased land in such markets and the actual length of the leases in the core markets, which includes the initial term of the lease, plus consideration of any renewal period. Historical third-party cost information is used to estimate the cost of dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on the Company’s historical credit-adjusted risk free rate.
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

Lease Liabilities and Right of Use Assets. On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Codified as ASC 842),” which resulted in recording operating lease liabilities and right of use assets on our consolidated balance sheet. Our operating lease liabilities (including short-term liabilities) and right of use asset balances were $1.29 billion and $1.32 billion as of December 31, 2023, respectively. The balance is recorded based on the present value of the remaining minimum rental payments under the leasing standard for our existing operating leases. The key estimates for our leases include (1) the discount rate used to discount the unpaid lease payments to present value and (2) lease term. Our leases generally do not include a readily determinable implicit rate, therefore, using a portfolio approach, we determine our collateralized incremental borrowing rate to discount the lease payments based on the information available at lease commencement. Our lease terms include the noncancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. The Company has determined we are not reasonably certain to exercise renewals or termination options, and as a result we use the lease’s initial stated term as the lease term for our lease population.
ACCOUNTING STANDARDS AND REGULATORY UPDATE
See Note 21, "New Accounting Pronouncements" to our consolidated financial statements included in Part II, Item 8 of this report for a discussion of our Accounting Standards and Regulatory Update.
LAMAR MEDIA CORP.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2023 and 2022. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.
RESULTS OF OPERATIONS
The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net revenues	100.0%	100.0%
Operating expenses:
Direct advertising expenses	33.0%	32.8%
General and administrative expenses	16.3%	17.3%
Corporate expenses	5.0%	5.0%
Depreciation and amortization	13.9%	17.2%
Operating income	32.0%	28.5%
Interest expense	8.3%	6.3%
Income tax expense	0.5%	0.9%
Net income	23.6%	21.6%
Year ended December 31, 2023 compared to Year ended December 31, 2022
Net revenues increased $78.8 million or 3.9% to $2.11 billion for the year ended December 31, 2023 from $2.03 billion for the same period in 2022. This increase was attributable to an increase in billboard net revenues of $63.8 million, an increase in transit net revenues of $12.8 million and an increase in logo net revenues of $2.2 million over the prior year.
Net revenues for the year ended December 31, 2023, as compared to acquisition-adjusted net revenues for the comparable period in 2022, increased $43.4 million, or 2.1%. The $43.4 million increase in net revenues is due to a $28.4 million increase in billboard net revenues, a $12.8 million increase in transit net revenues and an increase of $2.2 million in logo net revenues. See “Reconciliations” below.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $27.2 million, or 2.4% to $1.15 billion for the year ended December 31, 2023 from $1.12 billion in the same period in 2022. The $27.2 million increase over the prior year is primarily comprised of an increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation and transaction expenses) of $31.5 million primarily related to the operations of our outdoor advertising assets, partially offset by a $3.8 million decrease in transaction expenses related to acquisitions and the write-off of deferred offering costs.

Depreciation and amortization expense decreased $56.0 million to $293.4 million for the year ended December 31, 2023 as compared to $349.4 million for the same period in 2022. The decrease is primarily due to the revision in the cost estimate included in the calculation of asset retirement obligations during 2022.
For the year ended December 31, 2023, Lamar Media recognized a gain on disposition of assets of $5.5 million as compared to a gain on disposition of assets of $15.7 million for the same period in 2022. The gain on disposition of assets for the year ended December 31, 2023 primarily resulted from transactions related to the sale of billboard locations and displays. The gain on disposition of assets for the year ended December 31, 2022 primarily resulted from a gain of $12.6 million from a contingent payment received in connection with the Company's 2018 sale of Puerto Rico assets.
Due to the above factors, operating income increased $97.4 million to $675.9 million for the year ended December 31, 2023 compared to $578.5 million for the same period in 2022.
Interest expense increased $47.0 million for the year ended December 31, 2023 to $174.5 million as compared to $127.5 million for the year ended December 31, 2022.  The increase in interest expense is related to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
Equity in earnings of investee was $3.7 million and $4.3 million for the years ended December 31, 2023 and 2022, respectively.
The increase in operating income, partially offset by the increase in interest expense over the comparable period in 2022, resulted in a $50.5 million increase in net income before income taxes.
Lamar Media recorded income tax expense of $9.8 million for the year ended December 31, 2023 as compared to income tax expense of $17.5 million for the same period in 2022. The $17.5 million tax expense for the year ended December 31, 2022 includes an expense of $15.2 million for the reduction of Puerto Rico deferred tax assets. The $9.8 million equates to an effective tax rate for the year ended December 31, 2023 of approximately 1.9%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2023 of $497.3 million, as compared to net income of $439.1 million for the same period in 2022.
Reconciliations:
Because acquisitions occurring after December 31, 2021 have contributed to our net revenue results for the periods presented, we provide 2022 acquisition-adjusted net revenue, which adjusts our 2022 net revenue for the year ended December 31, 2022 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2023.
Reconciliations of 2022 reported net revenue to 2022 acquisition-adjusted net revenue for the year ended December 31, 2022 as well as a comparison of 2022 acquisition-adjusted net revenue to 2023 reported net revenue for the year ended December 31, 2023, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2023	2022
	(in thousands)
Reported net revenue	$2,110,987	$2,032,140
Acquisition net revenue	—	35,428
Adjusted totals	$2,110,987	$2,067,568

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
Net income	$497,333	$439,149	$58,184	13.2%
Income tax expense	9,782	17,452	(7,670)
Loss on extinguishment of debt	115	—	115
Transaction expenses	—	3,769	(3,769)
Interest expense (income), net	172,397	126,217	46,180
Equity in earnings of investee	(3,696)	(4,315)	619
Gain on disposition of assets	(5,474)	(15,721)	10,247
Depreciation and amortization	293,423	349,449	(56,026)
Capitalized contract fulfillment costs, net	(308)	(555)	247
Stock-based compensation expense	22,649	23,136	(487)
Adjusted EBITDA	$986,221	$938,581	$47,640	5.1%
Adjusted EBITDA for the year ended December 31, 2023 increased 5.1% to $986.2 million. The increase in adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $49.6 million, and was partially offset by an increase in general and administrative and corporate expenses of $1.9 million, excluding the impact of stock-based compensation expense and transaction expenses.
Net Income/FFO/AFFO
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2023	2022
Net income	$497,333	$439,149	$58,184	13.2%
Depreciation and amortization related to real estate	281,026	337,387	(56,361)
Gain from sale or disposal of real estate, net of tax	(5,201)	(15,415)	10,214
Adjustments for unconsolidated affiliates and non-controlling interest	(4,769)	(3,631)	(1,138)
FFO	$768,389	$757,490	$10,899	1.4%
Straight-line expense	4,658	3,986	672
Capitalized contract fulfillment costs, net	(308)	(555)	247
Stock-based compensation expense	22,649	23,136	(487)
Non-cash portion of tax provision	2,384	3,212	(828)
Non-real estate related depreciation and amortization	12,397	12,062	335
Amortization of deferred financing costs	6,538	6,158	380
Loss on extinguishment of debt	115	—	115
Transaction expenses	—	3,769	(3,769)
Capital expenditures – maintenance	(58,820)	(62,659)	3,839
Adjustments for unconsolidated affiliates and non-controlling interest	4,769	3,631	1,138
AFFO	$762,771	$750,230	$12,541	1.7%
FFO for the year ended December 31, 2023 was $768.4 million as compared to FFO of $757.5 million for the same period in 2022. AFFO for the year ended December 31, 2023 increased 1.7% to $762.8 million as compared to $750.2 million for the same period in 2022. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) and a decrease in current tax expense of $6.8 million, partially offset by an increase in interest expense of $47.0 million and an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense and transaction expenses).

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2023, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements.
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
At December 31, 2023 there was approximately $1.27 billion of indebtedness outstanding under the senior credit facility and Accounts Receivable Securitization Program, or approximately 37.7% of the Company’s outstanding long-term debt (including current maturities) on that date, bearing interest at variable rates. The aggregate interest expense for 2023 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $82.4 million, and the weighted average interest rate applicable to these borrowings during 2023 was 6.4%. Assuming that the weighted average interest rate was 200 basis points higher (that is 8.4% rather than 6.4%), then the Company’s 2023 interest expense would have increased by approximately $25.2 million for the year ended December 31, 2023.
The Company attempts to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the senior credit facility to fix the interest rates applicable to its borrowings at an amount equal to the Adjusted Term SOFR Rate (as applicable), or Adjusted Base Rate plus the applicable margin for periods of up to twelve months (in certain cases with the consent of the lenders), which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.

ITEM 8.    FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting	45
Report of Independent Registered Public Accounting Firm — Opinion on Internal Control Over Financial Reporting (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	46
Report of Independent Registered Public Accounting Firm — Opinion on the Consolidated Financial Statements (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	47
Consolidated Balance Sheets as of December 31, 2023 and 2022	49
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021	50
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021	51
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	52
Notes to Consolidated Financial Statements	53
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021	79
Schedule III — Schedule of Real Estate and Accumulated Depreciation as of December 31, 2023, 2022 and 2021	80

Management’s Report on Internal Control Over Financial Reporting
The management of Lamar Advertising Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2023, Lamar Advertising’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lamar Advertising Company:

Opinion on Internal Control Over Financial Reporting

We have audited Lamar Advertising Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 23, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lamar Advertising Company:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the accounting lease term for the portfolio of billboard land leases
As discussed in Note 7 to the consolidated financial statements, a lessee determines the lease term at the commencement date by identifying the non-cancellable period of the lease and then adding any periods for which it is reasonably certain to exercise a renewal option (or not to exercise a termination option). The Company has approximately 72,350 billboard land leases for which they determined the lease term using a portfolio approach, in accordance with which the negotiated stated initial lease term for each billboard land lease was concluded to be the lease term under Accounting Standards Codification Topic 842, Leases (ASC 842).

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
Baton Rouge, Louisiana
February 23, 2024

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2023 and 2022
(In thousands, except share and per share data)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$44,605	$52,619
Receivables, net of allowance for doubtful accounts of $12,477 and $11,418 as of 2023 and 2022, respectively	301,189	285,039
Other current assets	27,392	26,894
Total current assets	373,186	364,552
Property, plant and equipment (note 5)	4,274,831	4,109,146
Less accumulated depreciation and amortization	(2,708,361)	(2,609,447)
Net property, plant and equipment	1,566,470	1,499,699
Operating lease right of use assets	1,315,433	1,271,631
Financing lease right of use assets	11,184	14,037
Goodwill (note 6)	2,035,271	2,035,269
Intangible assets, net (note 6)	1,171,434	1,206,625
Other assets	90,644	83,401
Total assets	$6,563,622	$6,475,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,238	$19,643
Current maturities of long-term debt, net of deferred financing costs of $380 and $593 in 2023 and 2022, respectively (note 9)	250,018	249,785
Current operating lease liabilities (note 7)	210,568	205,838
Current financing lease liabilities (note 7)	1,331	1,331
Accrued expenses (note 8)	107,195	117,593
Deferred income	126,547	131,847
Total current liabilities	713,897	726,037
Long-term debt, net of deferred financing costs of $28,865 and $32,022 in 2023 and 2022, respectively (note 9)	3,091,109	3,063,020
Operating lease liabilities (note 7)	1,075,285	1,035,655
Financing lease liabilities (note 7)	14,614	15,945
Deferred income tax liabilities (note 12)	12,047	9,651
Asset retirement obligation (note 10)	397,991	390,442
Other liabilities	41,891	39,090
Total liabilities	5,346,834	5,279,840
Stockholders’ equity (note 14):
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2023 and 2022	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized, 88,486,495 and 88,110,928 shares issued and 87,645,560 and 87,327,232 outstanding at 2023 and 2022, respectively	88	88
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2023 and 2022	14	14
Additional paid-in-capital	2,103,282	2,061,671
Accumulated comprehensive loss	(428)	(659)
Accumulated deficit	(819,235)	(804,382)
Cost of shares held in treasury, 840,935 and 783,696 shares in 2023 and 2022, respectively	(67,347)	(61,358)
Non-controlling interest	414	—
Stockholders’ equity	1,216,788	1,195,374
Total liabilities and stockholders’ equity	$6,563,622	$6,475,214
See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2023, 2022 and 2021
(In thousands, except share and per share data)

	2023	2022	2021
Statements of Income
Net revenues (note 2)	$2,110,987	$2,032,140	$1,787,401
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	696,799	667,288	576,507
General and administrative expenses (exclusive of depreciation and amortization)	344,780	350,623	326,951
Corporate expenses (exclusive of depreciation and amortization)	106,025	102,500	93,577
Depreciation and amortization (note 11)	293,423	349,449	271,294
Gain on disposition of assets	(5,474)	(15,721)	(2,115)
	1,435,553	1,454,139	1,266,214
Operating income	675,434	578,001	521,187
Other expense (income):
Loss on extinguishment of debt	115	—	21,604
Interest income	(2,115)	(1,293)	(763)
Interest expense	174,512	127,510	106,384
Equity in earnings of investee	(3,696)	(4,315)	(3,384)
	168,816	121,902	123,841
Income before income tax expense	506,618	456,099	397,346
Income tax expense (note 12)	9,782	17,452	9,256
Net income	496,836	438,647	388,090
Earnings attributable to non-controlling interest	1,073	—	—
Net income attributable to controlling interest	495,763	438,647	388,090
Preferred stock dividends	365	365	365
Net income applicable to common stock	$495,398	$438,282	$387,725
Earnings per share:
Basic earnings per share	$4.86	$4.32	$3.83
Diluted earnings per share	$4.85	$4.31	$3.83
Cash dividends declared per share of common stock	$5.00	$5.00	$4.00
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	101,920,268	101,527,778	101,133,269
Weighted average common shares outstanding diluted	102,106,647	101,634,543	101,349,865
Statements of Comprehensive Income
Net income	$496,836	$438,647	$388,090
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	231	(1,514)	(79)
Comprehensive income	497,067	437,133	388,011
Earnings attributable to non-controlling interest	1,073	—	—
Comprehensive income attributable to controlling interest	$495,994	$437,133	$388,011
See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2023, 2022 and 2021
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Total
Balance, December 31, 2020	$—	87	14	(44,786)	1,963,850	934	(717,331)	—	1,202,768
Non-cash compensation	—	—	—	—	4,942	—	—	—	4,942
Issuance of 158,985 shares of common stock through stock awards	—	1	—	—	13,565	—	—	—	13,566
Exercise of 156,491 shares of stock options	—	—	—	—	10,170	—	—	—	10,170
Issuance of 114,035 shares of common stock through employee purchase plan	—	—	—	—	8,872	—	—	—	8,872
Purchase of 68,336 shares of treasury stock	—	—	—	(6,066)	—	—	—	—	(6,066)
Foreign currency translation	—	—	—	—	—	(79)	—	—	(79)
Net income	—	—	—	—	—	—	388,090	—	388,090
Dividends/distributions to common shareholders ($4.00 per common share)	—	—	—	—	—	—	(404,809)	—	(404,809)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	—	(365)
Balance, December 31, 2021	$—	88	14	(50,852)	2,001,399	855	(734,415)	—	1,217,089
Non-cash compensation	—	—	—	—	11,012			—	11,012
Issuance of 248,947 shares of common stock through stock awards	—	—	—	—	30,366	—	—	—	30,366
Exercise of 194,035 shares of stock options	—	—	—	—	8,671	—	—	—	8,671
Issuance of 127,108 shares of common stock through employee purchase plan	—	—	—	—	10,223	—	—	—	10,223
Purchase of 95,679 shares of treasury stock	—	—	—	(10,506)	—	—	—	—	(10,506)
Foreign currency translation	—	—	—	—	—	(1,514)	—	—	(1,514)
Net income	—	—	—	—	—	—	438,647	—	438,647
Dividends/distributions to common shareholders ($5.00 per common share)	—	—	—	—	—	—	(508,249)	—	(508,249)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	—	(365)
Balance, December 31, 2022	$—	88	14	(61,358)	2,061,671	(659)	(804,382)	—	1,195,374
Non-cash compensation	—	—	—	—	10,323			—	10,323
Issuance of 168,176 shares of common stock through stock awards	—	—	—	—	16,615	—	—	—	16,615
Exercise of 60,385 shares of stock options	—	—	—	—	4,300	—	—	—	4,300
Issuance of 147,006 shares of common stock through employee purchase plan	—	—	—	—	11,389	—	—	—	11,389
Purchase of 57,239 shares of treasury stock	—	—	—	(5,989)	—	—	—	—	(5,989)
Foreign currency translation	—	—	—	—	—	231	—	—	231
Net income	—	—	—	—	—	—	495,763	1,073	496,836
Reallocation of capital	—	—	—	—	(1,016)	—	—	397	(619)
Dividends/distributions to common shareholders ($5.00 per common share)	—	—	—	—	—	—	(510,251)	(1,056)	(511,307)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	—	(365)
Balance, December 31, 2023	$—	88	14	(67,347)	2,103,282	(428)	(819,235)	414	1,216,788
See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$496,836	$438,647	$388,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293,423	349,449	271,294
Stock-based compensation	22,649	23,136	37,368
Amortization included in interest expense	6,538	6,158	5,877
Gain on disposition of assets	(5,474)	(15,721)	(2,115)
Loss on extinguishment of debt	115	—	21,604
Equity in earnings of investee	(3,696)	(4,315)	(3,384)
Deferred income tax expense	2,384	3,212	1,574
Provision for doubtful accounts	12,737	9,013	4,527
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(28,744)	(22,511)	(24,684)
Prepaid expenses	1,087	(906)	(5,493)
Other assets	(3,363)	2,711	5,030
(Decrease) increase in:
Trade accounts payable	(307)	1,176	1,308
Accrued expenses	(1,708)	(10,773)	9,553
Operating lease liabilities	2,490	7,198	3,819
Other liabilities	(11,354)	(4,862)	20,049
Cash flows provided by operating activities	783,613	781,612	734,417
Cash flows from investing activities:
Capital expenditures	(178,271)	(167,078)	(126,090)
Acquisitions	(138,961)	(479,766)	(312,257)
Payment for investments in equity securities	—	—	(30,000)
Decrease in notes receivable	62	12,124	107
Proceeds from disposition of assets and investments	7,051	15,649	6,480
Cash flows used in investing activities	(310,119)	(619,071)	(461,760)
Cash flows from financing activities:
Net proceeds from issuance of common stock	15,689	18,894	19,042
Cash used for purchase of treasury shares	(5,989)	(10,506)	(6,066)
Proceeds received from revolving credit facility	403,000	445,000	200,000
Payments on revolving credit facility	(378,000)	(575,000)	(25,000)
Principal payments on long-term debt	(381)	(365)	(378)
Principal payments on financing leases	(1,331)	(1,331)	(1,331)
Proceeds received from senior credit facility term loans	—	350,000	—
Proceeds received from accounts receivable securitization program	114,900	265,000	180,000
Payments on accounts receivable securitization program	(114,900)	(190,000)	(127,500)
Proceeds received from note offering	—	—	550,000
Redemption of senior notes and senior subordinated notes	—	—	(668,688)
Debt issuance costs	(2,951)	(1,583)	(8,823)
Distributions to non-controlling interest	(1,056)	(814)	(601)
Dividends/distributions	(510,616)	(508,614)	(405,174)
Cash flows used in financing activities	(481,635)	(209,319)	(294,519)
Effect of exchange rate changes in cash and cash equivalents	127	(391)	81
Net decrease in cash and cash equivalents	(8,014)	(47,169)	(21,781)
Cash and cash equivalents at beginning of period	52,619	99,788	121,569
Cash and cash equivalents at end of period	$44,605	$52,619	$99,788
Supplemental disclosures of cash flow information:
Cash paid for interest	$168,011	$120,000	$112,080
Cash paid for state and federal income taxes	$11,432	$16,325	$8,388
See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1)Description of the Business and Significant Accounting Policies
(a)Nature of Business
Lamar Advertising Company (the Company) is engaged in the outdoor advertising business, operating approximately 160,400 billboard advertising displays in 45 states and Canada. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.
In addition, the Company operates a logo sign business in 23 states throughout the United States and the province of Ontario, Canada and operates approximately 47,850 transit advertising displays in 24 states and Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising in airport terminals, on bus shelters, benches and buses in the markets it serves.
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
(b)Principles of Consolidation
The accompanying consolidated financial statements include Lamar Advertising Company, its wholly owned subsidiary, Lamar Media, and its majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
An operating segment is a component of an enterprise:
•that engages in business activities from which it may earn revenues and incur expenses;
•whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and
•for which discrete financial information is available.
We define the term ‘chief operating decision maker’ to be our executive management group, which consists of our Executive Chairman, President and Chief Executive Officer, and Chief Financial Officer. Currently, all operations are reviewed on a consolidated basis for budget and business plan performance by our executive management group. Additionally, operational performance at the end of each reporting period is viewed in the aggregate by our management group. Any decisions related to changes in invested capital, personnel, operational improvement or training, or to allocate other company resources are made based on the combined results.
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
The Company performed its annual measurement for impairment of the goodwill of its reporting units and concluded the fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on December 31, 2023 and 2022; therefore, the Company was not required to recognize an impairment loss.
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

	2023	2022	2021
Net revenues	$9,599	$8,775	$7,718
Direct advertising expenses	$4,832	$4,044	$4,014
General and administrative expenses	$4,044	$3,904	$3,112
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
(k)Dividends/Distributions
As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). During the years ended December 31, 2023, 2022 and 2021, the Company declared and paid distributions of its REIT taxable income of $510,251 or $5.00 per share, $508,249 or $5.00 per share and $404,809 or $4.00 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including the financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in its existing and future debt instruments, the Company’s ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs, the impact of general economic conditions on the Company's operations and other factors that the Board of Directors may deem relevant. During each of the years ended December 31, 2023, 2022 and 2021, the Company paid dividend distributions to holders of its Series AA Preferred Stock of $365 or $63.80 per share.
(l)Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. For the years ended December 31, 2023, 2022 and 2021 there were no dilutive shares excluded from the calculation.
(m)Stock Based Compensation
Compensation expense for share-based awards is recognized based on the grant date fair value of those awards. Stock based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized during the years ended December 31, 2023, 2022, and 2021 was $22,649, $23,136 and $37,368, respectively. The $22,649 expensed during the year ended December 31, 2023 consists of (i) $4,855 related to stock options and the employee stock purchase plan, (ii) $11,677 related to stock grants made under the Company’s performance-based stock incentive program in 2023, (iii) $5,347 related to LTIP Units issued to the Company's executive officers, (iv) $55 related to non-performance restricted stock awards and (v) $715 related to restricted stock awards to directors. See Note 15 for information on the assumptions used to calculate the fair value of stock-based compensation.
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
(u)    Investments
On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, a leading global provider of programmatic technology for the digital out-of-home sector. This investment is accounted for as an equity method investment and is included in other assets on the Consolidated Balance Sheets. For the years ended December 31, 2023, 2022 and 2021, related to this investment, the Company recorded $4,107, $4,284 and $3,384, respectively, in equity in earnings of investee on the Consolidated Statements of Income and Comprehensive Income.
(v)    Subsequent Events
The Company has performed an evaluation of subsequent events through the date on which the financial statements are issued.
(2)Revenue
Revenue Recognition
Advertising revenues: The majority of our revenues are derived from contracts for advertising space on billboard, logo and transit displays. Contracts which do not meet the criteria of a lease under ASC 842, Leases are accounted for under ASC 606, Revenue from Contracts with Customers. The majority of our advertising space contracts do not meet the definition of a

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
lease under ASC 842 and are therefore accounted for under ASC 606. The contract revenues are recognized ratably over their contract life. Costs to fulfill a contract, which include our costs to install advertising copy onto billboards, are capitalized and amortized to direct advertising expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Income and Comprehensive Income. During the years ended December 31, 2023 and 2022, we capitalized $26,349 and $25,078, respectively, of costs to fulfill contracts, which is included in other current assets on the Consolidated Balance Sheets, net of expensed costs of $26,041 and $24,546, respectively.
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
The following table presents our disaggregated revenue by source for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Billboard Advertising	$1,877,823	$1,813,995	$1,613,554
Logo Advertising	82,324	80,145	78,180
Transit Advertising	150,840	138,000	95,667
Net Revenues	$2,110,987	$2,032,140	$1,787,401
(3)Acquisitions
Year Ended December 31, 2023
During the year ended December 31, 2023, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $138,961.
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following is a summary of the allocation of the purchase price in the above transactions.

Total
Property, plant and equipment	$30,837
Goodwill	(50)
Site locations	90,152
Non-competition agreements	360
Customer lists and contracts	11,061
Asset acquisition costs	414
Current assets	8,410
Current liabilities	(3,851)
Operating lease right of use assets	11,016
Operating lease liabilities	(9,388)
$138,961
Total acquired intangible assets for the year ended December 31, 2023 were $101,937, of which ($50) was assigned to goodwill relating to the finalization of the fair value allocation of the assets acquired and liabilities assumed from Fairway Outdoor and Standard Outdoor in the business combination completed December 9, 2022. Goodwill is not amortized for financial statement purposes and no goodwill related to 2023 acquisitions is expected to be deductible for tax purposes. The acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $11,061 (7 year weighted average useful life) and site locations of $90,152 (15 year weighted average useful life). The aggregate amortization expense related to the 2023 acquisitions for the year ended December 31, 2023 was $3,330.
As of December 31, 2023, we finalized our fair value allocation of the assets acquired and liabilities assumed from Fairway Outdoor and Standard Outdoor in the business combination completed December 9, 2022. The changes to our updated fair value allocation of this business combination were considered immaterial and recorded during the year ended December 31, 2023.
The following unaudited pro forma financial information for the Company gives effect to the 2023 and 2022 acquisitions as if they had occurred on January 1, 2022. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2023	2022
	(unaudited)
Net revenues	$2,117,677	$2,074,229
Net income applicable to common stock	$490,936	$430,515
Net income per common share — basic	$4.82	$4.24
Net income per common share — diluted	$4.81	$4.24
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
As of December 31, 2022, our fair value allocation of the assets acquired and liabilities assumed from Fairway Outdoor and Standard Outdoor in the business combination completed December 9, 2022 was considered preliminary and subject to revision, which could result in adjustments to this allocation. The aggregate purchase price of this business combination was $92,650. In order to develop our preliminary fair values, the Company utilized asset information received from the acquired company and fair value allocation benchmarks from similar completed transactions. Our preliminary allocation of these assets includes property, plant and equipment, intangibles and goodwill of $34,066, $28,130 and $30,458, respectively. As discussed above, we finalized this fair value allocation during 2023.
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
$479,766
Total acquired intangible assets for the year ended December 31, 2022 were $391,861, of which $99,003 was assigned to goodwill. Goodwill is not amortized for financial statement purposes and $456 of goodwill related to 2022 acquisitions is expected to be deductible for tax purposes. The acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $43,339 (7 year weighted average useful life) and site locations of $246,288 (15 year weighted average useful life). The aggregate amortization expense related to the 2022 acquisitions for the year ended December 31, 2022 was approximately $14,605.
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(4)Non-cash Financing and Investing Activities
For the years ended December 31, 2023, 2022 and 2021, there were no significant non-cash investing activities or significant non-cash financing activities.

(5)Property, Plant and Equipment
Major categories of property, plant and equipment at December 31, 2023 and 2022 are as follows:

	Estimated Life (Years)	2023	2022
Land	—	$482,424	$459,370
Building and improvements	10 — 39	235,861	220,468
Advertising structures	5 — 15	3,401,132	3,285,636
Automotive and other equipment	3 — 7	155,414	143,672
		$4,274,831	$4,109,146

(6)Goodwill and Other Intangible Assets
The following is a summary of intangible assets at December 31, 2023 and 2022:

	Estimated Life (Years)	2023		2022
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$731,156	$640,635	$720,051	$614,840
Non-competition agreements	3 — 15	71,960	66,455	71,599	65,647
Site locations	15	2,955,324	1,891,078	2,864,854	1,781,164
Other	2 — 15	52,578	41,416	52,164	40,392
		$3,811,018	$2,639,584	$3,708,668	$2,502,043
Unamortizable Intangible Assets:
Goodwill		$2,288,807	$253,536	$2,288,805	$253,536
The changes in the gross carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows:

Balance as of December 31, 2021	$2,189,962
Goodwill acquired during the year	99,003
Purchase price adjustments and other	(160)
Balance as of December 31, 2022	$2,288,805
Purchase price adjustments and other	2
Balance as of December 31, 2023	$2,288,807

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $140,033, $134,256 and $114,319, respectively. The following is a summary of the estimated amortization expense for future years:

2024	$136,705
2025	133,235
2026	125,223
2027	121,230
2028	114,693
Thereafter	540,348
Total	$1,171,434
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
During the year ended December 31, 2023, we had base operating lease costs of $311,640 and variable operating lease costs of $60,147, for a total operating lease cost of $371,787. During the year ended December 31, 2022, we had base operating lease costs of $306,825 and variable operating lease costs of $59,651, for a total operating lease cost of $366,476. During the year ended December 31, 2021, we had base operating lease costs of $290,036 and variable lease costs of $51,628, for a total operating lease cost of $341,664. Our operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). Also, for the years ended December 31, 2023, 2022 and 2021, we recorded a (gain) loss of ($295), ($824) and $241 respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $341,741, $307,581 and $296,460 were made reducing our operating lease liabilities for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in cash flows provided by operating activities in the Consolidated Statements of Cash Flows.
We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets or lease liabilities for agreements with a term of twelve months or less. We recorded $10,189, $7,478 and $6,184 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the years ended December 31, 2023, 2022 and 2021, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Our operating leases have a weighted-average remaining lease term of 12.4 years. The weighted-average discount rate of our operating leases is 5.0%. During the years ended December 31, 2023 and 2022, we obtained $24,999 and $79,095, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions. Lease terminations during the year resulted in a $10,635 and $5,090 reduction to operating lease liabilities for the years ended December 31, 2023 and 2022, respectively.
The following is a summary of the maturities of our operating lease liabilities as of December 31, 2023:

2024	$261,788
2025	194,702
2026	168,285
2027	144,511
2028	122,107
Thereafter	896,888
Total undiscounted operating lease payments	1,788,281
Less: Imputed interest	(502,428)
Total operating lease liabilities	$1,285,853
During the years ended December 31, 2023 and 2022, we obtained no new leased assets in exchange for new financing lease liabilities. Our financing leases have a weighted-average remaining lease term of 3.9 years and a weighted-average discount rate of 3.1%. For the years ended December 31, 2023, 2022 and 2021, amortization expense of $2,853 was recorded within depreciation and amortization and interest expense of $504, $544 and $585, was recorded within interest expense, respectively, on the Consolidated Statements of Income and Comprehensive Income in relation to these financing lease liabilities. Cash payments of $1,331 were made reducing our financing lease liabilities for the years ended December 31, 2023, 2022 and 2021 and are included in cash flows used in financing activities in the Consolidated Statements of Cash Flows.
Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore they are no longer accounted for as a lease. For the years ended December 31, 2023, 2022 and 2021, non-lease variable transit payments were $87,688, $78,877 and $47,054, respectively. These transit expenses are recorded in direct advertising expenses (exclusive of depreciation and amortization) on the Consolidated Statements of Income and Comprehensive Income.
(8)Accrued Expenses
The following is a summary of accrued expenses at December 31, 2023 and 2022:

	2023	2022
Payroll	$21,903	$24,601
Interest	23,322	23,360
Insurance benefits	10,801	10,008
Accrued variable lease and contract expense	30,375	28,117
Stock-based compensation	7,936	12,216
Other	12,858	19,291
	$107,195	$117,593

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(9) Long-term Debt
Long-term debt consists of the following at December 31, 2023 and 2022:

	December 31, 2023
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,019,222	$8,266	$1,010,956
Accounts Receivable Securitization Program	250,000	380	249,620
3 3/4% Senior Notes	600,000	4,923	595,077
3 5/8% Senior Notes	550,000	6,226	543,774
4% Senior Notes	549,516	5,675	543,841
4 7/8% Senior Notes	400,000	3,775	396,225
Other notes with various rates and terms	1,634	—	1,634
	3,370,372	29,245	3,341,127
Less current maturities	(250,398)	(380)	(250,018)
Long-term debt, excluding current maturities	$3,119,974	$28,865	$3,091,109

	December 31, 2022
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$993,970	$8,171	$985,799
Accounts Receivable Securitization Program	250,000	593	249,407
3 3/4% Senior Notes	600,000	6,000	594,000
3 5/8% Senior Notes	550,000	6,982	543,018
4% Senior Notes	549,437	6,459	542,978
4 7/8% Senior Notes	400,000	4,410	395,590
Other notes with various rates and terms	2,013	—	2,013
	3,345,420	32,615	3,312,805
Less current maturities	(250,378)	(593)	(249,785)
Long-term debt, excluding current maturities	$3,095,042	$32,022	$3,063,020
Long-term debt contractual maturities are as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2024	$399	$—	$399
2025	$600,420	$964	$599,456
2026	$442	$—	$442
2027	$599,568	$3,601	$595,967
2028	$670,000	$9,004	$660,996
Thereafter	$1,499,543	$15,676	$1,483,867
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
The Term B loans mature on February 6, 2027 with no required amortization payments. The Term B loans bear interest at rates based on the Term Secured Overnight Financing Rate ("Term SOFR") plus a credit spread adjustment of 0.10% (Term SOFR plus such credit spread adjustment, the "Adjusted Term SOFR Rate") or the Adjusted Base Rate, at Lamar Media’s option. Term B loans bearing interest at a rate based on Term SOFR bear interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50%. Term B loans bearing interest at a rate based on the Adjusted Base Rate bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50%.
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
On July 29, 2022, Lamar Media entered into Amendment No. 2 ("Amendment No. 2") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. Amendment No. 2 established the Term A loans as a new class of incremental term loans. The Term A loans will mature on February 6, 2025 with no required amortization payments prior to maturity and bear interest at rates based on the Term SOFR ("Term SOFR Term A loans") or the Adjusted Base Rate ("Base Rate Term A loans"), at Lamar Media's option. Term SOFR Term A loans bear interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50% (or the Adjusted Term SOFR Rate plus 1.25% at any time the Total Debt Ratio is less than or equal to 3.25 to 1). Base Rate Term A loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50% (or the Adjusted Base Rate plus 0.25% at any time the total debt ratio is less than or equal to 3.25 to 1). The covenants, events of default and other terms of the senior credit facility apply to the Term A loans. Lamar Media borrowed all $350,000 in Term A loans on July 29, 2022. The entire amount of the Term A loans will be payable at maturity. Proceeds from the Term A loans were used to repay outstanding balances on the revolving credit facility and a portion of the outstanding balance on the Accounts Receivable Securitization Program.
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
On July 31, 2023, Lamar Media entered into Amendment No. 4 ("Amendment No. 4"), to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
administrative agent and the lenders party thereto. Amendment No. 4 extends the maturity date of Lamar Media's $750,000 revolving credit facility such that the revolving credit facility matures July 31, 2028; provided, that, if on the date (a "Springing Maturity Test Date") that is 91 days prior to either the then scheduled maturity date of Lamar Media's Term B loans (which is currently February 6, 2027) or the February 15, 2028 maturity date of Lamar Media's 3 3/4% Notes, the Company and its restricted subsidiaries do not have sufficient liquidity (defined as unrestricted cash and cash equivalents of the Company and its restricted subsidiaries plus unused commitments under the revolving credit facility) to repay in full the aggregate outstanding amount (including all accrued and unpaid interest, premiums and make-whole amounts (if any)) of the Term B loans or the 3 3/4% Notes (as applicable), the revolving credit facility will mature on such Springing Maturity Test Date. On the maturity date of the revolving credit facility, the entire principal amount of revolving loans outstanding under the revolving credit facility, together with all accrued and unpaid interest on such revolving loans, will be due and payable.
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
As of December 31, 2023, there were $70,000 in outstanding borrowings under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $8,834 in letters of credit outstanding as of December 31, 2023 resulting in $671,166 of availability under the revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on July 31, 2028.
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
As of December 31, 2023, there was $250,000 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability for borrowing under the Accounts Receivable Securitization Program as of December 31, 2023. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the year ended December 31, 2023.
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
Debt Repurchase Program
On March 16, 2020, the Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On February 23, 2023, the Board of Directors authorized the extension of the repurchase program through September 30, 2024. There were no repurchases under the program as of December 31, 2023.
(10)Asset Retirement Obligation
The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2021	$269,367
Additions to asset retirement obligations	9,676
Revision in estimates	110,321
Accretion expense	4,894
Liabilities settled	(3,816)
Balance at December 31, 2022	$390,442
Additions to asset retirement obligations	4,548
Revision in estimates	1,230
Accretion expense	7,210
Liabilities settled	(5,439)
Balance at December 31, 2023	$397,991
Revision in estimates in December 31, 2022 of $110,321 reflects changes in cost estimates to remove structures and resurface land for structures that reside on leased land in the Company's outdoor advertising portfolio.
(11)Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Consolidated Statements of Income and Comprehensive Income are as follows:

	Year Ended December 31,
	2023	2022	2021
Direct advertising expenses	$273,297	$330,357	$253,850
General and administrative expenses	5,691	5,242	4,691
Corporate expenses	14,435	13,850	12,753
	$293,423	$349,449	$271,294
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
Income tax expense consists of the following:

	Current	Deferred	Total
Year ended December 31, 2023
U.S. federal	$6,223	$1,280	$7,503
State and local	2,035	(26)	2,009
Foreign	(860)	1,130	270
	$7,398	$2,384	$9,782
Year ended December 31, 2022
U.S. federal	$5,663	$2,073	$7,736
State and local	3,376	(136)	3,240
Foreign	5,201	1,275	6,476
	$14,240	$3,212	$17,452
Year ended December 31, 2021
U.S. federal	$4,723	$620	$5,343
State and local	3,958	254	4,212
Foreign	(999)	700	(299)
	$7,682	$1,574	$9,256
As of December 31, 2023 and 2022, the Company had income taxes payable of $36 and $4,104, respectively, which was recorded within accrued expenses on the Consolidated Balance Sheets.
The U.S. and foreign components of earnings before income taxes are as follows:

	2023	2022	2021
U.S.	$509,040	$446,395	$395,800
Foreign	(2,422)	9,704	1,546
Total	$506,618	$456,099	$397,346
A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 21 percent to income before taxes for the 2023, 2022 and 2021 tax years is as follows:

	2023	2022	2021
Income tax expense at U.S. federal statutory rate	$106,390	$95,781	$83,443
Tax adjustment related to REIT(a)	(101,486)	(86,793)	(83,153)
State and local income taxes, net of federal income tax benefit	2,732	2,850	2,917
Book expenses not deductible for tax purposes	2,574	3,042	1,893
Stock-based compensation	513	(3,336)	3,555
Valuation allowance(b)	875	(14,984)	(1,564)
Undistributed earnings of foreign subsidiaries(c)	(95)	(84)	292
Other differences, net(d)	(1,721)	20,976	1,873
Income tax expense	$9,782	$17,452	$9,256

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(a)Includes dividend paid deduction of $107,137, $106,129 and $85,087 for the tax years ended December 31, 2023, 2022 and 2021, respectively.
(b)For the years ended December 31, 2023, 2022 and 2021, a non-cash valuation allowance of $875, ($14,984) and ($1,564), respectively, was recorded to income tax expense due to our limited ability to utilize Puerto Rico and Canada deferred tax assets in future years.
(c)    Management does not assert that the undistributed earnings of our Canadian subsidiaries will be permanently reinvested. For the years ended December 31, 2023, 2022 and 2021, we recognized a deferred tax (benefit) expense of ($95), ($84) and $292, respectively, for future foreign withholding taxes related to undistributed earnings.
(d)    Under Section 1031.01(b)(10) of the 2011 Puerto Rico Code, net operating losses and the tax basis of any other assets shall be reduced for forgiveness of debt to the extent by which the taxpayer is insolvent. As a result, a non-cash expense of $15,201 was recorded to income tax expense for the reduction of Puerto Rico deferred tax assets for the year ended December 31, 2022. The Puerto Rico income tax withholding rate applicable on the accrued interest of the debt is 29%. As a result, a cash expense of $5,068 was recorded to income tax expense.
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2023	2022
Deferred tax assets:
Allowance for doubtful accounts	$211	$423
Net operating loss carry forwards	5,261	5,068
Tax credit carry forwards	1,202	1,364
Charitable contributions carry forward	2	1
Gross deferred tax assets	6,676	6,856
Less: valuation allowance	(5,333)	(4,435)
Net deferred tax assets	1,343	2,421
Deferred tax liabilities:
Intangibles	(4,926)	(5,016)
Accrued liabilities not deducted for tax purposes	(2,133)	(2,222)
Investment in partnerships	(2,611)	(1,758)
Property, plant and equipment	(2,956)	(2,234)
Undistributed earnings of foreign subsidiaries	(764)	(842)
Gross deferred tax liabilities	(13,390)	(12,072)
Net deferred tax liabilities	$(12,047)	$(9,651)
As of December 31, 2023, we have approximately $45,589 of U.S. net operating loss carry forwards to offset future taxable income. Of this amount, $12,399 is subject to Internal Revenue Code §382 limitation but will be available to be fully utilized by no later than 2027. These carry forwards expire between 2030 through 2037. In addition, we have $1,205 of various credits available to offset future U.S. federal income tax.
As of December 31, 2023, we have approximately $1,313,978 of state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $64 of various credits available to offset future state income tax. There was no valuation allowance related to state net operating losses as of December 31, 2023 and 2022. There was no net change in the total state valuation allowance for the year ended December 31, 2023 and a net decrease in the total state valuation allowance of $334 for the year ended December 31, 2022.
As of December 31, 2023, we had approximately $4,512 of Canadian net operating loss carry forwards before valuation allowances. These Canadian net operating losses are available to offset future taxable income. These carry forwards expire between 2040 and 2043.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
As of December 31, 2023, we had approximately $9,092 of Puerto Rico net operating loss carry forwards before valuation allowances. These Puerto Rico net operating losses are available to offset future taxable income. These carry forwards expire in 2032 and 2033. In addition, we have $688 of alternative minimum tax credits available to offset future Puerto Rico income tax.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings, the Company will not generate the minimum amount of future taxable income to support the realization of the deferred tax assets. As a result, management has determined that a valuation allowance related to Puerto Rico and Canada net operating loss carry forwards and other deferred tax assets is necessary. The valuation allowance for these deferred tax assets as of December 31, 2023 and 2022 was $5,333 and $4,435, respectively. The net change in the total valuation allowance for the years ended December 31, 2023 and 2022 was an increase (decrease) of $898 and ($14,664), respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry forward period increase.
As of December 31, 2023, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $15,277. Management does not designate these earnings as permanently reinvested and has recognized a deferred tax liability of approximately $764 related to foreign withholding taxes on these earnings. We have recognized a current year tax benefit of $95 related to 2023 earnings.
Under ASC 740, Income Taxes, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2021	$5,125
Additions for tax positions related to current year	718
Additions for tax positions related to prior years	1,142
Lapse of statute of limitations	(1,441)
Balance as of December 31, 2022	$5,544
Additions for tax positions related to prior years	703
Lapse of statute of limitations	(1,815)
Balance as of December 31, 2023	$4,432
Included in the balance of unrecognized benefits at December 31, 2023 is $4,432 of tax benefits that, if recognized in future periods, would impact our effective tax rate. During the years ended December 31, 2023 and 2022, we recognized interest and penalties of $76 and $212, respectively, as a component of income tax expense in connection with our liabilities related to uncertain tax positions.
Within the next twelve months, we expect to decrease our unrecognized tax benefits by approximately $1,314 as a result of the expiration of statute of limitations.
We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years prior to 2020, or for any U.S. state income tax audit prior to 2017. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2020 and 2019, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(13)Related Party Transactions
Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.
RTC Holdings, LLC (“RTC”), a telecommunications company, is 100% owned by entities owned by members of the Reilly family. Entities owned by Sean E. Reilly, President and Chief Executive Officer of the Company; Kevin P. Reilly, Jr., Executive Chairman of the Board of Directors; and members of their respective immediate families hold a majority stake in RTC of approximately 89%. The Reilly Family, LLC, which is owned by Sean E. Reilly, Kevin P. Reilly, Jr., members of our Board of Directors Anna Reilly and Wendell Reilly, and entities owned by each of them and members of their respective immediate families, holds the remaining minority stake in RTC of approximately 11%. On May 31, 2019, RTC acquired EATELCORP, LLC (“EATEL”) and its subsidiaries. EATEL provides phone and internet services to consumers and businesses in Louisiana. EATEL also provides data back-up and recovery services to businesses. During the years ended December 31, 2023 and 2022, the Company was a customer of EATEL for data back-up and recovery services. The aggregate amount paid by the Company to EATEL for such services was $84 and $228 for the years ended December 31, 2023 and 2022, respectively. The Company was also contracted by EATEL to provide advertising services in the aggregate amount of $206 and $154 for the years ended December 31, 2023 and 2022, respectively.
The Company had $274 and $158 receivables from employees or executive officers at December 31, 2023 and 2022, respectively.
On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, a leading global developer of programmatic technology for the digital out-of-home sector. For the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue of $12,050, $13,074 and $10,586, respectively, from advertisements generated through Vistar's programmatic technology platform. We also incurred expenses of $1,134, $1,167 and $880 related to these advertisements for the years ended December 31, 2023, 2022 and 2021, respectively.
(14)Stockholders’ Equity
On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock, which shares were subsequently exchanged on a one for one basis in the REIT conversion. The Series AA preferred stock ranks senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock is entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2023 was $3,649. The Series AA preferred stock is entitled to one vote per share.
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
As of December 31, 2023, no shares of our Class A common stock have been sold under the 2021 Sales Agreement and accordingly $400,000 remained available to be sold under the 2021 Sales Agreement as of December 31, 2023.
On June 21, 2021, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. As of December 31, 2023, the Company did not issue any shares under this shelf registration.
On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. On February 23, 2023, the Board of Directors authorized the extension of the repurchase program through September 30, 2024. There were no repurchases under the program as of December 31, 2023.
(15)Stock Compensation Plans
Equity Incentive Plan. Lamar’s 1996 Equity Incentive Plan, as amended, (the “1996 Plan”) has reserved 17.5 million shares of Class A common stock for issuance to directors and employees, including shares underlying granted options and common stock reserved for issuance under its performance-based incentive and LTIP Unit programs. Options granted under the 1996 Plan expire ten years from the grant date with vesting terms ranging from three to five years which primarily includes 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the Nasdaq Global Select Market on the date of grant.
In February 2013, the 1996 Plan was amended to eliminate the provision that limited the amount of Class A common stock, including shares retained from an award, that could be withheld to satisfy tax withholding obligations to the minimum tax obligations required by law (except with respect to option awards). In accordance with ASC 718, Compensation – Stock Compensation, the Company is required to classify the awards affected by the amendment as liability-classified awards at fair value each period prior to their settlement. As of December 31, 2023 and 2022, the Company recorded a liability, in accrued expenses, of $7,936 and $12,216, respectively, related to its equity incentive awards affected by this amendment.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2023	5%	45%	4%	6
2022	5%	45%	2%	6
2021	5%	45%	2%	6
Information regarding stock options under the 1996 Plan for the year ended December 31, 2023 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, beginning of year	410,900	$83.39
Granted	49,500	87.82
Exercised	(60,385)	71.21
Forfeited	(7,200)	84.09
Expired	(1,800)	84.09
Outstanding, end of year	391,015	$85.81	6.38
Exercisable at end of year	261,915	$80.28	5.43
At December 31, 2023 there was $2,784 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 1.72 years.
Shares available for future stock option, LTIP Units and restricted share grants to employees and directors under existing plans were 1,701,476 at December 31, 2023. The aggregate intrinsic value of options outstanding as of December 31, 2023 was $8,941 and the aggregate intrinsic value of options exercisable was $7,248. Total intrinsic value of options exercised was $1,830 for the year ended December 31, 2023.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Information regarding LTIP Units under the 1996 Plan for the year ended December 31, 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	88,000	$88.49
Granted	88,000	102.51
Exercised	—	—
Outstanding, end of year	176,000	$95.50
Vested at end of year	88,000	$88.49
At December 31, 2023 there was $603 of unrecognized compensation cost related to LITP Units granted which is expected to be recognized in the first half of 2024.
The fair value of LTIP Units granted and vested as of December 31, 2023 was $9,021 and $7,787, respectively, based on the weighted average grant date fair value per unit.
Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available for issuance under the 2019 ESPP was automatically increased by 87,327 shares on January 1, 2023 pursuant to the automatic increase provisions of the 2019 ESPP.
The following is a summary of 2019 ESPP share activity for the year ended December 31, 2023:

Shares
Available for future purchases, January 1, 2023	301,971
Additional shares reserved under 2019 ESPP	87,327
Purchases	(147,006)
Available for future purchases, December 31, 2023	242,292
Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Plan based on certain Company performance measures for fiscal year 2023. The number of shares to be issued, if any, are generally dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2023 results and are issued in the first half of 2024. The shares subject to these awards generally can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. Based on the Company’s performance measures achieved through December 31, 2023, the Company recorded $11,677, $11,545 and $29,324 as stock-based compensation expense related to these agreements for the years ended December 31, 2023, 2022 and 2021, respectively.
LTIP Units. In addition to performance-based compensation, the Company may issue LTIP Units of the OP, a subsidiary of the Company, to certain officers, employees and directors under the 1996 Plan. Such LTIP Units are subject to vesting and forfeiture conditions based on performance criteria approved by the Compensation Committee, which mirrors the performance criteria applicable to the Company's performance-based compensation, as described above. LTIP Units are a class of units intended to qualify as "profits interests" of the OP. The LTIP Units convert into Common Units of the OP upon the occurrence of certain events. Common Units are redeemable by the holder for shares of the Company's Class A common stock after a holding period of twelve months, or may be paid out in cash at the option of the general partner of the OP. As of December 31, 2023, the OP issued a total of 176,000 LTIP Units to the Company's executive officers, of which 88,000 LTIP units have vested. For the years ended December 31, 2023 and 2022, the Company recorded $5,347 and $5,897, respectively, as stock-based compensation expense related to these LTIP Units.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(16)Benefit Plans
The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2023, the Company maintained $5,537 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.
Savings and Profit Sharing Plan
The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company has the option to match 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company matched contributions of $7,265, $6,780 and $5,811 for the years ended December 31, 2023, 2022 and 2021, respectively.
Deferred Compensation Plan
The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers that have attained the age of 30 and have a minimum of 10 years of service to the Company and satisfy additional eligibility guidelines are eligible for annual contributions to the plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. For the years ended December 31, 2023, 2022 and 2021, the Company contributed $1,880, $1,637 and $1,540, respectively.
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

2024	$49,520
2025	$43,533
2026	$30,057
2027	$19,855
2028	$16,790
Thereafter	$45,734

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
(18)Distribution Restrictions
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of the senior credit facility. As of December 31, 2023 and 2022, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $4,438,406 and $4,187,593, respectively.
As of December 31, 2023, the senior credit facility allows Lamar Media to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of December 31, 2023, transfers to Lamar Advertising are permitted under the senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of December 31, 2023 and 2022, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $3,188,886 and $2,938,073, respectively.
(19)Fair Value of Financial Instruments
At December 31, 2023 and 2022, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and initial recognition of asset retirement obligations are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,206,117, which is less than both the gross and carrying amount of $3,370,372 as of December 31, 2023. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).
(20)Information about Geographic Areas
Revenues from external customers attributable to foreign countries totaled $30,568, $29,465 and $24,354 for the years ended December 31, 2023, 2022 and 2021, respectively. Net carrying value of long-lived assets located in foreign countries totaled $13,930 and $11,763 as of December 31, 2023 and 2022, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires Companies to disclose disaggregated information related to the effective tax rate reconciliation and income taxes paid. This guidance is effective for public entities as of December 15, 2024. We do not anticipate the adoption of this guidance will have a material impact on the Company's consolidated financial statements.

SCHEDULE II
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2023
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,418	12,737	11,678	$12,477
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$4,435	898	—	$5,333
Year ended December 31, 2022
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,195	9,013	8,790	$11,418
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$19,433	—	14,998	$4,435
Year ended December 31, 2021
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$14,946	4,527	8,278	$11,195
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$20,997	—	1,564	$19,433

SCHEDULE III
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Schedule of Real Estate and Accumulated Depreciation
December 31, 2023, 2022 and 2021
(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
363,496 Displays	—	—	$3,883,556	$(2,529,560)	Various	Various	5 to 20 years
(1)No single asset exceeded 5% of the total gross carrying amount at December 31, 2023
(2)This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)Includes sites under construction
The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31, 2023	December 31, 2022	December 31, 2021
Gross real estate assets:
Balance at the beginning of the year	$3,745,006	$3,439,618	$3,293,778
Capital expenditures on new advertising displays(4)	80,241	85,972	45,427
Capital expenditures on improvements/redevelopments of new/existing advertising displays	26,127	23,850	21,287
Capital expenditures other recurring(5)	42,703	141,030	88,697
Land acquisitions(6)	24,064	31,061	17,151
Acquisition of advertising displays(7)	9,285	64,223	17,662
Assets sold or written-off	(44,442)	(39,149)	(44,466)
Foreign exchange	572	(1,599)	82
Balance at the end of the year	$3,883,556	$3,745,006	$3,439,618
Accumulated depreciation:
Balance at the beginning of the year	$2,440,956	$2,287,590	$2,192,700
Depreciation	124,072	185,820	126,805
Assets sold or written-off	(35,791)	(31,514)	(31,971)
Foreign exchange	323	(940)	56
Balance at the end of the year	$2,529,560	$2,440,956	$2,287,590
(4)Includes non-cash amounts of $1,138, $2,367 and $1,541 at December 31, 2023, 2022 and 2021, respectively
(5)Includes non-cash amounts of $1,186, $103,019 and $48,848 at December 31, 2023, 2022 and 2021, respectively, related to the revision in cost estimate included in the calculation of asset retirement obligations
(6)Includes preliminary allocation of assets acquired during 2022 and 2021
(7)Includes non-cash amounts of $3,052, $11,132 and $3,843 at December 31, 2023, 2022 and 2021, respectively

LAMAR MEDIA CORP.
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting	82
Report of Independent Registered Public Accounting Firm — Opinion on Internal Control Over Financial Reporting (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	83
Report of Independent Registered Public Accounting Firm — Opinion on the Consolidated Financial Statements (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	84
Consolidated Balance Sheets as of December 31, 2023 and 2022	86
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021	87
Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2023, 2022 and 2021	88
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	89
Notes to Consolidated Financial Statements	90
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021	101
Schedule III — Schedule of Real Estate and Accumulated Depreciation as of December 31, 2023, 2022 and 2021	102

Management’s Report on Internal Control Over Financial Reporting
The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Lamar Media Corp.’s management assessed the effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Media Corp.’s management has concluded that, as of December 31, 2023, Lamar Media Corp.’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Lamar Media Corp.:
Opinion on Internal Control Over Financial Reporting

We have audited Lamar Media Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
February 23, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Lamar Media Corp.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the accounting lease term for the portfolio of billboard land leases

As discussed in Note 1 to the consolidated financial statements, which refers to Note 7 to the consolidated financial statements of Lamar Advertising Company, a lessee determines the lease term at the commencement date by identifying the non-cancellable period of the lease and then adding any periods for which it is reasonably certain to exercise a renewal option (or not to exercise a termination option). The Company has approximately 72,350 billboard land leases for which they determined the lease term using a portfolio approach, in accordance with which the negotiated stated initial lease term for each billboard land lease was concluded to be the lease term under Accounting Standards Codification Topic 842, Leases (ASC 842).

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
Baton Rouge, Louisiana
February 23, 2024

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2023 and 2022
(In thousands, except share and per share data)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$44,105	$52,119
Receivables, net of allowance for doubtful accounts of $12,477 and $11,418 as of 2023 and 2022, respectively	301,189	285,039
Other current assets	27,392	26,894
Total current assets	372,686	364,052
Property, plant and equipment	4,274,831	4,109,146
Less accumulated depreciation and amortization	(2,708,361)	(2,609,447)
Net property, plant and equipment	1,566,470	1,499,699
Operating lease right of use assets	1,315,433	1,271,631
Financing lease right of use assets	11,184	14,037
Goodwill (note 3)	2,025,119	2,025,117
Intangible assets, net (note 3)	1,170,967	1,206,158
Other assets	85,021	77,778
Total assets	$6,546,880	$6,458,472
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$18,238	$19,643
Current maturities of long-term debt, net of deferred financing costs of $380 and $593 in 2023 and 2022, respectively (note 5)	250,018	249,785
Current operating lease liabilities	210,568	205,838
Current financing lease liabilities	1,331	1,331
Accrued expenses (note 4)	97,464	108,724
Deferred income	126,547	131,847
Total current liabilities	704,166	717,168
Long-term debt, net of deferred financing costs of $28,865 and $32,022 in 2023 and 2022, respectively (note 5)	3,091,109	3,063,020
Operating lease liabilities	1,075,285	1,035,655
Financing lease liabilities	14,614	15,945
Deferred income tax liabilities	12,047	9,651
Asset retirement obligation	397,991	390,442
Other liabilities	41,891	39,090
Total liabilities	5,337,103	5,270,971
Stockholder’s equity:
Common stock, $0.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2023 and 2022	—	—
Additional paid-in-capital	3,173,789	3,132,178
Accumulated comprehensive loss	(428)	(659)
Accumulated deficit	(1,963,998)	(1,944,018)
Non-controlling interest	414	—
Stockholder’s equity	1,209,777	1,187,501
Total liabilities and stockholder’s equity	$6,546,880	$6,458,472
See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021
Statements of Income
Net revenues	$2,110,987	$2,032,140	$1,787,401
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	696,799	667,288	576,507
General and administrative expenses (exclusive of depreciation and amortization)	344,780	350,623	326,636
Corporate expenses (exclusive of depreciation and amortization)	105,528	101,998	93,074
Depreciation and amortization	293,423	349,449	271,294
Gain on disposition of assets	(5,474)	(15,721)	(2,115)
	1,435,056	1,453,637	1,265,396
Operating income	675,931	578,503	522,005
Other expense (income):
Loss on extinguishment of debt	115	—	21,604
Interest income	(2,115)	(1,293)	(763)
Interest expense	174,512	127,510	106,384
Equity in earnings of investee	(3,696)	(4,315)	(3,384)
	168,816	121,902	123,841
Income before income tax expense	507,115	456,601	398,164
Income tax expense	9,782	17,452	9,256
Net income	497,333	439,149	388,908
Earnings attributable to non-controlling interest	1,073	—	—
Net income attributable to controlling interest	$496,260	$439,149	$388,908
Statements of Comprehensive Income
Net income	$497,333	$439,149	$388,908
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	231	(1,514)	(79)
Comprehensive income	497,564	437,635	388,829
Earnings attributable to non-controlling interest	1,073	—	—
Comprehensive income attributable to controlling interest	$496,491	$437,635	$388,829
See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2023, 2022 and 2021
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Total
Balance, December 31, 2020	$—	3,034,357	934	(1,842,447)	—	1,192,844
Contribution from parent	—	37,548	—	—	—	37,548
Foreign currency translations	—	—	(79)	—	—	(79)
Net income	—	—	—	388,908	—	388,908
Dividend to parent	—	—	—	(410,875)	—	(410,875)
Balance, December 31, 2021	$—	3,071,905	855	(1,864,414)	—	1,208,346
Contribution from parent	—	60,273	—	—	—	60,273
Foreign currency translations	—	—	(1,514)	—	—	(1,514)
Net income	—	—	—	439,149	—	439,149
Dividend to parent	—	—	—	(518,753)	—	(518,753)
Balance, December 31, 2022	$—	3,132,178	(659)	(1,944,018)	—	1,187,501
Contribution from parent	—	42,627	—	—	—	42,627
Reallocation of capital	—	(1,016)	—	—	397	(619)
Foreign currency translations	—	—	231	—	—	231
Net income	—	—	—	496,260	1,073	497,333
Dividend to parent	—	—	—	(516,240)	(1,056)	(517,296)
Balance, December 31, 2023	$—	3,173,789	(428)	(1,963,998)	414	1,209,777
See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$497,333	$439,149	$388,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293,423	349,449	271,294
Non-cash compensation	22,649	23,136	37,368
Amortization included in interest expense	6,538	6,158	5,877
Gain on disposition of assets and investments	(5,474)	(15,721)	(2,115)
Loss on extinguishment of debt	115	—	21,604
Equity in earnings of investee	(3,696)	(4,315)	(3,384)
Deferred income tax expense	2,384	3,212	1,574
Provision for doubtful accounts	12,737	9,013	4,527
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(28,744)	(22,511)	(24,684)
Prepaid expenses	1,087	(906)	(5,493)
Other assets	(3,363)	2,711	5,030
(Decrease) increase in:
Trade accounts payable	(307)	1,176	1,308
Accrued expenses	(1,708)	(10,773)	9,553
Operating lease liabilities	2,490	7,198	3,819
Other liabilities	(39,154)	(47,110)	360
Cash flows provided by operating activities	756,310	739,866	715,546
Cash flows from investing activities:
Capital expenditures	(178,271)	(167,078)	(126,090)
Acquisitions	(138,961)	(479,766)	(312,257)
Payment for investments in equity securities	—	—	(30,000)
Decrease in notes receivable	62	12,124	107
Proceeds from disposition of assets and investments	7,051	15,649	6,480
Cash flows used in investing activities	(310,119)	(619,071)	(461,760)
Cash flows from financing activities:
Proceeds received from revolving credit facility	403,000	445,000	200,000
Payments on revolving credit facility	(378,000)	(575,000)	(25,000)
Principal payments on long-term debt	(381)	(365)	(378)
Principal payments on financing leases	(1,331)	(1,331)	(1,331)
Proceeds received from senior credit facility term loans	—	350,000	—
Proceeds received from accounts receivable securitization program	114,900	265,000	180,000
Payments on accounts receivable securitization program	(114,900)	(190,000)	(127,500)
Debt issuance costs	(2,951)	(1,583)	(8,823)
Proceeds received from note offering	—	—	550,000
Redemption of senior notes and senior subordinated notes	—	—	(668,688)
Distributions to non-controlling interest	(1,056)	(814)	(601)
Dividends to parent	(516,240)	(518,753)	(410,875)
Contributions from parent	42,627	60,273	37,548
Cash flows used in financing activities	(454,332)	(167,573)	(275,648)
Effect of exchange rate changes in cash and cash equivalents	127	(391)	81
Net decrease in cash and cash equivalents	(8,014)	(47,169)	(21,781)
Cash and cash equivalents at beginning of period	52,119	99,288	121,069
Cash and cash equivalents at end of period	$44,105	$52,119	$99,288
Supplemental disclosures of cash flow information:
Cash paid for interest	$168,011	$120,000	$112,080
Cash paid for state and federal income taxes	$11,432	$16,325	$8,388
See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1)Description of the Business and Significant Accounting Policies
(a)Nature of Business
Lamar Media Corp. (“Lamar Media”) is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media is engaged in the outdoor advertising business operating approximately 160,400 outdoor advertising displays in 45 states and Canada. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.
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
Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 3, 5, 7, 10, 11, 12, 13, 14, 15, 16, 17, 18, 19, 20 and 21 and portions of note 1 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this filing are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.
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
(2)Non-cash Financing and Investing Activities
There were no significant non-cash investing activities or significant non-cash financing activities during the years ended December 31, 2023, 2022 and 2021.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(3)Goodwill and Other Intangible Assets
The following is a summary of intangible assets at December 31, 2023 and 2022:

	Estimated Life (Years)	2023		2022
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7—10	$731,156	$640,635	$720,051	$614,840
Non-competition agreement	3—15	71,960	66,455	71,599	65,647
Site locations	15	2,955,324	1,891,078	2,864,854	1,781,164
Other	2—15	52,033	41,338	51,619	40,314
		$3,810,473	$2,639,506	$3,708,123	$2,501,965
Unamortizable Intangible Assets:
Goodwill		$2,277,786	$252,667	$2,277,784	$252,667
The changes in the gross carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows:

Balance as of December 31, 2021	$2,178,941
Goodwill acquired during the year	99,003
Purchase price adjustments and other	(160)
Balance as of December 31, 2022	2,277,784
Purchase price adjustments and other	2
Balance as of December 31, 2023	$2,277,786
(4)Accrued Expenses
The following is a summary of accrued expenses at December 31, 2023 and 2022:

	2023	2022
Payroll	$21,903	$24,601
Interest	23,322	23,360
Accrued variable lease and contract expense	30,375	28,117
Non-cash compensation	7,936	12,216
Other	13,928	20,430
	$97,464	$108,724

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(5)Long-term Debt
Long-term debt consists of the following at December 31, 2023 and 2022:

	December 31, 2023
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,019,222	$8,266	$1,010,956
Accounts Receivable Securitization Program	250,000	380	249,620
3 3/4% Senior Notes	600,000	4,923	595,077
3 5/8% Senior Notes	550,000	6,226	543,774
4% Senior Notes	549,516	5,675	543,841
4 7/8% Senior Notes	400,000	3,775	396,225
Other notes with various rates and terms	1,634	—	1,634
	3,370,372	29,245	3,341,127
Less current maturities	(250,398)	(380)	(250,018)
Long-term debt, excluding current maturities	$3,119,974	$28,865	$3,091,109

	December 31, 2022
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$993,970	$8,171	$985,799
Accounts Receivable Securitization Program	250,000	593	249,407
3 3/4% Senior Notes	600,000	6,000	594,000
3 5/8% Senior Notes	550,000	6,982	543,018
4% Senior Notes	549,437	6,459	542,978
4 7/8% Senior Notes	400,000	4,410	395,590
Other notes with various rates and terms	2,013	—	2,013
	3,345,420	32,615	3,312,805
Less current maturities	(250,378)	(593)	(249,785)
Long-term debt, excluding current maturities	$3,095,042	$32,022	$3,063,020
Long-term debt contractual maturities are as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2024	$399	$—	$399
2025	$600,420	$964	$599,456
2026	$442	$—	$442
2027	$599,568	$3,601	$595,967
2028	$670,000	$9,004	$660,996
Later years	$1,499,543	$15,676	$1,483,867

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(6)Related Party Transactions
Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.
As of December 31, 2023 and 2022, there was a payable to Lamar Advertising Company, its parent, in the amount of $1,009 and $1,871, respectively.
Effective December 31, 2023 and 2022, Lamar Advertising Company contributed $42,627 and $60,273, respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.
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
Condensed Consolidating Balance Sheet as of December 31, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
ASSETS
Total current assets	$33,875	$28,905	$309,906	$—	$372,686
Net property, plant and equipment	—	1,548,946	17,524	—	1,566,470
Operating lease right of use assets	—	1,281,503	33,930	—	1,315,433
Intangibles and goodwill, net	—	3,179,107	16,979	—	3,196,086
Other assets	4,596,516	349,680	249,662	(5,099,653)	96,205
Total assets	$4,630,391	$6,388,141	$628,001	$(5,099,653)	$6,546,880
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$398	$249,620	$—	$250,018
Current operating lease liabilities	—	202,992	7,576	—	210,568
Other current liabilities	45,225	184,018	14,337	—	243,580
Total current liabilities	45,225	387,408	271,533	—	704,166
Long-term debt	3,089,874	1,235	—	—	3,091,109
Operating lease liabilities	—	1,050,330	24,955	—	1,075,285
Other noncurrent liabilities	285,929	424,532	343,253	(587,171)	466,543
Total liabilities	3,421,028	1,863,505	639,741	(587,171)	5,337,103
Stockholder's equity	1,209,363	4,524,636	(11,740)	(4,512,482)	1,209,777
Total liabilities and stockholder's equity	$4,630,391	$6,388,141	$628,001	$(5,099,653)	$6,546,880

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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Year Ended December 31, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income
Net revenues	$—	$2,069,600	$44,068	$(2,681)	$2,110,987
Operating expenses (income)
Direct advertising expenses(1)	—	667,962	31,518	(2,681)	696,799
General and administrative expenses(1)	—	336,623	8,157	—	344,780
Corporate expenses(1)	—	104,023	1,505	—	105,528
Depreciation and amortization	—	289,257	4,166	—	293,423
Gain on disposition of assets	—	(5,476)	2	—	(5,474)
	—	1,392,389	45,348	(2,681)	1,435,056
Operating income (loss)	—	677,211	(1,280)	—	675,931
Loss on extinguishment of debt	115	—	—	—	115
Equity in (earnings) loss of subsidiaries	(655,864)	—	—	655,864	—
Interest expense (income), net	159,489	(1,934)	14,842	—	172,397
Equity in earnings of investee	—	(3,696)	—	—	(3,696)
Income (loss) before income tax expense	496,260	682,841	(16,122)	(655,864)	507,115
Income tax expense(2)	—	9,511	271	—	9,782
Net income (loss)	496,260	673,330	(16,393)	(655,864)	497,333
Earnings attributable to non-controlling interest	—	387	686	—	1,073
Net income (loss) attributable to controlling interest	$496,260	$672,943	$(17,079)	$(655,864)	$496,260
Statement of Comprehensive Income
Net income (loss)	$496,260	$673,330	$(16,393)	$(655,864)	$497,333
Total other comprehensive income, net of tax	—	—	231	—	231
Total comprehensive income (loss)	496,260	673,330	(16,162)	(655,864)	497,564
Earnings attributable to non-controlling interest	—	387	686	—	1,073
Comprehensive income (loss) attributable to controlling interest	$496,260	$672,943	$(16,848)	$(655,864)	$496,491
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
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Year Ended December 31, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income
Net revenues	$—	$1,752,106	$37,055	$(1,760)	$1,787,401
Operating expenses (income)
Direct advertising expenses(1)	—	552,953	25,314	(1,760)	576,507
General and administrative expenses(1)	—	322,278	4,358	—	326,636
Corporate expenses(1)	—	91,479	1,595	—	93,074
Depreciation and amortization	—	267,141	4,153	—	271,294
Gain on disposition of assets	—	(1,965)	(150)	—	(2,115)
	—	1,231,886	35,270	(1,760)	1,265,396
Operating income	—	520,220	1,785	—	522,005
Loss on extinguishment of debt	21,604	—	—	—	21,604
Equity in (earnings) loss of subsidiaries	(515,288)	—	—	515,288	—
Interest expense (income), net	104,776	(44)	889	—	105,621
Equity in earnings of investee	—	(3,384)	—	—	(3,384)
Income (loss) before income tax expense (benefit)	388,908	523,648	896	(515,288)	398,164
Income tax expense (benefit)(2)	—	9,556	(300)	—	9,256
Net income (loss)	$388,908	$514,092	$1,196	$(515,288)	$388,908
Statement of Comprehensive Income
Net income (loss)	$388,908	$514,092	$1,196	$(515,288)	$388,908
Total other comprehensive loss, net of tax	—	—	(79)	—	(79)
Total comprehensive income (loss)	$388,908	$514,092	$1,117	$(515,288)	$388,829
(1)Caption is exclusive of depreciation and amortization.
(2)The income tax expense (benefit) reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$600,132	$924,435	$(34,965)	$(733,292)	$756,310
Cash flows from investing activities:
Capital expenditures	—	(173,253)	(5,018)	—	(178,271)
Acquisitions	—	(138,961)	—	—	(138,961)
Proceeds from disposition of assets and investments	—	7,051	—	—	7,051
Investment in subsidiaries	(138,961)	—	—	138,961	—
(Increase) decrease in intercompany notes receivable	(15,589)	—	—	15,589	—
Decrease in notes receivable	—	62	—	—	62
Net cash (used in) provided by investing activities	(154,550)	(305,101)	(5,018)	154,550	(310,119)
Cash flows from financing activities:
Proceeds received from revolving credit facility	403,000	—	—	—	403,000
Payment on revolving credit facility	(378,000)	—	—	—	(378,000)
Principal payments on long-term debt	—	(381)	—	—	(381)
Principal payments on financing leases	—	(1,331)	—	—	(1,331)
Payment on accounts receivable securitization program	—	—	(114,900)	—	(114,900)
Proceeds received from accounts receivable securitization program	—	—	114,900	—	114,900
Debt issuance costs	(2,926)	—	(25)	—	(2,951)
Intercompany loan (payments) proceeds	—	(23,416)	39,005	(15,589)	—
Distributions to non-controlling interest	—	(440)	(616)	—	(1,056)
Dividends (to) from parent	(516,240)	(733,292)	—	733,292	(516,240)
Contributions from (to) parent	42,627	138,961	—	(138,961)	42,627
Net cash (used in) provided by financing activities	(451,539)	(619,899)	38,364	578,742	(454,332)
Effect of exchange rate changes in cash and cash equivalents	—	—	127	—	127
Net decrease in cash and cash equivalents	(5,957)	(565)	(1,492)	—	(8,014)
Cash and cash equivalents at beginning of period	39,729	1,285	11,105	—	52,119
Cash and cash equivalents at end of period	$33,772	$720	$9,613	$—	$44,105

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2022

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$586,773	$875,208	$(20,112)	$(702,003)	$739,866
Cash flows from investing activities:
Capital expenditures	—	(162,515)	(4,563)	—	(167,078)
Acquisitions	—	(479,766)	—	—	(479,766)
Proceeds from disposition of assets and investments	—	3,358	12,291	—	15,649
Investment in subsidiaries	(479,766)	—	—	479,766	—
Decrease (increase) in intercompany notes receivable	81,526	—	—	(81,526)	—
Decrease in notes receivable	—	58	12,066	—	12,124
Net cash (used in) provided by investing activities	(398,240)	(638,865)	19,794	398,240	(619,071)
Cash flows from financing activities:
Proceeds received from revolving credit facility	445,000	—	—	—	445,000
Payment on revolving credit facility	(575,000)	—	—	—	(575,000)
Principal payments on long-term debt	—	(365)	—	—	(365)
Principal payments on financing leases	—	(1,331)	—	—	(1,331)
Proceeds received from senior credit facility term loans	350,000	—	—	—	350,000
Proceeds received from accounts receivable securitization program	—	—	265,000	—	265,000
Payment on accounts receivable securitization program	—	—	(190,000)	—	(190,000)
Debt issuance costs	(1,347)	—	(236)	—	(1,583)
Intercompany loan (payments) proceeds	—	(14,619)	(66,907)	81,526	—
Distributions to non-controlling interest	—	—	(814)	—	(814)
Dividends (to) from parent	(518,753)	(702,003)	—	702,003	(518,753)
Contributions from (to) parent	60,273	479,766	—	(479,766)	60,273
Net cash (used in) provided by financing activities	(239,827)	(238,552)	7,043	303,763	(167,573)
Effect of exchange rate changes in cash and cash equivalents	—	—	(391)	—	(391)
Net (decrease) increase in cash and cash equivalents	(51,294)	(2,209)	6,334	—	(47,169)
Cash and cash equivalents at beginning of period	91,023	3,494	4,771	—	99,288
Cash and cash equivalents at end of period	$39,729	$1,285	$11,105	$—	$52,119

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2021

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$596,116	$849,072	$(21,301)	$(708,341)	$715,546
Cash flows from investing activities:
Acquisitions	—	(312,257)	—	—	(312,257)
Capital expenditures	—	(119,728)	(6,362)	—	(126,090)
Payment for investments in equity securities	—	(30,000)	—	—	(30,000)
Proceeds from disposition of assets and investments	—	6,480	—	—	6,480
Investment in subsidiaries	(342,257)	—	—	342,257	—
Decrease (increase) in intercompany notes receivable	51,976	—	—	(51,976)	—
Decrease in notes receivable	—	107	—	—	107
Net cash (used in) provided by investing activities	(290,281)	(455,398)	(6,362)	290,281	(461,760)
Cash flows from financing activities:
Proceeds received from revolving credit facility	200,000	—	—	—	200,000
Payment on revolving credit facility	(25,000)	—	—	—	(25,000)
Principal payments on long-term debt	—	(378)	—	—	(378)
Principal payments on financing leases	—	(1,331)	—	—	(1,331)
Proceeds received from accounts receivable securitization program	—	—	180,000	—	180,000
Payment on accounts receivable securitization program	—	—	(127,500)	—	(127,500)
Debt issuance costs	(8,385)	—	(438)	—	(8,823)
Proceeds received from note offering	550,000	—	—	—	550,000
Redemption of senior notes and senior subordinated notes	(668,688)	—	—	—	(668,688)
Intercompany loan (payments) proceeds	—	(24,119)	(27,857)	51,976	—
Distributions to non-controlling interest	—	—	(601)	—	(601)
Contributions from (to) parent	37,548	342,257	—	(342,257)	37,548
Dividends (to) from parent	(410,875)	(708,341)	—	708,341	(410,875)
Net cash (used in) provided by financing activities	(325,400)	(391,912)	23,604	418,060	(275,648)
Effect of exchange rate changes in cash and cash equivalents	—	—	81	—	81
Net (decrease) increase in cash and cash equivalents	(19,565)	1,762	(3,978)	—	(21,781)
Cash and cash equivalents at beginning of period	110,588	1,732	8,749	—	121,069
Cash and cash equivalents at end of period	$91,023	$3,494	$4,771	$—	$99,288

SCHEDULE II
LAMAR MEDIA CORP.
AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2023
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,418	12,737	11,678	$12,477
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$4,435	898	—	$5,333
Year ended December 31, 2022
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,195	9,013	8,790	$11,418
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$19,433	—	14,998	$4,435
Year ended December 31, 2021
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$14,946	4,527	8,278	$11,195
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$20,997	—	1,564	$19,433

SCHEDULE III
LAMAR MEDIA CORP.
AND SUBSIDIARIES
Schedule of Real Estate and Accumulated Depreciation
December 31, 2023, 2022 and 2021
(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
363,496 Displays	—	—	$3,883,556	$(2,529,560)	Various	Various	5 to 20 years
(1)No single asset exceeded 5% of the total gross carrying amount at December 31, 2023
(2)This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)Includes sites under construction
The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31, 2023	December 31, 2022	December 31, 2021
Gross real estate assets:
Balance at the beginning of the year	$3,745,006	$3,439,618	$3,293,778
Capital expenditures on new advertising displays(4)	80,241	85,972	45,427
Capital expenditures on improvements/redevelopments of new/existing advertising displays	26,127	23,850	21,287
Capital expenditures other recurring(5)	42,703	141,030	88,697
Land acquisitions(6)	24,064	31,061	17,151
Acquisition of advertising displays(7)	9,285	64,223	17,662
Assets sold or written-off	(44,442)	(39,149)	(44,466)
Foreign exchange	572	(1,599)	82
Balance at the end of the year	$3,883,556	$3,745,006	$3,439,618
Accumulated depreciation:
Balance at the beginning of the year	$2,440,956	$2,287,590	$2,192,700
Depreciation	124,072	185,820	126,805
Assets sold or written-off	(35,791)	(31,514)	(31,971)
Foreign exchange	323	(940)	56
Balance at the end of the year	$2,529,560	$2,440,956	$2,287,590
(4)Includes non-cash amounts of $1,138, $2,367 and $1,541 at December 31, 2023, 2022 and 2021, respectively
(5)Includes non-cash amounts of $1,186, $103,019 and $48,848 at December 31, 2023, 2022 and 2021, respectively, related to the revision in cost estimate included in the calculation of asset retirement obligations
(6)Includes preliminary allocation of assets acquired during 2022 and 2021
(7)Includes non-cash amounts of $3,052, $11,132 and $3,843 at December 31, 2023, 2022 and 2021, respectively

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Lamar Advertising Company
None.
Lamar Media Corp.
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2023, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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

10(f)(29)	Fourth Amended and Restated Credit Agreement, dated as of February 6, 2020, by and among Lamar Media, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10(f)(30)	Joinder Agreement, dated as of March 17, 2022, to the Fourth Amended and Restated Credit Agreement dated as of dated as of February 6, 2020 (as amended by that certain Amendment No. 1, dated as of July 2, 2021, and as further amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Sky High Murals-Colossal Media, Inc.	Previously filed as Exhibit 10.1 to Lamar Advertising’s Quarterly Report for the period ended March 31, 2022 filed on May 5, 2022 and incorporated herein by reference.

10(f)(31)	Joinder Agreement, dated as of June 7, 2022, to the Fourth Amended and Restated Credit Agreement dated as of dated as of February 6, 2020 (as amended by that certain Amendment No. 1, dated as of July 2, 2021, and as further amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Advertising Limited Partnership, Lamar Advertising General Partner, and Sky High Murals-Colossal Media, LLC.	Previously filed as Exhibit 10.1 to Lamar Advertising’s Quarterly Report for the period ended June 30, 2022 filed on August 3, 2022 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(f)(32)	Amendment No. 2, dated as of July 29, 2022 to the Fourth Amended and Restated Credit Agreement dated February 6, 2020, by and among Lamar Media, as Borrower, the Company, Lamar Media’s subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and certain lenders from time to time party thereto.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on August 3, 2022 and incorporated herein by reference.

10(f)(33)	Amendment No. 3, dated as of April 26, 2023 to the Fourth Amended and Restated Credit Agreement dated February 6, 2020, by and among Lamar Media, as Borrower, the Company, Lamar Media's subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and certain lenders from time to time party thereto.	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-36756) filed on May 5, 2023 and incorporated herein by reference.

10(f)(34)	Amendment No. 4, dated as of July 31, 2023 to the Fourth Amended and Restated Credit Agreement dated February 6, 2020, by and among Lamar Media, as Borrower, the Company, Lamar Media's subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and certain lenders from time to time party thereto.	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-36756) filed on August 2, 2023 and incorporated herein by reference.

10(g)(1)	Amended and Restated Limited Partnership Agreement Lamar Advertising Limited Partnership, dated July 1, 2022.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on July 7, 2022 and incorporated herein by reference.

10(g)(2)*	Form of 2022 LTIP Unit Award Agreement.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on July 7, 2022 and incorporated herein by reference.

10(g)(3)*	Form of 2023 LTIP Unit Award Agreement.	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-36756) filed on March 2, 2023 and incorporated herein by reference.

10(l)*	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company, dated as of November 18, 2014.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

14(a)	Lamar Advertising Company Code of Business Conduct and Ethics.	Previously filed as Exhibit 14(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-36756) filed on February 24, 2023 and incorporated herein by reference.

21(a)	Subsidiaries of the Company.	Filed herewith.

22(a)	Subsidiary guarantors of Lamar Media.	Filed herewith.

23(a)	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

31(b)	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
97	Compensation Recovery Policy	Filed herewith.

101
The following materials from the combined Annual Report of the Company and Lamar Media Corp. on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022 of the Company and Lamar Media, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021 of the Company and Lamar Media, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021 of the Company and Lamar Media, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 of the Company and Lamar Media, and (v) Notes to Consolidated Financial Statements of the Company and Lamar Media.

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

LAMAR ADVERTISING COMPANY

February 23, 2024	By:	/s/ Sean E. Reilly
Sean E. Reilly
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Reilly	President and Chief Executive Officer (Principal Executive Officer)	2/23/24
Sean E. Reilly

/s/ Jay L. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	2/23/24
Jay L. Johnson

/s/ Kevin P. Reilly, Jr.	Executive Chairman and Director	2/23/24
Kevin P. Reilly, Jr.

/s/ Wendell S. Reilly	Director	2/23/24
Wendell S. Reilly

/s/ Stephen P. Mumblow	Director	2/23/24
Stephen P. Mumblow

/s/ Marshall A. Loeb	Director	2/23/24
Marshall A. Loeb

/s/ Thomas Reifenheiser	Director	2/23/24
Thomas Reifenheiser

/s/ Anna Reilly	Director	2/23/24
Anna Reilly

/s/ John E. Koerner, III	Director	2/23/24
John E. Koerner, III

/s/ Elizabeth Thompson	Director	2/23/24
Elizabeth Thompson

/s/ Nancy Fletcher	Director	2/23/24
Nancy Fletcher

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

February 23, 2024	By:	/s/ Sean E. Reilly
Sean E. Reilly
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	Executive Chairman and Director	2/23/24
Kevin P. Reilly, Jr.

/s/ Sean E. Reilly	President and Chief Executive Officer (Principal Executive Officer)	2/23/24
Sean E. Reilly

/s/ Jay L. Johnson	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	2/23/24
Jay L. Johnson

/s/ Lee Kantrow, Jr.	Executive Vice President of Mergers and Acquisitions and Director	2/23/24
Lee Kantrow, Jr.