Form 10-Q
period 2024-03-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2024-05-02
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of April 26, 2024: 87,820,609
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of April 26, 2024: 14,420,085
The number of shares of Lamar Media Corp. common stock outstanding as of April 26, 2024: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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
For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2023 of the Company and Lamar Media (the “2023 Combined Form 10-K”), filed on February 23, 2024, and as such risk factors may be further updated or supplemented, from time to time, in our future combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,405	$44,605
Receivables, net of allowance for doubtful accounts of $11,952 and $12,477 in 2024 and 2023, respectively	298,509	301,189
Other current assets	41,162	27,392
Total current assets	376,076	373,186
Property, plant and equipment	4,289,440	4,274,831
Less accumulated depreciation and amortization	(2,731,409)	(2,708,361)
Net property, plant and equipment	1,558,031	1,566,470
Operating lease right of use assets	1,302,629	1,315,433
Financing lease right of use assets	10,471	11,184
Goodwill	2,035,220	2,035,271
Intangible assets, net	1,150,081	1,171,434
Other assets	92,559	90,644
Total assets	$6,525,067	$6,563,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,435	$18,238
Current maturities of long-term debt, net of deferred financing costs of $339 and $380 in 2024 and 2023, respectively	585,763	250,018
Current operating lease liabilities	174,955	210,568
Current financing lease liabilities	1,331	1,331
Accrued expenses	79,483	107,195
Deferred income	132,644	126,547
Total current liabilities	992,611	713,897
Long-term debt, net of deferred financing costs of $27,380 and $28,865 in 2024 and 2023, respectively	2,815,573	3,091,109
Operating lease liabilities	1,066,058	1,075,285
Financing lease liabilities	14,282	14,614
Deferred income tax liabilities	12,293	12,047
Asset retirement obligation	396,539	397,991
Other liabilities	44,074	41,891
Total liabilities	5,341,430	5,346,834
Stockholders’ equity:
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2024 and 2023	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized; 88,711,167 and 88,486,495 shares issued at 2024 and 2023, respectively; 87,820,609 and 87,645,560 outstanding at 2024 and 2023, respectively	89	88
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2024 and 2023	14	14
Additional paid-in capital	2,129,944	2,103,282
Accumulated comprehensive loss	(820)	(428)
Accumulated deficit	(874,130)	(819,235)
Cost of shares held in treasury, 890,558 and 840,935 shares at 2024 and 2023, respectively	(72,688)	(67,347)
Non-controlling interest	1,228	414
Stockholders’ equity	1,183,637	1,216,788
Total liabilities and stockholders’ equity	$6,525,067	$6,563,622
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Statements of Income
Net revenues	$498,150	$471,332
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	175,645	168,432
General and administrative expenses (exclusive of depreciation and amortization)	89,161	85,135
Corporate expenses (exclusive of depreciation and amortization)	35,704	28,527
Depreciation and amortization	75,228	73,125
Gain on disposition of assets	(2,188)	(2,688)
	373,550	352,531
Operating income	124,600	118,801
Other (income) expense
Interest income	(467)	(461)
Interest expense	44,487	41,444
Equity in loss (earnings) of investee	559	(178)
	44,579	40,805
Income before income tax expense	80,021	77,996
Income tax expense	1,522	1,798
Net income	78,499	76,198
Net income attributable to non-controlling interest	275	157
Net income attributable to controlling interest	78,224	76,041
Cash dividends declared and paid on preferred stock	91	91
Net income applicable to common stock	$78,133	$75,950
Earnings per share:
Basic earnings per share	$0.77	$0.75
Diluted earnings per share	$0.76	$0.74
Cash dividends declared per share of common stock	$1.30	$1.25
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	102,115,159	101,792,317
Weighted average common shares outstanding diluted	102,447,333	101,963,563
Statements of Comprehensive Income
Net income	$78,499	$76,198
Other comprehensive loss
Foreign currency translation adjustments	(392)	(2)
Comprehensive income	78,107	76,196
Net income attributable to non-controlling interest	275	157
Comprehensive income attributable to controlling interest	$77,832	$76,039
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2023	$—	$88	$14	$(67,347)	$2,103,282	$(428)	$(819,235)	414	$1,216,788
Non-cash compensation	—	—	—	—	2,745	—	—	—	2,745
Issuance of 137,350 shares of common stock through stock awards	—	1	—	—	17,868	—	—	—	17,869
Exercise of 47,000 shares of stock options	—	—	—	—	3,415	—	—	—	3,415
Issuance of 40,322 shares of common stock through employee purchase plan	—	—	—	—	3,652	—	—	—	3,652
Purchase of 49,623 shares of treasury stock	—	—	—	(5,341)	—	—	—	—	(5,341)
Foreign currency translation	—	—	—	—	—	(392)	—	—	(392)
Net income	—	—	—	—	—	—	78,224	275	78,499
Reallocation of capital	—	—	—	—	(1,018)	—	—	1,018	—
Dividends ($1.30 per common share) and other distributions	—	—	—	—	—	—	(133,028)	(479)	(133,507)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2024	$—	$89	$14	$(72,688)	$2,129,944	$(820)	$(874,130)	$1,228	$1,183,637

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2022	$—	$88	$14	$(61,358)	$2,061,671	$(659)	$(804,382)	—	$1,195,374
Non-cash compensation	—	—	—	—	3,305	—	—	—	3,305
Issuance of 161,050 shares of common stock through stock awards	—	—	—	—	15,934	—	—	—	15,934
Exercise of 10,595 shares of stock options	—	—	—	—	678	—	—	—	678
Issuance of 45,232 shares of common stock through employee purchase plan	—	—	—	—	3,530	—	—	—	3,530
Purchase of 56,808 shares of treasury stock	—	—	—	(5,946)	—	—	—	—	(5,946)
Foreign currency translation	—	—	—	—	—	(2)	—	—	(2)
Net income	—	—	—	—	—	—	76,041	157	76,198
Reallocation of capital	—	—	—	—	(1,016)	—	—	397	(619)
Dividends ($1.25 per common share) and other distributions	—	—	—	—	—	—	(127,460)	(214)	(127,674)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2023	$—	$88	$14	$(67,304)	$2,084,102	$(661)	$(855,892)	$340	$1,160,687
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$78,499	$76,198
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	75,228	73,125
Stock-based compensation	14,466	8,040
Amortization included in interest expense	1,631	1,642
Gain on disposition of assets	(2,188)	(2,688)
Equity in loss (earnings) of investee	559	(178)
Deferred tax expense (benefit)	246	(1,152)
Provision for doubtful accounts	312	1,397
Changes in operating assets and liabilities
Decrease (increase) in:
Receivables	2,229	24,208
Prepaid expenses	(6,746)	(10,833)
Other assets	(6,306)	(7,523)
Increase (decrease) in:
Trade accounts payable	325	(1,911)
Accrued expenses	(20,355)	(24,010)
Operating lease liabilities	(32,035)	(40,801)
Other liabilities	4,697	13,198
Net cash provided by operating activities	110,562	108,712
Cash flows from investing activities:
Acquisitions	(18,265)	(13,627)
Capital expenditures	(29,482)	(42,285)
Proceeds from disposition of assets and investments	2,731	3,248
Net cash used in investing activities	(45,016)	(52,664)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(5,341)	(5,947)
Net proceeds from issuance of common stock	7,067	4,208
Principal payments on long-term debt	(98)	(93)
Principal payments on financing leases	(333)	(333)
Payments on revolving credit facility	(70,000)	(20,000)
Proceeds received from revolving credit facility	143,000	90,000
Proceeds received from accounts receivable securitization program	6,900	9,800
Payments on accounts receivable securitization program	(21,200)	(25,000)
Debt issuance costs	(23)	(25)
Distributions to non-controlling interest	(479)	(214)
Dividends/distributions	(133,119)	(127,551)
Net cash used in financing activities	(73,626)	(75,155)
Effect of exchange rate changes in cash and cash equivalents	(120)	10
Net decrease in cash and cash equivalents	(8,200)	(19,097)
Cash and cash equivalents at beginning of period	44,605	52,619
Cash and cash equivalents at end of period	$36,405	$33,522
Supplemental disclosures of cash flow information:
Cash paid for interest	$42,520	$39,430
Cash paid for foreign, state and federal income taxes	$2,953	$3,182
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2023 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.
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
The following table presents our disaggregated revenue by source for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Billboard advertising	$439,385	$417,175
Logo advertising	20,742	20,310
Transit advertising	38,023	33,847
Net revenues	$498,150	$471,332

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
3. Leases
During the three months ended March 31, 2024 and 2023, we had operating lease costs of $79,252 and $79,446, respectively, and variable lease costs of $13,442 and $12,374, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). For the three months ended March 31, 2024 and 2023, we recorded a loss of $8 and $145, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $137,917 and $117,332 were made reducing our operating lease liabilities for the three months ended March 31, 2024 and 2023, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets ("ROU assets") or lease liabilities for agreements with a term of twelve months or less. We recorded $2,527 and $2,411 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended March 31, 2024 and 2023, respectively.
Our operating leases have a weighted-average remaining lease term of 12.7 years. The weighted-average discount rate of our operating leases is 5.1%. Also, during the periods ended March 31, 2024 and 2023, we obtained $2,424 and $4,942, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.
The following is a summary of the maturities of our operating lease liabilities as of March 31, 2024:

2024	$156,243
2025	200,354
2026	172,599
2027	149,277
2028	126,426
Thereafter	922,664
Total undiscounted operating lease payments	1,727,563
Less: Imputed interest	(486,550)
Total operating lease liabilities	$1,241,013
During the three months ended March 31, 2024 and 2023, $713 of amortization expense for each period and $120 and $130 of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. Cash payments of $333 were made reducing our financing lease liabilities for each of the three months ended March 31, 2024 and 2023, and are included in cash flows used in financing activities in the Condensed Consolidated Statements of Cash Flows. Our financing leases have a weighted-average remaining lease term of 3.7 years and a weighted-average discount rate of 3.1%.
Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore they are no longer accounted for as a lease. For the three months ended March 31, 2024 and 2023, non-lease variable transit payments were $23,563 and $20,318, respectively. These transit expenses are recorded in direct advertising expenses (exclusive of depreciation and amortization) on the Condensed Consolidated Statements of Income and Comprehensive Income.
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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company had no granted options of its Class A common stock during the three months ended March 31, 2024. At March 31, 2024 a total of 1,514,026 shares were available for future grant.
Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available under the 2019 ESPP was automatically increased by 87,645 shares on January 1, 2024 pursuant to the automatic increase provisions of the 2019 ESPP.
The following is a summary of 2019 ESPP share activity for the three months ended March 31, 2024:

Shares
Available for future purchases, January 1, 2024	242,292
Additional shares reserved under 2019 ESPP	87,645
Purchases	(40,322)
Available for future purchases, March 31, 2024	289,615
Stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, are generally dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2024 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2025. The shares subject to these awards can range from a minimum of 0% to a maximum of 120% of the target number of shares depending on the level at which the goals are attained. Under the Incentive Plan, the Company's Compensation Committee may also award additional shares in its discretion based on other factors, which awards, if any, for 2025, will also be issued in the first quarter of 2025.
For the three months ended March 31, 2024 and 2023, the Company recorded $9,925 and $4,590, respectively, as stock-based compensation expense.
LTIP Units. In addition to stock compensation, the Company may issue LTIP Units of Lamar Advertising Limited Partnership (the "OP"), a subsidiary of the Company, to certain officers, employees and directors under the Incentive Plan of the Company. Such LTIP Units are subject to vesting and forfeiture conditions based on performance criteria approved by the Compensation Committee. The Compensation Committee may also make discretionary grants of LTIP Units based on other factors. LTIP Units are a class of units intended to qualify as “profits interests” of the OP. The LTIP Units convert into Common Units of the OP upon the occurrence of certain events. Common Units are redeemable by the holder for shares of the Company's Class A common stock after a holding period of twelve months, or may be paid out in cash at the option of the general partner of the OP. As of March 31, 2024, the OP has a total of 260,800 LTIP Units issued and outstanding to the Company’s executive officers, of which 140,800 LTIP units have vested. For the three months ended March 31, 2024 and 2023, the Company recorded $3,062 and $1,891, respectively, as stock-based compensation expense related to these LTIP Units.
Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors' one year term. For the three months ended March 31, 2024 and 2023, the Company recorded $137 and $101, respectively, in stock-based compensation expense related to these awards.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
5. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three Months Ended March 31,
	2024	2023
Direct advertising expenses	$69,676	$68,316
General and administrative expenses	1,315	1,280
Corporate expenses	4,237	3,529
	$75,228	$73,125
6. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at March 31, 2024 and December 31, 2023:

	Estimated Life (Years)	March 31, 2024		December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$731,112	$647,080	$731,156	$640,635
Non-competition agreements	3—15	72,020	66,662	71,960	66,455
Site locations	15	2,968,419	1,918,650	2,955,324	1,891,078
Other	2—15	52,598	41,676	52,578	41,416
		$3,824,149	$2,674,068	$3,811,018	$2,639,584
Unamortizable intangible assets:
Goodwill		$2,288,756	$253,536	$2,288,807	$253,536
7. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2023	$397,991
Additions to asset retirement obligations	189
Accretion expense	1,721
Liabilities settled	(3,362)
Balance at March 31, 2024	$396,539
8. Distribution Restrictions
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of March 31, 2024 and December 31, 2023, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $4,459,349 and $4,438,406, respectively.
As of March 31, 2024, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
March 31, 2024, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of March 31, 2024 and December 31, 2023, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $3,209,829 and $3,188,886, respectively.
9. Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options and LTIP units. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three months ended March 31, 2024 or 2023.
10. Long-term Debt
Long-term debt consists of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,092,285	$7,617	$1,084,668
Accounts Receivable Securitization Program	235,700	339	235,361
3 3/4% Senior Notes	600,000	4,647	595,353
3 5/8% Senior Notes	550,000	6,032	543,968
4% Senior Notes	549,536	5,473	544,063
4 7/8% Senior Notes	400,000	3,611	396,389
Other notes with various rates and terms	1,534	—	1,534
	3,429,055	27,719	3,401,336
Less current maturities	(586,102)	(339)	(585,763)
Long-term debt, excluding current maturities	$2,842,953	$27,380	$2,815,573

	December 31, 2023
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,019,222	$8,266	$1,010,956
Accounts Receivable Securitization Program	250,000	380	249,620
3 3/4% Senior Notes	600,000	4,923	595,077
3 5/8% Senior Notes	550,000	6,226	543,774
4% Senior Notes	549,516	5,675	543,841
4 7/8% Senior Notes	400,000	3,775	396,225
Other notes with various rates and terms	1,634	—	1,634
	3,370,372	29,245	3,341,127
Less current maturities	(250,398)	(380)	(250,018)
Long-term debt, excluding current maturities	$3,119,974	$28,865	$3,091,109

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
As of March 31, 2024, there were $143,000 in borrowings outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $8,603 in letters of credit outstanding as of March 31, 2024 resulting in $598,397 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity.
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
As of March 31, 2024 there was $235,700 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability for borrowing under the Accounts Receivable Securitization Program as of March 31, 2024. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the three months ended March 31, 2024.
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
Debt Repurchase Program
On March 16, 2020, the Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On February 23, 2023, the Board of Directors authorized the extension of the repurchase program through September 30, 2024. There were no repurchases under the program as of March 31, 2024.
11. Fair Value of Financial Instruments
At March 31, 2024 and December 31, 2023, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,248,868 which does not exceed the carrying amount of $3,429,055 as of March 31, 2024. The majority of the fair value is determined using observed

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).
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
13. Dividends/Distributions
During the three months ended March 31, 2024 and 2023, the Company declared and paid cash distributions in an aggregate amount of $133,028 or $1.30 per share and $127,460 or $1.25 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of general economic conditions on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three months ended March 31, 2024 and 2023, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share for each period.
14. Information about Geographic Areas
Revenues from external customers attributable to foreign countries totaled $7,704 and $6,076 for the three months ended March 31, 2024 and 2023, respectively. Net carrying value of long-lived assets located in foreign countries totaled $13,065 and $13,930 as of March 31, 2024 and December 31, 2023, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.
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
As of March 31, 2024, no shares of our Class A common stock have been sold under the 2021 Sales Agreement and accordingly $400,000 remained available to be sold under the 2021 Sales Agreement as of March 31, 2024.
Shelf Registration. On June 21, 2021, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. During the three

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
months ended March 31, 2024 and the year ended December 31, 2023, the Company did not issue any shares under this shelf registration.
Stock Repurchase Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. On February 23, 2023, the Board of Directors authorized the extension of the repurchase program through September 30, 2024. There were no repurchases under the program as of March 31, 2024.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,905	$44,105
Receivables, net of allowance for doubtful accounts of $11,952 and $12,477 in 2024 and 2023, respectively	298,509	301,189
Other current assets	41,162	27,392
Total current assets	375,576	372,686
Property, plant and equipment	4,289,440	4,274,831
Less accumulated depreciation and amortization	(2,731,409)	(2,708,361)
Net property, plant and equipment	1,558,031	1,566,470
Operating lease right of use assets	1,302,629	1,315,433
Financing lease right of use assets	10,471	11,184
Goodwill	2,025,068	2,025,119
Intangible assets, net	1,149,613	1,170,967
Other assets	86,937	85,021
Total assets	$6,508,325	$6,546,880
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$18,435	$18,238
Current maturities of long-term debt, net of deferred financing costs of $339 and $380 in 2024 and 2023, respectively	585,763	250,018
Current operating lease liabilities	174,955	210,568
Current financing lease liabilities	1,331	1,331
Accrued expenses	69,524	97,464
Deferred income	132,644	126,547
Total current liabilities	982,652	704,166
Long-term debt, net of deferred financing costs of $27,380 and $28,865 in 2024 and 2023, respectively	2,815,573	3,091,109
Operating lease liabilities	1,066,058	1,075,285
Financing lease liabilities	14,282	14,614
Deferred income tax liabilities	12,293	12,047
Asset retirement obligation	396,539	397,991
Other liabilities	44,074	41,891
Total liabilities	5,331,471	5,337,103
Stockholder's equity:
Common stock, par value $0.01, 3,000 shares authorized, 100 shares issued and outstanding at 2024 and 2023	—	—
Additional paid-in-capital	3,200,451	3,173,789
Accumulated comprehensive loss	(820)	(428)
Accumulated deficit	(2,024,005)	(1,963,998)
Non-controlling interest	1,228	414
Stockholder's equity	1,176,854	1,209,777
Total liabilities and stockholder's equity	$6,508,325	$6,546,880
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Statements of Income
Net revenues	$498,150	$471,332
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	175,645	168,432
General and administrative expenses (exclusive of depreciation and amortization)	89,161	85,135
Corporate expenses (exclusive of depreciation and amortization)	35,566	28,391
Depreciation and amortization	75,228	73,125
Gain on disposition of assets	(2,188)	(2,688)
	373,412	352,395
Operating income	124,738	118,937
Other (income) expense
Interest income	(467)	(461)
Interest expense	44,487	41,444
Equity in loss (earnings) of investee	559	(178)
	44,579	40,805
Income before income tax expense	80,159	78,132
Income tax expense	1,522	1,798
Net income	78,637	76,334
Net income attributable to non-controlling interest	275	157
Net income attributable to controlling interest	$78,362	$76,177
Statements of Comprehensive Income
Net income	$78,637	$76,334
Other comprehensive loss
Foreign currency translation adjustments	(392)	(2)
Comprehensive income	78,245	76,332
Net income attributable to non-controlling interest	275	157
Comprehensive income attributable to controlling interest	$77,970	$76,175
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2023	$—	$3,173,789	$(428)	$(1,963,998)	$414	$1,209,777
Contribution from parent	—	27,680	—	—	—	27,680
Reallocation of capital	—	(1,018)	—	—	1,018	—
Foreign currency translations	—	—	(392)	—	—	(392)
Net income	—	—	—	78,362	275	78,637
Dividend to parent	—	—	—	(138,369)	(479)	(138,848)
Balance, March 31, 2024	$—	$3,200,451	$(820)	$(2,024,005)	$1,228	$1,176,854

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2022	$—	$3,132,178	$(659)	$(1,944,018)	$—	$1,187,501
Contribution from parent	—	23,447	—	—	—	23,447
Reallocation of capital	—	(1,016)	—	—	397	(619)
Foreign currency translations	—	—	(2)	—	—	(2)
Net income	—	—	—	76,177	157	76,334
Dividend to parent	—	—	—	(133,406)	(214)	(133,620)
Balance, March 31, 2023	$—	$3,154,609	$(661)	$(2,001,247)	$340	$1,153,041
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$78,637	$76,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,228	73,125
Non-cash compensation	14,466	8,040
Amortization included in interest expense	1,631	1,642
Gain on disposition of assets	(2,188)	(2,688)
Equity in loss (earnings) of investee	559	(178)
Deferred tax expense (benefit)	246	(1,152)
Provision for doubtful accounts	312	1,397
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	2,229	24,208
Prepaid expenses	(6,746)	(10,833)
Other assets	(6,306)	(7,523)
Increase (decrease) in:
Trade accounts payable	325	(1,911)
Accrued expenses	(20,355)	(24,010)
Operating lease liabilities	(32,035)	(40,801)
Other liabilities	(16,145)	(6,269)
Net cash provided by operating activities	89,858	89,381
Cash flows from investing activities:
Acquisitions	(18,265)	(13,627)
Capital expenditures	(29,482)	(42,285)
Proceeds from disposition of assets and investments	2,731	3,248
Net cash used in investing activities	(45,016)	(52,664)
Cash flows from financing activities:
Principal payments on long-term debt	(98)	(93)
Principal payments on financing leases	(333)	(333)
Payments on revolving credit facility	(70,000)	(20,000)
Proceeds received from revolving credit facility	143,000	90,000
Proceeds received from accounts receivable securitization program	6,900	9,800
Payments on accounts receivable securitization program	(21,200)	(25,000)
Debt issuance costs	(23)	(25)
Distributions to non-controlling interest	(479)	(214)
Contributions from parent	27,680	23,447
Dividend to parent	(138,369)	(133,406)
Net cash used in financing activities	(52,922)	(55,824)
Effect of exchange rate changes in cash and cash equivalents	(120)	10
Net decrease in cash and cash equivalents	(8,200)	(19,097)
Cash and cash equivalents at beginning of period	44,105	52,119
Cash and cash equivalents at end of period	$35,905	$33,022
Supplemental disclosures of cash flow information:
Cash paid for interest	$42,520	$39,430
Cash paid for foreign, state and federal income taxes	$2,953	$3,182
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2023 Combined Form 10-K.
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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Balance Sheet as of March 31, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$27,664	$45,183	$302,729	$—	$375,576
Net property, plant and equipment	—	1,542,340	15,691	—	1,558,031
Operating lease right of use assets	—	1,270,193	32,436	—	1,302,629
Intangibles and goodwill, net	—	3,157,772	16,909	—	3,174,681
Other assets	4,619,892	344,234	235,405	(5,102,123)	97,408
Total assets	$4,647,556	$6,359,722	$603,170	$(5,102,123)	$6,508,325
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$350,000	$402	$235,361	$—	$585,763
Current operating lease liabilities	—	167,509	7,446	—	174,955
Other current liabilities	33,531	176,596	11,807	—	221,934
Total current liabilities	383,531	344,507	254,614	—	982,652
Long-term debt	2,814,441	1,132	—	—	2,815,573
Operating lease liabilities	—	1,042,549	23,509	—	1,066,058
Other noncurrent liabilities	273,958	422,941	342,381	(572,092)	467,188
Total liabilities	3,471,930	1,811,129	620,504	(572,092)	5,331,471
Stockholder's equity	1,175,626	4,548,593	(17,334)	(4,530,031)	1,176,854
Total liabilities and stockholder's equity	$4,647,556	$6,359,722	$603,170	$(5,102,123)	$6,508,325

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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income
for the Three Months Ended March 31, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$487,788	$11,023	$(661)	$498,150
Operating expenses (income)
Direct advertising expenses(1)	—	168,246	8,060	(661)	175,645
General and administrative expenses(1)	—	86,709	2,452	—	89,161
Corporate expenses(1)	—	35,067	499	—	35,566
Depreciation and amortization	—	74,309	919	—	75,228
Gain on disposition of assets	—	(2,188)	—	—	(2,188)
	—	362,143	11,930	(661)	373,412
Operating income (loss)	—	125,645	(907)	—	124,738
Equity in (earnings) loss of subsidiaries	(118,866)	—	—	118,866	—
Interest expense (income), net	40,504	(369)	3,885	—	44,020
Equity in loss of investee	—	559	—	—	559
Income (loss) before income tax expense	78,362	125,455	(4,792)	(118,866)	80,159
Income tax expense(2)	—	1,407	115	—	1,522
Net income (loss)	78,362	124,048	(4,907)	(118,866)	78,637
Net income attributable to non-controlling interest	—	88	187	—	275
Net income (loss) attributable to controlling interest	$78,362	$123,960	$(5,094)	$(118,866)	$78,362
Statement of Comprehensive Income
Net income (loss)	$78,362	$124,048	$(4,907)	$(118,866)	$78,637
Total other comprehensive loss, net of tax	—	—	(392)	—	(392)
Total comprehensive income (loss)	78,362	124,048	(5,299)	(118,866)	78,245
Net income attributable to non-controlling interest	—	88	187	—	275
Comprehensive income (loss) attributable to controlling interest	$78,362	$123,960	$(5,486)	$(118,866)	$77,970
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

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$462,493	$9,395	$(556)	$471,332
Operating expenses (income)
Direct advertising expenses(1)	—	161,503	7,485	(556)	168,432
General and administrative expenses(1)	—	82,724	2,411	—	85,135
Corporate expenses(1)	—	27,992	399	—	28,391
Depreciation and amortization	—	72,277	848	—	73,125
Gain on disposition of assets	—	(2,688)	—	—	(2,688)
	—	341,808	11,143	(556)	352,395
Operating income (loss)	—	120,685	(1,748)	—	118,937
Equity in (earnings) loss of subsidiaries	(114,235)	—	—	114,235	—
Loss on extinguishment of debt	—	—	3,381	—	3,381
Interest expense (income), net	38,058	(456)	—	—	37,602
Equity in earnings of investee	—	(178)	—	—	(178)
Income (loss) before income tax expense	76,177	121,319	(5,129)	(114,235)	78,132
Income tax expense(2)	—	1,707	91	—	1,798
Net income (loss)	76,177	119,612	(5,220)	(114,235)	76,334
Net income attributable to non-controlling interest	—	20	137	—	157
Net income (loss) attributable to controlling interest	$76,177	$119,592	$(5,357)	$(114,235)	$76,177
Statement of Comprehensive Income
Net income (loss)	$76,177	$119,612	$(5,220)	$(114,235)	$76,334
Total other comprehensive loss, net of tax	—	—	(2)	—	(2)
Total comprehensive income (loss)	76,177	119,612	(5,222)	(114,235)	76,332
Net income attributable to non-controlling interest	—	20	137	—	157
Comprehensive income (loss) attributable to controlling interest	$76,177	$119,592	$(5,359)	$(114,235)	$76,175
(1)Caption is exclusive of depreciation and amortization.
(2)The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$67,438	$142,272	$(662)	$(119,190)	$89,858
Cash flows from investing activities:
Acquisitions	—	(18,265)	—	—	(18,265)
Capital expenditures	—	(30,114)	632	—	(29,482)
Proceeds from disposition of assets and investments	—	2,731	—	—	2,731
Investment in subsidiaries	(18,265)	—	—	18,265	—
(Increase) decrease in intercompany notes receivable	(17,695)	—	—	17,695	—
Net cash (used in) provided by investing activities	(35,960)	(45,648)	632	35,960	(45,016)
Cash flows from financing activities:
Proceeds received from revolving credit facility	143,000	—	—	—	143,000
Payment on revolving credit facility	(70,000)	—	—	—	(70,000)
Principal payments on long-term debt	—	(98)	—	—	(98)
Principal payments on financing leases	—	(333)	—	—	(333)
Payment on accounts receivable securitization program	—	—	(21,200)	—	(21,200)
Proceeds received from accounts receivable securitization program	—	—	6,900	—	6,900
Debt issuance costs	—	—	(23)	—	(23)
Intercompany loan (payments) proceeds	—	4,358	13,337	(17,695)	—
Distributions to non-controlling interest	—	(184)	(295)	—	(479)
Dividends (to) from parent	(138,369)	(119,190)	—	119,190	(138,369)
Contributions from (to) parent	27,680	18,265	—	(18,265)	27,680
Net cash (used in) provided by financing activities	(37,689)	(97,182)	(1,281)	83,230	(52,922)
Effect of exchange rate changes in cash and cash equivalents	—	—	(120)	—	(120)
Net decrease in cash and cash equivalents	(6,211)	(558)	(1,431)	—	(8,200)
Cash and cash equivalents at beginning of period	33,772	720	9,613	—	44,105
Cash and cash equivalents at end of period	$27,561	$162	$8,182	$—	$35,905

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$56,096	$100,431	$13,954	$(81,100)	$89,381
Cash flows from investing activities:
Acquisitions	—	(13,627)	—	—	(13,627)
Capital expenditures	—	(40,952)	(1,333)	—	(42,285)
Proceeds from disposition of assets and investments	—	3,248	—	—	3,248
Investment in subsidiaries	(13,627)	—	—	13,627	—
(Increase) decrease in intercompany notes receivable	(17,895)	—	—	17,895	—
Net cash (used in) provided by investing activities	(31,522)	(51,331)	(1,333)	31,522	(52,664)
Cash flows from financing activities:
Proceeds received from revolving credit facility	90,000	—	—	—	90,000
Payment on revolving credit facility	(20,000)	—	—	—	(20,000)
Principal payments on long-term debt	—	(93)	—	—	(93)
Principal payments on financing leases	—	(333)	—	—	(333)
Payment on accounts receivable securitization program	—	—	(25,000)	—	(25,000)
Proceeds received from accounts receivable securitization program	—	—	9,800	—	9,800
Debt issuance costs	—	—	(25)	—	(25)
Intercompany loan proceeds (payments)	—	18,499	(604)	(17,895)	—
Distributions to non-controlling interest	—	(110)	(104)	—	(214)
Dividends (to) from parent	(133,406)	(81,100)	—	81,100	(133,406)
Contributions from (to) parent	23,447	13,627	—	(13,627)	23,447
Net cash (used in) provided by financing activities	(39,959)	(49,510)	(15,933)	49,578	(55,824)
Effect of exchange rate changes in cash and cash equivalents	—	—	10	—	10
Net decrease in cash and cash equivalents	(15,385)	(410)	(3,302)	—	(19,097)
Cash and cash equivalents at beginning of period	39,729	1,285	11,105	—	52,119
Cash and cash equivalents at end of period	$24,344	$875	$7,803	$—	$33,022

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2023 Combined Form 10-K filed on February 23, 2024, and as such risk factors as further updated or supplemented, from time to time, in our combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
LAMAR ADVERTISING COMPANY
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2024 and 2023. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes thereto.
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
During the three months ended March 31, 2024, the Company completed multiple acquisitions for a total cash purchase price of approximately $18.3 million. See Uses of Cash – Acquisitions for more information. The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Total capital expenditures:
Billboard — traditional	$7,148	$13,538
Billboard — digital	13,413	17,432
Logos	1,336	3,140
Transit	351	719
Land and buildings	2,316	4,174
Operating equipment	4,918	3,282
Total capital expenditures	$29,482	$42,285

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

RESULTS OF OPERATIONS
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Net revenues increased $26.8 million or 5.7% to $498.2 million for the three months ended March 31, 2024 from $471.3 million for the same period in 2023. This increase was primarily attributable to an increase in billboard net revenues of $22.2 million and an increase in transit net revenues of $4.2 million over the same period in 2023.
For the three months ended March 31, 2024, there was a $25.1 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2023, which represents an increase of 5.3%. See "Reconciliations" below. The $25.1 million increase in revenue is primarily due to an increase of $19.6 million in billboard net revenues as well as an increase in transit net revenues of $5.1 million over the same period in 2023.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $18.4 million, or 6.5%, to $300.5 million for the three months ended March 31, 2024 from $282.1 million for the same period in 2023. The $18.4 million increase over the prior year is comprised of a $12.0 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $6.4 million increase in stock-based compensation.
Depreciation and amortization expense increased $2.1 million to $75.2 million for the three months ended March 31, 2024 as compared to $73.1 million for the same period in 2023, primarily related to acquisitions and capital expenditures completed during 2023.
For the three months ended March 31, 2024, the Company recognized a gain on disposition of assets of $2.2 million primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased by $5.8 million to $124.6 million for the three months ended March 31, 2024 as compared to $118.8 million for the same period in 2023.
Interest expense increased $3.0 million for the three months ended March 31, 2024 to $44.5 million as compared to $41.4 million for the three months ended March 31, 2023 primarily due to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
Equity in loss (earnings) of investee was $0.6 million and $(0.2) million for the three months ended March 31, 2024 and 2023, respectively.
The increase in operating income, offset by the increase in interest expense, resulted in a $2.0 million increase in net income before income taxes. The effective tax rate for the three months ended March 31, 2024 was 1.9%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the three months ended March 31, 2024 of $78.5 million, as compared to net income of $76.2 million for the same period in 2023.
Reconciliations:
Because acquisitions occurring after December 31, 2022 have contributed to our net revenue results for the periods presented, we provide 2023 acquisition-adjusted net revenue, which adjusts our 2023 net revenue for the three months ended March 31, 2023 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2024.

Reconciliations of 2023 reported net revenue to 2023 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2023 acquisition-adjusted net revenue to 2024 reported net revenue for the three months ended March 31, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Reported net revenue	$498,150	$471,332
Acquisition net revenue	—	1,694
Adjusted totals	$498,150	$473,026
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$78,499	$76,198	$2,301	3.0%
Income tax expense	1,522	1,798	(276)
Interest expense (income), net	44,020	40,983	3,037
Equity in loss (earnings) of investee	559	(178)	737
Gain on disposition of assets	(2,188)	(2,688)	500
Depreciation and amortization	75,228	73,125	2,103
Capitalized contract fulfillment costs, net	(184)	674	(858)
Stock-based compensation expense	14,466	8,040	6,426
Adjusted EBITDA	$211,922	$197,952	$13,970	7.1%
Adjusted EBITDA for the three months ended March 31, 2024 increased 7.1% to $211.9 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $18.7 million, offset by an increase in total general and administrative and corporate expenses of $4.8 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO
(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$78,499	$76,198	$2,301	3.0%
Depreciation and amortization related to real estate	71,729	70,350	1,379
Gain from sale or disposal of real estate, net of tax	(2,094)	(2,720)	626
Adjustments for unconsolidated affiliates and non-controlling interest	372	(335)	707
FFO	$148,506	$143,493	$5,013	3.5%
Straight line expense	1,273	957	316
Capitalized contract fulfillment costs, net	(184)	674	(858)
Stock-based compensation expense	14,466	8,040	6,426
Non-cash portion of tax provision	246	(1,152)	1,398
Non-real estate related depreciation and amortization	3,498	2,775	723
Amortization of deferred financing costs	1,631	1,642	(11)
Capital expenditures - maintenance	(10,827)	(12,692)	1,865
Adjustments for unconsolidated affiliates and non-controlling interest	(372)	335	(707)
AFFO	$158,237	$144,072	$14,165	9.8%
FFO for the three months ended March 31, 2024 increased from $143.5 million in 2023 to $148.5 million for the same period in 2024, an increase of 3.5%. AFFO for the three months ended March 31, 2024 increased 9.8% to $158.2 million as compared to $144.1 million for the same period in 2023. The increase in AFFO was primarily attributable to an $18.7 million increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net), offset by a $4.8 million increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).
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
Sources of Cash
Total Liquidity. As of March 31, 2024 we had $634.8 million of total liquidity, which is comprised of $36.4 million in cash and cash equivalents and $598.4 million of availability under the revolving portion of Lamar Media’s senior credit facility. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.
As of March 31, 2024 and December 31, 2023, the Company had a working capital deficit of $616.5 million and $340.7 million, respectively. The increase in working capital deficit of $275.8 million is primarily due to an increase in current maturities of long term debt.
Cash Generated by Operations. For the three months ended March 31, 2024 and 2023, our cash provided by operating activities was $110.6 million and $108.7 million, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2024 over the same period in 2023 primarily relates to an increase in revenue of $26.8 million, offset by an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets, and depreciation and amortization) of $12.0 million and an increase in interest expense of $3.0 million. We expect to generate cash flows from operations during 2024 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. We believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.
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
Borrowing capacity under the Accounts Receivable Securitization Program is limited to the availability of eligible accounts receivable collateralizing the borrowings under the agreements governing the Accounts Receivable Securitization Program. In connection with the Accounts Receivable Securitization Program, Lamar Media and certain of its subsidiaries (such subsidiaries, the “Subsidiary Originators”) sell and/or contribute their existing and future accounts receivable and certain related assets to one of two special purpose subsidiaries, Lamar QRS Receivables, LLC (the “QRS SPV”) and Lamar TRS Receivables, LLC (the “TRS SPV” and together with the QRS SPV the “Special Purpose Subsidiaries”), each of which is a wholly-owned subsidiary of Lamar Media. Existing and future accounts receivable relating to Lamar Media and its qualified REIT subsidiaries will be sold and/or contributed to the QRS SPV and existing and future accounts receivable relating to Lamar Media’s Taxable REIT Subsidiaries ("TRSs") will be sold and/or contributed to the TRS SPV. Each of the Special Purpose Subsidiaries has granted the lenders party to the Accounts Receivable Securitization Program a security interest in all of its assets, which consist of the accounts receivable and related assets sold or contributed to them, as described above, in order to secure the obligations of the Special Purpose Subsidiaries under the agreements governing the Accounts Receivable Securitization Program. Pursuant to the Accounts Receivable Securitization Program, Lamar Media has agreed to service the accounts receivable on behalf of the two Special Purpose Subsidiaries for a fee. Lamar Media has also agreed to guaranty its performance in its capacity as servicer and originator, as well as the performance of the Subsidiary Originators, of their obligations under the agreements governing the Accounts Receivable Securitization Program. None of Lamar Media, the Subsidiary Originators or the Special Purpose Subsidiaries guarantees the collectability of the receivables under the Accounts Receivable Securitization Program. In addition, each of the Special Purpose Subsidiaries is a separate legal entity with its own separate creditors who will be entitled to access the assets of such Special Purpose Subsidiary before the assets become available to Lamar Media. Accordingly, the assets of the Special Purpose Subsidiaries are not available to pay creditors of Lamar Media or any of its subsidiaries, although collections from receivables in excess of the amounts required to repay the lenders and the other creditors of the Special Purpose Subsidiaries may be remitted to Lamar Media.
As of March 31, 2024, there was $235.7 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability under the Accounts Receivable Securitization Program as of March 31, 2024. The Accounts Receivable Securitization Program will mature on July 21, 2025.
“At-the-Market” Offering Program. On June 21, 2021, the Company entered into an equity distribution agreement (the "2021 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms. Under the terms of the 2021 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2021 Sales Agreement and may at any time suspend solicitations and offers under the 2021 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2021 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under this program from its inception through March 31, 2024.
Shelf Registration Statement. On June 21, 2021, the Company filed a new automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company did not issue any shares under the shelf registration statement.

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
As of March 31, 2024 the aggregate balance outstanding under the senior credit facility was $1.09 billion, consisting of $600.0 million in Term B loans aggregate principal balance, $350.0 million in Term A loans aggregate principal balance and $143.0 million outstanding borrowings under our revolving credit facility. Lamar Media had approximately $598.4 million of unused capacity under the revolving credit facility.
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
Lamar Media's outstanding Term A loans will mature on February 6, 2025. The Company expects to pay in full all outstanding Term A loans prior to their maturity date with cash on hand and availability under our revolving credit facility.
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
Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At March 31, 2024 we were, and currently, we are, in compliance with all such tests under the senior credit facility.
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
Uses of Cash
Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $29.5 million for the three months ended March 31, 2024. We anticipate our 2024 total capital expenditures will be approximately $125.0 million.
Acquisitions. During the three months ended March 31, 2024, the Company completed acquisitions for an aggregate purchase price of approximately $18.3 million, which were financed using available cash on hand and borrowings on the senior credit facility.
Dividends. On February 22, 2024, the Company's Board of Directors declared a quarterly cash dividend of $1.30 per share, paid on March 28, 2024 to its stockholders of record of its Class A common stock and Class B common stock on March 15, 2024. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2024 will be at least $5.20 per share of common stock, including the dividend paid on March 28, 2024.
As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs, the impact of general economic conditions on the Company’s operations and other factors that the Board of Directors may deem relevant. The foregoing factors may also impact management’s recommendations to the Board of Directors as to the timing, amount and frequency of future distributions.
Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. On February 23, 2023, the Board of Directors authorized the extension of the repurchase program through September 30, 2024. There were no repurchases under the program as of March 31, 2024. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
Material Cash Requirements
Our expected material cash requirements for the twelve months following March 31, 2024 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.

Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of March 31, 2024 (in millions):

	Less than 1 year	Thereafter
Debt maturities(1)	$585.8	$2,815.6
Interest obligations on long-term debt(2)	173.4	488.2
Contractual obligations, including operating and financing leases	270.3	1,683.9
Total payments due	$1,029.5	$4,987.7
(1)    Debt maturities assume there is no refinancing prior to the existing maturity date.
(2)    Interest rates on our variable rate instruments assume rates at the March 2024 levels.

Lamar Media's outstanding Term A loans will mature on February 6, 2025. The Company expects to pay in full all outstanding Term A loans prior to their maturity date with cash on hand and availability under our revolving credit facility.

Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). On February 22, 2024, the Company's Board of Directors declared a quarterly cash dividend of $1.30 per share, paid on March 28, 2024 to its stockholders of record of its Class A common stock and Class B common stock on March 15, 2024. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2024 will be at least $5.20 per share of common stock, including the dividend paid on March 28, 2024.

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

Cash Flows

The Company's cash flows provided by operating activities increased $1.9 million from $108.7 million for the three months ended March 31, 2023 to $110.6 million for the three months ended March 31, 2024, primarily resulting from an increase in revenues of $26.8 million, offset by an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets, and depreciation and amortization) of $12.0 million and an increase in interest expense of $3.0 million, as compared to the same period in 2023.

Cash flows used in investing activities decreased $7.6 million from $52.7 million for the three months ended March 31, 2023 to $45.0 million for the three months ended March 31, 2024 primarily due to a net decrease in the amount of assets acquired through acquisitions, investments and capital expenditures of $8.2 million, as compared to the same period in 2023.

The Company's cash flows used in financing activities were $73.6 million for the three months ended March 31, 2024 as compared to $75.2 million for the three months ended March 31, 2023. The cash flows used in financing activities of $73.6 million for the three months ended March 31, 2024 is primarily due to cash paid for dividends and distributions offset by net borrowings on the senior credit facility.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Item 7 of our 2023 Combined Form 10-K.
Accounting Standards and Regulatory Update
See Note 12, "New Accounting Pronouncements" to our condensed consolidated financial statements included in Part 1, Item 1 of this report for a discussion of our Accounting Standards and Regulatory Update.

LAMAR MEDIA CORP.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.
RESULTS OF OPERATIONS
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Net revenues increased $26.8 million or 5.7% to $498.2 million for the three months ended March 31, 2024 from $471.3 million for the same period in 2023. This increase was primarily attributable to an increase in billboard net revenues of $22.2 million and an increase in transit net revenues of $4.2 million over the same period in 2023.
For the three months ended March 31, 2024, there was a $25.1 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2023, which represents an increase of 5.3%. See "Reconciliations" below. The $25.1 million increase in revenue is primarily due to an increase of $19.6 million in billboard net revenues as well as an increase in transit net revenues of $5.1 million over the same period in 2023.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $18.4 million, or 6.5%, to $300.4 million for the three months ended March 31, 2024 from $282.0 million for the same period in 2023. The $18.4 million increase over the prior year is comprised of a $12.0 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $6.4 million increase in stock-based compensation.
Depreciation and amortization expense increased $2.1 million to $75.2 million for the three months ended March 31, 2024 as compared to $73.1 million for the same period in 2023, primarily related to acquisitions and capital expenditures completed during 2023.
For the three months ended March 31, 2024, Lamar Media recognized a gain on disposition of assets of $2.2 million, primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased by $5.8 million to $124.7 million for the three months ended March 31, 2024 as compared to $118.9 million for the same period in 2023.
Interest expense increased $3.0 million for the three months ended March 31, 2024 to $44.5 million as compared to $41.4 million for the three months ended March 31, 2023 primarily due to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
Equity in loss (earnings) of investee was $0.6 million and $(0.2) million for the three months ended March 31, 2024 and 2023, respectively.
The increase in operating income, offset by the increase in interest expense, resulted in a $2.0 million increase in net income before income taxes. The effective tax rate for the three months ended March 31, 2024 was 1.9%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the three months ended March 31, 2024 of $78.6 million, as compared to net income of $76.3 million for the same period in 2023.
Reconciliations:
Because acquisitions occurring after December 31, 2022 have contributed to our net revenue results for the periods presented, we provide 2023 acquisition-adjusted net revenue, which adjusts our 2023 net revenue for the three months ended March 31, 2023 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2024.

Reconciliations of 2023 reported net revenue to 2023 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2023 acquisition-adjusted net revenue to 2024 reported net revenue for the three months ended March 31, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Reported net revenue	$498,150	$471,332
Acquisition net revenue	—	1,694
Adjusted totals	$498,150	$473,026
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$78,637	$76,334	$2,303	3.0%
Income tax expense	1,522	1,798	(276)
Interest expense (income), net	44,020	40,983	3,037
Equity in loss (earnings) of investee	559	(178)	737
Gain on disposition of assets	(2,188)	(2,688)	500
Depreciation and amortization	75,228	73,125	2,103
Capitalized contract fulfillment costs, net	(184)	(92)	(92)
Stock-based compensation expense	14,466	8,805	5,661
Adjusted EBITDA	$212,060	$198,087	$13,973	7.1%
Adjusted EBITDA for the three months ended March 31, 2024 increased 7.1% to $212.1 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $19.5 million, offset by an increase in total general and administrative and corporate expenses of $4.8 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO
(in thousands)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$78,637	$76,334	$2,303	3.0%
Depreciation and amortization related to real estate	71,729	70,350	1,379
Gain from sale or disposal of real estate, net of tax	(2,094)	(2,720)	626
Adjustments for unconsolidated affiliates and non-controlling interest	372	(41)	413
FFO	$148,644	$143,923	$4,721	3.3%
Straight line expense	1,273	956	317
Capitalized contract fulfillment costs, net	(184)	674	(858)
Stock-based compensation expense	14,466	8,040	6,426
Non-cash portion of tax provision	246	(1,152)	1,398
Non-real estate related depreciation and amortization	3,498	2,776	722
Amortization of deferred financing costs	1,631	1,642	(11)
Capital expenditures - maintenance	(10,827)	(12,692)	1,865
Adjustments for unconsolidated affiliates and non-controlling interest	(372)	41	(413)
AFFO	$158,375	$144,208	$14,167	9.8%
FFO for the three months ended March 31, 2024 increased from $143.9 million in 2023 to $148.6 million for the same period in 2024, an increase of 3.3%. AFFO for the three months ended March 31, 2024 increased 9.8% to $158.4 million as compared to $144.2 million for the same period in 2023. The increase in AFFO was primarily attributable to a $19.5 million increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net), offset by a $4.8 million increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2024, and should be read in conjunction with Note 10 of the Notes to the Company’s Condensed Consolidated Financial Statements.
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
At March 31, 2024 there was approximately $1.33 billion of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 38.7% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2024 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $22.1 million, and the weighted average interest rate applicable to these borrowings during 2024 was 6.7%. Assuming that the weighted average interest rate was 200 basis points higher (that is 8.7% rather than 6.7%), then the Company’s 2024 interest expense would have increased by approximately $6.3 million for the three months ended March 31, 2024.
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

PART II — OTHER INFORMATION
ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our combined Annual Report on Form 10-K for the year ended December 31, 2023, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock. There have been no material changes to our risk factors since our combined Annual Report on Form 10-K for the year ended December 31, 2023.
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

10.1	Form of 2024 LTIP Unit Award Agreement.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: May 2, 2024	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: May 2, 2024	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer