Form 10-Q
period 2024-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2024-08-08
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of August 2, 2024: 87,881,548
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of August 2, 2024: 14,420,085
The number of shares of Lamar Media Corp. common stock outstanding as of August 2, 2024: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,932	$44,605
Receivables, net of allowance for doubtful accounts of $11,146 and $12,477 in 2024 and 2023, respectively	318,458	301,189
Other current assets	44,334	27,392
Total current assets	440,724	373,186
Property, plant and equipment	4,312,353	4,274,831
Less accumulated depreciation and amortization	(2,764,577)	(2,708,361)
Net property, plant and equipment	1,547,776	1,566,470
Operating lease right of use assets	1,335,503	1,315,433
Financing lease right of use assets	9,758	11,184
Goodwill	2,035,196	2,035,271
Intangible assets, net	1,120,619	1,171,434
Other assets	92,845	90,644
Total assets	$6,582,421	$6,563,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$21,280	$18,238
Current maturities of long-term debt, net of deferred financing costs of $590 and $380 in 2024 and 2023, respectively	599,817	250,018
Current operating lease liabilities	184,528	210,568
Current financing lease liabilities	1,331	1,331
Accrued expenses	95,602	107,195
Deferred income	161,976	126,547
Total current liabilities	1,064,534	713,897
Long-term debt, net of deferred financing costs of $25,571 and $28,865 in 2024 and 2023, respectively	2,749,360	3,091,109
Operating lease liabilities	1,095,076	1,075,285
Financing lease liabilities	13,949	14,614
Deferred income tax liabilities	11,982	12,047
Asset retirement obligation	402,131	397,991
Other liabilities	46,980	41,891
Total liabilities	5,384,012	5,346,834
Stockholders’ equity:
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2024 and 2023	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized; 88,765,631 and 88,486,495 shares issued at 2024 and 2023, respectively; 87,875,073 and 87,645,560 outstanding at 2024 and 2023, respectively	89	88
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2024 and 2023	14	14
Additional paid-in capital	2,140,977	2,103,282
Accumulated comprehensive loss	(1,251)	(428)
Accumulated deficit	(869,971)	(819,235)
Cost of shares held in treasury, 890,558 and 840,935 shares at 2024 and 2023, respectively	(72,688)	(67,347)
Non-controlling interest	1,239	414
Stockholders’ equity	1,198,409	1,216,788
Total liabilities and stockholders’ equity	$6,582,421	$6,563,622
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statements of Income
Net revenues	$565,251	$541,137	$1,063,401	$1,012,469
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	183,265	171,783	358,910	340,215
General and administrative expenses (exclusive of depreciation and amortization)	88,341	90,525	177,502	175,660
Corporate expenses (exclusive of depreciation and amortization)	33,051	28,556	68,755	57,083
Depreciation and amortization	77,191	75,158	152,419	148,283
Gain on disposition of assets	(824)	(1,676)	(3,012)	(4,364)
	381,024	364,346	754,574	716,877
Operating income	184,227	176,791	308,827	295,592
Other (income) expense
Interest income	(572)	(477)	(1,039)	(938)
Interest expense	44,337	43,649	88,824	85,093
Equity in (earnings) loss of investee	(4)	(449)	555	(627)
	43,761	42,723	88,340	83,528
Income before income tax expense	140,466	134,068	220,487	212,064
Income tax expense	2,872	3,180	4,394	4,978
Net income	137,594	130,888	216,093	207,086
Net income attributable to non-controlling interest	228	268	503	425
Net income attributable to controlling interest	137,366	130,620	215,590	206,661
Cash dividends declared and paid on preferred stock	91	91	182	182
Net income applicable to common stock	$137,275	$130,529	$215,408	$206,479
Earnings per share:
Basic earnings per share	$1.34	$1.28	$2.11	$2.03
Diluted earnings per share	$1.34	$1.28	$2.10	$2.02
Cash dividends declared per share of common stock	$1.30	$1.25	$2.60	$2.50
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	102,248,621	101,917,200	102,181,890	101,855,104
Weighted average common shares outstanding diluted	102,594,217	102,104,429	102,522,569	102,047,875
Statements of Comprehensive Income
Net income	$137,594	$130,888	$216,093	$207,086
Other comprehensive loss
Foreign currency translation adjustments	(431)	403	(823)	401
Comprehensive income	137,163	131,291	215,270	207,487
Net income attributable to non-controlling interest	228	268	503	425
Comprehensive income attributable to controlling interest	$136,935	$131,023	$214,767	$207,062
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2023	$—	$88	$14	$(67,347)	$2,103,282	$(428)	$(819,235)	414	$1,216,788
Non-cash compensation	—	—	—	—	2,745	—	—	—	2,745
Issuance of 137,350 shares of common stock through stock awards	—	1	—	—	17,868	—	—	—	17,869
Exercise of 47,000 shares of stock options	—	—	—	—	3,415	—	—	—	3,415
Issuance of 40,322 shares of common stock through employee purchase plan	—	—	—	—	3,652	—	—	—	3,652
Purchase of 49,623 shares of treasury stock	—	—	—	(5,341)	—	—	—	—	(5,341)
Foreign currency translation	—	—	—	—	—	(392)	—	—	(392)
Net income	—	—	—	—	—	—	78,224	275	78,499
Reallocation of capital	—	—	—	—	(1,018)	—	—	1,018	—
Dividends ($1.30 per common share) and other distributions	—	—	—	—	—	—	(133,028)	(479)	(133,507)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2024	$—	$89	$14	$(72,688)	$2,129,944	$(820)	$(874,130)	$1,228	$1,183,637
Non-cash compensation	—	—	—	—	5,821	—	—	—	5,821
Issuance of 5,652 shares of common stock through stock awards	—	—	—	—	774	—	—	—	774
Exercise of 18,475 shares of stock options	—	—	—	—	1,690	—	—	—	1,690
Issuance of 30,337 shares of common stock through employee purchase plan	—	—	—	—	2,748	—	—	—	2,748
Foreign currency translation	—	—	—	—	—	(431)	—	—	(431)
Net income	—	—	—	—	—	—	137,366	228	137,594
Dividends ($1.30 per common share) and other distributions	—	—	—	—	—	—	(133,116)	(217)	(133,333)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, June 30, 2024	$—	$89	$14	$(72,688)	$2,140,977	$(1,251)	$(869,971)	$1,239	$1,198,409
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2022	$—	$88	$14	$(61,358)	$2,061,671	$(659)	$(804,382)	—	$1,195,374
Non-cash compensation	—	—	—	—	3,305	—	—	—	3,305
Issuance of 161,050 shares of common stock through stock awards	—	—	—	—	15,934	—	—	—	15,934
Exercise of 10,595 shares of stock options	—	—	—	—	678	—	—	—	678
Issuance of 45,232 shares of common stock through employee purchase plan	—	—	—	—	3,530	—	—	—	3,530
Purchase of 56,808 shares of treasury stock	—	—	—	(5,946)	—	—	—	—	(5,946)
Foreign currency translation	—	—	—	—	—	(2)	—	—	(2)
Net income	—	—	—	—	—	—	76,041	157	76,198
Reallocation of capital	—	—	—	—	(1,016)	—	—	397	(619)
Dividends ($1.25 per common share) and other distributions	—	—	—	—	—	—	(127,460)	(214)	(127,674)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2023	$—	$88	$14	$(67,304)	$2,084,102	$(661)	$(855,892)	$340	$1,160,687
Non-cash compensation	—	—	—	—	2,133	—	—	—	2,133
Issuance of 7,126 shares of common stock through stock awards	—	—	—	—	681	—	—	—	681
Exercise of 11,540 shares of stock options	—	—	—	—	809	—	—	—	809
Issuance of 34,283 shares of common stock through employee purchase plan	—	—	—	—	2,675	—	—	—	2,675
Foreign currency translation	—	—	—	—	—	403	—	—	403
Net income	—	—	—	—	—	—	130,620	268	130,888
Dividends ($1.25 per common share) and other distributions	—	—	—	—	—	—	(127,538)	(153)	(127,691)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, June 30, 2023	$—	$88	$14	$(67,304)	$2,090,400	$(258)	$(852,901)	$455	$1,170,494
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$216,093	$207,086
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	152,419	148,283
Stock-based compensation	25,616	12,446
Amortization included in interest expense	3,271	3,294
Gain on disposition of assets	(3,012)	(4,364)
Equity in loss (earnings) of investee	555	(627)
Deferred tax benefit	(64)	(345)
Provision for doubtful accounts	1,643	5,558
Changes in operating assets and liabilities
Decrease (increase) in:
Receivables	(19,034)	(42,589)
Prepaid expenses	(6,665)	(5,453)
Other assets	(10,682)	(4,249)
Increase (decrease) in:
Trade accounts payable	2,628	(1,882)
Accrued expenses	(6,420)	(16,531)
Operating lease liabilities	(25,945)	(30,656)
Other liabilities	36,501	36,902
Net cash provided by operating activities	366,904	306,873
Cash flows from investing activities:
Acquisitions	(28,192)	(42,122)
Capital expenditures	(52,130)	(93,007)
Proceeds from disposition of assets and investments	3,661	5,120
Net cash used in investing activities	(76,661)	(130,009)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(5,341)	(5,946)
Net proceeds from issuance of common stock	11,505	7,692
Principal payments on long-term debt	(197)	(188)
Principal payments on financing leases	(666)	(666)
Payments on revolving credit facility	(213,000)	(110,000)
Proceeds received from revolving credit facility	218,000	198,000
Proceeds received from accounts receivable securitization program	86,200	31,900
Payments on accounts receivable securitization program	(86,200)	(47,000)
Debt issuance costs	(23)	(25)
Distributions to non-controlling interest	(696)	(367)
Dividends/distributions	(266,326)	(255,180)
Net cash used in financing activities	(256,744)	(181,780)
Effect of exchange rate changes in cash and cash equivalents	(172)	76
Net increase (decrease) in cash and cash equivalents	33,327	(4,840)
Cash and cash equivalents at beginning of period	44,605	52,619
Cash and cash equivalents at end of period	$77,932	$47,779
Supplemental disclosures of cash flow information:
Cash paid for interest	$85,653	$81,882
Cash paid for foreign, state and federal income taxes	$5,205	$6,896
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
The following table presents our disaggregated revenue by source for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Billboard advertising	$502,144	$483,278	$941,529	$900,453
Logo advertising	21,517	21,228	42,259	41,538
Transit advertising	41,590	36,631	79,613	70,478
Net revenues	$565,251	$541,137	$1,063,401	$1,012,469

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
3. Leases
During the three months ended June 30, 2024 and 2023, we had operating lease costs of $79,519 and $79,640, respectively, and variable lease costs of $16,868 and $16,153, respectively. During the six months ended June 30, 2024 and 2023, we had operating lease costs of $158,770 and $159,086, respectively, and variable lease costs of $30,310 and $28,528, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). For the three months ended June 30, 2024 and 2023, we recorded a gain of $260 and $337, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. For the six months ended June 30, 2024 and 2023, we recorded a gain of $268 and $192, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $221,401 and $202,129 were made reducing our operating lease liabilities for the six months ended June 30, 2024 and 2023, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets ("ROU assets") or lease liabilities for agreements with a term of twelve months or less. We recorded $2,647 and $2,598 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended June 30, 2024 and 2023, respectively. We recorded $5,174 and $5,008 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the six months ended June 30, 2024 and 2023, respectively.
Our operating leases have a weighted-average remaining lease term of 12.3 years. The weighted-average discount rate of our operating leases is 5.1%. Also, during the periods ended June 30, 2024 and 2023, we obtained $5,169 and $9,910, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.
The following is a summary of the maturities of our operating lease liabilities as of June 30, 2024:

2024	$105,156
2025	217,513
2026	185,869
2027	162,358
2028	139,767
Thereafter	966,077
Total undiscounted operating lease payments	1,776,740
Less: Imputed interest	(497,136)
Total operating lease liabilities	$1,279,604
During the three months ended June 30, 2024 and 2023, $713 of amortization expense for each period and $117 and $127 of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. During the six months ended June 30, 2024 and 2023, $1,427 of amortization expense for each period and $237 and $257 of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. Cash payments of $666 were made reducing our financing lease liabilities for each of the six months ended June 30, 2024 and 2023, and are included in cash flows used in financing activities in the Condensed Consolidated Statements of Cash Flows. Our financing leases have a weighted-average remaining lease term of 3.4 years and a weighted-average discount rate of 3.1%.
Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore they are no longer accounted for as a lease. For the three months ended June 30, 2024 and 2023, non-lease variable transit costs were $23,429 and $20,320, respectively. For the six months ended June 30, 2024 and 2023, non-lease variable transit costs were $46,992 and $40,638, respectively.

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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company had no granted options of its Class A common stock during the six months ended June 30, 2024. At June 30, 2024 a total of 1,481,374 shares were available for future grant.
Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available under the 2019 ESPP was automatically increased by 87,645 shares on January 1, 2024 pursuant to the automatic increase provisions of the 2019 ESPP.
The following is a summary of 2019 ESPP share activity for the six months ended June 30, 2024:

Shares
Available for future purchases, January 1, 2024	242,292
Additional shares reserved under 2019 ESPP	87,645
Purchases	(70,659)
Available for future purchases, June 30, 2024	259,278
Stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, are generally dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2024 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2025. The shares subject to these awards can range from a minimum of 0% to a maximum of 120% of the target number of shares depending on the level at which the goals are attained. Under the Incentive Plan, the Company's Compensation Committee may also award additional shares in its discretion based on other factors, which awards, if any, for 2025, will also be issued in the first quarter of 2025. For the three months ended June 30, 2024 and 2023, the Company recorded $4,893 and $1,855, respectively, as stock-based compensation expense. For the six months ended June 30, 2024 and 2023, the Company recorded $14,818 and $6,445, respectively, as stock-based compensation expense.
LTIP Units. In addition to stock compensation, the Company may issue LTIP Units of Lamar Advertising Limited Partnership (the "OP"), a subsidiary of the Company, to certain officers, employees and directors under the Incentive Plan of the Company. Such LTIP Units are subject to vesting and forfeiture conditions based on performance criteria approved by the Compensation Committee. The Compensation Committee may also make discretionary grants of LTIP Units based on other factors. LTIP Units are a class of units intended to qualify as “profits interests” of the OP. The LTIP Units convert into Common Units of the OP upon the occurrence of certain events. Common Units are redeemable by the holder for shares of the Company's Class A common stock after a holding period of twelve months, or may be paid out in cash at the option of the general partner of the OP. As of June 30, 2024, the OP has a total of 260,800 LTIP Units issued and outstanding to the Company’s executive officers, of which 140,800 LTIP units have vested. For the three months ended June 30, 2024 and 2023, the Company recorded $4,501

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
and $1,012, respectively, as stock-based compensation expense related to these LTIP Units. For the six months ended June 30, 2024 and 2023, the Company recorded $7,563 and $2,903, respectively, as stock-based compensation expense related to these LTIP Units.
Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors' one year term. For the three months ended June 30, 2024 and 2023, the Company recorded $434 and $419, respectively, in stock-based compensation expense related to these awards. For the six months ended June 30, 2024 and 2023, the Company recorded $571 and $520, respectively, in stock-based compensation expense related to these awards.
5. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct advertising expenses	$71,572	$70,358	$141,247	$138,674
General and administrative expenses	1,283	1,278	2,599	2,558
Corporate expenses	4,336	3,522	8,573	7,051
	$77,191	$75,158	$152,419	$148,283
6. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at June 30, 2024 and December 31, 2023:

	Estimated Life (Years)	June 30, 2024		December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$731,323	$653,268	$731,156	$640,635
Non-competition agreements	3—15	71,703	66,490	71,960	66,455
Site locations	15	2,973,371	1,946,740	2,955,324	1,891,078
Other	2—15	52,657	41,937	52,578	41,416
		$3,829,054	$2,708,435	$3,811,018	$2,639,584
Unamortizable intangible assets:
Goodwill		$2,288,732	$253,536	$2,288,807	$253,536

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
7. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2023	$397,991
Additions to asset retirement obligations	223
Correction in estimate(1)	4,196
Accretion expense	3,432
Liabilities settled	(3,711)
Balance at June 30, 2024	$402,131
(1) During the six months ended June 30, 2024, the Company had an immaterial correction of $4,196 to asset retirement obligations due to system data conversion. This correction resulted in a $4,196 increase in asset retirement obligations and depreciation and amortization expense during the period.
8. Distribution Restrictions
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2024 and December 31, 2023, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $4,542,820 and $4,438,406, respectively.
As of June 30, 2024, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of June 30, 2024, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of June 30, 2024 and December 31, 2023, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $3,293,300 and $3,188,886, respectively.
9. Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options and LTIP units. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and six months ended June 30, 2024 or 2023.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
10. Long-term Debt
Long-term debt consists of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,024,348	$6,967	$1,017,381
Accounts Receivable Securitization Program	250,000	275	249,725
3 3/4% Senior Notes	600,000	4,368	595,632
3 5/8% Senior Notes	550,000	5,837	544,163
4% Senior Notes	549,556	5,269	544,287
4 7/8% Senior Notes	400,000	3,445	396,555
Other notes with various rates and terms	1,434	—	1,434
	3,375,338	26,161	3,349,177
Less current maturities	(600,407)	(590)	(599,817)
Long-term debt, excluding current maturities	$2,774,931	$25,571	$2,749,360

	December 31, 2023
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,019,222	$8,266	$1,010,956
Accounts Receivable Securitization Program	250,000	380	249,620
3 3/4% Senior Notes	600,000	4,923	595,077
3 5/8% Senior Notes	550,000	6,226	543,774
4% Senior Notes	549,516	5,675	543,841
4 7/8% Senior Notes	400,000	3,775	396,225
Other notes with various rates and terms	1,634	—	1,634
	3,370,372	29,245	3,341,127
Less current maturities	(250,398)	(380)	(250,018)
Long-term debt, excluding current maturities	$3,119,974	$28,865	$3,091,109
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
As of June 30, 2024, the senior credit facility, as established by the Fourth Amended and Restated Credit Agreement (the “senior credit facility”), consised of (i) a $750,000 senior secured revolving credit facility which will mature on July 31, 2028, subject to certain conditions (see description of Amendment No. 4 below) (the “revolving credit facility”), (ii) a $600,000 senior secured Term B loan facility (the “Term B loans”) which will mature on February 6, 2027, (iii) a $350,000 senior secured Term A loan facility (the "Term A loans") which was set to mature on February 6, 2025, and (iv) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to a pro forma secured debt ratio of 4.50 to 1.00, as well as certain other conditions including

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
lender approval. Lamar Media borrowed all $600,000 in Term B loans on February 6, 2020. The entire amount of the Term B loans will be payable at maturity. The net proceeds from the Term B loans, together with borrowings under the revolving portion of the senior credit facility and a portion of the proceeds of the issuance of the 3 3/4% Senior Notes due 2028 and 4% Senior Notes due 2030 (both as described below), were used to repay all outstanding amounts under the Third Amended and Restated Credit Agreement, and all revolving commitments under that facility were terminated.
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
On July 29, 2022, Lamar Media entered into Amendment No. 2 ("Amendment No. 2") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. Amendment No. 2 established the Term A loans as a new class of incremental term loans. The Term A loans were set to mature on February 6, 2025 with no required amortization payments prior to maturity and bear interest at rates based on Term SOFR ("Term SOFR Term A loans") or the Adjusted Base Rate ("Base Rate Term A loans"), at Lamar Media's option. Term SOFR Term A loans bore interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50% (or the Adjusted Term SOFR Rate plus 1.25% at any time the Total Debt Ratio is less than or equal to 3.25 to 1). Base Rate Term A loans bore interest at a rate per annum equal to the Adjusted Base Rate plus 0.50% (or the Adjusted Base Rate plus 0.25% at any time the total debt ratio is less than or equal to 3.25 to 1). The covenants, events of default and other terms of the senior credit facility apply to the Term A loans. Lamar Media borrowed all $350,000 in Term A loans on July 29, 2022. Proceeds from the Term A loans were used to repay outstanding balances on the revolving credit facility and a portion of the outstanding balance on the Accounts Receivable Securitization Program. The Term A loans were subsequently repaid in full on July 31, 2024.
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
As of June 30, 2024, there were $75,000 in borrowings outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $8,587 in letters of credit outstanding as of June 30, 2024 resulting in $666,413 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity.
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
As of June 30, 2024 there was $250,000 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability for borrowing under the Accounts Receivable Securitization Program as of June 30, 2024. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the six months ended June 30, 2024.
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
Debt Repurchase Program
On March 16, 2020, the Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On February 23, 2023, the Board of Directors authorized the extension of the repurchase program through September 30, 2024. There were no repurchases under the program as of June 30, 2024.
11. Fair Value of Financial Instruments
At June 30, 2024 and December 31, 2023, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,196,601 which does not exceed the carrying amount of $3,375,338 as of June 30, 2024. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).
12. New Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires companies to disclose significant segment expenses and other segment items that impact each reported measure of segment income or loss. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this guidance on the Company's consolidated financial statements.
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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

13. Dividends/Distributions
During the three months ended June 30, 2024 and 2023, the Company declared and paid cash distributions in an aggregate amount of $133,116 or $1.30 per share and $127,538 or $1.25 per share, respectively. During the six months ended June 30, 2024 and 2023, the Company declared and paid cash distributions in an aggregate amount of $266,144 or $2.60 per share and $254,998 or $2.50 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of general economic conditions on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three and six months ended June 30, 2024 and 2023, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share and $182 or $31.90 per share, respectively, for each period.
14. Information about Geographic Areas
Revenues from external customers attributable to foreign countries totaled $16,773 and $13,762 for the six months ended June 30, 2024 and 2023, respectively. Net carrying value of long-lived assets located in foreign countries totaled $13,260 and $13,930 as of June 30, 2024 and December 31, 2023, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.
15. Stockholders’ Equity
Sales Agreement. On June 21, 2021, the Company entered into an equity distribution agreement, or At-the-Market Offering agreement, (the "2021 Sales Agreement") with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms. Under the terms of the 2021 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals.
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
As of June 30, 2024, no shares of our Class A common stock have been sold under the 2021 Sales Agreement. The 2021 Sales Agreement expired by its terms on June 21, 2024.
Shelf Registration. On June 21, 2021, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. During the six months ended June 30, 2024 and the year ended December 31, 2023, the Company did not issue any shares under this shelf registration. The shelf registration statement expired on June 21, 2024.
Stock Repurchase Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. On February 23, 2023, the Board of Directors authorized the extension of the repurchase program through September 30, 2024. There were no repurchases under the program as of June 30, 2024.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
16. Subsequent Events

On July 24, 2024, the Company filed a new automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock, which replaces the previous shelf registration statement that expired during the period ended June 30, 2024.

On July 24, 2024, the Company entered into a new equity distribution agreement, or At-the-Market Offering agreement, (the "2024 Sales Agreement"). Under the terms of the 2024 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals. The 2024 Sales Agreement retains substantially similar terms and conditions from the 2021 Sales Agreement, which expired by its terms on June 21, 2024.
On July 31, 2024 Lamar Media paid in full its $350,000 in Term A loans outstanding under its Senior Credit facility. The repayment of the Term A loans was completed using a combination of our revolving credit facility and cash on hand.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,432	$44,105
Receivables, net of allowance for doubtful accounts of $11,146 and $12,477 in 2024 and 2023, respectively	318,458	301,189
Other current assets	44,334	27,392
Total current assets	440,224	372,686
Property, plant and equipment	4,312,353	4,274,831
Less accumulated depreciation and amortization	(2,764,577)	(2,708,361)
Net property, plant and equipment	1,547,776	1,566,470
Operating lease right of use assets	1,335,503	1,315,433
Financing lease right of use assets	9,758	11,184
Goodwill	2,025,045	2,025,119
Intangible assets, net	1,120,151	1,170,967
Other assets	87,222	85,021
Total assets	$6,565,679	$6,546,880
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$21,280	$18,238
Current maturities of long-term debt, net of deferred financing costs of $590 and $380 in 2024 and 2023, respectively	599,817	250,018
Current operating lease liabilities	184,528	210,568
Current financing lease liabilities	1,331	1,331
Accrued expenses	85,372	97,464
Deferred income	161,976	126,547
Total current liabilities	1,054,304	704,166
Long-term debt, net of deferred financing costs of $25,571 and $28,865 in 2024 and 2023, respectively	2,749,360	3,091,109
Operating lease liabilities	1,095,076	1,075,285
Financing lease liabilities	13,949	14,614
Deferred income tax liabilities	11,982	12,047
Asset retirement obligation	402,131	397,991
Other liabilities	46,980	41,891
Total liabilities	5,373,782	5,337,103
Stockholder's equity:
Common stock, par value $0.01, 3,000 shares authorized, 100 shares issued and outstanding at 2024 and 2023	—	—
Additional paid-in-capital	3,211,484	3,173,789
Accumulated comprehensive loss	(1,251)	(428)
Accumulated deficit	(2,019,575)	(1,963,998)
Non-controlling interest	1,239	414
Stockholder's equity	1,191,897	1,209,777
Total liabilities and stockholder's equity	$6,565,679	$6,546,880
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statements of Income
Net revenues	$565,251	$541,137	$1,063,401	$1,012,469
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	183,265	171,783	358,910	340,215
General and administrative expenses (exclusive of depreciation and amortization)	88,341	90,525	177,502	175,660
Corporate expenses (exclusive of depreciation and amortization)	32,870	28,447	68,436	56,838
Depreciation and amortization	77,191	75,158	152,419	148,283
Gain on disposition of assets	(824)	(1,676)	(3,012)	(4,364)
	380,843	364,237	754,255	716,632
Operating income	184,408	176,900	309,146	295,837
Other (income) expense
Interest income	(572)	(477)	(1,039)	(938)
Interest expense	44,337	43,649	88,824	85,093
Equity in (earnings) loss of investee	(4)	(449)	555	(627)
	43,761	42,723	88,340	83,528
Income before income tax expense	140,647	134,177	220,806	212,309
Income tax expense	2,872	3,180	4,394	4,978
Net income	137,775	130,997	216,412	207,331
Net income attributable to non-controlling interest	228	268	503	425
Net income attributable to controlling interest	$137,547	$130,729	$215,909	$206,906
Statements of Comprehensive Income
Net income	$137,775	$130,997	$216,412	$207,331
Other comprehensive loss
Foreign currency translation adjustments	(431)	403	(823)	401
Comprehensive income	137,344	131,400	215,589	207,732
Net income attributable to non-controlling interest	228	268	503	425
Comprehensive income attributable to controlling interest	$137,116	$131,132	$215,086	$207,307
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2023	$—	$3,173,789	$(428)	$(1,963,998)	$414	$1,209,777
Contribution from parent	—	27,680	—	—	—	27,680
Reallocation of capital	—	(1,018)	—	—	1,018	—
Foreign currency translations	—	—	(392)	—	—	(392)
Net income	—	—	—	78,362	275	78,637
Dividend to parent	—	—	—	(138,369)	(479)	(138,848)
Balance, March 31, 2024	$—	$3,200,451	$(820)	$(2,024,005)	$1,228	$1,176,854
Contribution from parent	—	11,033	—	—	—	11,033
Foreign currency translations	—	—	(431)	—	—	(431)
Net income	—	—	—	137,547	228	137,775
Dividend to parent	—	—	—	(133,117)	(217)	(133,334)
Balance, June 30, 2024	$—	$3,211,484	$(1,251)	$(2,019,575)	$1,239	$1,191,897

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2022	$—	$3,132,178	$(659)	$(1,944,018)	$—	$1,187,501
Contribution from parent	—	23,447	—	—	—	23,447
Reallocation of capital	—	(1,016)	—	—	397	(619)
Foreign currency translations	—	—	(2)	—	—	(2)
Net income	—	—	—	76,177	157	76,334
Dividend to parent	—	—	—	(133,406)	(214)	(133,620)
Balance, March 31, 2023	$—	$3,154,609	$(661)	$(2,001,247)	$340	$1,153,041
Contribution from parent	—	6,298	—	—	—	6,298
Foreign currency translations	—	—	403	—	—	403
Net income	—	—	—	130,729	268	130,997
Dividend to parent	—	—	—	(127,539)	(153)	(127,692)
Balance, June 30, 2023	$—	$3,160,907	$(258)	$(1,998,057)	$455	$1,163,047
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$216,412	$207,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,419	148,283
Non-cash compensation	25,616	12,446
Amortization included in interest expense	3,271	3,294
Gain on disposition of assets	(3,012)	(4,364)
Equity in loss (earnings) of investee	555	(627)
Deferred tax benefit	(64)	(345)
Provision for doubtful accounts	1,643	5,558
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(19,034)	(42,589)
Prepaid expenses	(6,665)	(5,453)
Other assets	(10,682)	(4,249)
Increase (decrease) in:
Trade accounts payable	2,628	(1,882)
Accrued expenses	(6,420)	(16,531)
Operating lease liabilities	(25,945)	(30,656)
Other liabilities	8,793	14,423
Net cash provided by operating activities	339,515	284,639
Cash flows from investing activities:
Acquisitions	(28,192)	(42,122)
Capital expenditures	(52,130)	(93,007)
Proceeds from disposition of assets and investments	3,661	5,120
Net cash used in investing activities	(76,661)	(130,009)
Cash flows from financing activities:
Principal payments on long-term debt	(197)	(188)
Principal payments on financing leases	(666)	(666)
Payments on revolving credit facility	(213,000)	(110,000)
Proceeds received from revolving credit facility	218,000	198,000
Proceeds received from accounts receivable securitization program	86,200	31,900
Payments on accounts receivable securitization program	(86,200)	(47,000)
Debt issuance costs	(23)	(25)
Distributions to non-controlling interest	(696)	(367)
Contributions from parent	38,713	29,745
Dividend to parent	(271,486)	(260,945)
Net cash used in financing activities	(229,355)	(159,546)
Effect of exchange rate changes in cash and cash equivalents	(172)	76
Net increase (decrease) in cash and cash equivalents	33,327	(4,840)
Cash and cash equivalents at beginning of period	44,105	52,119
Cash and cash equivalents at end of period	$77,432	$47,279
Supplemental disclosures of cash flow information:
Cash paid for interest	$85,653	$81,882
Cash paid for foreign, state and federal income taxes	$5,205	$6,896
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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Balance Sheet as of June 30, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
ASSETS
Total current assets	$59,743	$58,773	$321,708	$—	$440,224
Net property, plant and equipment	—	1,530,980	16,796	—	1,547,776
Operating lease right of use assets	—	1,304,646	30,857	—	1,335,503
Intangibles and goodwill, net	—	3,128,329	16,867	—	3,145,196
Other assets	4,558,971	356,579	249,769	(5,068,339)	96,980
Total assets	$4,618,714	$6,379,307	$635,997	$(5,068,339)	$6,565,679
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$349,685	$407	$249,725	$—	$599,817
Current operating lease liabilities	—	177,063	7,465	—	184,528
Other current liabilities	41,429	209,069	19,460	—	269,958
Total current liabilities	391,114	386,539	276,650	—	1,054,303
Long-term debt	2,748,332	1,028	—	—	2,749,360
Operating lease liabilities	—	1,072,856	22,220	—	1,095,076
Other noncurrent liabilities	288,610	430,324	359,152	(603,043)	475,043
Total liabilities	3,428,056	1,890,747	658,022	(603,043)	5,373,782
Stockholder's equity	1,190,658	4,488,560	(22,025)	(4,465,296)	1,191,897
Total liabilities and stockholder's equity	$4,618,714	$6,379,307	$635,997	$(5,068,339)	$6,565,679

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income
for the Three Months Ended June 30, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$553,182	$12,366	$(297)	$565,251
Operating expenses (income)
Direct advertising expenses(1)	—	175,442	8,120	(297)	183,265
General and administrative expenses(1)	—	85,653	2,688	—	88,341
Corporate expenses(1)	—	32,397	473	—	32,870
Depreciation and amortization	—	75,741	1,450	—	77,191
Gain on disposition of assets	—	(824)	—	—	(824)
	—	368,409	12,731	(297)	380,843
Operating income (loss)	—	184,773	(365)	—	184,408
Equity in (earnings) loss of subsidiaries	(178,032)	—	—	178,032	—
Interest expense (income), net	40,485	(494)	3,774	—	43,765
Equity in earnings of investee	—	(4)	—	—	(4)
Income (loss) before income tax expense	137,547	185,271	(4,139)	(178,032)	140,647
Income tax expense(2)	—	2,786	86	—	2,872
Net income (loss)	$137,547	$182,485	$(4,225)	$(178,032)	$137,775
Earnings attributable to non-controlling interest	—	244	(16)	—	228
Net income (loss) attributable to controlling interest	$137,547	$182,241	$(4,209)	$(178,032)	$137,547
Statement of Comprehensive Income
Net income (loss)	$137,547	$182,485	$(4,225)	$(178,032)	$137,775
Total other comprehensive loss, net of tax	—	—	(431)	—	(431)
Total comprehensive income (loss)	$137,547	$182,485	$(4,656)	$(178,032)	$137,344
Earnings attributable to non-controlling interest	—	244	(16)	—	228
Comprehensive income (loss) attributable to controlling interest	$137,547	$182,241	$(4,640)	$(178,032)	$137,116

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

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$530,670	$11,187	$(720)	$541,137
Operating expenses (income)
Direct advertising expenses(1)	—	164,647	7,856	(720)	171,783
General and administrative expenses(1)	—	88,360	2,165	—	90,525
Corporate expenses(1)	—	28,019	428	—	28,447
Depreciation and amortization	—	74,085	1,073	—	75,158
(Gain) loss on disposition of assets	—	(1,678)	2	—	(1,676)
	—	353,433	11,524	(720)	364,237
Operating income (loss)	—	177,237	(337)	—	176,900
Equity in (earnings) loss of subsidiaries	(170,889)	—	—	170,889	—
Interest expense (income), net	40,160	(439)	3,451	—	43,172
Equity in earnings of investee	—	(449)	—	—	(449)
Income (loss) before income tax expense	130,729	178,125	(3,788)	(170,889)	134,177
Income tax expense(2)	—	3,061	119	—	3,180
Net income (loss)	130,729	175,064	(3,907)	(170,889)	130,997
Earnings attributable to non-controlling interest	—	115	153	—	268
Net income (loss) attributable to controlling interest	$130,729	$174,949	$(4,060)	$(170,889)	$130,729
Statement of Comprehensive Income
Net income (loss)	$130,729	$175,064	$(3,907)	$(170,889)	$130,997
Total other comprehensive income, net of tax	—	—	403	—	403
Total comprehensive income (loss)	130,729	175,064	(3,504)	(170,889)	131,400
Earnings attributable to non-controlling interest	—	115	153	—	268
Comprehensive income (loss) attributable to controlling interest	$130,729	$174,949	$(3,657)	$(170,889)	$131,132

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)

Condensed Consolidating Statements of Income and Comprehensive Income
for the Six Months Ended June 30, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$1,040,970	$23,389	$(958)	$1,063,401
Operating expenses (income)
Direct advertising expenses(1)	—	343,688	16,180	(958)	358,910
General and administrative expenses(1)	—	172,362	5,140	—	177,502
Corporate expenses(1)	—	67,464	972	—	68,436
Depreciation and amortization	—	150,050	2,369	—	152,419
Gain on disposition of assets	—	(3,012)	—	—	(3,012)
	—	730,552	24,661	(958)	754,255
Operating income (loss)	—	310,418	(1,272)	—	309,146
Equity in (earnings) loss of subsidiaries	(296,898)	—	—	296,898	—
Interest expense (income), net	80,989	(863)	7,659	—	87,785
Equity in loss of investee	—	555	—	—	555
Income (loss) before income tax expense	215,909	310,726	(8,931)	(296,898)	220,806
Income tax expense(2)	—	4,193	201	—	4,394
Net income (loss)	215,909	306,533	(9,132)	(296,898)	216,412
Net income attributable to non-controlling interest	—	332	171	—	503
Net income (loss) attributable to controlling interest	$215,909	$306,201	$(9,303)	$(296,898)	$215,909
Statement of Comprehensive Income
Net income (loss)	$215,909	$306,533	$(9,132)	$(296,898)	$216,412
Total other comprehensive loss, net of tax	—	—	(823)	—	(823)
Total comprehensive income (loss)	215,909	306,533	(9,955)	(296,898)	215,589
Net income attributable to non-controlling interest	—	332	171	—	503
Comprehensive income (loss) attributable to controlling interest	$215,909	$306,201	$(10,126)	$(296,898)	$215,086
(1)Caption is exclusive of depreciation and amortization.
(2)The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statements of Income and Comprehensive Income
for the Six Months Ended June 30, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Statement of Income	(unaudited)
Net revenues	$—	$993,163	$20,582	$(1,276)	$1,012,469
Operating expenses (income)
Direct advertising expenses(1)	—	326,150	15,341	(1,276)	340,215
General and administrative expenses(1)	—	171,084	4,576	—	175,660
Corporate expenses(1)	—	56,011	827	—	56,838
Depreciation and amortization	—	146,362	1,921	—	148,283
(Gain) loss on disposition of assets	—	(4,366)	2	—	(4,364)
	—	695,241	22,667	(1,276)	716,632
Operating income (loss)	—	297,922	(2,085)	—	295,837
Equity in (earnings) loss of subsidiaries	(285,124)	—	—	285,124	—
Interest expense (income), net	78,218	(895)	6,832	—	84,155
Equity in earnings of investee	—	(627)	—	—	(627)
Income (loss) before income tax expense	206,906	299,444	(8,917)	(285,124)	212,309
Income tax expense(2)	—	4,768	210	—	4,978
Net income (loss)	206,906	294,676	(9,127)	(285,124)	207,331
Net income attributable to non-controlling interest	—	135	290	—	425
Net income (loss) attributable to controlling interest	$206,906	$294,541	$(9,417)	$(285,124)	$206,906
Statement of Comprehensive Income
Net income (loss)	$206,906	$294,676	$(9,127)	$(285,124)	$207,331
Total other comprehensive income, net of tax	—	—	401	—	401
Total comprehensive income (loss)	206,906	294,676	(8,726)	(285,124)	207,732
Net income attributable to non-controlling interest	—	135	290	—	425
Comprehensive income (loss) attributable to controlling interest	$206,906	$294,541	$(9,016)	$(285,124)	$207,307
(1)Caption is exclusive of depreciation and amortization.
(2)The income tax expense reflected in each column does not include any tax effect of the equity in earnings from subsidiaries.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$288,498	$430,922	$(8,452)	$(371,453)	$339,515
Cash flows from investing activities:
Acquisitions	—	(28,192)	—	—	(28,192)
Capital expenditures	—	(50,312)	(1,818)	—	(52,130)
Proceeds from disposition of assets and investments	—	3,661	—	—	3,661
Investment in subsidiaries	(28,192)	—	—	28,192	—
(Increase) decrease in intercompany notes receivable	(6,665)	—	—	6,665	—
Net cash (used in) provided by investing activities	(34,857)	(74,843)	(1,818)	34,857	(76,661)
Cash flows from financing activities:
Proceeds received from revolving credit facility	218,000	—	—	—	218,000
Payment on revolving credit facility	(213,000)	—	—	—	(213,000)
Principal payments on long-term debt	—	(197)	—	—	(197)
Principal payments on financing leases	—	(666)	—	—	(666)
Payment on accounts receivable securitization program	—	—	(86,200)	—	(86,200)
Proceeds received from accounts receivable securitization program	—	—	86,200	—	86,200
Debt issuance costs	—	—	(23)	—	(23)
Intercompany loan (payments) proceeds	—	(8,701)	15,366	(6,665)	—
Distributions to non-controlling interest	—	(366)	(330)	—	(696)
Dividends (to) from parent	(271,486)	(371,453)	—	371,453	(271,486)
Contributions from (to) parent	38,713	28,192	—	(28,192)	38,713
Net cash (used in) provided by financing activities	(227,773)	(353,191)	15,013	336,596	(229,355)
Effect of exchange rate changes in cash and cash equivalents	—	—	(172)	—	(172)
Net increase in cash and cash equivalents	25,868	2,888	4,571	—	33,327
Cash and cash equivalents at beginning of period	33,772	720	9,613	—	44,105
Cash and cash equivalents at end of period	$59,640	$3,608	$14,184	$—	$77,432

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
	(unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$202,750	$389,003	$(43,138)	$(263,976)	$284,639
Cash flows from investing activities:
Acquisitions	—	(42,122)	—	—	(42,122)
Capital expenditures	—	(89,858)	(3,149)	—	(93,007)
Proceeds from disposition of assets and investments	—	5,120	—	—	5,120
Investment in subsidiaries	(42,122)	—	—	42,122	—
(Increase) decrease in intercompany notes receivable	(20,431)	—	—	20,431	—
Net cash (used in) provided by investing activities	(62,553)	(126,860)	(3,149)	62,553	(130,009)
Cash flows from financing activities:
Proceeds received from revolving credit facility	198,000	—	—	—	198,000
Payment on revolving credit facility	(110,000)	—	—	—	(110,000)
Principal payments on long-term debt	—	(188)	—	—	(188)
Principal payments on financing leases	—	(666)	—	—	(666)
Payment on accounts receivable securitization program	—	—	(47,000)	—	(47,000)
Proceeds received from accounts receivable securitization program	—	—	31,900	—	31,900
Debt issuance costs	—	—	(25)	—	(25)
Intercompany loan (payment) proceeds	—	(38,623)	59,054	(20,431)	—
Distributions to non-controlling interest	—	(220)	(147)	—	(367)
Dividends (to) from parent	(260,945)	(263,976)	—	263,976	(260,945)
Contributions from (to) parent	29,745	42,122	—	(42,122)	29,745
Net cash (used in) provided by financing activities	(143,200)	(261,551)	43,782	201,423	(159,546)
Effect of exchange rate changes in cash and cash equivalents	—	—	76	—	76
Net (decrease) increase in cash and cash equivalents	(3,003)	592	(2,429)	—	(4,840)
Cash and cash equivalents at beginning of period	39,729	1,285	11,105	—	52,119
Cash and cash equivalents at end of period	$36,726	$1,877	$8,676	$—	$47,279

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
LAMAR ADVERTISING COMPANY
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2024 and 2023. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes thereto.
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
During the six months ended June 30, 2024, the Company completed multiple acquisitions for a total cash purchase price of approximately $28.2 million. See Uses of Cash – Acquisitions for more information. The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total capital expenditures:
Billboard — traditional	$3,865	$15,423	$11,013	$28,961
Billboard — digital	11,195	24,109	24,608	41,541
Logos	1,800	3,991	3,136	7,131
Transit	1,034	670	1,385	1,389
Land and buildings	2,364	3,517	4,680	7,691
Operating equipment	2,390	3,012	7,308	6,294
Total capital expenditures	$22,648	$50,722	$52,130	$93,007

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

RESULTS OF OPERATIONS
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Net revenues increased $50.9 million or 5.0% to $1.06 billion for the six months ended June 30, 2024 from $1.01 billion for the same period in 2023. This increase was primarily attributable to an increase in billboard net revenues of $41.1 million and an increase in transit net revenues of $9.1 million over the same period in 2023.
For the six months ended June 30, 2024, there was a $46.5 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2023, which represents an increase of 4.6%. See "Reconciliations" below. The $46.5 million increase in revenue is primarily due to an increase of $35.9 million in billboard net revenues as well as an increase in transit net revenues of $9.9 million over the same period in 2023.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $32.2 million, or 5.6%, to $605.2 million for the six months ended June 30, 2024 from $573.0 million for the same period in 2023. The $32.2 million increase over the prior year is comprised of a $19.0 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $13.2 million increase in stock-based compensation.
Depreciation and amortization expense increased $4.1 million to $152.4 million for the six months ended June 30, 2024 as compared to $148.3 million for the same period in 2023, primarily related to acquisitions and capital expenditures completed during 2023 and the first half of 2024.
For the six months ended June 30, 2024, the Company recognized a gain on disposition of assets of $3.0 million primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased by $13.2 million to $308.8 million for the six months ended June 30, 2024 as compared to $295.6 million for the same period in 2023.
Interest expense increased $3.7 million for the six months ended June 30, 2024 to $88.8 million as compared to $85.1 million for the six months ended June 30, 2023 primarily due to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
Equity in loss (earnings) of investee was a loss of $0.6 million and earnings of $0.6 million for the six months ended June 30, 2024 and 2023, respectively.
The increase in operating income, offset by the increase in interest expense, resulted in a $8.4 million increase in net income before income taxes. The effective tax rate for the six months ended June 30, 2024 was 2.0%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the six months ended June 30, 2024 of $216.1 million, as compared to net income of $207.1 million for the same period in 2023.
Reconciliations:
Because acquisitions occurring after December 31, 2022 have contributed to our net revenue results for the periods presented, we provide 2023 acquisition-adjusted net revenue, which adjusts our 2023 net revenue for the six months ended June 30, 2023 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2024.

Reconciliations of 2023 reported net revenue to 2023 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2023 acquisition-adjusted net revenue to 2024 reported net revenue for the six months ended June 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Reported net revenue	$1,063,401	$1,012,469
Acquisition net revenue	—	4,417
Adjusted totals	$1,063,401	$1,016,886
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$216,093	$207,086	$9,007	4.3%
Income tax expense	4,394	4,978	(584)
Interest expense (income), net	87,785	84,155	3,630
Equity in loss (earnings) of investee	555	(627)	1,182
Gain on disposition of assets	(3,012)	(4,364)	1,352
Depreciation and amortization	152,419	148,283	4,136
Capitalized contract fulfillment costs, net	(374)	(86)	(288)
Stock-based compensation expense	25,616	12,446	13,170
Adjusted EBITDA	$483,476	$451,871	$31,605	7.0%
Adjusted EBITDA for the six months ended June 30, 2024 increased 7.0% to $483.5 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $31.9 million.

Net Income/FFO/AFFO
(in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$216,093	$207,086	$9,007	4.3%
Depreciation and amortization related to real estate	144,122	142,406	1,716
Gain from sale or disposal of real estate, net of tax	(2,820)	(4,307)	1,487
Adjustments for unconsolidated affiliates and non-controlling interest	384	(1,052)	1,436
FFO	$357,779	$344,133	$13,646	4.0%
Straight line expense	2,067	2,340	(273)
Capitalized contract fulfillment costs, net	(374)	(86)	(288)
Stock-based compensation expense	25,616	12,446	13,170
Non-cash portion of tax provision	(64)	(345)	281
Non-real estate related depreciation and amortization	8,297	5,877	2,420
Amortization of deferred financing costs	3,271	3,294	(23)
Capital expenditures - maintenance	(24,454)	(30,240)	5,786
Adjustments for unconsolidated affiliates and non-controlling interest	(384)	1,052	(1,436)
AFFO	$371,754	$338,471	$33,283	9.8%
FFO for the six months ended June 30, 2024 increased from $344.1 million in 2023 to $357.8 million for the same period in 2024, an increase of 4.0%. AFFO for the six months ended June 30, 2024 increased 9.8% to $371.8 million as compared to $338.5 million for the same period in 2023. The increase in AFFO was primarily attributable to a $31.9 million increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net).

Three months ended June 30, 2024 compared to three months ended June 30, 2023
Net revenues increased $24.1 million or 4.5% to $565.3 million for the three months ended June 30, 2024 from $541.1 million for the same period in 2023. This increase was primarily attributable to an increase in billboard net revenues of $18.9 million and an increase in transit net revenues of $5.0 million over the same period in 2023.
For the three months ended June 30, 2024, there was a $21.4 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2023, which represents an increase of 3.9%. See "Reconciliations" below. The $21.4 million increase in revenue is primarily due to an increase of $16.3 million in billboard net revenues as well as an increase in transit net revenues of $4.8 million over the same period in 2023.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $13.8 million, or 4.7%, to $304.7 million for the three months ended June 30, 2024 from $290.9 million for the same period in 2023. The $13.8 million increase over the prior year is comprised of a $7.0 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $6.7 million increase in stock-based compensation.
Depreciation and amortization expense increased $2.0 million to $77.2 million for the three months ended June 30, 2024 as compared to $75.2 million for the same period in 2023, primarily related to acquisitions and capital expenditures completed during 2023 and the first half of 2024.
For the three months ended June 30, 2024, the Company recognized a gain on disposition of assets of $0.8 million, primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased by $7.4 million to $184.2 million for the three months ended June 30, 2024 as compared to $176.8 million for the same period in 2023.

Interest expense increased $0.7 million for the three months ended June 30, 2024 to $44.3 million as compared to $43.6 million for the three months ended June 30, 2023, primarily due to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
The increase in operating income, offset by the increase in interest expense, resulted in a $6.4 million increase in net income before income taxes. The effective tax rate for the three months ended June 30, 2024 was 2.0%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the three months ended June 30, 2024 of $137.6 million, as compared to net income of $130.9 million for the same period in 2023.
Reconciliations:
Because acquisitions occurring after December 31, 2022 have contributed to our net revenue results for the periods presented, we provide 2023 acquisition-adjusted net revenue, which adjusts our 2023 net revenue for the three months ended June 30, 2023 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2024.
Reconciliations of 2023 reported net revenue to 2023 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2023 acquisition-adjusted net revenue to 2024 reported net revenue for the three months ended June 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Reported net revenue	$565,251	$541,137
Acquisition net revenue	—	2,723
Adjusted totals	$565,251	$543,860

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$137,594	$130,888	$6,706	5.1%
Income tax expense	2,872	3,180	(308)
Interest expense (income), net	43,765	43,172	593
Equity in earnings of investee	(4)	(449)	445
Gain on disposition of assets	(824)	(1,676)	852
Depreciation and amortization	77,191	75,158	2,033
Capitalized contract fulfillment costs, net	(190)	(760)	570
Stock-based compensation expense	11,150	4,406	6,744
Adjusted EBITDA	$271,554	$253,919	$17,635	6.9%
Adjusted EBITDA for the three months ended June 30, 2024 increased 6.9% to $271.6 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $13.2 million, as well as a decrease in total general and administrative and corporate expenses of $4.4 million, excluding the impact of stock-based compensation expense.
Net Income/FFO/AFFO
(in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$137,594	130,888	$6,706	5.1%
Depreciation and amortization related to real estate	72,393	72,056	337
Gain from sale or disposal of real estate, net of tax	(726)	(1,587)	861
Adjustments for unconsolidated affiliates and non-controlling interest	12	(717)	729
FFO	$209,273	$200,640	$8,633	4.3%
Straight line expense	794	1,383	(589)
Capitalized contract fulfillment costs, net	(190)	(760)	570
Stock-based compensation expense	11,150	4,406	6,744
Non-cash portion of tax provision	(310)	807	(1,117)
Non-real estate related depreciation and amortization	4,799	3,102	1,697
Amortization of deferred financing costs	1,640	1,652	(12)
Capital expenditures - maintenance	(13,627)	(17,548)	3,921
Adjustments for unconsolidated affiliates and non-controlling interest	(12)	717	(729)
AFFO	$213,517	$194,399	$19,118	9.8%
FFO for the three months ended June 30, 2024 increased from $200.6 million in 2023 to $209.3 million for the same period in 2024, an increase of 4.3%. AFFO for the three months ended June 30, 2024 increased 9.8% to $213.5 million as compared to $194.4 million for the same period in 2023. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $13.2 million and a decrease in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense) of $4.4 million.

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
Sources of Cash
Total Liquidity. As of June 30, 2024 we had $744.3 million of total liquidity, which is comprised of $77.9 million in cash and cash equivalents and $666.4 million of availability under the revolving portion of Lamar Media’s senior credit facility. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.
As of June 30, 2024 and December 31, 2023, the Company had a working capital deficit of $623.8 million and $340.7 million, respectively. The increase in working capital deficit of $283.1 million is primarily due to an increase in current maturities of long term debt.
Cash Generated by Operations. For the six months ended June 30, 2024 and 2023, our cash provided by operating activities was $366.9 million and $306.9 million, respectively. The increase in cash provided by operating activities for the six months ended June 30, 2024 over the same period in 2023 primarily relates to an increase in revenue of $50.9 million, offset by an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets, and depreciation and amortization) of $19.0 million and an increase in interest expense of $3.7 million. We expect to generate cash flows from operations during 2024 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. We believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.
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

As of June 30, 2024, there was $250.0 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability under the Accounts Receivable Securitization Program as of June 30, 2024. The Accounts Receivable Securitization Program will mature on July 21, 2025.
“At-the-Market” Offering Program. On June 21, 2021, the Company entered into an equity distribution agreement, or At-the-Market Offering agreement, (the "2021 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms. Under the terms of the 2021 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2021 Sales Agreement and may at any time suspend solicitations and offers under the 2021 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2021 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under this program from its inception through June 30, 2024. The 2021 Sales Agreement expired by its terms on June 21, 2024.
On July 24, 2024, the Company entered into a a new equity distribution agreement, or At-the-Market Offering agreement, (the "2024 Sales Agreement"). Under the terms of the 2024 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals. The 2024 Sales Agreement retains substantially similar terms and conditions from the 2021 Sales Agreement, which expired by its terms on June 21, 2024.
Shelf Registration Statement. On June 21, 2021, the Company filed a new automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. During the six months ended June 30, 2024 and the year ended December 31, 2023, the Company did not issue any shares under the shelf registration statement. The shelf registration statement expired on June 21, 2024.
On July 24, 2024, the Company filed a new automatically effective shelf registration statement that allows the Company to offer and sell an indeterminate amount of additional shares of its Class A common stock, which replaces the previous shelf registration statement.
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
As of June 30, 2024, the senior credit facility, as established by the Fourth Amended and Restated Credit Agreement (the “senior credit facility”), consisted of (i) a $750.0 million senior secured revolving credit facility which will mature on July 31, 2028, subject to certain conditions (see description of Amendment No. 4 below) (the “revolving credit facility”), (ii) a $600.0 million senior secured Term B loan facility (the “Term B loans”) which will mature on February 6, 2027, (iii) a $350.0 million senior secured Term A loan facility (the "Term A loans") which were set to mature on February 6, 2025, and (iv) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to a pro forma secured debt ratio calculated as described under “Restrictions under Senior Credit Facility” of 4.50 to 1.00, as well as certain other conditions including lender approval. Lamar Media borrowed all $600.0 million in Term B loans on February 6, 2020. The entire amount of the Term B loans will be payable at maturity.
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
On July 29, 2022, Lamar Media entered into Amendment No. 2 ("Amendment No. 2") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. Amendment No. 2 established the Term A loans as a new class of incremental term loans. The Term A loans were set to mature on February 6, 2025 and bore interest based on Term SOFR ("Term SOFR Term A loans") or the Adjusted Base Rate ("Base Rate Term A loans"), at Lamar Media's option. Term SOFR Term A loans bear interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50% (or the Adjusted Term SOFR Rate plus 1.25% at any time the Total Debt Ratio is less than or equal to 3.25 to 1). Base Rate Term A loans bore interest at a rate per annum equal to the Adjusted Base Rate plus 0.50% (or the Adjusted Base Rate plus 0.25% at any time the total debt ratio is less than or equal to 3.25 to 1). The covenants, events of default and other terms of the senior credit facility apply to the Term A loans. Lamar Media borrowed all $350.0 million in Term A loans on July 29, 2022. Proceeds from the Term A loans were used to repay outstanding balances on the revolving credit facility and a portion of the outstanding balance on our Accounts Receivable Securitization Program. The Term A loans were susequently repaid in full on July 31, 2024.
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
As of June 30, 2024 the aggregate balance outstanding under the senior credit facility was $1.03 billion, consisting of $600.0 million in Term B loans aggregate principal balance, $350.0 million in Term A loans aggregate principal balance and $75.0 million outstanding borrowings under our revolving credit facility. Lamar Media had approximately $666.4 million of unused capacity under the revolving credit facility.
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
Lamar Media's outstanding Term A loans were set to mature on February 6, 2025. On July 31, 2024, Lamar Media paid in full its $350.0 million in Term A loans outstanding under its Senior Credit facility. The repayment of the Term A loans was completed using a combination of borrowings under our revolving credit facility and cash on hand.
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
Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At June 30, 2024 we were, and currently, we are, in compliance with all such tests under the senior credit facility.
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
Uses of Cash
Long-term debt prepayments. On July 31, 2024, Lamar Media paid in full its $350.0 million in Term A loans outstanding under its Senior Credit facility. The repayment of the Term A loans was completed using a combination of borrowings under our revolving credit facility and cash on hand.
Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $52.1 million for the six months ended June 30, 2024. We anticipate our 2024 total capital expenditures will be approximately $125.0 million.
Acquisitions. During the six months ended June 30, 2024, the Company completed acquisitions for an aggregate purchase price of approximately $28.2 million, which were financed using available cash on hand and borrowings on the senior credit facility.
Dividends. On February 22, 2024, the Company's Board of Directors declared a quarterly cash dividend of $1.30 per share, paid on March 28, 2024 to its stockholders of record of its Class A common stock and Class B common stock on March 15, 2024. On May 16, 2024, the Company's Board of Directors declared a quarterly cash dividend of $1.30 per share, paid on June 28, 2024 to its stockholders of record of its Class A common stock and Class B common stock on June 17, 2024. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2024 will be at least $5.40 per share of common stock, including the dividends paid on March 28, 2024 and June 28, 2024.
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
Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. On February 23, 2023, the Board of Directors authorized the extension of the repurchase program through September 30, 2024. There were no repurchases under the program as of June 30, 2024. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
Material Cash Requirements
Our expected material cash requirements for the twelve months following June 30, 2024 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.
Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of June 30, 2024 (in millions):

	Less than 1 year	Thereafter
Debt maturities(1)	$599.8	$2,749.4
Interest obligations on long-term debt(2)	170.0	457.8
Contractual obligations, including operating and financing leases	278.3	1,716.7
Total payments due	$1,048.1	$4,923.9
(1)    Debt maturities assume there is no refinancing prior to the existing maturity date.
(2)    Interest rates on our variable rate instruments assume rates at the June 2024 levels.

Lamar Media's outstanding Term A loans were set to mature on February 6, 2025. On July 31, 2024, Lamar Media paid in full its $350.0 million in Term A loans outstanding under its Senior Credit facility. The repayment of the Term A loans was completed using a combination of borrowings under our revolving credit facility and cash on hand.

Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). On February 22, 2024, the Company's Board of Directors declared a quarterly cash dividend of $1.30 per share, paid on March 28, 2024 to its stockholders of record of its Class A common stock and Class B common stock on March 15, 2024. On May 16, 2024, the Company's Board of Directors declared a quarterly cash dividend of $1.30 per share, paid on June 28, 2024 to its stockholders of record of its Class A common stock and Class B common stock on June 17, 2024. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2024 will be at least $5.40 per share of common stock, including the dividends paid on March 28, 2024 and June 28, 2024.

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

Cash Flows

The Company's cash flows provided by operating activities increased $60.0 million from $306.9 million for the six months ended June 30, 2023 to $366.9 million for the six months ended June 30, 2024, primarily resulting from an increase in revenues of $50.9 million, offset by an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets, and depreciation and amortization) of $19.0 million and an increase in interest expense of $3.7 million, as compared to the same period in 2023.

Cash flows used in investing activities decreased $53.3 million from $130.0 million for the six months ended June 30, 2023 to $76.7 million for the six months ended June 30, 2024 primarily due to a net decrease in the amount of assets acquired through acquisitions, investments and capital expenditures of $54.8 million, as compared to the same period in 2023.

The Company's cash flows used in financing activities were $256.7 million for the six months ended June 30, 2024 as compared to $181.8 million for the six months ended June 30, 2023. The cash flows used in financing activities of $256.7 million for the six months ended June 30, 2024 is primarily due to cash paid for dividends and distributions offset by net borrowings on the senior credit facility.
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

LAMAR MEDIA CORP.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and six months ended June 30, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.
RESULTS OF OPERATIONS
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Net revenues increased $50.9 million or 5.0% to $1.06 billion for the six months ended June 30, 2024 from $1.01 billion for the same period in 2023. This increase was primarily attributable to an increase in billboard net revenues of $41.1 million and an increase in transit net revenues of $9.1 million over the same period in 2023.
For the six months ended June 30, 2024, there was a $46.5 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2023, which represents an increase of 4.6%. See "Reconciliations" below. The $46.5 million increase in revenue is primarily due to an increase of $35.9 million in billboard net revenues as well as an increase in transit net revenues of $9.9 million over the same period in 2023.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $32.1 million, or 5.6%, to $604.8 million for the six months ended June 30, 2024 from $572.7 million for the same period in 2023. The $32.1 million increase over the prior year is comprised of a $19.0 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $13.2 million increase in stock-based compensation.
Depreciation and amortization expense increased $4.1 million to $152.4 million for the six months ended June 30, 2024 as compared to $148.3 million for the same period in 2023, primarily related to acquisitions and capital expenditures completed during 2023 and the first half of 2024.
For the six months ended June 30, 2024, Lamar Media recognized a gain on disposition of assets of $3.0 million, primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased by $13.3 million to $309.1 million for the six months ended June 30, 2024 as compared to $295.8 million for the same period in 2023.
Interest expense increased $3.7 million for the six months ended June 30, 2024 to $88.8 million as compared to $85.1 million for the six months ended June 30, 2023 primarily due to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
Equity in loss (earnings) of investee was a loss of $0.6 million and earnings of $0.6 million for the six months ended June 30, 2024 and 2023, respectively.
The increase in operating income, offset by the increase in interest expense, resulted in a $8.5 million increase in net income before income taxes. The effective tax rate for the six months ended June 30, 2024 was 2.0%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the six months ended June 30, 2024 of $216.4 million, as compared to net income of $207.3 million for the same period in 2023.
Reconciliations:
Because acquisitions occurring after December 31, 2022 have contributed to our net revenue results for the periods presented, we provide 2023 acquisition-adjusted net revenue, which adjusts our 2023 net revenue for the six months ended June 30, 2023 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2024.

Reconciliations of 2023 reported net revenue to 2023 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2023 acquisition-adjusted net revenue to 2024 reported net revenue for the six months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Reported net revenue	$1,063,401	$1,012,469
Acquisition net revenue	—	4,417
Adjusted totals	$1,063,401	$1,016,886
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$216,412	$207,331	$9,081	4.4%
Income tax expense	4,394	4,978	(584)
Interest expense (income), net	87,785	84,155	3,630
Equity in loss (earnings) of investee	555	(627)	1,182
Gain on disposition of assets	(3,012)	(4,364)	1,352
Depreciation and amortization	152,419	148,283	4,136
Capitalized contract fulfillment costs, net	(374)	(86)	(288)
Stock-based compensation expense	25,616	12,446	13,170
Adjusted EBITDA	$483,795	$452,116	$31,679	7.0%
Adjusted EBITDA for the six months ended June 30, 2024 increased 7.0% to $483.8 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $31.9 million.

Net Income/FFO/AFFO
(in thousands)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$216,412	$207,331	$9,081	4.4%
Depreciation and amortization related to real estate	144,122	142,406	1,716
Gain from sale or disposal of real estate, net of tax	(2,820)	(4,307)	1,487
Adjustments for unconsolidated affiliates and non-controlling interest	384	(1,052)	1,436
FFO	$358,098	$344,378	$13,720	4.0%
Straight line expense	2,067	2,340	(273)
Capitalized contract fulfillment costs, net	(374)	(86)	(288)
Stock-based compensation expense	25,616	12,446	13,170
Non-cash portion of tax provision	(64)	(345)	281
Non-real estate related depreciation and amortization	8,297	5,877	2,420
Amortization of deferred financing costs	3,271	3,294	(23)
Capital expenditures - maintenance	(24,454)	(30,240)	5,786
Adjustments for unconsolidated affiliates and non-controlling interest	(384)	1,052	(1,436)
AFFO	$372,073	$338,716	$33,357	9.8%
FFO for the six months ended June 30, 2024 increased from $344.4 million in 2023 to $358.1 million for the same period in 2024, an increase of 4.0%. AFFO for the six months ended June 30, 2024 increased 9.8% to $372.1 million as compared to $338.7 million for the same period in 2023. The increase in AFFO was primarily attributable to a $31.9 million increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net).
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Net revenues increased $24.1 million or 4.5% to $565.3 million for the three months ended June 30, 2024 from $541.1 million for the same period in 2023. This increase was primarily attributable to an increase in billboard net revenues of $18.9 million and an increase in transit net revenues of $5.0 million over the same period in 2023.
For the three months ended June 30, 2024, there was a $21.4 million increase in net revenues as compared to acquisition-adjusted net revenues for the three months ended June 30, 2023, which represents an increase of 3.9%. See "Reconciliations" below. The $21.4 million increase in revenue is primarily due to an increase of $16.3 million in billboard net revenues as well as an increase in transit net revenues of $4.8 million over the same period in 2023.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $13.7 million, or 4.7%, to $304.5 million for the three months ended June 30, 2024 from $290.8 million for the same period in 2023. The $13.7 million increase over the prior year is comprised of a $7.0 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $6.7 million increase in stock-based compensation.
Depreciation and amortization expense increased $2.0 million to $77.2 million for the three months ended June 30, 2024 as compared to $75.2 million for the same period in 2023, primarily related to acquisitions and capital expenditures completed during 2023 and the first half of 2024.
For the three months ended June 30, 2024, Lamar Media recognized a gain on disposition of assets of $0.8 million, primarily resulting from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income increased by $7.5 million to $184.4 million for the three months ended June 30, 2024 as compared to $176.9 million for the same period in 2023.

Interest expense increased $0.7 million for the three months ended June 30, 2024 to $44.3 million as compared to $43.6 million for the three months ended June 30, 2023 primarily due to the increase in interest rates on the Accounts Receivable Securitization Program and senior credit facility.
The increase in operating income, offset by the increase in interest expense, resulted in a $6.5 million increase in net income before income taxes. The effective tax rate for the three months ended June 30, 2024 was 2.0%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the three months ended June 30, 2024 of $137.8 million, as compared to net income of $131.0 million for the same period in 2023.
Reconciliations:
Because acquisitions occurring after December 31, 2022 have contributed to our net revenue results for the periods presented, we provide 2023 acquisition-adjusted net revenue, which adjusts our 2023 net revenue for the three months ended June 30, 2023 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2024.
Reconciliations of 2023 reported net revenue to 2023 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2023 acquisition-adjusted net revenue to 2024 reported net revenue for the three months ended June 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Reported net revenue	$565,251	$541,137
Acquisition net revenue	—	2,723
Adjusted totals	$565,251	$543,860
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$137,775	$130,997	$6,778	5.2%
Income tax expense	2,872	3,180	(308)
Interest expense (income), net	43,765	43,172	593
Equity in earnings of investee	(4)	(449)	445
Gain on disposition of assets	(824)	(1,676)	852
Depreciation and amortization	77,191	75,158	2,033
Capitalized contract fulfillment costs, net	(190)	(760)	570
Stock-based compensation expense	11,150	4,406	6,744
Adjusted EBITDA	$271,735	$254,028	$17,707	7.0%
Adjusted EBITDA for the three months ended June 30, 2024 increased 7.0% to $271.7 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $13.2 million, as well as a decrease in total general and administrative and corporate expenses of $4.5 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO
(in thousands)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$137,775	$130,997	$6,778	5.2%
Depreciation and amortization related to real estate	72,393	72,056	337
Gain from sale or disposal of real estate, net of tax	(726)	(1,587)	861
Adjustments for unconsolidated affiliates and non-controlling interest	12	(717)	729
FFO	$209,454	$200,749	$8,705	4.3%
Straight line expense	794	1,383	(589)
Capitalized contract fulfillment costs, net	(190)	(760)	570
Stock-based compensation expense	11,150	4,406	6,744
Non-cash portion of tax provision	(310)	807	(1,117)
Non-real estate related depreciation and amortization	4,799	3,102	1,697
Amortization of deferred financing costs	1,640	1,652	(12)
Capital expenditures - maintenance	(13,627)	(17,548)	3,921
Adjustments for unconsolidated affiliates and non-controlling interest	(12)	717	(729)
AFFO	$213,698	$194,508	$19,190	9.9%
FFO for the three months ended June 30, 2024 increased from $200.7 million in 2023 to $209.5 million for the same period in 2024, an increase of 4.3%. AFFO for the three months ended June 30, 2024 increased 9.9% to $213.7 million as compared to $194.5 million for the same period in 2023. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $13.2 million and a decrease in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense) of $4.5 million.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2024, and should be read in conjunction with Note 10 of the Notes to the Company’s Condensed Consolidated Financial Statements.
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
At June 30, 2024 there was approximately $1.27 billion of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 37.8% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2024 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $42.8 million, and the weighted average interest rate applicable to these borrowings during 2024 was 6.7%. Assuming that the weighted average interest rate was 200 basis points higher (that is 8.7% rather than 6.7%), then the Company’s 2024 interest expense would have increased by approximately $12.5 million for the six months ended June 30, 2024.
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

4.1
Supplemental Indenture to the Indenture dated as of May 14, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625%% Senior Notes due 2031. Filed herewith.

4.2
Supplemental Indenture to the Indenture dated as of May 14, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028. Filed herewith.

4.3
Supplemental Indenture to the Indenture dated as of May 14, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030. Filed herewith.

4.4
Supplemental Indenture to the Indenture dated as of May 14, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029. Filed herewith.

10.1
Joinder Agreement, dated as of June 7, 2022, to the Fourth Amended and Restated Credit Agreement dated as of dated as of February 6, 2020 (as amended by that certain Amendment No. 1, dated as of July 2, 2021, and as further amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and Alabama Logos, LLC. Filed herewith.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: August 8, 2024	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: August 8, 2024	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer