Form 10-Q
period 2024-09-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2024-11-08
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of November 1, 2024: 87,937,722
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of November 1, 2024: 14,420,085
The number of shares of Lamar Media Corp. common stock outstanding as of November 1, 2024: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,510	$44,605
Receivables, net of allowance for doubtful accounts of $12,379 and $12,477 in 2024 and 2023, respectively	351,230	301,189
Other current assets	31,580	27,392
Total current assets	412,320	373,186
Property, plant and equipment	4,334,964	4,274,831
Less accumulated depreciation and amortization	(2,791,041)	(2,708,361)
Net property, plant and equipment	1,543,923	1,566,470
Operating lease right of use assets	1,336,062	1,315,433
Financing lease right of use assets	9,044	11,184
Goodwill	2,035,225	2,035,271
Intangible assets, net	1,086,381	1,171,434
Other assets	97,113	90,644
Total assets	$6,520,068	$6,563,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$22,861	$18,238
Current maturities of long-term debt, net of deferred financing costs of $212 and $380 in 2024 and 2023, respectively	250,001	250,018
Current operating lease liabilities	183,252	210,568
Current financing lease liabilities	1,331	1,331
Accrued expenses	110,625	107,195
Deferred income	170,660	126,547
Total current liabilities	738,730	713,897
Long-term debt, net of deferred financing costs of $24,204 and $28,865 in 2024 and 2023, respectively	2,995,705	3,091,109
Operating lease liabilities	1,099,721	1,075,285
Financing lease liabilities	13,616	14,614
Deferred income tax liabilities	8,690	12,047
Asset retirement obligation	402,472	397,991
Other liabilities	48,189	41,891
Total liabilities	5,307,123	5,346,834
Stockholders’ equity:
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2024 and 2023	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized; 88,828,280 and 88,486,495 shares issued at 2024 and 2023, respectively; 87,937,722 and 87,645,560 outstanding at 2024 and 2023, respectively	89	88
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2024 and 2023	14	14
Additional paid-in capital	2,152,176	2,103,282
Accumulated comprehensive loss	(1,214)	(428)
Accumulated deficit	(866,077)	(819,235)
Cost of shares held in treasury, 890,558 and 840,935 shares at 2024 and 2023, respectively	(72,688)	(67,347)
Non-controlling interest	645	414
Stockholders’ equity	1,212,945	1,216,788
Total liabilities and stockholders’ equity	$6,520,068	$6,563,622
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statements of Income
Net revenues	$564,135	$542,609	$1,627,536	$1,555,078
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	182,585	175,188	541,495	515,403
General and administrative expenses (exclusive of depreciation and amortization)	91,006	81,283	268,508	256,943
Corporate expenses (exclusive of depreciation and amortization)	31,350	24,248	100,105	81,331
Depreciation and amortization	75,112	74,636	227,531	222,919
Gain on disposition of assets	(2,474)	(879)	(5,486)	(5,243)
	377,579	354,476	1,132,153	1,071,353
Operating income	186,556	188,133	495,383	483,725
Other (income) expense
Loss on extinguishment of debt	270	115	270	115
Interest income	(662)	(621)	(1,701)	(1,559)
Interest expense	42,937	45,070	131,761	130,163
Equity in earnings of investee	(2,642)	(699)	(2,087)	(1,326)
	39,903	43,865	128,243	127,393
Income before income tax (benefit) expense	146,653	144,268	367,140	356,332
Income tax (benefit) expense	(1,169)	3,843	3,225	8,821
Net income	147,822	140,425	363,915	347,511
Net income attributable to non-controlling interest	346	408	849	833
Net income attributable to controlling interest	147,476	140,017	363,066	346,678
Cash dividends declared and paid on preferred stock	91	91	273	273
Net income applicable to common stock	$147,385	$139,926	$362,793	$346,405
Earnings per share:
Basic earnings per share	$1.44	$1.37	$3.55	$3.40
Diluted earnings per share	$1.44	$1.37	$3.54	$3.39
Cash dividends declared per share of common stock	$1.40	$1.25	$4.00	$3.75
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	102,307,059	101,960,356	102,223,918	101,890,573
Weighted average common shares outstanding diluted	102,617,515	102,130,614	102,547,490	102,085,016
Statements of Comprehensive Income
Net income	$147,822	$140,425	$363,915	$347,511
Other comprehensive income (loss)
Foreign currency translation adjustments	37	(643)	(786)	(242)
Comprehensive income	147,859	139,782	363,129	347,269
Net income attributable to non-controlling interest	346	408	849	833
Comprehensive income attributable to controlling interest	$147,513	$139,374	$362,280	$346,436
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2023	$—	$88	$14	$(67,347)	$2,103,282	$(428)	$(819,235)	$414	$1,216,788
Non-cash compensation	—	—	—	—	2,745	—	—	—	2,745
Issuance of 137,350 shares of common stock through stock awards	—	1	—	—	17,868	—	—	—	17,869
Exercise of 47,000 shares of stock options	—	—	—	—	3,415	—	—	—	3,415
Issuance of 40,322 shares of common stock through employee purchase plan	—	—	—	—	3,652	—	—	—	3,652
Purchase of 49,623 shares of treasury stock	—	—	—	(5,341)	—	—	—	—	(5,341)
Foreign currency translation	—	—	—	—	—	(392)	—	—	(392)
Net income	—	—	—	—	—	—	78,224	275	78,499
Reallocation of capital	—	—	—	—	(1,018)	—	—	1,018	—
Dividends ($1.30 per common share) and other distributions	—	—	—	—	—	—	(133,028)	(479)	(133,507)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2024	$—	$89	$14	$(72,688)	$2,129,944	$(820)	$(874,130)	$1,228	$1,183,637
Non-cash compensation	—	—	—	—	5,821	—	—	—	5,821
Issuance of 5,652 shares of common stock through stock awards	—	—	—	—	774	—	—	—	774
Exercise of 18,475 shares of stock options	—	—	—	—	1,690	—	—	—	1,690
Issuance of 30,337 shares of common stock through employee purchase plan	—	—	—	—	2,748	—	—	—	2,748
Foreign currency translation	—	—	—	—	—	(431)	—	—	(431)
Net income	—	—	—	—	—	—	137,366	228	137,594
Dividends ($1.30 per common share) and other distributions	—	—	—	—	—	—	(133,116)	(217)	(133,333)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, June 30, 2024	$—	$89	$14	$(72,688)	$2,140,977	$(1,251)	$(869,971)	$1,239	$1,198,409
Non-cash compensation	—	—	—	—	5,520	—	—	—	5,520
Exercise of 34,850 shares of stock options	—	—	—	—	2,891	—	—	—	2,891
Issuance of 27,799 shares of common stock through employee purchase plan	—	—	—	—	2,788	—	—	—	2,788
Foreign currency translation	—	—	—	—	—	37	—	—	37
Net income	—	—	—	—	—	—	147,476	346	147,822
Dividends ($1.40 per common share) and other distributions	—	—	—	—	—	—	(143,491)	(940)	(144,431)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, September 30, 2024	$—	$89	$14	$(72,688)	$2,152,176	$(1,214)	$(866,077)	$645	$1,212,945
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2022	$—	$88	$14	$(61,358)	$2,061,671	$(659)	$(804,382)	$—	$1,195,374
Non-cash compensation	—	—	—	—	3,305	—	—	—	3,305
Issuance of 161,050 shares of common stock through stock awards	—	—	—	—	15,934	—	—	—	15,934
Exercise of 10,595 shares of stock options	—	—	—	—	678	—	—	—	678
Issuance of 45,232 shares of common stock through employee purchase plan	—	—	—	—	3,530	—	—	—	3,530
Purchase of 56,808 shares of treasury stock	—	—	—	(5,946)	—	—	—	—	(5,946)
Foreign currency translation	—	—	—	—	—	(2)	—	—	(2)
Net income	—	—	—	—	—	—	76,041	157	76,198
Reallocation of capital	—	—	—	—	(1,016)	—	—	397	(619)
Dividends ($1.25 per common share) and other distributions	—	—	—	—	—	—	(127,460)	(214)	(127,674)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2023	$—	$88	$14	$(67,304)	$2,084,102	$(661)	$(855,892)	$340	$1,160,687
Non-cash compensation	—	—	—	—	2,133	—	—	—	2,133
Issuance of 7,126 shares of common stock through stock awards	—	—	—	—	681	—	—	—	681
Exercise of 11,540 shares of stock options	—	—	—	—	809	—	—	—	809
Issuance of 34,283 shares of common stock through employee purchase plan	—	—	—	—	2,675	—	—	—	2,675
Foreign currency translation	—	—	—	—	—	403	—	—	403
Net income	—	—	—	—	—	—	130,620	268	130,888
Dividends ($1.25 per common share) and other distributions	—	—	—	—	—	—	(127,538)	(153)	(127,691)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, June 30, 2023	$—	$88	$14	$(67,304)	$2,090,400	$(258)	$(852,901)	$455	$1,170,494
Non-cash compensation	—	—	—	—	2,368	—	—	—	2,368
Exercise of 850 shares of stock options	—	—	—	—	55	—	—	—	55
Issuance of shares 37,407 of common stock through employee purchase plan	—	—	—	—	2,654	—	—	—	2,654
Purchase of 431 shares of treasury stock	—	—	—	(43)	—	—	—	—	(43)
Foreign currency translation	—	—	—	—	—	(643)	—	—	(643)
Net income	—	—	—	—	—	—	140,017	408	140,425
Dividends ($1.25 per common share) and other distributions	—	—	—	—	—	—	(127,582)	(795)	(128,377)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, September 30, 2023	$—	$88	$14	$(67,347)	$2,095,477	$(901)	$(840,557)	$68	$1,186,842
See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$363,915	$347,511
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	227,531	222,919
Stock-based compensation	37,713	16,362
Amortization included in interest expense	4,830	4,920
Gain on disposition of assets	(5,486)	(5,243)
Loss on extinguishment of debt	270	115
Equity in earnings of investee	(2,087)	(1,326)
Deferred tax (benefit) expense	(3,357)	910
Provision for doubtful accounts	4,892	8,609
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(54,933)	(33,755)
Prepaid expenses	(1,627)	(1,097)
Other assets	(2,799)	(2,237)
Increase (decrease) in:
Trade accounts payable	2,741	(1,430)
Accrued expenses	1,965	(8,049)
Operating lease liabilities	(23,059)	(25,838)
Other liabilities	43,788	7,049
Net cash provided by operating activities	594,297	529,420
Cash flows from investing activities:
Acquisitions	(31,083)	(120,324)
Capital expenditures	(82,270)	(132,152)
Proceeds from disposition of assets and investments	5,242	6,489
Decrease in notes receivable	65	62
Net cash used in investing activities	(108,046)	(245,925)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(5,342)	(5,989)
Net proceeds from issuance of common stock	17,183	10,401
Principal payments on long-term debt	(298)	(284)
Principal payments on financing leases	(998)	(998)
Payments on revolving credit facility	(398,000)	(243,000)
Proceeds received from revolving credit facility	648,000	333,000
Proceeds received from accounts receivable securitization program	86,200	72,000
Payments on accounts receivable securitization program	(86,400)	(74,900)
Payments on senior credit facility term loans	(350,000)	—
Debt issuance costs	(23)	(2,951)
Distributions to non-controlling interest	(1,636)	(1,162)
Dividends/distributions	(409,908)	(382,853)
Net cash used in financing activities	(501,222)	(296,736)
Effect of exchange rate changes in cash and cash equivalents	(124)	17
Net decrease in cash and cash equivalents	(15,095)	(13,224)
Cash and cash equivalents at beginning of period	44,605	52,619
Cash and cash equivalents at end of period	$29,510	$39,395
Supplemental disclosures of cash flow information:
Cash paid for interest	$127,250	$125,117
Cash paid for foreign, state and federal income taxes	$7,075	$9,093
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
The following table presents our disaggregated revenue by source for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Billboard advertising	$502,587	$484,268	$1,444,116	$1,384,721
Logo advertising	20,698	20,437	62,957	61,975
Transit advertising	40,850	37,904	120,463	108,382
Net revenues	$564,135	$542,609	$1,627,536	$1,555,078

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
3. Leases
During the three months ended September 30, 2024 and 2023, we had operating lease costs of $79,798 and $80,550, respectively, and variable lease costs of $16,783 and $16,111, respectively. During the nine months ended September 30, 2024 and 2023, we had operating lease costs of $238,569 and $239,636, respectively, and variable lease costs of $47,092 and $44,639, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). For the three months ended September 30, 2024 and 2023, we recorded a gain of $61 and $68, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. For the nine months ended September 30, 2024 and 2023, we recorded a gain of $330 and $260, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $264,093 and $259,440 were made reducing our operating lease liabilities for the nine months ended September 30, 2024 and 2023, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets ("ROU assets") or lease liabilities for agreements with a term of twelve months or less. We recorded $2,638 and $2,523 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended September 30, 2024 and 2023, respectively. We recorded $7,812 and $7,532 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the nine months ended September 30, 2024 and 2023, respectively.
Our operating leases have a weighted-average remaining lease term of 12.4 years. The weighted-average discount rate of our operating leases is 5.1%. Also, during the nine months ended September 30, 2024 and 2023, we obtained $9,912 and $17,906, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.
The following is a summary of the maturities of our operating lease liabilities as of September 30, 2024:

2024	$41,953
2025	224,500
2026	189,690
2027	166,049
2028	143,779
Thereafter	975,779
Total undiscounted operating lease payments	1,741,750
Less: Imputed interest	(458,777)
Total operating lease liabilities	$1,282,973
During the three months ended September 30, 2024 and 2023, $713 of amortization expense for each period and $115 and $125, respectively, of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. During the nine months ended September 30, 2024 and 2023, $2,140 of amortization expense for each period and $351 and $382, respectively, of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. Cash payments of $998 were made reducing our financing lease liabilities for each of the nine months ended September 30, 2024 and 2023, and are included in cash flows used in financing activities in the Condensed Consolidated Statements of Cash Flows. Our financing leases have a weighted-average remaining lease term of 3.2 years and a weighted-average discount rate of 3.1%.
Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore they are no longer accounted for as a lease. For the three months ended September 30, 2024 and 2023, non-lease variable transit costs were $23,559 and $22,023, respectively. For the nine months ended September 30, 2024 and 2023, non-lease variable transit costs were $70,551 and $62,661, respectively.

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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company had 27,000 granted options of its Class A common stock during the nine months ended September 30, 2024. At September 30, 2024 a total of 1,481,374 shares were available for future grant.
Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available under the 2019 ESPP was automatically increased by 87,645 shares on January 1, 2024 pursuant to the automatic increase provisions of the 2019 ESPP.
The following is a summary of 2019 ESPP share activity for the nine months ended September 30, 2024:

Shares
Available for future purchases, January 1, 2024	242,292
Additional shares reserved under 2019 ESPP	87,645
Purchases	(98,458)
Available for future purchases, September 30, 2024	231,479
Stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, are generally dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2024 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2025. The shares subject to these awards can range from a minimum of 0% to a maximum of 120% of the target number of shares depending on the level at which the goals are attained. Under the Incentive Plan, the Company's Compensation Committee may also award additional shares in its discretion based on other factors, which awards, if any, for 2025, will also be issued in the first quarter of 2025. For the three months ended September 30, 2024 and 2023, the Company recorded $6,481 and $1,589, respectively, as stock-based compensation expense. For the nine months ended September 30, 2024 and 2023, the Company recorded $21,299 and $8,034, respectively, as stock-based compensation expense.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
LTIP Units. In addition to stock compensation, the Company may issue LTIP Units of Lamar Advertising Limited Partnership (the "OP"), a subsidiary of the Company, to certain officers, employees and directors under the Incentive Plan of the Company. Such LTIP Units are subject to vesting and forfeiture conditions based on performance criteria approved by the Compensation Committee. The Compensation Committee may also make discretionary grants of LTIP Units based on other factors. LTIP Units are a class of units intended to qualify as “profits interests” of the OP. The LTIP Units convert into Common Units of the OP upon the occurrence of certain events. Common Units are redeemable by the holder for shares of the Company's Class A common stock after a holding period of twelve months, or may be paid out in cash at the option of the general partner of the OP. As of September 30, 2024, the OP has a total of 260,800 LTIP Units issued and outstanding to the Company’s executive officers, of which 140,800 LTIP units have vested. For the three months ended September 30, 2024 and 2023, the Company recorded $4,389 and $1,147, respectively, as stock-based compensation expense related to these LTIP Units. For the nine months ended September 30, 2024 and 2023, the Company recorded $11,952 and $4,050, respectively, as stock-based compensation expense related to these LTIP Units.
Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors' one year term. For the three months ended September 30, 2024 and 2023, the Company recorded $100 and $67, respectively, in stock-based compensation expense related to these awards. For the nine months ended September 30, 2024 and 2023, the Company recorded $671 and $587, respectively, in stock-based compensation expense related to these awards.
5. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Direct advertising expenses	$69,231	$69,598	$210,478	$208,272
General and administrative expenses	1,372	1,456	3,971	4,014
Corporate expenses	4,509	3,582	13,082	10,633
	$75,112	$74,636	$227,531	$222,919
6. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at September 30, 2024 and December 31, 2023:

	Estimated Life (Years)	September 30, 2024		December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$731,437	$659,476	$731,156	$640,635
Non-competition agreements	3—15	71,785	66,693	71,960	66,455
Site locations	15	2,973,839	1,974,975	2,955,324	1,891,078
Other	2—15	52,662	42,198	52,578	41,416
		$3,829,723	$2,743,342	$3,811,018	$2,639,584
Unamortizable intangible assets:
Goodwill		$2,288,761	$253,536	$2,288,807	$253,536

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
7. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2023	$397,991
Additions to asset retirement obligations	226
Correction in estimate(1)	4,196
Accretion expense	5,145
Liabilities settled	(5,086)
Balance at September 30, 2024	$402,472
(1) During the nine months ended September 30, 2024, the Company had an immaterial correction of $4,196 to asset retirement obligations due to system data conversion. This correction resulted in a $4,196 increase in asset retirement obligations and depreciation and amortization expense during the period.
8. Distribution Restrictions
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of September 30, 2024 and December 31, 2023, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $4,618,528 and $4,438,406, respectively.
As of September 30, 2024, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of September 30, 2024, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of September 30, 2024 and December 31, 2023, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $3,369,008 and $3,188,886, respectively.
9. Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options and LTIP units. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and nine months ended September 30, 2024 or 2023.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
10. Long-Term Debt
Long-term debt consists of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$919,411	$6,138	$913,273
Accounts Receivable Securitization Program	249,800	212	249,588
3 3/4% Senior Notes	600,000	4,087	595,913
3 5/8% Senior Notes	550,000	5,639	544,361
4% Senior Notes	549,576	5,063	544,513
4 7/8% Senior Notes	400,000	3,277	396,723
Other notes with various rates and terms	1,335	—	1,335
	3,270,122	24,416	3,245,706
Less current maturities	(250,213)	(212)	(250,001)
Long-term debt, excluding current maturities	$3,019,909	$24,204	$2,995,705

	December 31, 2023
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,019,222	$8,266	$1,010,956
Accounts Receivable Securitization Program	250,000	380	249,620
3 3/4% Senior Notes	600,000	4,923	595,077
3 5/8% Senior Notes	550,000	6,226	543,774
4% Senior Notes	549,516	5,675	543,841
4 7/8% Senior Notes	400,000	3,775	396,225
Other notes with various rates and terms	1,634	—	1,634
	3,370,372	29,245	3,341,127
Less current maturities	(250,398)	(380)	(250,018)
Long-term debt, excluding current maturities	$3,119,974	$28,865	$3,091,109
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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
The senior credit facility, as established by the Fourth Amended and Restated Credit Agreement (the “senior credit facility”), consists of (i) a $750,000 senior secured revolving credit facility which will mature on July 31, 2028, subject to certain conditions (see description of Amendment No. 4 below) (the “revolving credit facility”), (ii) a $600,000 senior secured Term B loan facility (the “Term B loans”) which will mature on February 6, 2027, (iii) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or increase its revolving credit facility subject to a pro forma secured debt ratio of 4.50 to 1.00, as well as certain other conditions including lender approval. Lamar Media borrowed all $600,000 in Term B loans on February 6, 2020. The entire amount of the Term B loans will be payable at maturity. The net proceeds from the Term B loans, together with borrowings under the revolving portion of the senior credit facility and a portion of the proceeds of the issuance of the 3 3/4% Senior Notes due 2028 and 4% Senior Notes due 2030 (both as described below), were used to repay all outstanding amounts under the Third Amended and Restated Credit Agreement, and all revolving commitments under that facility were terminated.
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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
On July 31, 2023, Lamar Media entered into Amendment No. 4 (the "Amendment No. 4"), to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. Amendment No. 4 extends the maturity date of Lamar Media's $750,000 revolving credit facility such that the revolving credit facility matures July 31, 2028; provided, that, if on the date (a "Credit Facility Springing Maturity Test Date") that is 91 days prior to either the then scheduled maturity date of Lamar Media's Term B loans (which is currently February 6, 2027) or the February 15, 2028 maturity date of Lamar Media's 3 3/4% Notes, the Company and its restricted subsidiaries do not have sufficient liquidity (defined as unrestricted cash and cash equivalents of the Company and its restricted subsidiaries plus unused commitments under the revolving credit facility) to repay in full the aggregate outstanding amount (including all accrued and unpaid interest, premiums and make-whole amounts (if any)) of the Term B loans or the 3 3/4% Notes (as applicable), the revolving credit facility will mature on such Credit Facility Springing Maturity Test Date. On the maturity date of the revolving credit facility, the entire principal amount of revolving loans outstanding under the revolving credit facility, together with all accrued and unpaid interest on such revolving loans, will be due and payable.
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
As of September 30, 2024, there were $320,000 in borrowings outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $8,799 in letters of credit outstanding as of September 30, 2024 resulting in $421,201 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity.
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
As of September 30, 2024 there was $249,800 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability for borrowing under the Accounts Receivable Securitization Program as of September 30, 2024. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the nine months ended September 30, 2024.
The Accounts Receivable Securitization Program was set to mature on July 21, 2025, but was subsequently extended to October 15, 2027 by the Seventh Amendment to the Receivables Financing Agreement dated October 15, 2024; provided, that, if on the date (a “Securitization Springing Maturity Test Date”) that is 91 days prior to the then scheduled maturity date of Lamar Media’s Term Loan B loans (which is currently February 6, 2027), (a) any of the outstanding Term B loans has a scheduled maturity date prior to the date that is 91 days prior to the then scheduled maturity date of Lamar Media’s revolving credit facility (which is currently July 31, 2028) and (b) the Company and its restricted subsidiaries do not have sufficient liquidity (defined as (i) unused commitments under the revolving credit facility plus (ii) unrestricted cash and cash equivalents of the Company and its restricted subsidiaries plus (iii) borrowing availability under the Accounts Receivable Securitization Program) to repay in full the aggregate outstanding amount (including all accrued and unpaid interest, premiums and make-whole amounts (if any)) of the Term Loan B loans, then the Accounts Receivable Securitization Program will mature on such Securitization Springing Maturity Test Date. Lamar Media may amend the facility to further extend the maturity date, enter into a new securitization facility with a different maturity date, or refinance the indebtedness outstanding under the Accounts Receivable Securitization Program using borrowings under its senior credit facility or from other financing sources.
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
Debt Repurchase Program
The Company’s Board of Directors has authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026. There were no repurchases under the program as of September 30, 2024.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
11. Fair Value of Financial Instruments
At September 30, 2024 and December 31, 2023, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,157,971 which does not exceed the carrying amount of $3,270,122 as of September 30, 2024. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).
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
13. Dividends/Distributions
During the three months ended September 30, 2024 and 2023, the Company declared and paid cash distributions in an aggregate amount of $143,491 or $1.40 per share and $127,582 or $1.25 per share, respectively. During the nine months ended September 30, 2024 and 2023, the Company declared and paid cash distributions in an aggregate amount of $409,635 or $4.00 per share and $382,580 or $3.75 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of general economic conditions on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three and nine months ended September 30, 2024 and 2023, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share and $273 or $47.85 per share, respectively, for each period.
14. Information About Geographic Areas
Revenues from external customers attributable to foreign countries totaled $26,455 and $21,684 for the nine months ended September 30, 2024 and 2023, respectively. Net carrying value of long-lived assets located in foreign countries totaled $13,643 and $13,930 as of September 30, 2024 and December 31, 2023, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
15. Stockholders' Equity
Sales Agreement. On July 24, 2024, the Company entered into an equity distribution agreement, or At-the-Market Offering agreement, (the "2024 Sales Agreement") with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms which expired by its terms on June 21, 2024. Under the terms of the 2024 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals.
Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or directly through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A Common stock under the 2021 Sales Agreement and may at any time suspend solicitations and offers under the 2024 Sales Agreement.
As of September 30, 2024, no shares of our Class A common stock have been sold under the 2024 Sales Agreement or were sold under the prior Sales Agreement.
Shelf Registration. On July 24, 2024, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. The shelf registration statement replaced a prior shelf registration statement which expired. During the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company did not issue any shares under its shelf registration statements.
Stock Repurchase Program. The Company’s Board of Directors has authorized the repurchase of up to $250,000 of the Company’s Class A common stock. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026. There were no repurchases under the program as of September 30, 2024.
16. Subsequent Events

On October 15, 2024, the Company amended its Accounts Receivable Securitization Program to extend the Program’s maturity date from July 21, 2025 to October 15, 2027, with a springing maturity date under certain conditions. All other significant terms and conditions were unchanged. See Note 10, "Long-Term Debt" for additional details on this amendment.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,010	$44,105
Receivables, net of allowance for doubtful accounts of $12,379 and $12,477 in 2024 and 2023, respectively	351,230	301,189
Other current assets	31,580	27,392
Total current assets	411,820	372,686
Property, plant and equipment	4,334,964	4,274,831
Less accumulated depreciation and amortization	(2,791,041)	(2,708,361)
Net property, plant and equipment	1,543,923	1,566,470
Operating lease right of use assets	1,336,062	1,315,433
Financing lease right of use assets	9,044	11,184
Goodwill	2,025,073	2,025,119
Intangible assets, net	1,085,913	1,170,967
Other assets	91,489	85,021
Total assets	$6,503,324	$6,546,880
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$22,861	$18,238
Current maturities of long-term debt, net of deferred financing costs of $212 and $380 in 2024 and 2023, respectively	250,001	250,018
Current operating lease liabilities	183,252	210,568
Current financing lease liabilities	1,331	1,331
Accrued expenses	100,190	97,464
Deferred income	170,660	126,547
Total current liabilities	728,295	704,166
Long-term debt, net of deferred financing costs of $24,204 and $28,865 in 2024 and 2023, respectively	2,995,705	3,091,109
Operating lease liabilities	1,099,721	1,075,285
Financing lease liabilities	13,616	14,614
Deferred income tax liabilities	8,690	12,047
Asset retirement obligation	402,472	397,991
Other liabilities	48,189	41,891
Total liabilities	5,296,688	5,337,103
Stockholder's equity:
Common stock, par value $0.01, 3,000 shares authorized, 100 shares issued and outstanding at 2024 and 2023	—	—
Additional paid-in-capital	3,222,683	3,173,789
Accumulated comprehensive loss	(1,214)	(428)
Accumulated deficit	(2,015,478)	(1,963,998)
Non-controlling interest	645	414
Stockholder's equity	1,206,636	1,209,777
Total liabilities and stockholder's equity	$6,503,324	$6,546,880
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statements of Income
Net revenues	$564,135	$542,609	$1,627,536	$1,555,078
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	182,585	175,188	541,495	515,403
General and administrative expenses (exclusive of depreciation and amortization)	91,006	81,284	268,508	256,944
Corporate expenses (exclusive of depreciation and amortization)	31,239	24,110	99,675	80,948
Depreciation and amortization	75,112	74,636	227,531	222,919
Gain on disposition of assets	(2,474)	(879)	(5,486)	(5,243)
	377,468	354,339	1,131,723	1,070,971
Operating income	186,667	188,270	495,813	484,107
Other (income) expense
Loss on extinguishment of debt	270	115	270	115
Interest income	(662)	(621)	(1,701)	(1,559)
Interest expense	42,937	45,070	131,761	130,163
Equity in earnings of investee	(2,642)	(699)	(2,087)	(1,326)
	39,903	43,865	128,243	127,393
Income before income tax (benefit) expense	146,764	144,405	367,570	356,714
Income tax (benefit) expense	(1,169)	3,843	3,225	8,821
Net income	147,933	140,562	364,345	347,893
Net income attributable to non-controlling interest	346	408	849	833
Net income attributable to controlling interest	$147,587	$140,154	$363,496	$347,060
Statements of Comprehensive Income
Net income	$147,933	$140,562	$364,345	$347,893
Other comprehensive income (loss)
Foreign currency translation adjustments	37	(643)	(786)	(242)
Comprehensive income	147,970	139,919	363,559	347,651
Net income attributable to non-controlling interest	346	408	849	833
Comprehensive income attributable to controlling interest	$147,624	$139,511	$362,710	$346,818
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2023	$—	$3,173,789	$(428)	$(1,963,998)	$414	$1,209,777
Contribution from parent	—	27,680	—	—	—	27,680
Reallocation of capital	—	(1,018)	—	—	1,018	—
Foreign currency translations	—	—	(392)	—	—	(392)
Net income	—	—	—	78,362	275	78,637
Dividend to parent	—	—	—	(138,369)	(479)	(138,848)
Balance, March 31, 2024	$—	$3,200,451	$(820)	$(2,024,005)	$1,228	$1,176,854
Contribution from parent	—	11,033	—	—	—	11,033
Foreign currency translations	—	—	(431)	—	—	(431)
Net income	—	—	—	137,547	228	137,775
Dividend to parent	—	—	—	(133,117)	(217)	(133,334)
Balance, June 30, 2024	$—	$3,211,484	$(1,251)	$(2,019,575)	$1,239	$1,191,897
Contribution from parent	—	11,199	—	—	—	11,199
Foreign currency translations	—	—	37	—	—	37
Net income	—	—	—	147,587	346	147,933
Dividend to parent	—	—	—	(143,490)	(940)	(144,430)
Balance, September 30, 2024	$—	$3,222,683	$(1,214)	$(2,015,478)	$645	$1,206,636

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2022	$—	$3,132,178	$(659)	$(1,944,018)	$—	$1,187,501
Contribution from parent	—	23,447	—	—	—	23,447
Reallocation of capital	—	(1,016)	—	—	397	(619)
Foreign currency translations	—	—	(2)	—	—	(2)
Net income	—	—	—	76,177	157	76,334
Dividend to parent	—	—	—	(133,406)	(214)	(133,620)
Balance, March 31, 2023	$—	$3,154,609	$(661)	$(2,001,247)	$340	$1,153,041
Contribution from parent	—	6,298	—	—	—	6,298
Foreign currency translations	—	—	403	—	—	403
Net income	—	—	—	130,729	268	130,997
Dividend to parent	—	—	—	(127,539)	(153)	(127,692)
Balance, June 30, 2023	$—	$3,160,907	$(258)	$(1,998,057)	$455	$1,163,047
Contribution from parent	—	5,076	—	—	—	5,076
Foreign currency translations	—	—	(643)	—	—	(643)
Net income	—	—	—	140,154	408	140,562
Dividend to parent	—	—	—	(127,624)	(795)	(128,419)
Balance, September 30, 2023	$—	$3,165,983	$(901)	$(1,985,527)	$68	$1,179,623
See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$364,345	$347,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,531	222,919
Non-cash compensation	37,713	16,362
Amortization included in interest expense	4,830	4,920
Gain on disposition of assets	(5,486)	(5,243)
Loss on extinguishment of debt	270	115
Equity in earnings of investee	(2,087)	(1,326)
Deferred tax (benefit) expense	(3,357)	910
Provision for doubtful accounts	4,892	8,609
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(54,933)	(33,755)
Prepaid expenses	(1,627)	(1,097)
Other assets	(2,799)	(2,237)
Increase (decrease) in:
Trade accounts payable	2,741	(1,430)
Accrued expenses	1,965	(8,049)
Operating lease liabilities	(23,059)	(25,838)
Other liabilities	10,355	(18,026)
Net cash provided by operating activities	561,294	504,727
Cash flows from investing activities:
Acquisitions	(31,083)	(120,324)
Capital expenditures	(82,270)	(132,152)
Proceeds from disposition of assets and investments	5,242	6,489
Decrease in notes receivable	65	62
Net cash used in investing activities	(108,046)	(245,925)
Cash flows from financing activities:
Principal payments on long-term debt	(298)	(284)
Principal payments on financing leases	(998)	(998)
Payments on revolving credit facility	(398,000)	(243,000)
Proceeds received from revolving credit facility	648,000	333,000
Proceeds received from accounts receivable securitization program	86,200	72,000
Payments on accounts receivable securitization program	(86,400)	(74,900)
Payments on senior credit facility term loans	(350,000)	—
Debt issuance costs	(23)	(2,951)
Distributions to non-controlling interest	(1,636)	(1,162)
Contributions from parent	49,912	34,821
Dividend to parent	(414,976)	(388,569)
Net cash used in financing activities	(468,219)	(272,043)
Effect of exchange rate changes in cash and cash equivalents	(124)	17
Net decrease in cash and cash equivalents	(15,095)	(13,224)
Cash and cash equivalents at beginning of period	44,105	52,119
Cash and cash equivalents at end of period	$29,010	$38,895
Supplemental disclosures of cash flow information:
Cash paid for interest	$127,250	$125,117
Cash paid for foreign, state and federal income taxes	$7,075	$9,093
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
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8, 10, 11, 12, 14, 15, and 16 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.
2. Summarized Financial Information of Subsidiaries
Summarized financial information for Lamar Media, subsidiary guarantors and non-guarantor subsidiaries is presented below. Lamar Media and its subsidiary guarantors have fully and unconditionally guaranteed Lamar Media’s obligations with respect to its publicly issued notes. All guarantees are joint and several. As a result of these guarantee arrangements, we are required to present the following summarized financial information. The following summarized financial information should be read in conjunction with the accompanying consolidated financial statements and notes. Separate financial statements of Lamar Media’s subsidiary guarantors are not included because the guarantors are each a consolidated subsidiary of Lamar Media, Lamar Media’s consolidated financial statements have been filed, and the guaranteed securities are debt securities with Lamar Media as the issuer. The accounts for all companies reflected herein are presented using the equity method of accounting for investments in subsidiaries.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Summarized Balance Sheet as of September 30, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$19,443	$37,482	$354,895	$—	$411,820
Noncurrent assets	4,544,652	6,334,441	300,552	(5,088,141)	6,091,504
Current liabilities	73,169	383,052	272,074	—	728,295
Noncurrent liabilities	3,284,935	1,510,404	404,352	(631,298)	4,568,393
Non-controlling interest	—	1,999	(1,354)	—	645

Summarized Balance Sheet as of December 31, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$33,875	$28,905	$309,906	$—	$372,686
Noncurrent assets	4,596,516	6,359,236	318,095	(5,099,653)	6,174,194
Current liabilities	45,225	387,408	271,533	—	704,166
Noncurrent liabilities	3,375,803	1,476,097	368,208	(587,171)	4,632,937
Non-controlling interest	—	964	(550)	—	414

Summarized Statements of Income and Comprehensive Income
for the Nine Months Ended September 30, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$1,592,981	$36,253	$(1,698)	$1,627,536
Operating expenses (income)	—	1,096,444	36,977	(1,698)	1,131,723
Operating income (loss)	—	496,537	(724)	—	495,813
Net income (loss)	363,496	491,782	(7,381)	(483,552)	364,345
Net income (loss) attributable to controlling interest	363,496	491,201	(7,649)	(483,552)	363,496

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Summarized Statements of Income and Comprehensive Income
for the Nine Months Ended September 30, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$1,525,275	$31,810	$(2,007)	$1,555,078
Operating expenses (income)	—	1,039,312	33,666	(2,007)	1,070,971
Operating income (loss)	—	485,963	(1,856)	—	484,107
Net income (loss)	347,060	480,045	(12,851)	(466,361)	347,893
Net income (loss) attributable to controlling interest	347,060	479,788	(13,427)	(466,361)	347,060

Summarized Statements of Income and Comprehensive Income
for the Three Months Ended September 30, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$552,011	$12,864	$(740)	$564,135
Operating expenses (income)	—	365,892	12,316	(740)	377,468
Operating income (loss)	—	186,119	548	—	186,667
Net income (loss)	147,587	185,249	1,751	(186,654)	147,933
Net income (loss) attributable to controlling interest	147,587	185,000	1,654	(186,654)	147,587

Summarized Statements of Income and Comprehensive Income
for the Three Months Ended September 30, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$532,112	$11,228	$(731)	$542,609
Operating expenses (income)	—	344,071	10,999	(731)	354,339
Operating income (loss)	—	188,041	229	—	188,270
Net income (loss)	140,154	185,369	(3,724)	(181,237)	140,562
Net income (loss) attributable to controlling interest	140,154	185,247	(4,010)	(181,237)	140,154

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
LAMAR ADVERTISING COMPANY
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2024 and 2023. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes thereto.
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
During the nine months ended September 30, 2024, the Company completed multiple acquisitions for a total cash purchase price of approximately $31.1 million. See Uses of Cash – Acquisitions for more information. The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total capital expenditures:
Billboard — traditional	$7,472	$11,658	$18,485	$40,619
Billboard — digital	14,703	18,057	39,311	59,598
Logos	3,108	2,368	6,244	9,499
Transit	358	1,001	1,743	2,390
Land and buildings	1,268	2,094	5,948	9,785
Operating equipment	3,231	3,967	10,539	10,261
Total capital expenditures	$30,140	$39,145	$82,270	$132,152

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

RESULTS OF OPERATIONS
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Net revenues increased $72.5 million or 4.7% to $1.63 billion for the nine months ended September 30, 2024 from $1.56 billion for the same period in 2023. This increase was primarily attributable to an increase in billboard net revenues of $59.4 million and an increase in transit net revenues of $12.1 million over the same period in 2023.
For the nine months ended September 30, 2024, there was a $66.2 million increase in net revenues as compared to acquisition-adjusted net revenues for the nine months ended September 30, 2023, which represents an increase of 4.2%. See "Reconciliations" below. The $66.2 million increase in revenue is primarily due to an increase of $52.6 million in billboard net revenues as well as an increase in transit net revenues of $12.6 million over the same period in 2023.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $56.4 million, or 6.6%, to $910.1 million for the nine months ended September 30, 2024 from $853.7 million for the same period in 2023. The $56.4 million increase over the prior year is comprised of a $35.1 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $21.4 million increase in stock-based compensation.
Depreciation and amortization expense increased $4.6 million to $227.5 million for the nine months ended September 30, 2024 as compared to $222.9 million for the same period in 2023, primarily related to acquisitions and capital expenditures completed in the last twelve months.
For the nine months ended September 30, 2024, the Company recognized a gain on disposition of assets of $5.5 million primarily resulting from transactions related to the sale of real estate and billboard locations and displays.
Due to the above factors, operating income increased by $11.7 million to $495.4 million for the nine months ended September 30, 2024 as compared to $483.7 million for the same period in 2023.
Interest expense increased $1.6 million for the nine months ended September 30, 2024 to $131.8 million as compared to $130.2 million for the nine months ended September 30, 2023.
Equity in earnings of investee was $2.1 million and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively.
The increase in operating income resulted in a $10.8 million increase in income before income tax (benefit) expense. The effective tax rate for the nine months ended September 30, 2024 was 0.9%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2024 of $363.9 million, as compared to net income of $347.5 million for the same period in 2023.
Reconciliations:
Because acquisitions occurring after December 31, 2022 have contributed to our net revenue results for the periods presented, we provide 2023 acquisition-adjusted net revenue, which adjusts our 2023 net revenue for the nine months ended September 30, 2023 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2024.

Reconciliations of 2023 reported net revenue to 2023 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2023 acquisition-adjusted net revenue to 2024 reported net revenue for the nine months ended September 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Reported net revenues	$1,627,536	$1,555,078
Acquisition net revenues	—	6,252
Adjusted totals	$1,627,536	$1,561,330
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$363,915	$347,511	$16,404	4.7%
Income tax expense	3,225	8,821	(5,596)
Loss on extinguishment of debt	270	115	155
Interest expense, net	130,060	128,604	1,456
Equity in earnings of investee	(2,087)	(1,326)	(761)
Gain on disposition of assets	(5,486)	(5,243)	(243)
Depreciation and amortization	227,531	222,919	4,612
Capitalized contract fulfillment costs, net	(506)	(203)	(303)
Stock-based compensation expense	37,713	16,362	21,351
Adjusted EBITDA	$754,635	$717,560	$37,075	5.2%
Adjusted EBITDA for the nine months ended September 30, 2024 increased 5.2% to $754.6 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $46.1 million offset by an increase in total general and administrative and corporate expenses of $9.0 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO
(in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$363,915	$347,511	$16,404	4.7%
Depreciation and amortization related to real estate	215,432	213,925	1,507
Gain from sale or disposal of real estate, net of tax	(5,260)	(5,113)	(147)
Adjustments for unconsolidated affiliates and non-controlling interest	(2,355)	(2,159)	(196)
FFO	$571,732	$554,164	$17,568	3.2%
Straight line expense	3,038	3,476	(438)
Capitalized contract fulfillment costs, net	(506)	(203)	(303)
Stock-based compensation expense	37,713	16,362	21,351
Non-cash portion of tax provision	(3,357)	910	(4,267)
Non-real estate related depreciation and amortization	12,098	8,994	3,104
Amortization of deferred financing costs	4,830	4,920	(90)
Loss on extinguishment of debt	270	115	155
Capital expenditures - maintenance	(35,723)	(43,642)	7,919
Adjustments for unconsolidated affiliates and non-controlling interest	2,355	2,159	196
AFFO	$592,450	$547,255	$45,195	8.3%
FFO for the nine months ended September 30, 2024 increased from $554.2 million in 2023 to $571.7 million for the same period in 2024, an increase of 3.2%. AFFO for the nine months ended September 30, 2024 increased 8.3% to $592.5 million as compared to $547.3 million for the same period in 2023. The increase in AFFO was primarily attributable to a $46.1 million increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net).

Three months ended September 30, 2024 compared to three months ended September 30, 2023
Net revenues increased $21.5 million or 4.0% to $564.1 million for the three months ended September 30, 2024 from $542.6 million for the same period in 2023. This increase was primarily attributable to an increase in billboard net revenues of $18.3 million and an increase in transit net revenues of $2.9 million over the same period in 2023.
For the three months ended September 30, 2024, there was a $19.7 million increase in net revenues as compared to acquisition-adjusted net revenues for the three months ended September 30, 2023, which represents an increase of 3.6%. See "Reconciliations" below. The $19.7 million increase in revenue is primarily due to an increase of $16.7 million in billboard net revenues as well as an increase in transit net revenues of $2.8 million over the same period in 2023.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $24.2 million, or 8.6%, to $304.9 million for the three months ended September 30, 2024 from $280.7 million for the same period in 2023. The $24.2 million increase over the prior year is comprised of a $16.0 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $8.2 million increase in stock-based compensation.
Depreciation and amortization expense increased $0.5 million to $75.1 million for the three months ended September 30, 2024 as compared to $74.6 million for the same period in 2023, primarily related to acquisitions and capital expenditures completed in the last twelve months.
For the three months ended September 30, 2024, the Company recognized a gain on disposition of assets of $2.5 million, primarily resulting from transactions related to the sale of real estate and billboard locations and displays.
Due to the above factors, operating income decreased by $1.6 million to $186.6 million for the three months ended September 30, 2024 as compared to $188.1 million for the same period in 2023.

Interest expense decreased $2.1 million for the three months ended September 30, 2024 to $42.9 million as compared to $45.1 million for the three months ended September 30, 2023 primarily due to the decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.
Equity in earnings of investee was $2.6 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively.
The decrease in operating income, offset by the decrease in interest expense and increase in equity in earnings of investee, resulted in a $2.4 million increase in income before income tax (benefit) expense. The effective tax rate for the three months ended September 30, 2024 was (0.8)%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the three months ended September 30, 2024 of $147.8 million, as compared to net income of $140.4 million for the same period in 2023.
Reconciliations:
Because acquisitions occurring after December 31, 2022 have contributed to our net revenue results for the periods presented, we provide 2023 acquisition-adjusted net revenue, which adjusts our 2023 net revenue for the three months ended September 30, 2023 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2024.
Reconciliations of 2023 reported net revenue to 2023 acquisition-adjusted net revenue for the three months ended September 30, as well as a comparison of 2023 acquisition-adjusted net revenue to 2024 reported net revenue for the three months ended September 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Reported net revenues	$564,135	$542,609
Acquisition net revenues	—	1,835
Adjusted totals	$564,135	$544,444

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$147,822	$140,425	$7,397	5.3%
Income tax (benefit) expense	(1,169)	3,843	(5,012)
Loss on debt extinguishment	270	115	155
Interest expense, net	42,275	44,449	(2,174)
Equity in earnings of investee	(2,642)	(699)	(1,943)
Gain on disposition of assets	(2,474)	(879)	(1,595)
Depreciation and amortization	75,112	74,636	476
Capitalized contract fulfillment costs, net	(132)	(117)	(15)
Stock-based compensation expense	12,097	3,916	8,181
Adjusted EBITDA	$271,159	$265,689	$5,470	2.1%
Adjusted EBITDA for the three months ended September 30, 2024 increased 2.1% to $271.2 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $14.1 million offset by an increase in total general and administrative and corporate expenses of $8.6 million, excluding the impact of stock-based compensation expense.
Net Income/FFO/AFFO
(in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$147,822	$140,425	$7,397	5.3%
Depreciation and amortization related to real estate	71,310	71,519	(209)
Gain from sale or disposal of real estate, net of tax	(2,440)	(806)	(1,634)
Adjustments for unconsolidated affiliates and non-controlling interest	(2,739)	(1,107)	(1,632)
FFO	$213,953	$210,031	$3,922	1.9%
Straight line expense	971	1,136	(165)
Capitalized contract fulfillment costs, net	(132)	(117)	(15)
Stock-based compensation expense	12,097	3,916	8,181
Non-cash portion of tax provision	(3,293)	1,255	(4,548)
Non-real estate related depreciation and amortization	3,801	3,117	684
Amortization of deferred financing costs	1,559	1,626	(67)
Loss on extinguishment of debt	270	115	155
Capital expenditures - maintenance	(11,269)	(13,402)	2,133
Adjustments for unconsolidated affiliates and non-controlling interest	2,739	1,107	1,632
AFFO	$220,696	$208,784	$11,912	5.7%
FFO for the three months ended September 30, 2024 increased from $210.0 million in 2023 to $214.0 million for the same period in 2024, an increase of 1.9%. AFFO for the three months ended September 30, 2024 increased 5.7% to $220.7 million as compared to $208.8 million for the same period in 2023. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $14.1 million.

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
Sources of Cash
Total Liquidity. As of September 30, 2024 we had $450.7 million of total liquidity, which is comprised of $29.5 million in cash and cash equivalents and $421.2 million of availability under the revolving portion of Lamar Media’s senior credit facility. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.
As of September 30, 2024 and December 31, 2023, the Company had a working capital deficit of $326.4 million and $340.7 million, respectively. The decrease in working capital deficit of $14.3 million is primarily due to an increase in receivables, offset by an increase in deferred income.
Cash Generated by Operations. For the nine months ended September 30, 2024 and 2023, our cash provided by operating activities was $594.3 million and $529.4 million, respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2024 over the same period in 2023 primarily relates to an increase in revenue of $72.5 million, offset by an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets, and depreciation and amortization) of $35.1 million. We expect to generate cash flows from operations during 2024 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. We believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.
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

As of September 30, 2024, there was $249.8 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability under the Accounts Receivable Securitization Program as of September 30, 2024.
The Accounts Receivable Securitization Program was set to mature on July 21, 2025, but was subsequently extended to October 15, 2027 by the Seventh Amendment to the Receivables Financing Agreement dated October 15, 2024; provided, that, if on the date (a “Securitization Springing Maturity Test Date”) that is 91 days prior to the then scheduled maturity date of Lamar Media’s Term Loan B loans (which is currently February 6, 2027), (a) any of the outstanding Term B loans has a scheduled maturity date prior to the date that is 91 days prior to the then scheduled maturity date of Lamar Media’s revolving credit facility (which is currently July 31, 2028) and (b) the Company and its restricted subsidiaries do not have sufficient liquidity (defined as (i) unused commitments under the revolving credit facility plus (ii) unrestricted cash and cash equivalents of the Company and its restricted subsidiaries plus (iii) borrowing availability under the Accounts Receivable Securitization Program) to repay in full the aggregate outstanding amount (including all accrued and unpaid interest, premiums and make-whole amounts (if any)) of the Term Loan B loans, then the Accounts Receivable Securitization Program will mature on such Securitization Springing Maturity Test Date. Lamar Media may amend the facility to further extend the maturity date, enter into a new securitization facility with a different maturity date, or refinance the indebtedness outstanding under the Accounts Receivable Securitization Program using borrowings under its senior credit facility or from other financing sources.
“At-the-Market” Offering Program. On July 24, 2024, the Company entered into an equity distribution agreement, or At-the-Market Offering agreement, (the "2024 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms (the "2021 Sales Agreement". Under the terms of the 2024 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2024 Sales Agreement and may at any time suspend solicitations and offers under the 2024 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2024 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under this program during the three months ended September 30, 2024. The Company did not issue any shares under the 2021 Sales Agreement from inception through expiration.
Shelf Registration Statement. On June 21, 2021, the Company filed a new automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. During the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company did not issue any shares under the shelf registration statement. The shelf registration statement expired on June 21, 2024.
On July 24, 2024, the Company filed a new automatically effective shelf registration statement that allows the Company to offer and sell an indeterminate amount of additional shares of its Class A common stock, which replaces the previous shelf registration statement. During the nine months ended September 30, 2024, the Company did not issue any shares under this shelf registration.
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
As of September 30, 2024 the aggregate balance outstanding under the senior credit facility was $920.0 million, consisting of $600.0 million in Term B loans aggregate principal balance and $320.0 million outstanding borrowings under our revolving credit facility. Lamar Media had approximately $421.2 million of unused capacity under the revolving credit facility.
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
Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At September 30, 2024 we were, and currently, we are, in compliance with all such tests under the senior credit facility.
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
Under the senior credit facility, as amended, “EBITDA” means, for any period, net income, plus (a) to the extent deducted in determining net income for such period, the sum determined without duplication and in accordance with GAAP, of (i) taxes, (ii) interest expense, (iii) depreciation, (iv) amortization, (v) any other non-cash income or charges accrued for such period, (vi) charges and expenses in connection with the senior credit facility, any actual or proposed acquisition, disposition or investment (excluding, in each case, purchases and sales of advertising space and operating assets in the ordinary course of business) and any actual or proposed offering of securities, incurrence or repayment of indebtedness (or amendment to any agreement relating to indebtedness), including any refinancing thereof, or recapitalization, (vii) any loss or gain relating to amounts paid or earned in cash prior to the stated settlement date of any swap agreement that has been reflected in operating income for such period, and (viii) any loss on sales of receivables and related assets to a securitization entity in connection with a permitted securitization financing, plus (b) the amount of cost savings, operating expense reductions and other operating improvements or synergies projected by Lamar Media in good faith to be realized as a result of any acquisition, investment, merger, amalgamation or disposition within 18 months of any such acquisition, investment, merger, amalgamation or disposition, net of the amount of actual benefits realized during such period from such action; provided, (A) the aggregate amount for all such cost savings, operating expense reductions and other operating improvements or synergies will not exceed an amount equal to 15% of EBITDA for the applicable four quarter period and (B) any such adjustment to EBITDA pursuant to this clause (b) may only take into account cost savings, operating expense reductions and other operating improvements or synergies that are (I) directly attributable to such acquisition, investment, merger, amalgamation or disposition, (II) expected to have a continuing impact on Lamar Media and its restricted subsidiaries and (III) factually supportable, in each case all as certified by the chief financial officer of Lamar Media on behalf of Lamar Media, minus (c) to the extent included in net income for such period (determined without duplication and in accordance with GAAP) (i) any extraordinary and unusual gains or losses during such period, and (ii) the proceeds of any casualty events and dispositions. For purposes of this EBITDA definition, the effect thereon of any adjustments required under Statement of Financial Accounting Standards No. 141R will be excluded. If during any period for which EBITDA is being determined, we have consummated any acquisition or disposition, EBITDA will be determined on a pro forma basis as if such acquisition or disposition had been made or consummated on the first day of such period.

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
Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $82.3 million for the nine months ended September 30, 2024. We anticipate our 2024 total capital expenditures will be approximately $125.0 million.
Acquisitions. During the nine months ended September 30, 2024, the Company completed acquisitions for an aggregate purchase price of approximately $31.1 million, which were financed using available cash on hand.
Dividends. On February 22, 2024, the Company's Board of Directors declared a quarterly cash dividend of $1.30 per share, paid on March 28, 2024 to its stockholders of record of its Class A common stock and Class B common stock on March 15, 2024. On May 16, 2024, the Company's Board of Directors declared a quarterly cash dividend of $1.30 per share, paid on June 28, 2024 to its stockholders of record of its Class A common stock and Class B common stock on June 17, 2024. On August 27, 2024, the Company's Board of Directors declared a quarterly cash dividend of $1.40 per share, paid on September 30, 2024 to its stockholders of record of its Class A common stock and Class B common stock on September 18, 2024. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2024 will be at least $5.40 per share of common stock, including the dividends paid on March 28, 2024, June 28, 2024, and September 30, 2024. Subject to approval of the Company's Board of Directors, the Company also expects at least a 10% increase in quarterly distributions for 2025.
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

Stock and Debt Repurchasing Program. The Company’s Board of Directors has authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026. There were no repurchases under the program as of September 30, 2024. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
Material Cash Requirements
Our expected material cash requirements for the twelve months following September 30, 2024 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.
Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of September 30, 2024 (in millions):

	Less than 1 year	Thereafter
Debt maturities(1)	$250.0	$2,995.7
Interest obligations on long-term debt(2)	157.1	484.4
Contractual obligations, including operating and financing leases	273.9	1,674.6
Total payments due	$681.0	$5,154.7
(1)    Debt maturities assume there is no refinancing prior to the existing maturity date.
(2)    Interest rates on our variable rate instruments assume rates at the September 2024 levels.

Lamar Media's outstanding Term A loans were set to mature on February 6, 2025. On July 31, 2024, Lamar Media paid in full its $350.0 million in Term A loans outstanding under its Senior Credit facility. The repayment of the Term A loans was completed using a combination of borrowings under our revolving credit facility and cash on hand.

Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). On February 22, 2024, the Company's Board of Directors declared a quarterly cash dividend of $1.30 per share, paid on March 28, 2024 to its stockholders of record of its Class A common stock and Class B common stock on March 15, 2024. On May 16, 2024, the Company's Board of Directors declared a quarterly cash dividend of $1.30 per share, paid on June 28, 2024 to its stockholders of record of its Class A common stock and Class B common stock on June 17, 2024. On August 27, 2024, the Company's Board of Directors declared a quarterly cash dividend of $1.40 per share, paid on September 30, 2024 to its stockholders of record of its Class A common stock and Class B common stock on September 18, 2024. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2024 will be at least $5.40 per share of common stock, including the dividends paid on March 28, 2024, June 28, 2024, and September 30, 2024. Subject to approval of the Company's Board of Directors, the Company also expects at least a 10% increase in quarterly distributions for 2025.

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

Cash Flows

The Company's cash flows provided by operating activities increased $64.9 million from $529.4 million for the nine months ended September 30, 2023 to $594.3 million for the nine months ended September 30, 2024, primarily resulting from an increase in revenues of $72.5 million, offset by an increase in operating expenses (excluding stock-based compensation, gain on disposition of assets, and depreciation and amortization) of $35.1 million as compared to the same period in 2023.

Cash flows used in investing activities decreased $137.9 million from $245.9 million for the nine months ended September 30, 2023 to $108.0 million for the nine months ended September 30, 2024 primarily due to a net decrease in the amount of assets acquired through acquisitions and capital expenditures of $139.1 million, as compared to the same period in 2023.

The Company's cash flows used in financing activities were $501.2 million for the nine months ended September 30, 2024 as compared to $296.7 million for the nine months ended September 30, 2023. The cash flows used in financing activities of $501.2 million for the nine months ended September 30, 2024 is primarily due to cash paid for dividends and distributions and the repayment of the Term A loans, offset by net borrowings on the senior credit facility.
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
LAMAR MEDIA CORP.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and nine months ended September 30, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.
RESULTS OF OPERATIONS
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Net revenues increased $72.5 million or 4.7% to $1.63 billion for the nine months ended September 30, 2024 from $1.56 billion for the same period in 2023. This increase was primarily attributable to an increase in billboard net revenues of $59.4 million and an increase in transit net revenues of $12.1 million over the same period in 2023.
For the nine months ended September 30, 2024, there was a $66.2 million increase in net revenues as compared to acquisition-adjusted net revenues for the nine months ended September 30, 2023, which represents an increase of 4.2%. See "Reconciliations" below. The $66.2 million increase in revenue is primarily due to an increase of $52.6 million in billboard net revenues as well as an increase in transit net revenues of $12.6 million over the same period in 2023.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $56.4 million, or 6.6%, to $909.7 million for the nine months ended September 30, 2024 from $853.3 million for the same period in 2023. The $56.4 million increase over the prior year is comprised of a $35.0 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $21.4 million increase in stock-based compensation.
Depreciation and amortization expense increased $4.6 million to $227.5 million for the nine months ended September 30, 2024 as compared to $222.9 million for the same period in 2023, primarily related to acquisitions and capital expenditures completed in the last twelve months.
For the nine months ended September 30, 2024, Lamar Media recognized a gain on disposition of assets of $5.5 million, primarily resulting from transactions related to the sale of real estate and billboard locations and displays.
Due to the above factors, operating income increased by $11.7 million to $495.8 million for the nine months ended September 30, 2024 as compared to $484.1 million for the same period in 2023.
Interest expense increased $1.6 million for the nine months ended September 30, 2024 to $131.8 million as compared to $130.2 million for the nine months ended September 30, 2023.

Equity in earnings of investee was $2.1 million and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively.
The increase in operating income, offset by the increase in interest expense, resulted in a $10.9 million increase in income before income tax (benefit) expense. The effective tax rate for the nine months ended September 30, 2024 was 0.9%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the nine months ended September 30, 2024 of $364.3 million, as compared to net income of $347.9 million for the same period in 2023.
Reconciliations:
Because acquisitions occurring after December 31, 2022 have contributed to our net revenue results for the periods presented, we provide 2023 acquisition-adjusted net revenue, which adjusts our 2023 net revenue for the nine months ended September 30, 2023 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2024.
Reconciliations of 2023 reported net revenue to 2023 acquisition-adjusted net revenue for the nine months ended September 30, as well as a comparison of 2023 acquisition-adjusted net revenue to 2024 reported net revenue for the nine months ended September 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Reported net revenues	$1,627,536	$1,555,078
Acquisition net revenues	—	6,252
Adjusted totals	$1,627,536	$1,561,330
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$364,345	$347,893	$16,452	4.7%
Income tax expense	3,225	8,821	(5,596)
Loss on extinguishment of debt	270	115	155
Interest expense, net	130,060	128,604	1,456
Equity in earnings of investee	(2,087)	(1,326)	(761)
Gain on disposition of assets	(5,486)	(5,243)	(243)
Depreciation and amortization	227,531	222,919	4,612
Capitalized contract fulfillment costs, net	(506)	(203)	(303)
Stock-based compensation expense	37,713	16,362	21,351
Adjusted EBITDA	$755,065	$717,942	$37,123	5.2%
Adjusted EBITDA for the nine months ended September 30, 2024 increased 5.2% to $755.1 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $46.1 million offset by an increase in total general and administrative and corporate expenses of $8.9 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO
(in thousands)

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$364,345	$347,893	$16,452	4.7%
Depreciation and amortization related to real estate	215,432	213,925	1,507
Gain from sale or disposal of real estate, net of tax	(5,260)	(5,113)	(147)
Adjustments for unconsolidated affiliates and non-controlling interest	(2,355)	(2,159)	(196)
FFO	$572,162	$554,546	$17,616	3.2%
Straight line expense	3,038	3,476	(438)
Capitalized contract fulfillment costs, net	(506)	(203)	(303)
Stock-based compensation expense	37,713	16,362	21,351
Non-cash portion of tax provision	(3,357)	910	(4,267)
Non-real estate related depreciation and amortization	12,098	8,994	3,104
Amortization of deferred financing costs	4,830	4,920	(90)
Loss on extinguishment of debt	270	115	155
Capital expenditures - maintenance	(35,723)	(43,642)	7,919
Adjustments for unconsolidated affiliates and non-controlling interest	2,335	2,159	176
AFFO	$592,860	$547,637	$45,223	8.3%
FFO for the nine months ended September 30, 2024 increased from $554.5 million in 2023 to $572.2 million for the same period in 2024, an increase of 3.2%. AFFO for the nine months ended September 30, 2024 increased 8.3% to $592.9 million as compared to $547.6 million for the same period in 2023. The increase in AFFO was primarily attributable to a $46.1 million increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net).
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Net revenues increased $21.5 million or 4.0% to $564.1 million for the three months ended September 30, 2024 from $542.6 million for the same period in 2023. This increase was primarily attributable to an increase in billboard net revenues of $18.3 million and an increase in transit net revenues of $2.9 million over the same period in 2023.
For the three months ended September 30, 2024, there was a $19.7 million increase in net revenues as compared to acquisition-adjusted net revenues for the three months ended September 30, 2023, which represents an increase of 3.6%. See "Reconciliations" below. The $19.7 million increase in revenue is primarily due to an increase of $16.7 million in billboard net revenues as well as an increase in transit net revenues of $2.8 million over the same period in 2023.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $24.2 million, or 8.6%, to $304.8 million for the three months ended September 30, 2024 from $280.6 million for the same period in 2023. The $24.2 million increase over the prior year is comprised of a $16.1 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $8.2 million increase in stock-based compensation.
Depreciation and amortization expense increased $0.5 million to $75.1 million for the three months ended September 30, 2024 as compared to $74.6 million for the same period in 2023, primarily related to acquisitions and capital expenditures completed in the last twelve months.
For the three months ended September 30, 2024, Lamar Media recognized a gain on disposition of assets of $2.5 million, primarily resulting from transactions related to the sale of real estate and billboard locations and displays.
Due to the above factors, operating income decreased by $1.6 million to $186.7 million for the three months ended September 30, 2024 as compared to $188.3 million for the same period in 2023.

Interest expense decreased $2.1 million for the three months ended September 30, 2024 to $42.9 million as compared to $45.1 million for the three months ended September 30, 2023 primarily due to the decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.
Equity in earnings of investee was $2.6 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively.
The decrease in operating income, offset by the decrease in interest expense and increase in equity in earnings of investee, resulted in a $2.4 million increase in income before income tax (benefit) expense. The effective tax rate for the three months ended September 30, 2024 was (0.8)%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the three months ended September 30, 2024 of $147.9 million, as compared to net income of $140.6 million for the same period in 2023.
Reconciliations:
Because acquisitions occurring after December 31, 2022 have contributed to our net revenue results for the periods presented, we provide 2023 acquisition-adjusted net revenue, which adjusts our 2023 net revenue for the three months ended September 30, 2023 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2024.
Reconciliations of 2023 reported net revenue to 2023 acquisition-adjusted net revenue for the three months ended September 30, as well as a comparison of 2023 acquisition-adjusted net revenue to 2024 reported net revenue for the three months ended September 30, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Reported net revenues	$564,135	$542,609
Acquisition net revenues	—	1,835
Adjusted totals	$564,135	$544,444

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$147,933	$140,562	$7,371	5.2%
Income tax (benefit) expense	(1,169)	3,843	(5,012)
Loss on debt extinguishment	270	115	155
Interest expense, net	42,275	44,449	(2,174)
Equity in earnings of investee	(2,642)	(699)	(1,943)
Gain on disposition of assets	(2,474)	(879)	(1,595)
Depreciation and amortization	75,112	74,636	476
Capitalized contract fulfillment costs, net	(132)	(117)	(15)
Stock-based compensation expense	12,097	3,916	8,181
Adjusted EBITDA	$271,270	$265,826	$5,444	2.0%
Adjusted EBITDA for the three months ended September 30, 2024 increased 2.0% to $271.3 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $14.1 million offset by an increase in total general and administrative and corporate expenses of $8.7 million, excluding the impact of stock-based compensation expense.
Net Income/FFO/AFFO
(in thousands)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$147,933	$140,562	$7,371	5.2%
Depreciation and amortization related to real estate	71,310	71,519	(209)
Gain from sale or disposal of real estate, net of tax	(2,440)	(806)	(1,634)
Adjustments for unconsolidated affiliates and non-controlling interest	(2,739)	(1,107)	(1,632)
FFO	$214,064	$210,168	$3,896	1.9%
Straight line expense	971	1,136	(165)
Capitalized contract fulfillment costs, net	(132)	(117)	(15)
Stock-based compensation expense	12,097	3,916	8,181
Non-cash portion of tax provision	(3,293)	1,255	(4,548)
Non-real estate related depreciation and amortization	3,801	3,117	684
Amortization of deferred financing costs	1,559	1,626	(67)
Loss on extinguishment of debt	270	115	155
Capital expenditures - maintenance	(11,269)	(13,402)	2,133
Adjustments for unconsolidated affiliates and non-controlling interest	2,739	1,107	1,632
AFFO	$220,807	$208,921	$11,886	5.7%
FFO for the three months ended September 30, 2024 increased from $210.2 million in 2023 to $214.1 million for the same period in 2024, an increase of 1.9%. AFFO for the three months ended September 30, 2024 increased 5.7% to $220.8 million as compared to $208.9 million for the same period in 2023. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $14.1 million.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2024, and should be read in conjunction with Note 10 of the Notes to the Company’s Condensed Consolidated Financial Statements.
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
At September 30, 2024 there was approximately $1.17 billion of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 35.8% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2024 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $62.6 million, and the weighted average interest rate applicable to these borrowings during 2024 was 6.7%. Assuming that the weighted average interest rate was 200 basis points higher (that is 8.7% rather than 6.7%), then the Company’s 2024 interest expense would have increased by approximately $18.3 million for the nine months ended September 30, 2024.
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

4.1
Supplemental Indenture to the Indenture dated as of July 1, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625%% Senior Notes due 2031. Filed herewith.

4.2
Supplemental Indenture to the Indenture dated as of July 1, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028. Filed herewith.

4.3
Supplemental Indenture to the Indenture dated as of July 1, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030. Filed herewith.

4.4
Supplemental Indenture to the Indenture dated as of July 1, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029. Filed herewith.

10.1
Joinder Agreement, dated as of July 1, 2024, to the Fourth Amended and Restated Credit Agreement dated as of dated as of February 6, 2020 (as amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and North Carolina Logos, LLC. Filed herewith.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: November 8, 2024	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 8, 2024	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer