Form 10-K
period 2024-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2025-02-20
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Media Corp. has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark if either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $10,320,640,348 based on $119.53 per share as reported at the close of trading on the NASDAQ Global Select Market on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.
As of June 28, 2024, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2025
Lamar Advertising Company Class A common stock, $0.001 par value per share	87,976,923 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	14,420,085 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2025 (Proxy Statement)	Part III
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

PART I
ITEM 1.    BUSINESS
GENERAL
Lamar Advertising Company is one of the largest outdoor advertising companies in the United States based on number of displays and has operated under the Lamar name since 1902. We manage our business through three operating segments –billboard, logo and transit advertising. We rent space for advertising on billboards, buses, shelters, benches, logo plates and in airport terminals. We offer our customers a fully integrated service, satisfying all aspects of their display requirements from ad copy production to placement and maintenance.
We operate three types of outdoor advertising displays: billboards, logo signs and transit advertising displays.
Billboards. As of December 31, 2024, we owned and operated approximately 159,000 billboard advertising displays in 45 states and Canada. We rent most of our advertising space on two types of billboards: bulletins and posters.
•Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic.
•Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic.
In addition to traditional billboards, we also rent space on digital billboards, which are generally located on major traffic arteries and city streets. As of December 31, 2024, we owned and operated approximately 5,000 digital billboard advertising displays in 43 states and Canada.
Logo signs. We rent advertising space on logo signs located near highway exits.
•Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.
We are the largest provider of logo signs in the United States, operating 23 of the 26 privatized state logo sign contracts. As of December 31, 2024, we operated over 138,200 logo sign advertising displays in 23 states and the province of Ontario, Canada.
Transit advertising displays. We also rent advertising space on the exterior and interior of public transportation vehicles, in airport terminals, and on transit shelters and benches in over 80 markets. As of December 31, 2024, we operated approximately 47,500 transit advertising displays in 23 states and Canada.
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

OPERATING STRATEGIES
We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:
Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our tenants and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 79% of our outdoor net revenues for the year ended December 31, 2024, which management believes is higher than the industry average. We believe that the experience of our regional, territory and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 33 years. In an effort to provide high quality sales and service at the local level, we employed approximately 975 local account executives as of December 31, 2024. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of our central office, as well as our offices in other markets, in the event business opportunities or customers’ needs support such an allocation of resources.
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
In addition, we routinely invest in upgrading our existing displays and constructing new displays. Since January 1, 2015, we have invested approximately $1.24 billion in capitalized expenditures, which include improvements to our existing real estate portfolio, improvements to recently acquired locations and the construction of new locations. Our regular improvement and expansion of our advertising display inventory allows us to provide high quality service to our current tenants and to attract new tenants.
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
Reinvesting in capital expenditures including digital technology. We have a history of investing in capital expenditures, particularly in our digital platform. We spent approximately $125.3 million in total capital expenditures in fiscal year 2024, of which approximately $60.7 million was spent on digital technology. We expect our 2025 capitalized expenditures to be approximately $195 million.
Growing our out-of-home programmatic channel. We offer a portion of our unsold digital display inventory to advertisers via our programmatic partners. Through these programmatic partners, advertisers can buy advertising space across multiple channels, allowing them to complement their existing campaigns by leasing our digital out-of-home offerings. While the programmatic out-of-home channel is 2% of our existing outdoor business and relatively new, we believe it represents a growth area for our industry and our business.
CAPITAL ALLOCATION STRATEGY
The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital. To maintain our REIT status, we are required to distribute to our stockholders annually an amount equal to at least 90% of our REIT taxable income, excluding net capital gains. After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. During 2024, we generated $873.6 million of cash from operating activities, which was used to repay a portion of our long-term debt outstanding, as well as fund capital expenditures, acquisitions, and dividends to our stockholders.

•Capital expenditures program. We will continue to reinvest in our existing assets and expand our outdoor advertising display portfolio through new construction. This includes growth, maintenance and other non-recurring capital expenditures associated with the construction of new and existing billboard displays, the entrance into and renewal of logo sign and transit contracts, technology-related investments and the purchase of real estate and operating equipment.
•Acquisitions. We will seek to pursue strategic acquisitions of outdoor advertising businesses and assets. This includes acquisitions in our existing markets and in new markets where we can meet our return on investment criteria. When evaluating investments in new markets, our return on investment criteria reflects the additional risks inherent to the particular geographic area.
COMPANY OPERATIONS
Billboard Advertising
We rent most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2024, we owned and operated approximately 159,000 billboard advertising displays in 45 states and Canada.  In 2024, we derived approximately 76% of our billboard advertising net revenues from bulletin rentals and 24% from poster rentals.
Bulletins are large advertising structures consisting of panels (the most common size is 14 feet high by 48 feet wide, or 672 square feet) on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2024, we operated approximately 78,800 bulletin displays.
We generally rent individually-selected bulletin space to advertisers for the duration of the contract (ranging from 4 to 52 weeks). We also rent bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.
Posters are smaller advertising structures (the most common panel size is 11 feet high by 23 feet wide, or 253 square feet; we also operate junior posters, which are 5 feet high by 11 feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts onto the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2024, we operated approximately 80,200 poster displays.
We generally rent poster space for 4 to 26 weeks, determined by the advertiser’s campaign needs.  Posters are sold in packages of Target Rating Point (“TRP”) levels, which determine the percentage of a target audience an advertiser needs to reach.  A package may include a combination of poster locations in order to meet reach and frequency campaign goals.
In addition to the traditional static displays, we also rent digital billboards. Digital billboards are large electronic light emitting diode (“LED”) displays (the most common sizes are 14 feet high by 48 feet wide, or 672 square feet; 10.5 feet high by 36 feet wide, or 378 square feet; and 10 feet high by 21 feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds. At December 31, 2024, our inventory included approximately 5,000 digital display billboards in various markets. These 5,000 digital billboards generated approximately 32% of billboard advertising net revenue.
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
Logo Sign Advertising
We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 23 of the 26 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2024, we operated approximately 41,700 logo sign structures containing over 138,200 logo advertising displays in the United States and Canada.
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
We also operate the tourist oriented directional signing (“TODS”) programs for the states of Colorado, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, Ohio, South Carolina, Utah, and the province of Ontario, Canada, providing approximately 15,700 advertising displays.
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
State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the Company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our 24 logo sign contracts in place, in the United States and Canada, at December 31, 2024, four are subject to renewal or expiration in 2025.
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
Transit Advertising
We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. Transit contracts are generally with the local municipalities and airport authorities and allow us the exclusive right to rent advertising space to customers in airports and on buses, benches or shelters. The terms of the contracts vary but generally range between 3-10 years, many with renewable options for contract extension. We rent transit advertising displays in airport terminals and on bus shelters, benches and buses in over 80 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising tenants. As of December 31, 2024, we operated approximately 47,500 transit advertising displays in 23 states and Canada.

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
•Broadcast, cable and streaming television, radio, print media, direct mail marketing, the internet, social media and applications used in conjunction with wireless devices.
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

	Percentage of Revenues for the year ended, December 31, 2024					Number of Displays for the year ended, December 31, 2024
Market	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Percentage of Total Displays
Las Vegas, NV	1.5%	2.1%	19.0%	—	2.9%	722	93	1,504	—	2,319	0.6%
New York, NY	2.4%	2.4%	—	—	2.1%	1,008	76	—	—	1,084	0.3%
Chicago, IL	1.9%	2.4%	—	—	1.8%	2,053	159	—	—	2,212	0.6%
Pittsburgh, PA	1.9%	2.0%	0.4%	—	1.7%	2,853	68	327	—	3,248	0.9%
Nashville, TN	1.5%	2.0%	—	—	1.5%	2,089	93	—	—	2,182	0.6%
San Bernardino, CA	1.3%	2.1%	1.4%	—	1.5%	609	59	1,234	—	1,902	0.5%
Dallas, TX	1.7%	1.0%	1.8%	—	1.4%	1,253	32	459	—	1,744	0.5%
Cleveland, OH	1.6%	1.6%	—	—	1.4%	2,223	57	—	—	2,280	0.6%
Phoenix, AZ	0.3%	2.4%	7.4%	—	1.4%	148	73	4,242	—	4,463	1.2%
Atlanta, GA	1.1%	2.6%	—	—	1.4%	830	92	—	—	922	0.3%
Knoxville, TN	1.8%	1.0%	—	—	1.4%	2,357	67	—	—	2,424	0.7%
Seattle, WA	1.6%	0.7%	1.5%	—	1.3%	1,534	19	1,602	—	3,155	0.9%
Birmingham, AL	1.4%	1.3%	0.4%	—	1.2%	2,080	51	231	—	2,362	0.7%
Reading, PA	1.2%	1.8%	—	—	1.2%	1,355	104	—	—	1,459	0.4%
Indianapolis, IN	1.3%	1.1%	1.7%	—	1.2%	2,467	36	123	—	2,626	0.7%
Raleigh, NC	1.5%	0.8%	—	—	1.1%	2,521	49	—	—	2,570	0.7%
Greenville-Spartanburg, SC	1.3%	1.2%	—	—	1.1%	1,808	51	—	—	1,859	0.5%
Oklahoma City, OK	1.2%	1.3%	0.4%	—	1.1%	1,970	46	35	—	2,051	0.6%
Hartford, CT	1.0%	1.7%	—	—	1.1%	827	53	—	—	880	0.2%
Richmond, VA	1.1%	1.5%	—	—	1.1%	1,237	53	—	—	1,290	0.4%
Cincinnati, OH	0.9%	1.8%	—	—	1.0%	1,110	48	—	—	1,158	0.3%
Baton Rouge, LA	1.1%	1.1%	—	—	1.0%	1,356	56	—	—	1,412	0.4%
Pensacola, FL	1.0%	1.2%	—	—	1.0%	2,239	85	—	—	2,324	0.6%
All US Logo Programs*	—	—	—	92.7%	3.5%	—	—	—	143,299	143,299	39.8%
All Other United States	68.4%	62.9%	48.2%	—	63.0%	117,360	3,474	27,122	—	147,956	41.1%
All Other Canada*	—	—	17.8%	7.3%	1.6%	—	—	10,616	10,690	21,306	5.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	154,009	4,994	47,495	153,989	360,487	100.0%
Total Revenue (in millions)	$1,364.7	$591.5	$166.9	$84.0	$2,207.1
* Logo displays at December 31, 2024 include 15,768 displays related to the tourist oriented direction signing ("TODS") programs.
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
Our TRS assets and operations will continue to be subject, as applicable, to U.S. federal and state corporate income taxes. Furthermore, our assets and operations outside the United States will continue to be subject to foreign taxes in the jurisdictions in which those assets and operations are located. Net income from our TRSs will either be retained by our TRSs and used to fund their operations, or distributed to us, where it will be reinvested in our business or be available for distribution to Lamar Advertising’s stockholders. As of December 31, 2024, and 2023, the annual taxable income generated by our TRSs in the aggregate was approximately $29.8 million and $30.4 million, respectively.

ADVERTISING TENANTS
Our tenant base is diverse. The table below sets forth the industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2024, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 72% of our billboard advertising net revenues in the year ended December 31, 2024. No individual tenant accounted for more than 2% of our billboard advertising net revenues in that period.

Categories	Percentage of Net Billboard Advertising Revenues
Service	17%
Health Care	10%
Restaurants	9%
Retailers	8%
Automotive	5%
Amusement/Attractions	5%
Gaming	4%
Financial — Banks, Credit Unions	4%
Education	4%
Public Service	3%
Insurance	3%
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
REAL ESTATE PORTFOLIO
Our management headquarters is located in Baton Rouge, Louisiana. We also own 126 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, we lease an additional 162 operating facilities at an aggregate lease expense for 2024 of approximately $10.2 million.
We own approximately 10,900 parcels of property beneath our advertising displays. As of December 31, 2024, we leased approximately 71,500 outdoor sites, accounting for an annualized lease expense of approximately $334.5 million. This amount represented approximately 17% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide us with renewal options. Our lease agreements generally permit us to use the land for the construction, repair and relocation of outdoor advertising displays, including all rights necessary to access and maintain the site. Approximately 75% of our leases will expire or be subject to renewal in the next 5 years, 15% will expire or be subject to renewal in 6 to 10 years and 10% thereafter. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

The following table illustrates the number of leased and owned sites by state as of December 31, 2024, which is sorted from greatest to least in number and percentage of leased sites. States in which we lease less than 2% of our portfolio are grouped in the category “All Other States and Canada”.

State	# of billboard leased sites	% of total	# of owned billboard sites	% of total
Texas	4,931	6.9%	1,054	9.7%
Pennsylvania	4,778	6.7%	1,623	14.9%
California	4,289	6.0%	151	1.4%
Ohio	4,048	5.7%	603	5.5%
North Carolina	3,758	5.3%	292	2.7%
Alabama	3,329	4.7%	523	4.8%
Georgia	3,294	4.6%	346	3.2%
Indiana	3,077	4.3%	636	5.8%
Louisiana	2,922	4.1%	545	5.0%
Tennessee	2,918	4.0%	511	4.7%
Florida	2,847	3.9%	503	4.6%
Wisconsin	2,467	3.5%	411	3.8%
South Carolina	2,219	3.1%	152	1.4%
New York	2,106	2.9%	221	2.0%
Missouri	1,975	2.8%	306	2.8%
Michigan	1,930	2.7%	287	2.6%
Mississippi	1,830	2.5%	415	3.7%
Oklahoma	1,651	2.3%	141	1.3%
Virginia	1,545	2.2%	180	1.7%
Illinois	1,445	2.0%	334	3.1%
All Other States and Canada	14,122	19.8%	1,662	15.3%
	71,481	100.0%	10,896	100.0%
CONTRACT EXPIRATIONS
We derive revenues primarily from renting advertising space to customers on our advertising displays. Our contracts with customers generally cover periods ranging from one week to one year and are generally billed every four weeks. Since contract terms are short-term in nature, we do not consider revenues by year of contract expiration to be meaningful.
HUMAN CAPITAL RESOURCES
Our People. We employed over 3,500 people as of December 31, 2024. Over 325 employees were engaged in overall management and general administration at our corporate headquarters in Baton Rouge, Louisiana, and the remainder, including approximately 975 local account executives, were employed in our operating offices.
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
As of December 31, 2024, approximately 37% of our work force was female, 18% of our employees and 33% of our named executive officers identified themselves as minorities, while 33% of our Board of Directors was female and one of our nine directors was a member of a minority group.
We have established several initiatives aimed at further diversifying our work force, including establishing an alliance with several hiring networks that helps bring us a more diverse pool of candidates. Our Executive Vice President of Human Resources and the HR department are charged with providing training that grows and develops our teams and reinforces our commitment to treat all of our employees with dignity and respect.
INFLATION
As a result of the inflationary environment in the U.S., we have experienced increases in our direct and general and administrative costs, including increases in labor costs, utilities and equipment rentals. Increases in expenses were largely offset by increases in our advertising rates. We also experienced increased interest expenses related to rising interest rates. We will continue to monitor the inflationary environment and these pressures and any resulting impacts on our financial position and results of operations.
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
The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2024, Lamar Advertising Company’s wholly owned subsidiary, Lamar Media, had approximately $3.21 billion of total debt outstanding, net of deferred financing costs, consisting of approximately $877.9 million in bank debt outstanding under Lamar Media’s senior credit facility, $2.08 billion in various series of senior notes, $249.4 million under the Accounts Receivable Securitization Program and $1.2 million in other seller notes. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility and Accounts Receivable Securitization Program allow Lamar Media to incur substantially more debt, including approximately $457.2 million available for borrowing under the revolving credit facility as of December 31, 2024.

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

Lamar Media has variable rate debt outstanding under the senior credit facility and its Accounts Receivable Securitization Program. Increases in the interest rates applicable to these borrowings have resulted in increased interest expense, which has impacted the Company's net income. Interest rates may continue to increase as a result of macroeconomic factors outside of our control. The Company may take actions in the future to mitigate its interest rate exposure, however, it cannot guarantee that the actions that it takes to mitigate these risks will be effective. Additionally, to the extent we refinance existing debt obligations or seek to enter into new debt financing arrangements in the current interest rate environment, we expect that such arrangements would be subject to higher interest rates than our existing debt obligations, which would further increase our interest expense.
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
At December 31, 2024, the terms of Lamar Media’s senior credit facility and of its Accounts Receivable Securitization Program also restrict the Company from exceeding a specified secured debt ratio.  Lamar Media is also subject to certain other financial covenants relating to the incurrence of additional debt. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of the specific financial ratio requirements under the senior credit facility.
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
As of December 31, 2024, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Executive Chairman, and Sean Reilly, the Company’s President and Chief Executive Officer, and their affiliates owned in the aggregate approximately 15% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented approximately 62% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family and their affiliates the power to:
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
The Company has historically grown through acquisitions. During the year ended December 31, 2024, we completed acquisitions for a total cash purchase price of approximately $45.4 million.
The future success of our acquisition strategy could be adversely affected by many factors, including the following:
•the pool of suitable acquisition candidates is dwindling, and we may have a more difficult time negotiating acquisitions on favorable terms;
•we may face increased competition for acquisition candidates from other outdoor advertising companies and private equity funds (particularly funds that are focused on investing in media and/or infrastructure), some of which may have greater financial resources than we do, which may result in higher prices for those businesses and assets;
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
The Company tested goodwill for impairment on December 31, 2024. Based on the Company’s review at December 31, 2024, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or more of our reporting units is below the carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350 “Goodwill and Other Intangible Assets” and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.
The Company’s logo sign contracts are subject to state award and renewal.
In 2024, the Company generated approximately 4% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against other national logo sign providers as well as numerous smaller local logo sign providers. As a logo sign provider, the Company incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the Company as a logo sign provider for early termination. At the end of the contract term, the Company, as a logo sign provider, transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.
Of the Company’s 24 logo sign contracts in place at December 31, 2024, four are subject to renewal or expiration in 2025. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.

The Company’s transit advertising contracts are subject to the Company’s ability to obtain and renew favorable contracts with municipalities and airport authorities.
In 2024, the Company generated approximately 8% of its revenues from transit advertisements, which requires the Company to obtain, support, and renew its transit contracts. Transit contracts are generally with the local municipalities and airport authorities and allow us the exclusive right to rent advertising space to customers in airports and on buses, benches or shelters. We currently rent transit advertising displays in airport terminals and on bus shelters, benches and buses in over 80 transit markets. The terms of the contracts vary, but generally range between three to ten years, many with renewable options for contract extension. However, the Company may be unable to renew its expiring transit contracts or may lose the bidding on new contracts.
If the Company’s contingency plans relating to hurricanes and other natural disasters fail, the resulting losses could hurt the Company’s business.
The Company has determined that it is uneconomical to insure against losses resulting from hurricanes and other natural disasters for its outdoor or logo structure assets. Although the Company has fortified many of its advertising structures and developed contingency plans designed to mitigate the threat posed by hurricanes and other forms of inclement weather to its real estate portfolio (e.g., removing advertising faces at the onset of a storm, when possible, which better permits the structures to withstand high winds during the storm), these plans could fail and significant losses could result. To the extent that such natural disaster events become more frequent or destructive because of climate change, we may incur increased costs related to storm remediation and preparation.
The Company’s strategy involves continued investment in its digital platform, and we may fail to realize certain expected benefits of these investments and such investments may become more costly.
The success of the Company’s strategy of investing in its digital platform, and the realization of the benefits thereof, depends upon our ability to demonstrate the increased value and capabilities of digital advertising displays. If we experience significant technological failures with respect to our digital displays or if our customers fail to realize the anticipated benefits of the digital platform, we may experience decreased demand for advertising on our digital billboards. Additionally, we may experience increased costs related to our deployment of digital billboards, if the technological components used in our digital billboards increase in cost or if there are shortages of such components. We may also face difficulties obtaining new permits for digital displays or we may be unable to renew permits for our existing digital displays due to a variety of factors, including due to potential new governmental regulations and restrictions on digital signs. Any of these factors may make it more difficult to realize the benefits of our investments in our digital platform, which may have a negative impact on our financial condition and results of operations.
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
The Company rents advertising space on outdoor structures to generate revenues. Advertising spending is particularly sensitive to changes in economic conditions, and macroeconomic conditions such as rising interest rates and inflation may impact our industry more negatively than the economy as a whole.
Additionally, the occurrence of any of the following external events could further depress the Company’s revenues:
•a widespread reallocation of advertising expenditures to other available media by significant renters of the Company’s displays; and
•a decline in the amount spent on advertising, in general, or outdoor advertising in particular as a result of macroeconomic factors, which may occur during a recession or in periods of economic uncertainty.
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
The Company also competes against an increasing variety of out-of-home advertising media, such as advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, and on taxis, trains and buses. The Company also faces competition from advertising in other forms of media including online (including display, search, and social media advertising); applications used in conjunction with wireless devices; broadcast, cable and streaming television; radio; direct mail marketing; and traditional print media. The industry competes for advertising revenue along the following dimensions: exposure (the number of “impressions” an advertisement makes), advertising rates (generally measured in cost-per-thousand impressions), ability to target specific demographic groups or geographies, effectiveness, quality of related services (such as advertising copy design and layout) and customer service. The Company may be unable to compete successfully along these dimensions in the future, and the competitive pressures that the Company faces could adversely affect its profitability or financial performance.
Additional content-based restrictions on the categories of customers that can advertise on our outdoor advertising structures may be implemented by governmental authorities.
Federal, state or local authorities may seek to restrict or prohibit the use of outdoor advertising with respect to certain products and services. For instance, the use of billboards to advertise certain types of tobacco products is effectively banned in our markets, and in certain cases, state and local governments also prohibit or restrict the use of outdoor advertising for other types of products or services. If additional content-based restrictions are implemented by governmental authorities, certain segments of our customers may not be able to utilize outdoor advertising in the future, which could have a negative impact on our business and results of operations.

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
•it and its REIT subsidiaries would be subject to a 15% corporate minimum tax under the Organization for Economic Co-Operation and Development (OECD) Global Anti-Base Erosion Rules (referred to as Pillar Two rules); and
•it would be disqualified from REIT tax treatment for the four taxable years following the year during which it was so disqualified.
Any such corporate tax liability could be substantial and would reduce the amount of cash available for distributions to Lamar Advertising’s stockholders, and may require it to borrow funds (under Lamar Media’s senior credit facility or otherwise) or liquidate some investments to pay any such additional tax liability. This adverse impact could last for five or more years because, unless it is entitled to relief under certain statutory provisions, it will be taxable as a corporation, beginning in the year in which the failure occurs, and it will not be allowed to re-elect to be taxed as a REIT for the following four years.
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
The Internal Revenue Code classifies “publicly traded partnerships” as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. Lamar Advertising structured the Operating Partnership to be classified as a partnership for federal income tax purposes. However, no assurance can be given the IRS will not challenge Lamar Advertising’s position or will not classify the Operating Partnership as a “publicly traded partnership” for federal income tax purposes. To minimize this risk, Lamar Advertising has placed certain restrictions on the transfer and/or redemption of partnership units in the Amended and Restated Limited Partnership Agreement of the Operating Partnership. If the IRS would assert successfully that the Operating Partnership should be treated as a “publicly traded partnership” and substantially all of the Operating Partnership’s gross income did not consist of the specified types of passive income, the Internal Revenue Code would treat the Operating Partnership as an association taxable as a corporation. In such event, the character of our assets and items of gross income would change and would likely prevent us from satisfying the REIT asset and income tests. This, in turn, would likely prevent Lamar Advertising from qualifying as a REIT. In addition, the imposition of a corporate tax on the Operating Partnership would reduce the amount of distributions the Operating Partnership could make to Lamar Advertising and, in turn, reduce the amount of cash available to Lamar Advertising to pay dividends to our shareholders.
The Tax Cuts and Jobs Act, the CARES Act and the Inflation Reduction Act, OECD Global Anti-Base Erosion Rules, as well as any future tax legislation, may impact the Company’s business and security holders.
In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of federal and state income tax laws applicable to investments similar to an investment in our notes. In particular, the comprehensive tax reform legislation enacted in December 2017 and commonly known as the Tax Cuts and Jobs Act (“TCJA”) made many significant changes to the U.S. federal income tax laws that have profoundly impacted the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. Among other changes, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), signed into law on March 27, 2020, makes certain changes to the TCJA. These changes have impacted us and holders of our securities in various ways, some of which are adverse or potentially adverse compared to prior law. Additional changes to tax laws were enacted with the Inflation Reduction Act (“IRA”) of 2022, signed into law on August 16, 2022. Many of the material provisions of the IRA exempt REITs. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require further guidance. It is highly likely that technical corrections of legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent.
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
On December 20, 2021, the OECD published model rules to assist in the implementation of the Pillar Two minimum global tax rate of 15%. The Pillar Two model rules are designed to provide governments with a template for implementing Pillar Two of the agreement reached by 137 countries and jurisdictions under the OECD/G20 Inclusive Framework on BEPS to address the tax challenges arising from digitalization of the economy. Several OECD member countries have enacted Pillar Two related laws effective January 1, 2024, including Canada, where the Company operates. It is still uncertain whether the U.S. will enact Pillar Two legislation. The Pillar Two Rules, however, do not apply to “Excluded Entities” considered “Real Estate Investment Vehicles” and certain subsidiaries of Excluded Entities. We do not expect Pillar Two to have a material impact on the Company but additional legislation could be enacted in the future which could have an adverse effect on Lamar Advertising, its subsidiaries, and holders of its securities.
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
While to date we have not had a major cyber incident against our platforms, nor experienced significant data loss or any material financial losses related to cybersecurity attacks, it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. See Item 1A. “Risk Factors.” – “Our business and operations could suffer in the event of cybersecurity breaches and we may incur significant legal and financial exposure.” for further discussion of potential risks related to cybersecurity incidents.
Our Senior Vice President of Technology and Innovation and Vice President of Network Infrastructure and Cyber Strategy oversee our cybersecurity program. They hold degrees in industrial engineering and computer science and information systems and decision science, respectively. The team responsible with administering our cyber security program has a combined 37 years of experience in cybersecurity, information security and information technology risk management, governance, risk, and compliance. Our board of directors and our audit committee are regularly updated on cyber security as part of their oversight of relevant cybersecurity risks. These reports address key cybersecurity topics, including the implementation and operation of preventative controls and the detection, mitigation and remediation of cybersecurity incidents.
ITEM 2.    PROPERTIES
Our management headquarters is located in Baton Rouge, Louisiana. We also own 126 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 162 operating facilities at an aggregate lease expense for 2024 of approximately $10.2 million.
We own approximately 10,900 parcels of property beneath our outdoor advertising structures. As of December 31, 2024, we leased approximately 71,500 active outdoor sites, accounting for a total annual lease expense of approximately $334.5 million. This amount represented approximately 17% of billboard advertising net revenues for the year ended December 31, 2024. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

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

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the NASDAQ Global Select Market under the symbol “LAMR.” As of December 31, 2024, the Class A common stock was held by 81 stockholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.
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
Issuer Purchases of Equity Securities
On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. On September 24, 2024, the Company’s Board of Directors authorized the extension of the repurchase program through March 31, 2026. There were no repurchases under the program as of December 31, 2024. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.
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
LAMAR ADVERTISING COMPANY
The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
Discussion of our results of operations for the years ended December 31, 2023 and 2022 can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
OVERVIEW
The Company’s net revenues are derived primarily from the rental of advertising space on outdoor advertising displays owned and operated by the Company. We manage our business through three operating segments – billboard, logo and transit advertising. Revenue growth is based on many factors that include the Company’s ability to increase occupancy of its existing advertising displays; raise advertising rates; and acquire new advertising displays and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions, which affect the rates the Company is able to charge for advertising on its displays and its ability to maximize advertising sales or occupancy on its displays.
Acquisitions and capital expenditures
Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under the senior credit facility and the Accounts Receivable Securitization Program or the issuance of debt or equity securities. See “Liquidity and Capital Resources- Sources of Cash,” for more information. During the year ended December 31, 2024, the Company completed multiple acquisitions for a total cash purchase price of approximately $45.4 million.  See “Uses of Cash-Acquisitions,” for more information.
The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past two years:

	2024	2023
	(In thousands)
Billboard — Traditional	$28,490	$54,965
Billboard — Digital	60,697	75,535
Logos	11,371	12,039
Transit	2,626	3,595
Land and buildings	7,324	15,494
PP&E	14,776	16,643
Total capital expenditures	$125,284	$178,271
We expect our 2025 capital expenditures to be approximately $195 million.

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
We define adjusted EBITDA as net income before income tax expense (benefit), interest expense (income), equity in (earnings) loss of investee, loss (gain) on extinguishment of debt and investments, stock-based compensation, depreciation and amortization, loss (gain) on disposition of assets and investments, transaction expenses and capitalized contract fulfillment costs, net. Our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments.
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

RESULTS OF OPERATIONS
The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Net revenues	100.0%	100.0%
Operating expenses:
Direct advertising expenses	33.0%	33.0%
General and administrative expenses	16.4%	16.3%
Corporate expenses	5.9%	5.0%
Depreciation and amortization	21.0%	13.9%
Operating income	24.1%	32.0%
Interest expense	7.8%	8.3%
Income tax expense	0.2%	0.5%
Net income	16.4%	23.5%
Year ended December 31, 2024 compared to Year ended December 31, 2023
Net revenues increased $96.1 million or 4.6% to $2.21 billion for the year ended December 31, 2024 from $2.11 billion for the same period in 2023. This increase was attributable to an increase in billboard net revenues of $78.4 million, an increase in transit net revenues of $16.1 million and an increase in logo net revenues of $1.7 million over the prior year.
Net revenues for the year ended December 31, 2024, as compared to acquisition-adjusted net revenues for the comparable period in 2023, increased $89.1 million, or 4.2%. This increase was attributable to an increase of $71.2 million in billboard net revenues, an increase of $16.2 million in transit net revenues and an increase of $1.7 million in logo net revenues. See “Reconciliations” below.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $70.5 million, or 6.1% to $1.22 billion for the year ended December 31, 2024 from $1.15 billion in the same period in 2023. The $70.5 million increase over the prior year is primarily comprised of an increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation expense) of $48.7 million primarily related to the operations of our outdoor advertising assets, as well as an increase in stock-based compensation expense of $21.9 million.
Depreciation and amortization expense increased $169.5 million to $463.0 million for the year ended December 31, 2024 as compared to $293.4 million for the same period in 2023. The increase is primarily due to the revision in the cost estimate included in the calculation of asset retirement obligations during 2024.
For the year ended December 31, 2024, the Company recognized a gain on disposition of assets of $6.1 million as compared to a gain on disposition of assets of $5.5 million for the same period in 2023. The gain on disposition of assets for the year ended December 31, 2024 primarily resulted from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income decreased $143.4 million to $532.0 million for the year ended December 31, 2024 compared to $675.4 million for the same period in 2023.
Interest expense decreased $2.8 million for the year ended December 31, 2024 to $171.7 million as compared to $174.5 million for the year ended December 31, 2023. The decrease in interest expense is related to the repayment of the Term A loans outstanding under the senior credit facility during the year ended December 31, 2024.
Equity in earnings of investee was $5.1 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively.
The decrease in operating income, partially offset by the decrease in interest expense over the comparable period in 2023, resulted in a $139.1 million decrease in net income before income taxes.

The Company recorded income tax expense of $4.5 million for the year ended December 31, 2024 as compared to income tax expense of $9.8 million for the same period in 2023. The $4.5 million equates to an effective tax rate for the year ended December 31, 2024 of approximately 1.2%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, the Company recognized net income for the year ended December 31, 2024 of $362.9 million, as compared to net income of $496.8 million for the same period in 2023.
Reconciliations:
Because acquisitions occurring after December 31, 2022 have contributed to our net revenue results for the periods presented, we provide 2023 acquisition-adjusted net revenue, which adjusts our 2023 net revenue for the year ended December 31, 2023 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2024.
Reconciliations of 2023 reported net revenue to 2023 acquisition-adjusted net revenue for the year ended December 31, 2023 as well as a comparison of 2023 acquisition-adjusted net revenue to 2024 reported net revenue for the year ended December 31, 2024, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2024	2023
	(in thousands)
Reported net revenue	$2,207,103	$2,110,987
Acquisition net revenue	—	6,986
Adjusted totals	$2,207,103	$2,117,973
Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$362,939	$496,836	$(133,897)	(26.9)%
Income tax expense	4,531	9,782	(5,251)
Loss on extinguishment of debt	270	115	155
Interest expense, net	169,394	172,397	(3,003)
Equity in earnings of investee	(5,094)	(3,696)	(1,398)
Gain on disposition of assets	(6,057)	(5,474)	(583)
Depreciation and amortization	462,967	293,423	169,544
Capitalized contract fulfillment costs, net	(317)	(308)	(9)
Stock-based compensation expense	44,525	22,649	21,876
Adjusted EBITDA	$1,033,158	$985,724	$47,434	4.8%
Adjusted EBITDA for the year ended December 31, 2024 increased 4.8% to $1.03 billion. The increase in adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $65.0 million, and was partially offset by an increase in general and administrative and corporate expenses of $17.6 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Billboard adjusted EBITDA	$1,085,547	$1,024,911	$60,636
Other adjusted EBITDA(a)	50,137	56,179	(6,042)
Corporate expenses(b)	(102,526)	(95,366)	(7,160)
Adjusted EBITDA	$1,033,158	$985,724	$47,434	4.8%
(a) Logo and transit advertising do not meet the criteria to be reportable segments, and accordingly, are included in Other.
(b)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.
Adjusted EBITDA for the year ended December 31, 2024 increased 4.8% to $1.03 billion. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $60.6 million, offset by a decrease in other adjusted EBITDA of $6.0 million and an increase in corporate expenses of $7.2 million, excluding the impact of stock-based compensation expense.
Net Income/FFO/AFFO
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$362,939	$496,836	$(133,897)	(26.9)%
Depreciation and amortization related to real estate	446,844	281,026	165,818
Gain from sale or disposal of real estate, net of tax	(5,784)	(5,201)	(583)
Adjustments for unconsolidated affiliates and non-controlling interest	(5,581)	(4,769)	(812)
FFO	$798,418	$767,892	$30,526	4.0%
Straight-line expense	4,079	4,658	(579)
Capitalized contract fulfillment costs, net	(317)	(308)	(9)
Stock-based compensation expense	44,525	22,649	21,876
Non-cash portion of tax provision	(4,036)	2,384	(6,420)
Non-real estate related depreciation and amortization	16,123	12,397	3,726
Amortization of deferred financing costs	6,332	6,538	(206)
Loss on extinguishment of debt	270	115	155
Capital expenditures – maintenance	(51,986)	(58,820)	6,834
Adjustments for unconsolidated affiliates and non-controlling interest	5,581	4,769	812
AFFO	$818,989	$762,274	$56,715	7.4%
FFO for the year ended December 31, 2024 was $798.4 million as compared to FFO of $767.9 million for the same period in 2023. AFFO for the year ended December 31, 2024 increased 7.4% to $819.0 million as compared to $762.3 million for the same period in 2023. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net), partially offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense).

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
Sources of Cash
Total Liquidity. As of December 31, 2024 we had $506.7 million of total liquidity, which is comprised of $49.5 million in cash and cash equivalents and $457.2 million of availability under the revolving portion of the senior credit facility. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.
As of December 31, 2024 and 2023, the Company had a working capital deficit of $353.2 million and $340.7 million, respectively. The working capital deficit for the year ended December 31, 2024 is primarily related to the $249.4 million outstanding under the Accounts Receivable Securitization Program as well as $218.1 million in current operating lease liabilities which has a corresponding right of use asset recorded in long term assets. We expect to have enough cash on hand and availability under our revolving credit facility to meet our operating needs for the next twelve months.
Cash Generated by Operations. For the years ended December 31, 2024 and 2023 our cash provided by operating activities was $873.6 million and $783.6 million, respectively. The increase in cash provided by operating activities for the year ended December 31, 2024 over the same period in 2023 relates to an increase in revenues, offset by an increase in operating expenses (excluding depreciation and amortization). We expect to generate cash flows from operations during 2025 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.
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
As of December 31, 2024, there was $250.0 million of outstanding aggregate borrowings under the Accounts Receivable Securitization Program at a borrowing rate of approximately 5.4%. Lamar Media had no additional availability under the Accounts Receivable Securitization Program as of December 31, 2024.
“At-the-Market” Offering Program. On July 24, 2024, the Company entered into an equity distribution agreement, or At-the-Market Offering agreement, (the "2024 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms (the "2021 Sales Agreement". Under the terms of the 2024 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2024 Sales Agreement and may at any time suspend solicitations and offers under the 2024 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2024 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under this program during the twelve months ended December 31, 2024. The Company did not issue any shares under the 2021 Sales Agreement from inception through expiration.
Shelf Registration Statement. On June 21, 2021, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. The shelf registration statement expired on June 21, 2024. On July 24, 2024, the Company filed a new automatically effective shelf registration statement that allows the Company to offer and sell an indeterminate amount of additional shares of its Class A common stock, which replaces the previous shelf registration statement. During the year ended December 31, 2024, the Company did not issue any shares under either of the shelf registration statements.
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
As of December 31, 2024, the aggregate balance outstanding under the senior credit facility was $884.0 million, consisting of $600.0 million in Term B loans aggregate principal balance and $284.0 million outstanding borrowings under our revolving credit facility. Lamar Media had approximately $457.2 million of unused capacity under the revolving credit facility.
Factors Affecting Sources of Liquidity
Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers. We expect to generate cash flows from operations during 2025 in excess of our cash needs for operations, capital expenditures and dividends, as described herein, and we believe we have sufficient liquidity with cash on hand and availability under our revolving credit facility to meet our operating cash needs for the next twelve months.
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
Restrictions under Debt Securities. As of December 31, 2024, Lamar Media has outstanding all of the 3 3/4% Senior Notes, the 4% Senior Notes, the 4 7/8% Senior Notes and the 3 5/8% Senior Notes.
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
Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At December 31, 2024 we were, and currently we are in compliance with all such tests under the senior credit facility.
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
Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $125.3 million for the year ended December 31, 2024. Our capital expenditures are categorized as growth, maintenance, and other as described below.
•Growth capital expenditures include discretionary capital expenditures incurred primarily for the expansion or development of new advertising markets and construction of new advertising sites. Growth capital expenditures also include certain technology-related investments necessary to support and scale for future customer demand of our outdoor advertising services, and other capital projects. Growth capital expenditures were $63.5 million for the year ended December 31, 2024.
•Maintenance capital expenditures include recurring capital expenditures not otherwise categorized as growth or other non-recurring capital expenditures, including costs incurred to enhance existing advertising sites, general asset improvements, and ordinary corporate capital expenditures. Maintenance capital expenditures were $52.0 million for the year ended December 31, 2024.
•Other non-recurring capital expenditures include capital expenditures to develop new non-revenue generating assets, such as office space in our local markets and the costs to re-develop advertising sites impacted by hurricanes. Other non-recurring capital expenditures were $9.8 million for the year ended December 31, 2024.
•We anticipate our 2025 total capital expenditures will be approximately $195 million.
Acquisitions. During the year ended December 31, 2024, the Company completed 24 acquisitions for a total cash purchase price of approximately $45.4 million. The acquisitions occurring during the year ended December 31, 2024 were financed using available cash on hand.
Dividends. During the year ended December 31, 2024, the Company declared and paid distributions of $578.8 million, or $5.65 per share of common stock. During the year ended December 31, 2023, the Company declared and paid distributions of $510.3 million, or $5.00 per share of common stock. On February 19, 2025, the Company’s Board of Directors approved a dividend of $1.55 per common share to be paid on March 28, 2025. Subject to the approval of the Company’s Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2025 will be at least $6.20 per common share (excluding any distributions related to the sale of Vistar Media, Inc.), including the dividend payable on March 28, 2025.
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
Stock and Debt Repurchasing Program. On March 16, 2020, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company's Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under the senior credit facility. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026. There were no repurchases under the program as of December 31, 2024. The Company's management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended December 31, 2025 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.
Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of December 31, 2024 (in millions):

	2025	Thereafter
Debt maturities(1)	$249.8	$2,961.1
Interest obligations on long-term debt(2)	149.4	456.9
Contractual obligations, including operating and financing leases	309.2	1,733.0
Total payments due	$708.4	$5,151.0
(1)Debt maturities assume there is no refinancing prior to the existing maturity date.
(2)Interest rates on our variable rate instruments assume rates at the December 2024 levels. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for further discussion on interest rate risk.
Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). On February 19, 2025, the Company’s Board of Directors approved a dividend of $1.55 per common share to be paid on March 28, 2025. Our Board of Directors will continue to evaluate future dividends in order to continue to satisfy the requirements needed to maintain our REIT status.
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
Cash Flows
The Company’s cash flows provided by operating activities increased $90.0 million from $783.6 million in 2023 to $873.6 million for the year ended December 31, 2024, primarily resulting from an increase in revenues of approximately $96.1 million.
Cash flows used in investing activities decreased $145.2 million from $310.1 million in 2023 to $164.9 million in 2024 primarily due to a net decrease in the amount of assets acquired through acquisitions and capital expenditures of $146.6 million, as compared to the same period in 2023.
The Company’s cash flows used in financing activities were $703.4 million for the year ended December 31, 2024 as compared to $481.6 million in 2023. This increase in cash used in financing activities of $221.8 million for the year ended December 31, 2024 is primarily due to the repayment of the Term A loans outstanding on the senior credit facility as well as an increase in dividends/distributions during the year, offset by additional borrowings on the revolving credit facility.
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

Asset Retirement Obligations. The Company had an asset retirement obligation of $614.7 million as of December 31, 2024. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to restore the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.
This calculation includes 100% of the Company’s billboard structures on leased land (which currently consist of approximately 71,500 structures). The Company uses a 15-year retirement period based on historical operating experience in its core markets, including the actual time that billboard structures have been located on leased land in such markets and the actual length of the leases in the core markets, which includes the initial term of the lease, plus consideration of any renewal period. Historical third-party cost information is used to estimate the cost of dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on the Company’s historical credit-adjusted risk free rate.
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
Lease Liabilities and Right of Use Assets. On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Codified as ASC 842),” which resulted in recording operating lease liabilities and right of use assets on our consolidated balance sheet. Our operating lease liabilities (including short-term liabilities) and right of use asset balances were $1.33 billion and $1.36 billion as of December 31, 2024, respectively. The balance is recorded based on the present value of the remaining minimum rental payments under the leasing standard for our existing operating leases. The key estimates for our leases include (1) the discount rate used to discount the unpaid lease payments to present value and (2) lease term. Our leases generally do not include a readily determinable implicit rate, therefore, using a portfolio approach, we determine our collateralized incremental borrowing rate to discount the lease payments based on the information available at lease commencement. Our lease terms include the noncancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. The Company has determined we are not reasonably certain to exercise renewals or termination options, and as a result we use the lease’s initial stated term as the lease term for our lease population.
ACCOUNTING STANDARDS AND REGULATORY UPDATE
See Note 22, "New Accounting Pronouncements" to our consolidated financial statements included in Part II, Item 8 of this report for a discussion of our Accounting Standards and Regulatory Update.

LAMAR MEDIA CORP.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.
RESULTS OF OPERATIONS
The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Net revenues	100.0%	100.0%
Operating expenses:
Direct advertising expenses	33.0%	33.0%
General and administrative expenses	16.4%	16.3%
Corporate expenses	5.8%	5.0%
Depreciation and amortization	21.0%	13.9%
Operating income	24.1%	32.0%
Interest expense	7.8%	8.3%
Income tax expense	0.2%	0.5%
Net income	16.5%	23.6%
Year ended December 31, 2024 compared to Year ended December 31, 2023
Net revenues increased $96.1 million or 4.6% to $2.21 billion for the year ended December 31, 2024 from $2.11 billion for the same period in 2023. This increase was attributable to an increase in billboard net revenues of $78.4 million, an increase in transit net revenues of $16.1 million and an increase in logo net revenues of $1.7 million over the prior year.
Net revenues for the year ended December 31, 2024, as compared to acquisition-adjusted net revenues for the comparable period in 2023, increased $89.1 million, or 4.2%. The $89.1 million increase in net revenues is due to a $71.2 million increase in billboard net revenues, a $16.2 million increase in transit net revenues and an increase of $1.7 million in logo net revenues. See “Reconciliations” below.
Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $70.5 million, or 6.1% to $1.22 billion for the year ended December 31, 2024 from $1.15 billion in the same period in 2023. The $70.5 million increase over the prior year is primarily comprised of an increase in total direct, general and administrative and corporate expenses (excluding non-cash compensation expense) of $48.6 million primarily related to the operations of our outdoor advertising assets, as well as an increase in stock-based compensation expense of $21.9 million.
Depreciation and amortization expense increased $169.5 million to $463.0 million for the year ended December 31, 2024 as compared to $293.4 million for the same period in 2023. The increase is primarily due to the revision in the cost estimate included in the calculation of asset retirement obligations during 2024.
For the year ended December 31, 2024, Lamar Media recognized a gain on disposition of assets of $6.1 million as compared to a gain on disposition of assets of $5.5 million for the same period in 2023. The gain on disposition of assets for the year ended December 31, 2024 primarily resulted from transactions related to the sale of billboard locations and displays.
Due to the above factors, operating income decreased $143.3 million to $532.6 million for the year ended December 31, 2024 compared to $675.9 million for the same period in 2023.
Interest expense decreased $2.8 million for the year ended December 31, 2024 to $171.7 million as compared to $174.5 million for the year ended December 31, 2023.  The decrease in interest expense is related to the repayment of the Term A loans outstanding under the senior credit facility during the year ended December 31, 2024.
Equity in earnings of investee was $5.1 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively.

The decrease in operating income, partially offset by the decrease in interest expense over the comparable period in 2023, resulted in a $139.1 million decrease in net income before income taxes.
Lamar Media recorded income tax expense of $4.5 million for the year ended December 31, 2024 as compared to income tax expense of $9.8 million for the same period in 2023. The $4.5 million equates to an effective tax rate for the year ended December 31, 2024 of approximately 1.2%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.
As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2024 of $363.5 million, as compared to net income of $497.3 million for the same period in 2023.
Reconciliations:
Because acquisitions occurring after December 31, 2022 have contributed to our net revenue results for the periods presented, we provide 2023 acquisition-adjusted net revenue, which adjusts our 2023 net revenue for the year ended December 31, 2023 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2024.
Reconciliations of 2023 reported net revenue to 2023 acquisition-adjusted net revenue for the year ended December 31, 2023 as well as a comparison of 2023 acquisition-adjusted net revenue to 2024 reported net revenue for the year ended December 31, 2024, are provided below:
Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2024	2023
	(in thousands)
Reported net revenue	$2,207,103	$2,110,987
Acquisition net revenue	—	6,986
Adjusted totals	$2,207,103	$2,117,973

Key Performance Indicators
Net Income/Adjusted EBITDA
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$363,507	$497,333	$(133,826)	(26.9)%
Income tax expense	4,531	9,782	(5,251)
Loss on extinguishment of debt	270	115	155
Interest expense, net	169,394	172,397	(3,003)
Equity in earnings of investee	(5,094)	(3,696)	(1,398)
Gain on disposition of assets	(6,057)	(5,474)	(583)
Depreciation and amortization	462,967	293,423	169,544
Capitalized contract fulfillment costs, net	(317)	(308)	(9)
Non-cash compensation expense	44,525	22,649	21,876
Adjusted EBITDA	$1,033,726	$986,221	$47,505	4.8%
Adjusted EBITDA for the year ended December 31, 2024 increased 4.8% to $1.03 billion. The increase in adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $65.0 million, and was partially offset by an increase in general and administrative and corporate expenses of $17.5 million, excluding the impact of non-cash compensation expense.

Segmented Adjusted EBITDA
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Billboard adjusted EBITDA	$1,085,547	$1,024,911	$60,636
Other adjusted EBITDA(a)	50,137	56,179	(6,042)
Corporate expenses(b)	(101,958)	(94,869)	(7,089)
Adjusted EBITDA	$1,033,726	$986,221	$47,505	4.8%
(a) Logo and transit advertising do not meet the criteria to be reportable segments, and accordingly, are included in Other.
(b)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.
Adjusted EBITDA for the year ended December 31, 2024 increased 4.8% to $1.03 billion. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $60.6 million, offset by a decrease in other adjusted EBITDA of $6.0 million and an increase in corporate expenses of $7.1 million, excluding the impact of non-cash compensation expense.
Net Income/FFO/AFFO
(in thousands)

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2024	2023
Net income	$363,507	$497,333	$(133,826)	(26.9)%
Depreciation and amortization related to real estate	446,844	281,026	165,818
Gain from sale or disposal of real estate, net of tax	(5,784)	(5,201)	(583)
Adjustments for unconsolidated affiliates and non-controlling interest	(5,581)	(4,769)	(812)
FFO	$798,986	$768,389	$30,597	4.0%
Straight-line expense	4,079	4,658	(579)
Capitalized contract fulfillment costs, net	(317)	(308)	(9)
Non-cash compensation expense	44,525	22,649	21,876
Non-cash portion of tax provision	(4,036)	2,384	(6,420)
Non-real estate related depreciation and amortization	16,123	12,397	3,726
Amortization of deferred financing costs	6,332	6,538	(206)
Loss on extinguishment of debt	270	115	155
Capital expenditures – maintenance	(51,986)	(58,820)	6,834
Adjustments for unconsolidated affiliates and non-controlling interest	5,581	4,769	812
AFFO	$819,557	$762,771	$56,786	7.4%
FFO for the year ended December 31, 2024 was $799.0 million as compared to FFO of $768.4 million for the same period in 2023. AFFO for the year ended December 31, 2024 increased 7.4% to $819.6 million as compared to $762.8 million for the same period in 2023. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net), partially offset by an increase in total general and administrative and corporate expenses (excluding the effect of non-cash compensation expense).

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2024, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements.
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
At December 31, 2024 there was approximately $1.13 billion of indebtedness outstanding under the senior credit facility and Accounts Receivable Securitization Program, or approximately 35.0% of the Company’s outstanding long-term debt (including current maturities) on that date, bearing interest at variable rates. The aggregate interest expense for 2024 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $79.7 million, and the weighted average interest rate applicable to these borrowings during 2024 was 6.5%. Assuming that the weighted average interest rate was 200 basis points higher (that is 8.5% rather than 6.5%), then the Company’s 2024 interest expense would have increased by approximately $23.8 million for the year ended December 31, 2024.
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

ITEM 8.    FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting	46
Report of Independent Registered Public Accounting Firm — Opinion on Internal Control Over Financial Reporting (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	47
Report of Independent Registered Public Accounting Firm — Opinion on the Consolidated Financial Statements (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	48
Consolidated Balance Sheets as of December 31, 2024 and 2023	50
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022	51
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022	52
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	53
Notes to Consolidated Financial Statements	54
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022	81
Schedule III — Schedule of Real Estate and Accumulated Depreciation as of December 31, 2024, 2023 and 2022	82

Management’s Report on Internal Control Over Financial Reporting
The management of Lamar Advertising Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2024, Lamar Advertising’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lamar Advertising Company:

Opinion on Internal Control Over Financial Reporting

We have audited Lamar Advertising Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements), and our report dated February 20, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
February 20, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Lamar Advertising Company:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the accounting lease term for the portfolio of billboard land leases
As discussed in Note 7 to the consolidated financial statements, a lessee determines the lease term at the commencement date by identifying the non-cancellable period of the lease and then adding any periods for which it is reasonably certain to exercise a renewal option (or not to exercise a termination option). The Company has approximately 71,500 billboard land leases for which they determined the lease term using a portfolio approach, in accordance with which the negotiated stated initial lease term for each billboard land lease was concluded to be the lease term under Accounting Standards Codification Topic 842, Leases (ASC 842).

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s billboard land lease process, including controls related to the qualifications and experience of individuals negotiating the stated initial lease term, reconciliation of inputs into the system, approval of billboard land lease contracts, and annual evaluation of the renewals and terminations exercised by the Company during the year. We evaluated the competence, capabilities, and objectivity of the Company’s real estate team that negotiates the lease terms and conditions, and whether the team considers economic factors that are consistent with those enumerated in ASC 842 when negotiating the stated initial lease term and associated renewal and termination options. We inspected the Company’s assessment and conclusion about using the portfolio approach for its billboard land leases. We tested a sample of the Company’s billboard land lease population and obtained underlying documentation to evaluate whether the leases entered into are similar in terms of the lease agreement creation process, purpose for the lease (i.e. to host a Company billboard), and lease term considerations. We assessed the impact of billboard land leases with early terminations and renewals beyond the stated initial term to evaluate the Company’s assertion that use of the stated initial lease term as the lease term for its billboard land leases on a portfolio basis was appropriate.

/s/ KPMG LLP
KPMG LLP
We have served as the Company’s auditor since 1999.
Baton Rouge, Louisiana
February 20, 2025

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2024 and 2023
(In thousands, except share and per share data)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$49,461	$44,605
Receivables, net of allowance for doubtful accounts of $12,404 and $12,477 as of 2024 and 2023, respectively	334,798	301,189
Other current assets	41,009	27,392
Total current assets	425,268	373,186
Property, plant and equipment (note 5)	4,574,894	4,274,831
Less accumulated depreciation and amortization	(2,974,085)	(2,708,361)
Net property, plant and equipment	1,600,809	1,566,470
Operating lease right of use assets	1,355,231	1,315,433
Financing lease right of use assets	8,331	11,184
Goodwill (note 6)	2,035,082	2,035,271
Intangible assets, net (note 6)	1,062,601	1,171,434
Other assets	99,227	90,644
Total assets	$6,586,549	$6,563,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$21,586	$18,238
Current maturities of long-term debt, net of deferred financing costs of $611 and $380 in 2024 and 2023, respectively (note 9)	249,806	250,018
Current operating lease liabilities (note 7)	218,108	210,568
Current financing lease liabilities (note 7)	1,331	1,331
Accrued expenses (note 8)	133,943	107,195
Deferred income	153,700	126,547
Total current liabilities	778,474	713,897
Long-term debt, net of deferred financing costs of $22,826 and $28,865 in 2024 and 2023, respectively (note 9)	2,961,058	3,091,109
Operating lease liabilities (note 7)	1,114,407	1,075,285
Financing lease liabilities (note 7)	13,283	14,614
Deferred income tax liabilities (note 12)	8,006	12,047
Asset retirement obligation (note 10)	614,713	397,991
Other liabilities	48,588	41,891
Total liabilities	5,538,529	5,346,834
Stockholders’ equity (note 14):
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2024 and 2023	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized, 88,867,481 and 88,486,495 shares issued and 87,976,923 and 87,645,560 outstanding at 2024 and 2023, respectively	89	88
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2024 and 2023	14	14
Additional paid-in-capital	2,159,292	2,103,282
Accumulated comprehensive loss	(2,954)	(428)
Accumulated deficit	(1,036,582)	(819,235)
Cost of shares held in treasury, 890,558 and 840,935 shares in 2024 and 2023, respectively	(72,688)	(67,347)
Non-controlling interest	849	414
Stockholders’ equity	1,048,020	1,216,788
Total liabilities and stockholders’ equity	$6,586,549	$6,563,622
See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2024, 2023 and 2022
(In thousands, except share and per share data)

	2024	2023	2022
Statements of Income
Net revenues (note 2)	$2,207,103	$2,110,987	$2,032,140
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	727,875	696,799	667,288
General and administrative expenses (exclusive of depreciation and amortization)	361,133	344,780	350,623
Corporate expenses (exclusive of depreciation and amortization)	129,145	106,025	102,500
Depreciation and amortization (note 11)	462,967	293,423	349,449
Gain on disposition of assets	(6,057)	(5,474)	(15,721)
	1,675,063	1,435,553	1,454,139
Operating income	532,040	675,434	578,001
Other expense (income):
Loss on extinguishment of debt	270	115	—
Interest income	(2,315)	(2,115)	(1,293)
Interest expense	171,709	174,512	127,510
Equity in earnings of investee	(5,094)	(3,696)	(4,315)
	164,570	168,816	121,902
Income before income tax expense	367,470	506,618	456,099
Income tax expense (note 12)	4,531	9,782	17,452
Net income	362,939	496,836	438,647
Earnings attributable to non-controlling interest	1,072	1,073	—
Net income attributable to controlling interest	361,867	495,763	438,647
Preferred stock dividends	365	365	365
Net income applicable to common stock	$361,502	$495,398	$438,282
Earnings per share:
Basic earnings per share	$3.54	$4.86	$4.32
Diluted earnings per share	$3.52	$4.85	$4.31
Cash dividends declared per share of common stock	$5.65	$5.00	$5.00
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	102,258,760	101,920,268	101,527,778
Weighted average common shares outstanding diluted	102,561,151	102,106,647	101,634,543
Statements of Comprehensive Income
Net income	$362,939	$496,836	$438,647
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(2,526)	231	(1,514)
Comprehensive income	360,413	497,067	437,133
Earnings attributable to non-controlling interest	1,072	1,073	—
Comprehensive income attributable to controlling interest	$359,341	$495,994	$437,133
See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2024, 2023 and 2022
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Total
Balance, December 31, 2021	$—	88	14	(50,852)	2,001,399	855	(734,415)	—	1,217,089
Non-cash compensation	—	—	—	—	11,012	—	—	—	11,012
Issuance of 248,947 shares of common stock through stock awards	—	—	—	—	30,366	—	—	—	30,366
Exercise of 194,035 shares of stock options	—	—	—	—	8,671	—	—	—	8,671
Issuance of 127,108 shares of common stock through employee purchase plan	—	—	—	—	10,223	—	—	—	10,223
Purchase of 95,679 shares of treasury stock	—	—	—	(10,506)	—	—	—	—	(10,506)
Foreign currency translation	—	—	—	—	—	(1,514)	—	—	(1,514)
Net income	—	—	—	—	—	—	438,647	—	438,647
Dividends/distributions to common shareholders ($5.00 per common share)	—	—	—	—	—	—	(508,249)	—	(508,249)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	—	(365)
Balance, December 31, 2022	$—	88	14	(61,358)	2,061,671	(659)	(804,382)	—	1,195,374
Non-cash compensation	—	—	—	—	10,323			—	10,323
Issuance of 168,176 shares of common stock through stock awards	—	—	—	—	16,615	—	—	—	16,615
Exercise of 60,385 shares of stock options	—	—	—	—	4,300	—	—	—	4,300
Issuance of 147,006 shares of common stock through employee purchase plan	—	—	—	—	11,389	—	—	—	11,389
Purchase of 57,239 shares of treasury stock	—	—	—	(5,989)	—	—	—	—	(5,989)
Foreign currency translation	—	—	—	—	—	231	—	—	231
Net income	—	—	—	—	—	—	495,763	1,073	496,836
Reallocation of capital	—	—	—	—	(1,016)	—	—	397	(619)
Dividends/distributions to common shareholders ($5.00 per common share)	—	—	—	—	—	—	(510,251)	(1,056)	(511,307)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	—	(365)
Balance, December 31, 2023	$—	88	14	(67,347)	2,103,282	(428)	(819,235)	414	1,216,788
Non-cash compensation	—	—	—	—	19,059			—	19,059
Issuance of 143,002 shares of common stock through stock awards	—	—	—	—	16,990	—	—	—	16,990
Exercise of 112,575 shares of stock options	—	1	—	—	9,089	—	—	—	9,090
Issuance of 125,409 shares of common stock through employee purchase plan	—	—	—	—	11,890	—	—	—	11,890
Purchase of 49,623 shares of treasury stock	—	—	—	(5,341)	—	—	—	—	(5,341)
Foreign currency translation	—	—	—	—	—	(2,526)	—	—	(2,526)
Net income	—	—	—	—	—	—	361,867	1,072	362,939
Reallocation of capital	—	—	—	—	(1,018)	—	—	1,018	—
Dividends/distributions to common shareholders ($5.65 per common share)	—	—	—	—	—	—	(578,849)	(1,655)	(580,504)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	—	(365)
Balance, December 31, 2024	$—	89	14	(72,688)	2,159,292	(2,954)	(1,036,582)	849	1,048,020
See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$362,939	$496,836	$438,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	462,967	293,423	349,449
Stock-based compensation	44,525	22,649	23,136
Amortization included in interest expense	6,332	6,538	6,158
Gain on disposition of assets	(6,057)	(5,474)	(15,721)
Loss on extinguishment of debt	270	115	—
Equity in earnings of investee	(5,094)	(3,696)	(4,315)
Deferred income tax (benefit) expense	(4,036)	2,384	3,212
Provision for doubtful accounts	8,770	12,737	9,013
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(43,000)	(28,744)	(22,511)
Prepaid expenses	(2,656)	1,087	(906)
Other assets	(7,424)	(3,363)	2,711
Increase (decrease) in:
Trade accounts payable	3,262	(307)	1,176
Accrued expenses	18,902	(1,708)	(10,773)
Operating lease liabilities	7,498	2,490	7,198
Other liabilities	26,412	(11,354)	(4,862)
Cash flows provided by operating activities	873,610	783,613	781,612
Cash flows from investing activities:
Capital expenditures	(125,284)	(178,271)	(167,078)
Acquisitions	(45,393)	(138,961)	(479,766)
Decrease in notes receivable	65	62	12,124
Proceeds from disposition of assets	5,706	7,051	15,649
Cash flows used in investing activities	(164,906)	(310,119)	(619,071)
Cash flows from financing activities:
Net proceeds from issuance of common stock	20,980	15,689	18,894
Cash used for purchase of treasury shares	(5,341)	(5,989)	(10,506)
Proceeds received from revolving credit facility	783,000	403,000	445,000
Payments on revolving credit facility	(569,000)	(378,000)	(575,000)
Principal payments on long-term debt	(400)	(381)	(365)
Principal payments on financing leases	(1,331)	(1,331)	(1,331)
Proceeds received from senior credit facility term loans	—	—	350,000
Payments on senior credit facility term loans	(350,000)	—	—
Proceeds received from accounts receivable securitization program	86,400	114,900	265,000
Payments on accounts receivable securitization program	(86,400)	(114,900)	(190,000)
Debt issuance costs	(464)	(2,951)	(1,583)
Distributions to non-controlling interest	(1,655)	(1,056)	(814)
Dividends/distributions	(579,214)	(510,616)	(508,614)
Cash flows used in financing activities	(703,425)	(481,635)	(209,319)
Effect of exchange rate changes in cash and cash equivalents	(423)	127	(391)
Net increase (decrease) in cash and cash equivalents	4,856	(8,014)	(47,169)
Cash and cash equivalents at beginning of year	44,605	52,619	99,788
Cash and cash equivalents at end of year	$49,461	$44,605	$52,619
Supplemental disclosures of cash flow information:
Cash paid for interest	$165,827	$168,011	$120,000
Cash paid for state and federal income taxes	$8,505	$11,432	$16,325
See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1)Description of the Business and Significant Accounting Policies
(a)Nature of Business
Lamar Advertising Company (the Company) is engaged in the outdoor advertising business, operating approximately 159,000 billboard advertising displays in 45 states and Canada. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.
In addition, the Company operates a logo sign business in 23 states throughout the United States and the province of Ontario, Canada and operates approximately 47,500 transit advertising displays in 23 states and Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising in airport terminals, on bus shelters, benches and buses in the markets it serves.
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
We manage our business through three operating segments – billboard, logo and transit advertising. We rent advertising space on billboards, buses, shelters, benches, logo plates and in airport terminals.
(c)Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(d)Goodwill and Intangible Assets
Goodwill is subject to an annual impairment test. The Company designated December 31 as the date of its annual goodwill impairment test. The Company is required to identify its reporting units and determine the carrying value of each reporting unit. The Company has identified three reporting units, billboard operations, transit operations and logo operations, by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to book an impairment loss.
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
The Company performed its annual measurement for impairment of the goodwill of its reporting units and concluded the fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on December 31, 2024 and 2023; therefore, the Company was not required to recognize an impairment loss.
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

	2024	2023	2022
Net revenues	$9,787	$9,599	$8,775
Direct advertising expenses	$4,698	$4,832	$4,044
General and administrative expenses	$4,525	$4,044	$3,904
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
(k)Dividends/Distributions
As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). During the years ended December 31, 2024, 2023 and 2022, the Company declared and paid distributions of its REIT taxable income of $578,849 or $5.65 per share, $510,251 or $5.00 per share and $508,249 or $5.00 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including the financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in its existing and future debt instruments, the Company’s ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs, the impact of general economic conditions on the Company's operations and other factors that the Board of Directors may deem relevant. During each of the years ended December 31, 2024, 2023 and 2022, the Company paid dividend distributions to holders of its Series AA Preferred Stock of $365 or $63.80 per share.
(l)Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. For the years ended December 31, 2024, 2023 and 2022 there were no dilutive shares excluded from the calculation.
(m)Stock Based Compensation
Compensation expense for share-based awards is recognized based on the grant date fair value of those awards. Stock based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized during the years ended December 31, 2024, 2023, and 2022 was $44,525, $22,649 and $23,136, respectively. The $44,525 expensed during the year ended December 31, 2024 consists of (i) $5,072 related to stock options and the employee stock purchase plan, (ii) $24,711 related to stock grants made under the Company’s performance-based stock incentive program in 2024, (iii) $13,996 related to LTIP Units issued to the Company's executive officers, and (iv) $745 related to restricted stock awards to directors. See Note 15 for information on the assumptions used to calculate the fair value of stock-based compensation.
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
(u)    Investments
On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, Inc. ("Vistar"), a leading global provider of programmatic technology for the digital out-of-home sector. This investment is accounted for as an equity method investment and is included in other assets on the Consolidated Balance Sheets. For the years ended December 31, 2024, 2023 and 2022, related to this investment, the Company recorded $5,298, $4,107 and $4,284, respectively, in equity in earnings of investee on the Consolidated Statements of Income and Comprehensive Income. See Note 23, "Subsequent Events" for additional information regarding the Company's interest in Vistar.
(v)    Subsequent Events
The Company has performed an evaluation of subsequent events through the date on which the financial statements are issued.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(2)Revenue
Revenue Recognition
Advertising revenues: The majority of our revenues are derived from contracts for advertising space on billboard, logo and transit displays. Contracts which do not meet the criteria of a lease under ASC 842, Leases are accounted for under ASC 606, Revenue from Contracts with Customers. The majority of our advertising space contracts do not meet the definition of a lease under ASC 842 and are therefore accounted for under ASC 606. The contract revenues are recognized ratably over their contract life. Costs to fulfill a contract, which include our costs to install advertising copy onto billboards, are capitalized and amortized to direct advertising expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Income and Comprehensive Income. During the years ended December 31, 2024 and 2023, we capitalized $28,003 and $26,349, respectively, of costs to fulfill contracts, which is included in other current assets on the Consolidated Balance Sheets, net of expensed costs of $27,686 and $26,041, respectively.
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
The following table presents our disaggregated revenue by source for the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Billboard Advertising	$1,956,176	$1,877,823	$1,813,995
Logo Advertising	84,028	82,324	80,145
Transit Advertising	166,899	150,840	138,000
Net Revenues	$2,207,103	$2,110,987	$2,032,140
(3)Acquisitions
Year Ended December 31, 2024
During the year ended December 31, 2024, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $45,393.
Each of these asset purchases was accounted for under the acquisition method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition purchase price has been allocated to assets acquired and liabilities assumed based on relative fair value estimates at the dates of acquisition.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following is a summary of the allocation of the purchase price in the above transactions.

Total
Property, plant and equipment	$10,600
Site locations	28,346
Non-competition agreements	380
Customer lists and contracts	1,302
Asset acquisition costs	182
Current assets	4,721
Current liabilities	(409)
Operating lease right of use assets	1,857
Operating lease liabilities	(1,586)
$45,393
Total acquired intangible assets for the year ended December 31, 2024 were $30,210. The acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $1,302 (7 year weighted average useful life) and site locations of $28,346 (15 year weighted average useful life). The aggregate amortization expense related to the 2024 acquisitions for the year ended December 31, 2024 was $1,214.
Year Ended December 31, 2023
During the year ended December 31, 2023, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of $138,961.
Each of these asset purchases was accounted for under the acquisition method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition purchase price has been allocated to assets acquired and liabilities assumed based on relative fair value estimates at the dates of acquisition.
The following is a summary of the allocation of the purchase price in the above transactions.

Total
Property, plant and equipment	$30,837
Goodwill	(50)
Site locations	90,152
Non-competition agreements	360
Customer lists and contracts	11,061
Asset acquisition costs	414
Current assets	8,410
Current liabilities	(3,851)
Operating lease right of use assets	11,016
Operating lease liabilities	(9,388)
$138,961
Total acquired intangible assets for the year ended December 31, 2023 were $101,937, of which $(50) was assigned to goodwill relating to the finalization of the fair value allocation of the assets acquired and liabilities assumed from Fairway Outdoor and Standard Outdoor in the business combination completed December 9, 2022. Goodwill is not amortized for financial statement purposes and no goodwill related to 2023 acquisitions is expected to be deductible for tax purposes. The acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $11,061 (7 year weighted average useful life) and site locations of $90,152 (15 year weighted

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
average useful life). The aggregate amortization expense related to the 2023 acquisitions for the year ended December 31, 2023 was approximately $3,330.
As of December 31, 2023, we finalized our fair value allocation of the assets acquired and liabilities assumed from Fairway Outdoor and Standard Outdoor in the business combination completed December 9, 2022. The changes to our updated fair value allocation of this business combination were considered immaterial and recorded during the year ended December 31, 2023.
(4)Non-cash Financing and Investing Activities
For the years ended December 31, 2024 and 2022, the Company had non-cash investing activities that resulted in an increase to the asset retirement obligation balance and the carrying value of the related property, plant and equipment in the amount of $215,899 and $110,321, respectively, related to the revision in estimate of the Company's asset retirement obligation. For the years ended December 31, 2024, 2023 and 2022, there were non-cash investing and financing activities for the recognition of ROU assets and lease liabilities at lease commencement as disclosed in Note 7, "Leases".
(5)Property, Plant and Equipment
Major categories of property, plant and equipment at December 31, 2024 and 2023 are as follows:

	Estimated Life (Years)	2024	2023
Land	—	$490,367	$482,424
Building and improvements	10 — 39	247,231	235,861
Advertising structures	5 — 15	3,679,719	3,401,132
Automotive and other equipment	3 — 7	157,577	155,414
		$4,574,894	$4,274,831
(6)Goodwill and Other Intangible Assets
The following is a summary of intangible assets at December 31, 2024 and 2023:

	Estimated Life (Years)	2024		2023
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$732,098	$665,095	$731,156	$640,635
Non-competition agreements	3 — 15	71,960	66,894	71,960	66,455
Site locations	15	2,982,504	2,002,272	2,955,324	1,891,078
Other	2 — 15	52,761	42,461	52,578	41,416
		$3,839,323	$2,776,722	$3,811,018	$2,639,584
Unamortizable Intangible Assets:
Goodwill		$2,288,618	$253,536	$2,288,807	$253,536
The changes in the gross carrying amount of goodwill for the years ended December 31, 2024 and 2023 are as follows:

Balance as of December 31, 2022	$2,288,805
Purchase price adjustments and other	2
Balance as of December 31, 2023	$2,288,807
Purchase price adjustments and other	(189)
Balance as of December 31, 2024	$2,288,618

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $141,892, $140,033 and $134,256, respectively. The following is a summary of the estimated amortization expense for future years:

2025	$135,374
2026	127,362
2027	123,359
2028	116,832
2029	108,303
Thereafter	451,371
Total	$1,062,601
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
During the year ended December 31, 2024, we had base operating lease costs of $319,058 and variable operating lease costs of $64,682, for a total operating lease cost of $383,740. During the year ended December 31, 2023, we had base operating lease costs of $311,640 and variable operating lease costs of $60,147, for a total operating lease cost of $371,787. During the year ended December 31, 2022, we had base operating lease costs of $306,825 and variable operating lease costs of $59,651, for a total operating lease cost of $366,476. Our operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). Also, for the years ended December 31, 2024, 2023 and 2022, we recorded a gain of $403, $295 and $824 respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $320,053, $310,863 and $298,831 were made reducing our operating lease liabilities for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in cash flows provided by operating activities in the Consolidated Statements of Cash Flows.
We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets or lease liabilities for agreements with a term of twelve months or less. We recorded $10,439, $10,189 and $7,478 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the years ended December 31, 2024, 2023 and 2022, respectively.
Our operating leases have a weighted-average remaining lease term of 12.2 years. The weighted-average discount rate of our operating leases is 5.2%. During the years ended December 31, 2024 and 2023, we obtained $24,627 and $24,999,

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions. Lease terminations during the year resulted in a $5,068 and $10,635 reduction to operating lease liabilities for the years ended December 31, 2024 and 2023, respectively.
The following is a summary of the maturities of our operating lease liabilities as of December 31, 2024:

2025	$257,371
2026	202,651
2027	178,355
2028	153,861
2029	131,753
Thereafter	915,090
Total undiscounted operating lease payments	1,839,081
Less: Imputed interest	(506,566)
Total operating lease liabilities	$1,332,515
During the years ended December 31, 2024 and 2023, we obtained no new leased assets in exchange for new financing lease liabilities. Our financing leases have a weighted-average remaining lease term of 2.9 years and a weighted-average discount rate of 3.1%. For the years ended December 31, 2024, 2023 and 2022, amortization expense of $2,853 was recorded within depreciation and amortization and interest expense of $463, $504 and $544, was recorded within interest expense, respectively, on the Consolidated Statements of Income and Comprehensive Income in relation to these financing lease liabilities. Cash payments of $1,331 were made reducing our financing lease liabilities for the years ended December 31, 2024, 2023 and 2022 and are included in cash flows used in financing activities in the Consolidated Statements of Cash Flows.
Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore they are no longer accounted for as a lease. For the years ended December 31, 2024, 2023 and 2022, non-lease variable transit expenses were $97,099, $87,688 and $78,877, respectively. These transit expenses are recorded in direct advertising expenses (exclusive of depreciation and amortization) on the Consolidated Statements of Income and Comprehensive Income.
(8)Accrued Expenses
The following is a summary of accrued expenses at December 31, 2024 and 2023:

	2024	2023
Payroll	$27,871	$21,903
Interest	22,837	23,322
Insurance benefits	10,972	10,801
Accrued variable lease and contract expense	34,416	30,375
Stock-based compensation	16,404	7,936
Other	21,443	12,858
	$133,943	$107,195

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(9) Long-term Debt
Long-term debt consists of the following at December 31, 2024 and 2023:

	December 31, 2024
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$883,474	$5,623	$877,851
Accounts Receivable Securitization Program	250,000	611	249,389
3 3/4% Senior Notes	600,000	3,802	596,198
3 5/8% Senior Notes	550,000	5,440	544,560
4% Senior Notes	549,595	4,854	544,741
4 7/8% Senior Notes	400,000	3,107	396,893
Other notes with various rates and terms	1,232	—	1,232
	3,234,301	23,437	3,210,864
Less current maturities	(250,417)	(611)	(249,806)
Long-term debt, excluding current maturities	$2,983,884	$22,826	$2,961,058

	December 31, 2023
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,019,222	$8,266	$1,010,956
Accounts Receivable Securitization Program	250,000	380	249,620
3 3/4% Senior Notes	600,000	4,923	595,077
3 5/8% Senior Notes	550,000	6,226	543,774
4% Senior Notes	549,516	5,675	543,841
4 7/8% Senior Notes	400,000	3,775	396,225
Other notes with various rates and terms	1,634	—	1,634
	3,370,372	29,245	3,341,127
Less current maturities	(250,398)	(380)	(250,018)
Long-term debt, excluding current maturities	$3,119,974	$28,865	$3,091,109
Long-term debt contractual maturities are as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2025	$418	$—	$418
2026	$442	$—	$442
2027	$849,820	$3,044	$846,776
2028	$884,000	$6,993	$877,007
2029	$400,000	$3,107	$396,893
Thereafter	$1,099,621	$10,293	$1,089,328
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
On July 29, 2022, Lamar Media entered into Amendment No. 2 ("Amendment No. 2") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. Amendment No. 2 established the Term A loans as a new class of incremental term loans. The Term A loans were set to mature on February 6, 2025 with no required amortization payments prior to maturity and bore interest at rates based on the Term SOFR ("Term SOFR Term A loans") or the Adjusted Base Rate ("Base Rate Term A loans"), at Lamar Media's option. Term SOFR Term A loans bore interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50% (or the Adjusted Term SOFR Rate plus 1.25% at any time the Total Debt Ratio is less than or equal to 3.25 to 1). Base Rate Term A loans bore interest at a rate per annum equal to the Adjusted Base Rate plus 0.50% (or the Adjusted Base Rate plus 0.25% at any time the total debt ratio is less than or equal to 3.25 to 1). The covenants, events of default and other terms of the senior credit facility apply to the Term A loans. Lamar Media borrowed all $350,000 in Term A loans on July 29, 2022. Proceeds from the Term A loans were used to repay outstanding balances on the revolving credit facility and a portion of the outstanding balance on the Accounts Receivable Securitization Program. The Term A loans were subsequently repaid in full on July 31, 2024.
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
As of December 31, 2024, there were $284,000 in outstanding borrowings under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $8,789 in letters of credit outstanding as of December 31, 2024 resulting in $457,211 of availability under the revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on July 31, 2028.
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
As of December 31, 2024, there was $250,000 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability for borrowing under the Accounts Receivable Securitization Program as of December 31, 2024. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the year ended December 31, 2024.
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
Exchange Offers
In October 2020, the Company completed a subsequent exchange offer with respect to each of the 4% Notes, 3 3/4% Notes, and 4 7/8% Notes, in each case, for substantially identical notes registered under the Securities Act of 1933, as amended. In September 2021, the Company completed a subsequent exchange offer with respect to the 3 5/8% Notes for substantially identical notes registered under the Securities Act of 1933, as amended.
Debt Repurchase Program
The Company’s Board of Directors has authorized Lamar Media to repurchase up to $250,000 outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026. There were no repurchases under the program as of December 31, 2024.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(10)Asset Retirement Obligation
The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2022	$390,442
Additions to asset retirement obligations	4,548
Revision in estimates	1,230
Accretion expense	7,210
Liabilities settled	(5,439)
Balance at December 31, 2023	$397,991
Additions to asset retirement obligations	289
Revision in estimates	215,899
Accretion expense	7,843
Liabilities settled	(7,309)
Balance at December 31, 2024	$614,713
Revision in estimates in December 31, 2024 of $215,899 reflects changes in cost estimates to remove structures and resurface land for structures that reside on leased land in the Company's outdoor advertising portfolio.
(11)Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Consolidated Statements of Income and Comprehensive Income are as follows:

	Year Ended December 31,
	2024	2023	2022
Direct advertising expenses	$439,933	$273,297	$330,357
General and administrative expenses	5,334	5,691	5,242
Corporate expenses	17,700	14,435	13,850
	$462,967	$293,423	$349,449
The increase in the amount of depreciation and amortization expense excluded from direct advertising expense for the year ended December 31, 2024 is due to the revision in the removal cost estimate included in the calculation of asset retirement obligations during the period.
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Income tax expense consists of the following:

	Current	Deferred	Total
Year ended December 31, 2024
U.S. federal	$5,942	$945	$6,887
State and local	2,277	366	2,643
Foreign	348	(5,347)	(4,999)
	$8,567	$(4,036)	$4,531
Year ended December 31, 2023
U.S. federal	$6,223	$1,280	$7,503
State and local	2,035	(26)	2,009
Foreign	(860)	1,130	270
	$7,398	$2,384	$9,782
Year ended December 31, 2022
U.S. federal	$5,663	$2,073	$7,736
State and local	3,376	(136)	3,240
Foreign	5,201	1,275	6,476
	$14,240	$3,212	$17,452
As of December 31, 2024, the Company had income taxes receivable of $2,104 which was recorded within other current assets on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, the Company had income taxes payable of $199 and $36, respectively, which was recorded within accrued expenses on the Consolidated Balance Sheets.
The U.S. and foreign components of earnings before income taxes are as follows:

	2024	2023	2022
U.S.	$368,924	$509,040	$446,395
Foreign	(1,454)	(2,422)	9,704
Total	$367,470	$506,618	$456,099
A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 21 percent to income before taxes for the 2024, 2023 and 2022 tax years is as follows:

	2024	2023	2022
Income tax expense at U.S. federal statutory rate	$77,166	$106,390	$95,781
Tax adjustment related to REIT(a)	(76,410)	(101,486)	(86,793)
State and local income taxes, net of federal income tax benefit	2,522	2,732	2,850
Book expenses not deductible for tax purposes	2,401	2,574	3,042
Stock-based compensation	4,814	513	(3,336)
Valuation allowance(b)	548	875	(14,984)
Undistributed earnings of foreign subsidiaries(c)	(55)	(95)	(84)
Jurisdictional tax rate change	(5,417)	—	—
Other differences, net(d)	(1,038)	(1,721)	20,976
Income tax expense	$4,531	$9,782	$17,452
(a)Includes dividend paid deduction of $121,466, $107,137 and $106,129 for the tax years ended December 31, 2024, 2023 and 2022, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(b)For the years ended December 31, 2024, 2023 and 2022, a non-cash valuation allowance of $548, $875 and ($14,984), respectively, was recorded to income tax expense (benefit) due to our limited ability to utilize Puerto Rico and Canada deferred tax assets in future years.
(c)    Management does not assert that the undistributed earnings of our Canadian subsidiaries will be permanently reinvested. For the years ended December 31, 2024, 2023 and 2022, we recognized a deferred tax benefit of $55, $95 and $84, respectively, for future foreign withholding taxes related to undistributed earnings.
(d)    Under Section 1031.01(b)(10) of the 2011 Puerto Rico Code, net operating losses and the tax basis of any other assets shall be reduced for forgiveness of debt to the extent by which the taxpayer is insolvent. As a result, a non-cash expense of $15,201 was recorded to income tax expense for the reduction of Puerto Rico deferred tax assets for the year ended December 31, 2022. The Puerto Rico income tax withholding rate applicable on the accrued interest of the debt is 29%. As a result, for the year ended December 31, 2022, a cash expense of $5,068 was recorded to income tax expense.
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2024	2023
Deferred tax assets:
Allowance for doubtful accounts	$222	$211
Net operating loss carry forwards	3,637	5,261
Tax credit carry forwards	514	1,202
Charitable contributions carry forward	—	2
Intangibles	785	—
Gross deferred tax assets	5,158	6,676
Less: valuation allowance	(3,402)	(5,333)
Net deferred tax assets	1,756	1,343
Deferred tax liabilities:
Intangibles	—	(4,926)
Accrued liabilities not deducted for tax purposes	(2,214)	(2,133)
Investment in partnerships	(3,940)	(2,611)
Property, plant and equipment	(2,900)	(2,956)
Undistributed earnings of foreign subsidiaries	(708)	(764)
Gross deferred tax liabilities	(9,762)	(13,390)
Net deferred tax liabilities	$(8,006)	$(12,047)
As of December 31, 2024, we have approximately $8,627 of U.S. net operating loss carry forwards to offset future taxable income all of which is subject to Internal Revenue Code §382 limitation but will be available to be fully utilized by no later than 2027. These carry forwards expire between 2032 through 2037.
As of December 31, 2024, we have approximately $1,427,833 of state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $47 of various credits available to offset future state income tax.
As of December 31, 2024, we had approximately $11,867 of Canadian net operating loss carry forwards before valuation allowances. These Canadian net operating losses are available to offset future taxable income. These carry forwards expire between 2026 and 2044.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
forwards governed by the tax code. Based on the current level of pretax earnings, the Company will not generate the minimum amount of future taxable income to support the realization of the deferred tax assets. As a result, management has determined that a valuation allowance related to Canada net operating loss carry forwards and other deferred tax assets is necessary. The valuation allowance for Canada deferred tax assets as of December 31, 2024 and 2023 was $3,402 and $1,235, respectively. For this same reason, there was also a valuation allowance for Puerto Rico deferred tax assets as of December 31, 2023 of $4,098. Our Puerto Rico subsidiaries were dissolved during the year ended December 31, 2024. The net change in the total valuation allowance for the years ended December 31, 2024 and 2023 was a (decrease) increase of $(1,931) and $898, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry forward period increase.
As of December 31, 2024, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $14,162. Management does not designate these earnings as permanently reinvested and has recognized a deferred tax liability of approximately $708 related to foreign withholding taxes on these earnings. We have recognized a current year tax benefit of $55 related to 2024 earnings.
Under ASC 740, Income Taxes, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2021	$5,125
Additions for tax positions related to current year	718
Additions for tax positions related to prior years	1,142
Lapse of statute of limitations	(1,441)
Balance as of December 31, 2022	5,544
Additions for tax positions related to prior years	703
Lapse of statute of limitations	(1,815)
Balance as of December 31, 2023	$4,432
Additions for tax positions related to current year	71
Additions for tax positions related to prior years	317
Reductions for tax positions related to prior years	(1,396)
Lapse of statute of limitations	(798)
Balance as of December 31, 2024	$2,626
As of December 31, 2024, 2023, and 2022, there are $2,626, $4,432, and $5,544 of unrecognized tax benefits that, if recognized would impact our effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2024, we recognized a benefit to interest and penalties of $71. During the years ended December 31, 2023, and 2022, we recognized $76 and $212 of expense in interest and penalties, respectively. The Company had $1,325 and $1,396 of interest and penalties accrued at December 31, 2024 and 2023, respectively.
Within the next twelve months, we expect to decrease our unrecognized tax benefits by approximately $1,560 as a result of the expiration of statute of limitations.
We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years prior to 2021, or for any U.S. state income tax audit prior to 2021. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2021 and 2020, respectively.
As of January 1, 2024, we and our subsidiaries are subject to the OECD Pillar Two Rules. The Pillar Two Rules can potentially lead to additional taxes when the effective tax rate (as defined by the Pillar Two Rules) in a jurisdiction is below 15%. While it is uncertain whether the U.S. will enact Pillar Two legislation, Canada where the Company operates has enacted

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Pillar Two legislation. The Pillar Two Rules, however, do not apply to “Excluded Entities” considered “Real Estate Investment Vehicles” and certain subsidiaries of Excluded Entities. The majority of our entities qualify as excluded entities.
For those entities not considered Excluded Entities, Pillar Two did not have a material impact on the Company’s effective tax rate or the Company’s Consolidated Statements of Operations and Comprehensive Loss.
(13)Related Party Transactions
Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.
RTC Holdings, LLC (“RTC”), a telecommunications company, is 100% owned by entities owned by members of the Reilly family. Entities owned by Sean E. Reilly, President and Chief Executive Officer of the Company; Kevin P. Reilly, Jr., Executive Chairman of the Board of Directors; and members of their respective immediate families hold a majority stake in RTC of approximately 89%. The Reilly Family, LLC, which is owned by Sean E. Reilly, Kevin P. Reilly, Jr., members of our Board of Directors Anna Reilly and Wendell Reilly, and entities owned by each of them and members of their respective immediate families, holds the remaining minority stake in RTC of approximately 11%. On May 31, 2019, RTC acquired EATELCORP, LLC (“EATEL”) and its subsidiaries. EATEL provides phone and internet services to consumers and businesses in Louisiana. EATEL also provides data back-up and recovery services to businesses. During the years ended December 31, 2024 and 2023, the Company was a customer of EATEL for data back-up and recovery services. The aggregate amount paid by the Company to EATEL for such services was $23 and $84 for the years ended December 31, 2024 and 2023, respectively. The Company was also contracted by EATEL to provide advertising services in the aggregate amount of $230 and $206 for the years ended December 31, 2024 and 2023, respectively.
The Company had $162 and $274 receivables from employees or executive officers at December 31, 2024 and 2023, respectively.
On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar, a leading global developer of programmatic technology for the digital out-of-home sector. For the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue of $25,333, $12,050 and $13,074, respectively, from advertisements generated through Vistar's programmatic technology platform. We also incurred expenses of $2,499, $1,134 and $1,167 related to these advertisements and other digital technology agreements with Vistar for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 23, "Subsequent Events" for additional information regarding the Company's interest in Vistar.
(14)Stockholders’ Equity
On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock, which shares were subsequently exchanged on a one for one basis in the REIT conversion. The Series AA preferred stock ranks senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock is entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2024 was $3,649. The Series AA preferred stock is entitled to one vote per share.
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
As of December 31, 2024, no shares of our Class A common stock have been sold under the 2024 Sales Agreement or were sold under the prior Sales Agreement and accordingly $400,000 remained available to be sold under the 2024 Sales Agreement as of December 31, 2024.
On July 24, 2024, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. The shelf registration statement replaced a prior shelf registration statement which expired. As of December 31, 2024, the Company did not issue any shares under its shelf registration statements.
The Company’s Board of Directors has authorized the repurchase of up to $250,000 of the Company’s Class A common stock. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026. There were no repurchases under the program as of December 31, 2024.
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
In February 2013, the 1996 Plan was amended to eliminate the provision that limited the amount of Class A common stock, including shares retained from an award, that could be withheld to satisfy tax withholding obligations to the minimum tax obligations required by law (except with respect to option awards). In accordance with ASC 718, Compensation – Stock Compensation, the Company is required to classify the awards affected by the amendment as liability-classified awards at fair value each period prior to their settlement. As of December 31, 2024 and 2023, the Company recorded a liability, in accrued expenses, of $16,404 and $7,936, respectively, related to its equity incentive awards affected by this amendment.

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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2024	5%	45%	4%	6
2023	5%	45%	4%	6
2022	5%	45%	2%	6
Information regarding stock options under the 1996 Plan for the year ended December 31, 2024 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, beginning of year	391,015	$85.81
Granted	45,000	122.37
Exercised	(112,575)	80.74
Forfeited	—	—
Expired	—	—
Outstanding, end of year	323,440	$92.67	6.32
Exercisable at end of year	211,640	$85.35	5.31
At December 31, 2024 there was $2,682 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 1.70 years.
Shares available for future stock option, LTIP Units and restricted share grants to employees and directors under existing plans were 1,463,374 at December 31, 2024. The aggregate intrinsic value of options outstanding as of December 31,

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
2024 was $9,586 and the aggregate intrinsic value of options exercisable was $7,738. Total intrinsic value of options exercised was $4,627 for the year ended December 31, 2024.
Information regarding LTIP Units under the 1996 Plan for the year ended December 31, 2024 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	176,000	$95.50
Granted	120,000	117.29
Exercised	—	—
Forfeited	(35,200)	102.03
Outstanding, end of year	260,800	$104.64
Vested at end of year	140,800	$93.87
At December 31, 2024 there was $2,346 of unrecognized compensation cost related to LITP Units granted which is expected to be recognized in the first quarter of 2025.
The fair value of LTIP Units granted and vested as of December 31, 2024 was $27,291 and $13,216, respectively, based on the weighted average grant date fair value per unit.
Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available for issuance under the 2019 ESPP was automatically increased by 87,645 shares on January 1, 2024 pursuant to the automatic increase provisions of the 2019 ESPP.
The following is a summary of 2019 ESPP share activity for the year ended December 31, 2024:

Shares
Available for future purchases, January 1, 2024	242,292
Additional shares reserved under 2019 ESPP	87,645
Purchases	(125,409)
Available for future purchases, December 31, 2024	204,528
Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Plan based on certain Company performance measures for fiscal year 2024. The number of shares to be issued, if any, are generally dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2024 results and are issued in the first quarter of 2025. The shares subject to these awards generally can range from a minimum of 0% to a maximum of 120% of the target number of shares depending on the level at which the goals are attained. Under the 1996 Plan, the Company's Compensation Committee may also award additional shares in its discretion based on other factors, which awards, if any, for 2025, will also be issued in the first quarter of 2025. Based on the Company’s performance measures achieved through December 31, 2024, the Company recorded $24,711, $11,677 and $11,545 as stock-based compensation expense related to these agreements for the years ended December 31, 2024, 2023 and 2022, respectively.
LTIP Units. In addition to stock compensation, the Company may issue LTIP Units of the OP, a subsidiary of the Company, to certain officers, employees and directors under the 1996 Plan. Such LTIP Units are subject to vesting and forfeiture conditions based on performance criteria approved by the Compensation Committee, which generally mirrors the performance criteria applicable to the Company's performance-based compensation, as described above. The Compensation Committee may also make discretionary grants of LTIP Units based on other factors. LTIP Units are a class of units intended to qualify as "profits interests" of the OP. The LTIP Units convert into Common Units of the OP upon the occurrence of certain events. Common Units are redeemable by the holder for shares of the Company's Class A common stock after a holding period

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
of twelve months, or may be paid out in cash at the option of the general partner of the OP. As of December 31, 2024, the OP issued a total of 260,800 LTIP Units to the Company's executive officers, of which 140,800 LTIP units have vested. For the years ended December 31, 2024 and 2023, the Company recorded $13,996 and $5,347, respectively, as stock-based compensation expense related to these LTIP Units.
Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors' one year term. For the years ended December 31, 2024 and 2023, the Company recorded $746 and $715, respectively, in stock-based compensation expense related to these awards.
(16)Benefit Plans
The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2024 and 2023, the Company maintained $5,537 for both years in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.
Savings and Profit Sharing Plan
The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company has the option to match 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company matched contributions of $8,130, $7,265 and $6,780 for the years ended December 31, 2024, 2023 and 2022, respectively.
Deferred Compensation Plan
The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers that have attained the age of 30 and have a minimum of 10 years of service to the Company and satisfy additional eligibility guidelines are eligible for annual contributions to the plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. For the years ended December 31, 2024, 2023 and 2022, the Company contributed $2,223, $1,880 and $1,637, respectively.
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

2025	$50,092
2026	$36,680
2027	$24,729
2028	$20,921
2029	$15,058
Thereafter	$39,837
Legal matters
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
(18)Distribution Restrictions
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of the senior credit facility. As of December 31, 2024 and 2023, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $4,677,837 and $4,438,406, respectively.
As of December 31, 2024, the senior credit facility allows Lamar Media to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of December 31, 2024, transfers to Lamar Advertising are permitted under the senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of December 31, 2024 and 2023, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $3,428,317 and $3,188,886, respectively.
(19)Fair Value of Financial Instruments
At December 31, 2024 and 2023, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and initial recognition of asset retirement obligations are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,057,776, which is less than both the gross and carrying amount of $3,234,301 as of December 31, 2024. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).
(20)Information about Geographic Areas
Revenues from external customers attributable to foreign countries totaled $36,465, $30,568 and $29,465 for the years ended December 31, 2024, 2023 and 2022, respectively. Net carrying value of long-lived assets located in foreign countries totaled $13,972 and $13,930 as of December 31, 2024 and 2023, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.
(21) Segment Reporting
The Company revised its segment information to reflect the adoption of ASU 2023-07 and certain changes resulting from our periodic review of factors relevant to how the chief operating decision maker (CODM) assesses performance and allocates resources in accordance with FASB ASC 280, Segment Reporting. As described in Note 1, we currently manage our

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
operations through three operating segments - billboard, logo, and transit advertising. Logo and transit advertising do not meet the criteria to be reportable segments, and accordingly, are included in Other.
We define the term CODM to be our executive management group, which consists of our Executive Chairman, President and Chief Executive Officer, and Chief Financial Officer. Net revenues, advertising expenses and segmented adjusted EBITDA are used to monitor expected versus actual results. Total advertising expenses is the expense category regularly provided to the CODM. There are no other expenses regularly provided to the CODM that are used to manage the segment's operations. Total advertising expenses is defined as direct advertising expenses and general and administrative expenses excluding stock-based compensation expense and capitalized contract fulfillment costs. Segment Adjusted EBITDA is the profitability metric reported to the Company's CODM for purposes of assessing the performance of each operating segment as well as to make decisions related to invested capital, personnel, operational improvement or training, or to allocate other company resources. We define adjusted EBITDA as net income before income tax (expense) benefit, interest (expense) income, equity in (loss) earnings of investee, (loss) gain on extinguishment of debt and investments, stock-based compensation, depreciation and amortization, (loss) gain on disposition of assets and investments, transaction expenses and capitalized contract fulfillment costs, net. Segment information for total assets is not presented as this information is not used by the Company’s CODM in measuring segment performance or allocating resources between segments.
The following table presents our financial performance by segment:

	2024	2023	2022
Net revenues:
Billboard	$1,956,176	$1,877,823	$1,813,995
Other	250,927	233,164	218,145
Total net revenues	$2,207,103	$2,110,987	$2,032,140

Advertising expenses:
Billboard	$870,629	$852,912	$829,287
Other	200,790	176,985	174,702
Total advertising expenses	$1,071,419	$1,029,897	$1,003,989

Segmented adjusted EBITDA:
Billboard adjusted EBITDA	$1,085,547	$1,024,911	$984,708
Other adjusted EBITDA	50,137	56,179	43,443
Corporate expenses (a)	(102,526)	(95,366)	(90,072)
Adjusted EBITDA	$1,033,158	$985,724	$938,079
(a) Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Reconciliation of adjusted EBITDA to income before income tax expense:

	2024	2023	2022
Adjusted EBITDA	$1,033,158	$985,724	$938,079
Stock-based compensation expense	(44,525)	(22,649)	(23,136)
Capitalized contract fulfillment costs, net	317	308	555
Depreciation and amortization	(462,967)	(293,423)	(349,449)
Gain on disposition of assets	6,057	5,474	15,721
Equity in earnings of investee	5,094	3,696	4,315
Interest expense, net	(169,394)	(172,397)	(126,217)
Loss on debt extinguishment	(270)	(115)	—
Transaction expenses	—	—	(3,769)
Income before income tax expense	$367,470	$506,618	$456,099
(22) New Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires companies to disclose significant segment expenses and other segment items that impact each reported measure of segment income or loss. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted this guidance effective for the year ended December 31, 2024.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose disaggregated information related to the effective tax rate reconciliation and income taxes paid. This guidance is effective for public entities for fiscal years beginning after December 15, 2024. We do not anticipate the adoption of this guidance will have a material impact on the Company's consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in expense captions presented on the face of the Consolidated Statement of Income and Comprehensive Income. This guidance is effective for public entities for fiscal years beginning after December 15, 2026. The Company is currently reviewing this guidance and its impact on the Company's consolidated financial statements.
(23) Subsequent Event
On February 3, 2025 T-Mobile USA, Inc. acquired 100% of Vistar (the "Sale"). In connection with the closing of the Sale, the Company received $115,112 in cash as consideration for the sale of its 20% equity interest in Vistar. Up to an additional $15,086 of consideration for the Sale may be received by the Company in the future, upon release of the remaining purchase price for the Sale from escrow in connection with satisfaction of certain post-closing conditions.
The Company expects to recognize an initial gain of approximately $68,000 related to the transaction, and will account for any amounts to be received in the future as contingent gains, to be recognized upon receipt of such cash amounts.

SCHEDULE II
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2024, 2023 and 2022
(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2024
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$12,477	8,770	8,843	$12,404
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$5,333	—	1,931	$3,402
Year ended December 31, 2023
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,418	12,737	11,678	$12,477
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$4,435	898	—	$5,333
Year ended December 31, 2022
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,195	9,013	8,790	$11,418
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$19,433	—	14,998	$4,435

SCHEDULE III
LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Schedule of Real Estate and Accumulated Depreciation
December 31, 2024, 2023 and 2022
(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
360,487 Displays	—	—	$4,170,086	$(2,797,682)	Various	Various	5 to 20 years
(1)No single asset exceeded 5% of the total gross carrying amount at December 31, 2024
(2)This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)Includes sites under construction
The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31, 2024	December 31, 2023	December 31, 2022
Gross real estate assets:
Balance at the beginning of the year	$3,883,556	$3,745,006	$3,439,618
Capital expenditures on new advertising displays(4)	34,030	80,241	85,972
Capital expenditures on improvements/redevelopments of new/existing advertising displays	24,762	26,127	23,850
Capital expenditures other recurring(5)	253,950	42,703	141,030
Land acquisitions(6)	8,719	24,064	31,061
Acquisition of advertising displays(7)	3,153	9,285	64,223
Assets sold or written-off	(35,777)	(44,442)	(39,149)
Foreign exchange	(2,307)	572	(1,599)
Balance at the end of the year	$4,170,086	$3,883,556	$3,745,006
Accumulated depreciation:
Balance at the beginning of the year	$2,529,560	$2,440,956	$2,287,590
Depreciation	300,855	124,072	185,820
Assets sold or written-off	(31,469)	(35,791)	(31,514)
Foreign exchange	(1,264)	323	(940)
Balance at the end of the year	$2,797,682	$2,529,560	$2,440,956
(4)Includes non-cash amounts of $377, $1,138 and $2,367 at December 31, 2024, 2023 and 2022, respectively
(5)Includes non-cash amounts of $211,246, $1,186 and $103,019 at December 31, 2024, 2023 and 2022, respectively, related to the revision in cost estimate included in the calculation of asset retirement obligations
(6)Includes preliminary allocation of assets acquired during 2022
(7)Includes non-cash amounts of $72, $3,052 and $11,132 at December 31, 2024, 2023 and 2022, respectively

LAMAR MEDIA CORP.
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting	84
Report of Independent Registered Public Accounting Firm — Opinion on Internal Control Over Financial Reporting (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	85
Report of Independent Registered Public Accounting Firm — Opinion on the Consolidated Financial Statements (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	86
Consolidated Balance Sheets as of December 31, 2023 and 2022	88
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022	89
Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2024, 2023 and 2022	90
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	91
Notes to Consolidated Financial Statements	92
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022	99
Schedule III — Schedule of Real Estate and Accumulated Depreciation as of December 31, 2024, 2023 and 2022	100

Management’s Report on Internal Control Over Financial Reporting
The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Lamar Media Corp.’s management assessed the effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Media Corp.’s management has concluded that, as of December 31, 2024, Lamar Media Corp.’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Lamar Media Corp.:
Opinion on Internal Control Over Financial Reporting

We have audited Lamar Media Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements), and our report dated February 20, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
February 20, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Lamar Media Corp.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the accounting lease term for the portfolio of billboard land leases

As discussed in Note 1 to the consolidated financial statements, which refers to Note 7 to the consolidated financial statements of Lamar Advertising Company, a lessee determines the lease term at the commencement date by identifying the non-cancellable period of the lease and then adding any periods for which it is reasonably certain to exercise a renewal option (or not to exercise a termination option). The Company has approximately 71,500 billboard land leases for which they determined the lease term using a portfolio approach, in accordance with which the negotiated stated initial lease term for each billboard land lease was concluded to be the lease term under Accounting Standards Codification Topic 842, Leases (ASC 842).

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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s billboard land lease process, including controls related to the qualifications and experience of individuals negotiating the stated initial lease term, reconciliation of inputs into the system, approval of billboard land lease contracts, and annual evaluation of the renewals and terminations exercised by the Company during the year. We evaluated the competence, capabilities, and objectivity of the Company’s real estate team that negotiates the lease terms and conditions, and whether the team considers economic factors that are consistent with those enumerated in ASC 842 when negotiating the stated initial lease term and associated renewal and termination options. We inspected the Company’s assessment and conclusion about using the portfolio approach for its billboard land leases. We tested a sample of the Company’s billboard land lease population and obtained underlying documentation to evaluate whether the leases entered into are similar in terms of the lease agreement creation process, purpose for the lease (i.e. to host a Company billboard), and lease term considerations. We assessed the impact of billboard land leases with early terminations and renewals beyond the stated initial term to evaluate the Company’s assertion that use of the stated initial lease term as the lease term for its billboard land leases on a portfolio basis was appropriate.

/s/ KPMG LLP
KPMG LLP
We have served as the Company’s auditor since 1992.
Baton Rouge, Louisiana
February 20, 2025

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2024 and 2023
(In thousands, except share and per share data)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$48,961	$44,105
Receivables, net of allowance for doubtful accounts of $12,404 and $12,477 as of 2024 and 2023, respectively	334,798	301,189
Other current assets	41,009	27,392
Total current assets	424,768	372,686
Property, plant and equipment	4,574,894	4,274,831
Less accumulated depreciation and amortization	(2,974,085)	(2,708,361)
Net property, plant and equipment	1,600,809	1,566,470
Operating lease right of use assets	1,355,231	1,315,433
Financing lease right of use assets	8,331	11,184
Goodwill (note 3)	2,024,931	2,025,119
Intangible assets, net (note 3)	1,062,133	1,170,967
Other assets	93,604	85,021
Total assets	$6,569,807	$6,546,880
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$21,586	$18,238
Current maturities of long-term debt, net of deferred financing costs of $611 and $380 in 2024 and 2023, respectively (note 5)	249,806	250,018
Current operating lease liabilities	218,108	210,568
Current financing lease liabilities	1,331	1,331
Accrued expenses (note 4)	123,282	97,464
Deferred income	153,700	126,547
Total current liabilities	767,813	704,166
Long-term debt, net of deferred financing costs of $22,826 and $28,865 in 2024 and 2023, respectively (note 5)	2,961,058	3,091,109
Operating lease liabilities	1,114,407	1,075,285
Financing lease liabilities	13,283	14,614
Deferred income tax liabilities	8,006	12,047
Asset retirement obligation	614,713	397,991
Other liabilities	48,588	41,891
Total liabilities	5,527,868	5,337,103
Stockholder’s equity:
Common stock, $0.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2024 and 2023	—	—
Additional paid-in-capital	3,229,799	3,173,789
Accumulated comprehensive loss	(2,954)	(428)
Accumulated deficit	(2,185,755)	(1,963,998)
Non-controlling interest	849	414
Stockholder’s equity	1,041,939	1,209,777
Total liabilities and stockholder’s equity	$6,569,807	$6,546,880
See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Statements of Income
Net revenues	$2,207,103	$2,110,987	$2,032,140
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	727,875	696,799	667,288
General and administrative expenses (exclusive of depreciation and amortization)	361,133	344,780	350,623
Corporate expenses (exclusive of depreciation and amortization)	128,577	105,528	101,998
Depreciation and amortization	462,967	293,423	349,449
Gain on disposition of assets	(6,057)	(5,474)	(15,721)
	1,674,495	1,435,056	1,453,637
Operating income	532,608	675,931	578,503
Other expense (income):
Loss on extinguishment of debt	270	115	—
Interest income	(2,315)	(2,115)	(1,293)
Interest expense	171,709	174,512	127,510
Equity in earnings of investee	(5,094)	(3,696)	(4,315)
	164,570	168,816	121,902
Income before income tax expense	368,038	507,115	456,601
Income tax expense	4,531	9,782	17,452
Net income	363,507	497,333	439,149
Earnings attributable to non-controlling interest	1,072	1,073	—
Net income attributable to controlling interest	$362,435	$496,260	$439,149
Statements of Comprehensive Income
Net income	$363,507	$497,333	$439,149
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(2,526)	231	(1,514)
Comprehensive income	360,981	497,564	437,635
Earnings attributable to non-controlling interest	1,072	1,073	—
Comprehensive income attributable to controlling interest	$359,909	$496,491	$437,635
See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2024, 2023 and 2022
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Total
Balance, December 31, 2021	$—	3,071,905	855	(1,864,414)	—	1,208,346
Contribution from parent	—	60,273	—	—	—	60,273
Foreign currency translations	—	—	(1,514)	—	—	(1,514)
Net income	—	—	—	439,149	—	439,149
Dividend to parent	—	—	—	(518,753)	—	(518,753)
Balance, December 31, 2022	$—	3,132,178	(659)	(1,944,018)	—	1,187,501
Contribution from parent	—	42,627	—	—	—	42,627
Reallocation of capital	—	(1,016)	—	—	397	(619)
Foreign currency translations	—	—	231	—	—	231
Net income	—	—	—	496,260	1,073	497,333
Dividend to parent	—	—	—	(516,240)	(1,056)	(517,296)
Balance, December 31, 2023	$—	3,173,789	(428)	(1,963,998)	414	1,209,777
Contribution from parent	—	57,028	—	—	—	57,028
Reallocation of capital	—	(1,018)	—	—	1,018	—
Foreign currency translations	—	—	(2,526)	—	—	(2,526)
Net income	—	—	—	362,435	1,072	363,507
Dividend to parent	—	—	—	(584,192)	(1,655)	(585,847)
Balance, December 31, 2024	$—	3,229,799	(2,954)	(2,185,755)	849	1,041,939
See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$363,507	$497,333	$439,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	462,967	293,423	349,449
Non-cash compensation	44,525	22,649	23,136
Amortization included in interest expense	6,332	6,538	6,158
Gain on disposition of assets and investments	(6,057)	(5,474)	(15,721)
Loss on extinguishment of debt	270	115	—
Equity in earnings of investee	(5,094)	(3,696)	(4,315)
Deferred income tax expense	(4,036)	2,384	3,212
Provision for doubtful accounts	8,770	12,737	9,013
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(43,000)	(28,744)	(22,511)
Prepaid expenses	(2,656)	1,087	(906)
Other assets	(7,424)	(3,363)	2,711
Increase (decrease) in:
Trade accounts payable	3,262	(307)	1,176
Accrued expenses	18,902	(1,708)	(10,773)
Operating lease liabilities	7,498	2,490	7,198
Other liabilities	(10,567)	(39,154)	(47,110)
Cash flows provided by operating activities	837,199	756,310	739,866
Cash flows from investing activities:
Capital expenditures	(125,284)	(178,271)	(167,078)
Acquisitions	(45,393)	(138,961)	(479,766)
Decrease in notes receivable	65	62	12,124
Proceeds from disposition of assets	5,706	7,051	15,649
Cash flows used in investing activities	(164,906)	(310,119)	(619,071)
Cash flows from financing activities:
Proceeds received from revolving credit facility	783,000	403,000	445,000
Payments on revolving credit facility	(569,000)	(378,000)	(575,000)
Principal payments on long-term debt	(400)	(381)	(365)
Principal payments on financing leases	(1,331)	(1,331)	(1,331)
Proceeds received from senior credit facility term loans	—	—	350,000
Proceeds received from accounts receivable securitization program	86,400	114,900	265,000
Payments on accounts receivable securitization program	(86,400)	(114,900)	(190,000)
Debt issuance costs	(464)	(2,951)	(1,583)
Payment on senior credit facility term loans	(350,000)	—	—
Distributions to non-controlling interest	(1,655)	(1,056)	(814)
Dividends to parent	(584,192)	(516,240)	(518,753)
Contributions from parent	57,028	42,627	60,273
Cash flows used in financing activities	(667,014)	(454,332)	(167,573)
Effect of exchange rate changes in cash and cash equivalents	(423)	127	(391)
Net increase (decrease) in cash and cash equivalents	4,856	(8,014)	(47,169)
Cash and cash equivalents at beginning of year	44,105	52,119	99,288
Cash and cash equivalents at end of year	$48,961	$44,105	$52,119
Supplemental disclosures of cash flow information:
Cash paid for interest	$165,827	$168,011	$120,000
Cash paid for state and federal income taxes	$8,505	$11,432	$16,325
See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1)Description of the Business and Significant Accounting Policies
(a)Nature of Business
Lamar Media Corp. (“Lamar Media”) is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media is engaged in the outdoor advertising business operating approximately 159,000 outdoor advertising displays in 45 states and Canada. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.
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
Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 3, 5, 7, 10, 11, 12, 13, 14, 15, 16, 17, 18, 19, 20, 22, and 23 and portions of note 1 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this filing are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.
(b)Principles of Consolidation
The accompanying consolidated financial statements include Lamar Media, its subsidiary, Lamar Advertising Limited Partnership, and Lamar Advertising Limited Partnerships' wholly owned subsidiaries, The Lamar Company, L.L.C., Lamar Central Outdoor, LLC, Lamar TRS Holdings, LLC, Lamar Advertising Southwest, LLC, Interstate Logos, L.L.C., Lamar Obie Company, LLC, Lamar Canadian Outdoor Company, Lamar QRS Receivables, LLC, Fairway Media Group, LCC, Ashby Street Outdoor Holdings, LLC, SkyHigh Murals - Colossal Media, LLC and their majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
(2)Non-cash Financing and Investing Activities
For the years ended December 31, 2024 and 2022, the Company had non-cash investing activities that resulted in an increase to the asset retirement obligation balance and the carrying value of the related property, plant and equipment in the amount of $215,899 and $110,321, respectively, related to the revision in estimate of the Company's asset retirement obligation. For the years ended December 31, 2024, 2023 and 2022, there were non-cash investing and financing activities for the recognition of ROU assets and lease liabilities at lease commencement as disclosed in Note 7, "Leases".

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(3)Goodwill and Other Intangible Assets
The following is a summary of intangible assets at December 31, 2024 and 2023:

	Estimated Life (Years)	2024		2023
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7—10	$732,098	$665,095	$731,156	$640,635
Non-competition agreement	3—15	71,960	66,894	71,960	66,455
Site locations	15	2,982,504	2,002,272	2,955,324	1,891,078
Other	2—15	52,215	42,383	52,033	41,338
		$3,838,777	$2,776,644	$3,810,473	$2,639,506
Unamortizable Intangible Assets:
Goodwill		$2,277,597	$252,666	$2,277,786	$252,667
The changes in the gross carrying amount of goodwill for the years ended December 31, 2024 and 2023 are as follows:

Balance as of December 31, 2022	$2,277,784
Purchase price adjustments and other	2
Balance as of December 31, 2023	2,277,786
Purchase price adjustments and other	(189)
Balance as of December 31, 2024	$2,277,597
(4)Accrued Expenses
The following is a summary of accrued expenses at December 31, 2024 and 2023:

	2024	2023
Payroll	$27,871	$21,903
Interest	22,837	23,322
Insurance benefits	10,972	10,801
Accrued variable lease and contract expense	34,416	30,375
Non-cash compensation	16,404	7,936
Other	10,782	3,127
	$123,282	$97,464

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(5)Long-term Debt
Long-term debt consists of the following at December 31, 2024 and 2023:

	December 31, 2024
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$883,474	$5,623	$877,851
Accounts Receivable Securitization Program	250,000	611	249,389
3 3/4% Senior Notes	600,000	3,802	596,198
3 5/8% Senior Notes	550,000	5,440	544,560
4% Senior Notes	549,595	4,854	544,741
4 7/8% Senior Notes	400,000	3,107	396,893
Other notes with various rates and terms	1,232	—	1,232
	3,234,301	23,437	3,210,864
Less current maturities	(250,417)	(611)	(249,806)
Long-term debt, excluding current maturities	$2,983,884	$22,826	$2,961,058

	December 31, 2023
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,019,222	$8,266	$1,010,956
Accounts Receivable Securitization Program	250,000	380	249,620
3 3/4% Senior Notes	600,000	4,923	595,077
3 5/8% Senior Notes	550,000	6,226	543,774
4% Senior Notes	549,516	5,675	543,841
4 7/8% Senior Notes	400,000	3,775	396,225
Other notes with various rates and terms	1,634	—	1,634
	3,370,372	29,245	3,341,127
Less current maturities	(250,398)	(380)	(250,018)
Long-term debt, excluding current maturities	$3,119,974	$28,865	$3,091,109
Long-term debt contractual maturities are as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2025	$417	$—	$417
2026	$442	$—	$442
2027	$849,820	$3,044	$846,776
2028	$884,000	$6,993	$877,007
2029	$400,000	$3,107	$396,893
Later years	$1,099,622	$10,293	$1,089,329

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(6)Related Party Transactions
Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.
As of December 31, 2024 and 2023, there was a payable to Lamar Advertising Company, its parent, in the amount of $77 and $1,009, respectively.
Effective December 31, 2024 and 2023, Lamar Advertising Company contributed $57,028 and $42,627, respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(7)    Summarized Financial Information of Subsidiaries
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

Summarized Balance Sheet as of December 31, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$38,950	$52,617	$333,201	$—	$424,768
Noncurrent assets	4,302,475	6,368,402	297,831	(4,823,669)	6,145,039
Current liabilities	50,707	444,841	272,265	—	767,813
Noncurrent liabilities	3,249,628	1,738,404	384,695	(612,672)	4,760,055
Non-controlling interest	—	1,770	(921)	—	849

Summarized Balance Sheet as of December 31, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$33,875	$28,905	$309,906	$—	$372,686
Noncurrent assets	4,596,516	6,359,236	318,095	(5,099,653)	6,174,194
Current liabilities	45,225	387,408	271,533	—	704,166
Noncurrent liabilities	3,375,803	1,476,097	368,208	(587,171)	4,632,937
Non-controlling interest	—	964	(550)	—	414

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Summarized Statements of Income and Comprehensive Income for the Year Ended December 31, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$2,159,755	$49,840	$(2,492)	$2,207,103
Operating expenses (income)	—	1,626,780	50,207	(2,492)	1,674,495
Operating income (loss)	—	532,975	(367)	—	532,608
Net income (loss)	362,435	530,522	(10,804)	(518,646)	363,507
Net income (loss) attributable to controlling interest	$362,435	$529,937	$(11,291)	$(518,646)	$362,435

Summarized Statements of Income and Comprehensive Income for the Year Ended December 31, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$2,069,600	$44,068	$(2,681)	$2,110,987
Operating expenses (income)	—	1,392,389	45,348	(2,681)	1,435,056
Operating income (loss)	—	677,211	(1,280)	—	675,931
Net income (loss)	496,260	673,330	(16,393)	(655,864)	497,333
Net income (loss) attributable to controlling interest	$496,260	$672,943	$(17,079)	$(655,864)	$496,260

Summarized Statements of Income and Comprehensive Income for the Year Ended December 31, 2022

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$1,992,900	$41,789	$(2,549)	$2,032,140
Operating expenses (income)	—	1,425,150	31,036	(2,549)	1,453,637
Operating income (loss)	—	567,750	10,753	—	578,503
Net income (loss)	439,149	561,626	(81)	(561,545)	439,149
Net income (loss) attributable to controlling interest	$439,149	$561,626	$(81)	$(561,545)	$439,149

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(8) Segment Reporting
The following table presents our financial performance by segment:

	2024	2023	2022
Net revenues:
Billboard	$1,956,176	$1,877,823	$1,813,995
Other	250,927	233,164	218,145
Total net revenues	$2,207,103	$2,110,987	$2,032,140

Advertising expenses:
Billboard	$870,629	$852,912	$829,287
Other	200,790	176,985	174,702
Total advertising expenses	$1,071,419	$1,029,897	$1,003,989

Adjusted EBITDA:
Billboard adjusted EBITDA	$1,085,547	$1,024,911	$984,708
Other adjusted EBITDA	50,137	56,179	43,443
Corporate expenses (a)	(101,958)	(94,869)	(89,570)
Adjusted EBITDA	$1,033,726	$986,221	$938,581
(a) Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.
Reconciliation of adjusted EBITDA to income before income tax expense:

	2024	2023	2022
Adjusted EBITDA	$1,033,726	$986,221	$938,581
Non-cash compensation expense	(44,525)	(22,649)	(23,136)
Capitalized contract fulfillment costs, net	317	308	555
Depreciation and amortization	(462,967)	(293,423)	(349,449)
Gain on disposition of assets	6,057	5,474	15,721
Equity in earnings of investee	5,094	3,696	4,315
Interest expense, net	(169,394)	(172,397)	(126,217)
Loss on debt extinguishment	(270)	(115)	—
Transaction expenses	—	—	(3,769)
Income before income tax expense	$368,038	$507,115	$456,601

SCHEDULE II
LAMAR MEDIA CORP.
AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2024, 2023 and 2022
(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2024
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$12,477	8,770	8,843	$12,404
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$5,333	—	1,931	$3,402
Year ended December 31, 2023
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,418	12,737	11,678	$12,477
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$4,435	898	—	$5,333
Year ended December 31, 2022
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,195	9,013	8,790	$11,418
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$19,433	—	14,998	$4,435

SCHEDULE III
LAMAR MEDIA CORP.
AND SUBSIDIARIES
Schedule of Real Estate and Accumulated Depreciation
December 31, 2024, 2023 and 2022
(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
360,487 Displays	—	—	$4,170,086	$(2,797,682)	Various	Various	5 to 20 years
(1)No single asset exceeded 5% of the total gross carrying amount at December 31, 2024
(2)This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)Includes sites under construction
The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	December 31, 2024	December 31, 2023	December 31, 2022
Gross real estate assets:
Balance at the beginning of the year	$3,883,556	$3,745,006	$3,439,618
Capital expenditures on new advertising displays(4)	34,030	80,241	85,972
Capital expenditures on improvements/redevelopments of new/existing advertising displays	24,762	26,127	23,850
Capital expenditures other recurring(5)	253,950	42,703	141,030
Land acquisitions(6)	8,719	24,064	31,061
Acquisition of advertising displays(7)	3,153	9,285	64,223
Assets sold or written-off	(35,777)	(44,442)	(39,149)
Foreign exchange	(2,307)	572	(1,599)
Balance at the end of the year	$4,170,086	$3,883,556	$3,745,006
Accumulated depreciation:
Balance at the beginning of the year	$2,529,560	$2,440,956	$2,287,590
Depreciation	300,855	124,072	185,820
Assets sold or written-off	(31,469)	(35,791)	(31,514)
Foreign exchange	(1,264)	323	(940)
Balance at the end of the year	$2,797,682	$2,529,560	$2,440,956
(4)Includes non-cash amounts of $377, $1,138 and $2,367 at December 31, 2024, 2023 and 2022, respectively
(5)Includes non-cash amounts of $211,246, $1,186 and $103,019 at December 31, 2024, 2023 and 2022, respectively, related to the revision in cost estimate included in the calculation of asset retirement obligations
(6)Includes preliminary allocation of assets acquired during 2022
(7)Includes non-cash amounts of $72, $3,052 and $11,132 at December 31, 2024, 2023 and 2022, respectively

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Lamar Advertising Company
None.
Lamar Media Corp.
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2024, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.
Management’s Report on Internal Control Over Financial Reporting
Lamar Advertising Company
The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 46 of this combined Annual Report and is incorporated herein by reference.
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
Lamar Media Corp.
Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 84 of this combined Annual Report and is incorporated herein by reference.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

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

4(e)(4)	Supplemental Indenture to the Indenture dated as of January 26, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028.	Previously filed as Exhibit 4.2 to Lamar Advertising’s Quarterly Report for the period ended March 31, 2022 filed on May 5, 2022 and incorporated herein by reference.

4(e)(5)	Supplemental Indenture to the Indenture dated as of June 3, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028.	Previously filed as Exhibit 4.2 to Lamar Advertising’s Quarterly Report for the period ended June 30, 2022 filed on August 3, 2022 and incorporated herein by reference.

4(e)(6)	Supplemental Indenture to the Indenture dated as of May 14, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028.	Previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended June 30, 2024 filed on August 8, 2024 and incorporated herein by reference.

4(e)(7)	Supplemental Indenture to the Indenture dated as of July 1, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028.
Previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended September 30, 2024 filed on November 8, 2024 and incorporated herein by reference.

4(e)(8)	Supplemental Indenture to the Indenture dated as of December 6, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028.	Filed herewith.

4(f)(1)	Indenture, dated as of February 6, 2020, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 4% Senior Notes due 2030.	Previously filed as Exhibit 4.2 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

4(f)(2)	Form of 4% Senior Notes due 2030.
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

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(f)(4)	Supplemental Indenture to the Indenture dated as of January 26, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030.	Previously filed as Exhibit 4.3 to Lamar Advertising’s Quarterly Report for the period ended March 31, 2022 filed on May 5, 2022 and incorporated herein by reference.

4(f)(5)	Supplemental Indenture to the Indenture dated as of June 3, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030.	Previously filed as Exhibit 4.3 to Lamar Advertising’s Quarterly Report for the period ended June 30, 2022 filed on August 3, 2022 and incorporated herein by reference.

4(f)(6)	Supplemental Indenture to the Indenture dated as of May 14, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030.	Previously filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended June 30, 2024 filed on August 8, 2024 and incorporated herein by reference.

4(f)(7)	Supplemental Indenture to the Indenture dated as of July 1, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030.
Previously filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended September 30, 2024 filed on November 8, 2024 and incorporated herein by reference.

4(f)(8)	Supplemental Indenture to the Indenture dated as of December 6, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030.	Filed herewith.

4(g)(1)	Indenture, dated as of May 13, 2020, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 4 7/8% Senior Notes due 2029.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2020 and incorporated herein by reference.

4(g)(2)	Form of 4 7/8% Senior Notes due 2029.	Previously filed with the Indenture dated May 13, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2020 and incorporated herein by reference.

4(g)(3)	Form of 4 7/8% Senior Exchange Notes due 2029.	Previously filed with the Indenture dated May 13, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2020 and incorporated herein by reference.

4(g)(4)	Supplemental Indenture to the Indenture dated as of January 26, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029.	Previously filed as Exhibit 4.4 to Lamar Advertising’s Quarterly Report for the period ended March 31, 2022 filed on May 5, 2022 and incorporated herein by reference.

4(g)(5)	Supplemental Indenture to the Indenture dated as of June 3, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029.

Previously filed as Exhibit 4.4 to Lamar Advertising’s Quarterly Report for the period ended June 30, 2022 filed on August 3, 2022 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(g)(6)	Supplemental Indenture to the Indenture dated as of May 14, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029.	Previously filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended June 30, 2024 filed on August 8, 2024 and incorporated herein by reference.

4(g)(7)	Supplemental Indenture to the Indenture dated as of July 1, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029.
Previously filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended September 30, 2024 filed on November 8, 2024 and incorporated herein by reference.

4(g)(8)	Supplemental Indenture to the Indenture dated as of December 6, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029.	Filed herewith.

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

4(h)(4)	Supplemental Indenture to the Indenture dated as of January 26, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625%% Senior Notes due 2031.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Quarterly Report for the period ended March 31, 2022 filed on May 5, 2022 and incorporated herein by reference.

4(h)(5)	Supplemental Indenture to the Indenture dated as of June 3, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625%% Senior Notes due 2031.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Quarterly Report for the period ended June 30, 2022 filed on August 3, 2022 and incorporated herein by reference.

4(h)(6)	Supplemental Indenture to the Indenture dated as of May 14, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625%% Senior Notes due 2031.	Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended June 30, 2024 filed on August 8, 2024 and incorporated herein by reference.

4(h)(7)	Supplemental Indenture to the Indenture dated as of July 1, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625%% Senior Notes due 2031. Filed herewith.
Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended September 30, 2024 filed on November 8, 2024 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(h)(8)	Supplemental Indenture to the Indenture dated as of December 6, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625%% Senior Notes due 2031.	Filed herewith.

4(i)	Agreement of Resignation, Appointment and Acceptance, dated as of June 14, 2021, by and among Lamar Media, as issuer, U.S. Bank National Association, as successor trustee, and The Bank of New York Mellon Trust Company, N.A., as resigning trustee.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on June 21, 2021 and incorporated herein by reference.

10(a)(1)*	Lamar Advertising Company 1996 Equity Incentive Plan, as amended and restated by the Board of Directors on December 12, 2019.
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

10(c)(1)*	Summary of Management Compensatory Arrangements, dated March 28, 2016.	Previously filed on the Company’s Current Report on Form 8-K (File No. 1-36756) filed on March 29, 2016 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(d)(2)*	Summary of Non-Management Director Compensatory Arrangements, dated May 26, 2016.	Previously filed on the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 31, 2016 and incorporated herein by reference.

10(e)(1)	Receivables Financing Agreement, dated December 18, 2018, by and among Lamar Media, as initial Servicer, Lamar TRS Receivables, LLC and Lamar QRS	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 21, 2018 and incorporated herein by reference.

10(e)(2)	Purchase and Sale Agreement, dated December 18, 2018, by and among certain subsidiaries of Lamar Media, Lamar Media, as initial Servicer, and Lamar QRS Receivables, LLC as Buyer.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 21, 2018 and incorporated herein by reference.

10(e)(3)	Purchase and Sale Agreement, dated December 18, 2018, by and among certain subsidiaries of Lamar Media, Lamar Media, as initial Servicer, and Lamar TRS Receivables, LLC as Buyer.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 21, 2018 and incorporated herein by reference.

10(e)(4)	Performance Guaranty of Lamar Media dated December 18, 2018 in favor of PNC Bank, National Association.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 21, 2018 and incorporated herein by reference.

10(e)(5)	First Amendment to the Receivables Financing Agreement, dated as of February 6, 2020, by and among Lamar Media as initial Servicer, Lamar TRS Receivables, LLC and Lamar QRS Receivables, LLC as borrowers and PNC Bank, National Association as Administrative Agent and Lender.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10(e)(6)	First Amendment to the Purchase and Sale Agreement, dated as of February 6, 2020, by and among certain subsidiaries of Lamar Media, Lamar Media as initial Servicer, and Lamar QRS Receivables, LLC as Buyer.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10(e)(7)	First Amendment to the Purchase and Sale Agreement, dated as of February 6, 2020, by and among certain subsidiaries of Lamar Media, Lamar Media as initial Servicer, and Lamar TRS Receivables, LLC as Buyer.	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10(e)(8)	Second Amendment to the Receivables Financing Agreement, dated as of May 6, 2020, by and among Lamar Media as Servicer, Lamar TRS Receivables, LLC and Lamar QRS Receivables, LLC as borrowers and PNC Bank, National Association as Administrative Agent and Lender.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (File No. 1-36756) filed on August 6, 2020 and incorporated herein by reference.

10(e)(9)	Second Amendment to the Purchase and Sale Agreement, dated as of May 6, 2020, by and among certain subsidiaries of Lamar Media. as originators, Lamar Media as Servicer, and Lamar QRS Receivables, LLC as Buyer, and consented to by PNC Bank, National Association, as Administrative Agent.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (File No. 1-36756) filed on August 6, 2020 and incorporated herein by reference.

10(e)(10)	Third Amendment to the Receivables Financing Agreement, dated as of June 30, 2020, among Lamar Media, as Initial Servicer, Lamar TRS Receivables, LLC and Lamar QRS Receivables, LLC as borrowers, and PNC Bank, National Association, as Administrative Agent and a Lender.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on July 6, 2020 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(e)(11)	Fourth Amendment to the Receivables Financing Agreement, dated as of October 23, 2020, among Lamar Media, as Initial Servicer, Lamar TRS Receivables, LLC and Lamar QRS Receivables, LLC as borrowers, and PNC Bank, National Association, as Administrative Agent and a Lender.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on October 26, 2020 and incorporated herein by reference.

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

10(e)(13)	Sixth Amendment to the Receivables Financing Agreement, dated as of June 24, 2022, among Lamar Media, as Initial Servicer, the SPEs, as Borrowers, and PNC Bank, National Association, as Administrative Agent and a Lender. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on June 30, 2022 and incorporated herein by reference.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on June 30, 2022 and incorporated herein by reference.

10(e)(14)	Seventh Amendment to the Receivables Financing Agreement, dated as of October 15, 2024, among Lamar Media, as Initial Servicer, the SPEs, as Borrowers, and PNC Bank, National Association, as Administrative Agent and a Lender.	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-36756) filed on October 21, 2024 and incorporated herein by reference.

10(e)(15)	Joinder Agreement, dated as of July 1, 2024, to the Fourth Amended and Restated Credit Agreement dated as of dated as of February 6, 2020 (as amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and North Carolina Logos, LLC.
Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended September 30, 2024 filed on November 8, 2024 and incorporated herein by reference.

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

10(f)(29)	Fourth Amended and Restated Credit Agreement, dated as of February 6, 2020, by and among Lamar Media, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10(f)(30)	Joinder Agreement, dated as of March 17, 2022, to the Fourth Amended and Restated Credit Agreement dated as of dated as of February 6, 2020 (as amended by that certain Amendment No. 1, dated as of July 2, 2021, and as further amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Sky High Murals-Colossal Media, Inc.	Previously filed as Exhibit 10.1 to Lamar Advertising’s Quarterly Report for the period ended March 31, 2022 filed on May 5, 2022 and incorporated herein by reference.

10(f)(31)	Joinder Agreement, dated as of June 7, 2022, to the Fourth Amended and Restated Credit Agreement dated as of dated as of February 6, 2020 (as amended by that certain Amendment No. 1, dated as of July 2, 2021, and as further amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Advertising Limited Partnership, Lamar Advertising General Partner, and Sky High Murals-Colossal Media, LLC.	Previously filed as Exhibit 10.1 to Lamar Advertising’s Quarterly Report for the period ended June 30, 2022 filed on August 3, 2022 and incorporated herein by reference.

10(f)(32)	Amendment No. 2, dated as of July 29, 2022 to the Fourth Amended and Restated Credit Agreement dated February 6, 2020, by and among Lamar Media, as Borrower, the Company, Lamar Media’s subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and certain lenders from time to time party thereto.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on August 3, 2022 and incorporated herein by reference.

10(f)(33)	Amendment No. 3, dated as of April 26, 2023 to the Fourth Amended and Restated Credit Agreement dated February 6, 2020, by and among Lamar Media, as Borrower, the Company, Lamar Media's subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and certain lenders from time to time party thereto.	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-36756) filed on May 5, 2023 and incorporated herein by reference.

10(f)(34)	Amendment No. 4, dated as of July 31, 2023 to the Fourth Amended and Restated Credit Agreement dated February 6, 2020, by and among Lamar Media, as Borrower, the Company, Lamar Media's subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and certain lenders from time to time party thereto.	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-36756) filed on August 2, 2023 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(f)(35)	Joinder Agreement, dated as of May 14, 2024, to the Fourth Amended and Restated Credit Agreement dated as of dated as of February 6, 2020 (as amended by that certain Amendment No. 1, dated as of July 2, 2021, and as further amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and Alabama Logos, LLC.	Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended June 30, 2024 filed on August 8, 2024 and incorporated herein by reference.

10(f)(36)	Joinder Agreement, dated as of December 6, 2024, to the Fourth Amended and Restated Credit Agreement dated as of dated as of February 6, 2020 (as amended by that certain Amendment No. 1, dated as of July 2, 2021, and as further amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and OBCM, LLC.	Filed herewith.

10(g)(1)	Amended and Restated Limited Partnership Agreement Lamar Advertising Limited Partnership, dated July 1, 2022.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on July 7, 2022 and incorporated herein by reference.

10(g)(2)*	Form of 2022 LTIP Unit Award Agreement.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on July 7, 2022 and incorporated herein by reference.

10(g)(3)*	Form of 2023 LTIP Unit Award Agreement.	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-36756) filed on March 2, 2023 and incorporated herein by reference.

10(g)(4)*	Form of 2024 LTIP Unit Award Agreement.	Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended March 31, 2024 filed on May 2, 2024 and incorporated herein by reference.

10(l)*	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company, dated as of November 18, 2014.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

14(a)	Lamar Advertising Company Code of Business Conduct and Ethics.	Previously filed as Exhibit 14(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-36756) filed on February 24, 2023 and incorporated herein by reference.

19	Lamar Advertising Policy on Securities Trading and Inside Information.	Filed herewith.

21(a)	Subsidiaries of the Company.	Filed herewith.

22(a)	Subsidiary guarantors of Lamar Media.	Filed herewith.

23(a)	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

31(b)	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

97	Compensation Recovery Policy	Previously filed as Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-36756) filed on February 23, 2024 and incorporated herein by reference.

101
The following materials from the combined Annual Report of the Company and Lamar Media Corp. on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023 of the Company and Lamar Media, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022 of the Company and Lamar Media, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022 of the Company and Lamar Media, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022 of the Company and Lamar Media, and (v) Notes to Consolidated Financial Statements of the Company and Lamar Media.

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

LAMAR ADVERTISING COMPANY

February 20, 2025	By:	/s/ Sean E. Reilly
Sean E. Reilly
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Reilly	President and Chief Executive Officer (Principal Executive Officer)	2/20/25
Sean E. Reilly

/s/ Jay L. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	2/20/25
Jay L. Johnson

/s/ Kevin P. Reilly, Jr.	Executive Chairman and Director	2/20/25
Kevin P. Reilly, Jr.

/s/ Wendell S. Reilly	Director	2/20/25
Wendell S. Reilly

/s/ Stephen P. Mumblow	Director	2/20/25
Stephen P. Mumblow

/s/ Marshall A. Loeb	Director	2/20/25
Marshall A. Loeb

/s/ Thomas Reifenheiser	Director	2/20/25
Thomas Reifenheiser

/s/ Anna Reilly	Director	2/20/25
Anna Reilly

/s/ John E. Koerner, III	Director	2/20/25
John E. Koerner, III

/s/ Elizabeth Thompson	Director	2/20/25
Elizabeth Thompson

/s/ Nancy Fletcher	Director	2/20/25
Nancy Fletcher

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

February 20, 2025	By:	/s/ Sean E. Reilly
Sean E. Reilly
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	Executive Chairman and Director	2/20/25
Kevin P. Reilly, Jr.

/s/ Sean E. Reilly	President and Chief Executive Officer (Principal Executive Officer)	2/20/25
Sean E. Reilly

/s/ Jay L. Johnson	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	2/20/25
Jay L. Johnson

/s/ Lee Kantrow, Jr.	Executive Vice President of Mergers and Acquisitions and Director	2/20/25
Lee Kantrow, Jr.