Form 10-Q
period 2025-03-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2025-05-08
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from______to______
Commission File Number 1-36756
__________________________________
Lamar Advertising Company
__________________________________
Commission File Number 1-12407
__________________________________
Lamar Media Corp.
(Exact names of registrants as specified in their charters)
________________________________

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
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  ¨
Indicate by check mark whether each registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  x    No  ¨
Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ¨☐    No  ☒
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ¨☐    No  ☒
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of May 1, 2025: 87,969,955
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of May 1, 2025: 14,420,085
The number of shares of Lamar Media Corp. common stock outstanding as of May 1, 2025: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the actual results, performance or achievements of Lamar Advertising Company (referred to herein as the “Company” or “Lamar Advertising”) or Lamar Media Corp. (referred to herein as “Lamar Media”) to differ materially from those expressed or implied by the forward-looking statements:

•the state of the economy and financial markets generally and their effects on the markets in which we operate and the broader demand for advertising including economic changes that may result from new or increased tariffs, trade restrictions or geopolitical tensions;
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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2024 of the Company and Lamar Media (the “2024 Combined Form 10-K”), filed on February 20, 2025, and as such risk factors may be further updated or supplemented, from time to time, in our future combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,117	$49,461
Receivables, net of allowance for doubtful accounts of $11,879 and $12,404 in 2025 and 2024, respectively	308,135	334,798
Other current assets	61,063	41,009
Total current assets	405,315	425,268
Property, plant and equipment	4,599,455	4,574,894
Less accumulated depreciation and amortization	(3,004,117)	(2,974,085)
Net property, plant and equipment	1,595,338	1,600,809
Operating lease right of use assets	1,403,224	1,355,231
Financing lease right of use assets	7,618	8,331
Goodwill	2,035,085	2,035,082
Intangible assets, net	1,046,628	1,062,601
Other assets	53,967	99,227
Total assets	$6,547,175	$6,586,549
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$25,756	$21,586
Current maturities of long-term debt, net of deferred financing costs of $557 and $611 in 2025 and 2024, respectively	223,366	249,806
Current operating lease liabilities	193,033	218,108
Current financing lease liabilities	1,331	1,331
Accrued expenses	111,552	133,943
Deferred income	162,253	153,700
Total current liabilities	717,291	778,474
Long-term debt, net of deferred financing costs of $21,440 and $22,826 in 2025 and 2024, respectively	2,964,419	2,961,058
Operating lease liabilities	1,155,498	1,114,407
Financing lease liabilities	12,950	13,283
Deferred income tax liabilities	743	8,006
Asset retirement obligation	615,696	614,713
Other liabilities	49,008	48,588
Total liabilities	5,515,605	5,538,529
Stockholders’ equity:
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2025 and 2024	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized; 89,085,085 and 88,867,481 shares issued at 2025 and 2024, respectively; 87,969,955 and 87,976,923 outstanding at 2025 and 2024, respectively	89	89
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2025 and 2024	14	14
Additional paid-in capital	2,189,187	2,159,292
Accumulated comprehensive loss	(3,275)	(2,954)
Accumulated deficit	(1,056,985)	(1,036,582)
Cost of shares held in treasury, 1,115,130 and 890,558 shares at 2025 and 2024, respectively	(99,056)	(72,688)
Non-controlling interest	1,596	849
Stockholders’ equity	1,031,570	1,048,020
Total liabilities and stockholders’ equity	$6,547,175	$6,586,549

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Statements of Income
Net revenues	$505,430	$498,150
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	179,997	175,645
General and administrative expenses (exclusive of depreciation and amortization)	94,992	89,161
Corporate expenses (exclusive of depreciation and amortization)	31,172	35,704
Depreciation and amortization	77,821	75,228
Gain on disposition of assets and investments	(69,785)	(2,188)
	314,197	373,550
Operating income	191,233	124,600
Other (income) expense
Interest income	(492)	(467)
Interest expense	38,332	44,487
Equity in (earnings) loss of investee	(380)	559
	37,460	44,579
Income before income tax expense	153,773	80,021
Income tax expense	14,544	1,522
Net income	139,229	78,499
Net income attributable to non-controlling interest	474	275
Net income attributable to controlling interest	138,755	78,224
Cash dividends declared and paid on preferred stock	91	91
Net income applicable to common stock	$138,664	$78,133
Earnings per share:
Basic earnings per share	$1.35	$0.77
Diluted earnings per share	$1.35	$0.76
Cash dividends declared per share of common stock	$1.55	$1.30
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	102,437,911	102,115,159
Weighted average common shares outstanding diluted	102,797,307	102,447,333
Statements of Comprehensive Income
Net income	$139,229	$78,499
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(321)	(392)
Comprehensive income	138,908	78,107
Net income attributable to non-controlling interest	474	275
Comprehensive income attributable to controlling interest	$138,434	$77,832

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2024	$—	$89	$14	$(72,688)	$2,159,292	$(2,954)	$(1,036,582)	$849	$1,048,020
Non-cash compensation	—	—	—	—	3,993	—	—	—	3,993
Issuance of 168,450 shares of common stock through stock awards	—	—	—	—	22,235	—	—	—	22,235
Exercise of 6,950 shares of stock options	—	—	—	—	411	—	—	—	411
Issuance of 42,204 shares of common stock through employee purchase plan	—	—	—	—	4,082	—	—	—	4,082
Purchase of 224,572 shares of treasury stock	—	—	—	(26,368)	—	—	—	—	(26,368)
Foreign currency translation	—	—	—	—	—	(321)	—	—	(321)
Net income	—	—	—	—	—	—	138,755	474	139,229
Reallocation of capital	—	—	—	—	(826)	—	—	826	—
Dividends ($1.55 per common share) and other distributions	—	—	—	—	—	—	(159,067)	(553)	(159,620)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2025	$—	$89	$14	$(99,056)	$2,189,187	$(3,275)	$(1,056,985)	$1,596	$1,031,570

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2023	$—	$88	$14	$(67,347)	$2,103,282	$(428)	$(819,235)	$414	$1,216,788
Non-cash compensation	—	—	—	—	2,745	—	—	—	2,745
Issuance of 137,350 shares of common stock through stock awards	—	1	—	—	17,868	—	—	—	17,869
Exercise of 47,000 shares of stock options	—	—	—	—	3,415	—	—	—	3,415
Issuance of 40,322 shares of common stock through employee purchase plan	—	—	—	—	3,652	—	—	—	3,652
Purchase of 49,623 shares of treasury stock	—	—	—	(5,341)	—	—	—	—	(5,341)
Foreign currency translation	—	—	—	—	—	(392)	—	—	(392)
Net income	—	—	—	—	—	—	78,224	275	78,499
Reallocation of capital	—	—	—	—	(1,018)			1,018	—
Dividends ($1.30 per common share) and other distributions	—	—	—	—	—	—	(133,028)	(479)	(133,507)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2024	$—	$89	$14	$(72,688)	$2,129,944	$(820)	$(874,130)	$1,228	$1,183,637

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$139,229	$78,499
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	77,821	75,228
Stock-based compensation	10,577	14,466
Amortization included in interest expense	1,523	1,631
Gain on disposition of assets and investments	(69,785)	(2,188)
Equity in (earnings) loss of investee	(380)	559
Deferred tax (benefit) expense	(8,268)	246
Provision for doubtful accounts	1,195	312
Changes in operating assets and liabilities
Decrease (increase) in:
Receivables	25,469	2,229
Prepaid expenses	(6,332)	(6,746)
Other assets	(12,984)	(6,306)
Increase (decrease) in:
Trade accounts payable	2,250	325
Accrued expenses	(6,907)	(20,355)
Operating lease liabilities	(31,763)	(32,035)
Other liabilities	6,100	4,697
Net cash provided by operating activities	127,745	110,562
Cash flows from investing activities:
Acquisitions	(22,143)	(18,265)
Capital expenditures	(29,887)	(29,482)
Proceeds from disposition of assets and investments	117,456	2,731
Net cash provided by (used in) investing activities	65,426	(45,016)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(26,368)	(5,341)
Net proceeds from issuance of common stock	4,493	7,067
Principal payments on long-term debt	(103)	(98)
Principal payments on financing leases	(333)	(333)
Payments on revolving credit facility	(200,000)	(70,000)
Proceeds received from revolving credit facility	202,000	143,000
Payments on accounts receivable securitization program	(26,500)	(21,200)
Proceeds received from accounts receivable securitization program	—	6,900
Debt issuance costs	—	(23)
Distributions to non-controlling interest	(553)	(479)
Dividends/distributions	(159,158)	(133,119)
Net cash used in financing activities	(206,522)	(73,626)
Effect of exchange rate changes in cash and cash equivalents	7	(120)
Net decrease in cash and cash equivalents	(13,344)	(8,200)
Cash and cash equivalents at beginning of period	49,461	44,605
Cash and cash equivalents at end of period	$36,117	$36,405
Supplemental disclosures of cash flow information:
Cash paid for interest	$36,937	$42,520
Cash paid for foreign, state and federal income taxes	$7,032	$2,953

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

(1) Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2024 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.

(2) Revenues

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

The following table presents our disaggregated revenue by source for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Billboard advertising	$444,897	$439,385
Logo advertising	21,638	20,742
Transit advertising	38,895	38,023
Net revenues	$505,430	$498,150

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(3) Leases

During the three months ended March 31, 2025 and 2024, we had operating lease costs of $82,131 and $79,252, respectively, and variable lease costs of $13,932 and $13,442, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). For the three months ended March 31, 2025 and 2024, we recorded a loss of $21 and $8, respectively, in (gain) loss on disposition of assets and investments related to the amendment and termination of lease agreements. Cash payments of $112,596 and $115,690 were made reducing our operating lease liabilities for the three months ended March 31, 2025 and 2024, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets ("ROU assets") or lease liabilities for agreements with a term of twelve months or less. We recorded $2,634 and $2,527 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended March 31, 2025 and 2024, respectively.

Our operating leases have a weighted-average remaining lease term of 12.6 years. The weighted-average discount rate of our operating leases is 5.1%. Also, during the three months ended March 31, 2025 and 2024, we obtained $4,326 and $2,424, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.

The following is a summary of the maturities of our operating lease liabilities as of March 31, 2025:

2025	$167,022
2026	218,100
2027	192,354
2028	163,107
2029	142,208
Thereafter	1,002,715
Total undiscounted operating lease payments	1,885,506
Less: Imputed interest	(536,975)
Total operating lease liabilities	$1,348,531

During the three months ended March 31, 2025 and 2024, $713 of amortization expense for each period and $110 and $120 of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. Cash payments of $333 were made reducing our financing lease liabilities for each of the three months ended March 31, 2025 and 2024, and are included in cash flows used in financing activities in the Condensed Consolidated Statements of Cash Flows. Our financing leases have a weighted-average remaining lease term of 2.7 years and a weighted-average discount rate of 3.1%.

Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore they are no longer accounted for as a lease. For the three months ended March 31, 2025 and 2024, non-lease transit costs were $23,448 and $23,563, respectively. These transit expenses are recorded in direct advertising expenses (exclusive of depreciation and amortization) on the Condensed Consolidated Statements of Income and Comprehensive Income.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(4) Stock-Based Compensation

Equity Incentive Plan. Lamar 1996 Equity Incentive Plan, as amended, (the “1996 Plan”) has reserved 17.5 million shares of Class A common stock for issuance to directors and employees, including shares underlying granted options and common stock reserved for issuance under its performance-based incentive and LTIP unit program. Options granted under the 1996 plan expire ten years from the grant date with vesting terms ranging from three to five years which primarily include 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the Nasdaq Global Select Market on the date of grant.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company had 9,000 granted options of its Class A common stock during the three months ended March 31, 2025. At March 31, 2025 a total of 1,225,967 shares were available for future grant.

Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available for issuance under the 2019 ESPP was automatically increased by 87,976 shares on January 1, 2025 pursuant to the automatic increase provisions of the 2019 ESPP.
The following is a summary of 2019 ESPP share activity for the three months ended March 31, 2025:

Shares
Available for future purchases, January 1, 2025	204,528
Additional shares reserved under 2019 ESPP	87,976
Purchases	(42,204)
Available for future purchases, March 31, 2025	250,300

Stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, are generally dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2025 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2026. The shares subject to these awards can range from a minimum of 0% to a maximum of 120% of the target number of shares depending on the level at which the goals are attained. Under the Incentive Plan, the Company's Compensation Committee may also award additional shares in its discretion based on other factors, which awards, if any, will also be issued in the first quarter of 2026. For the three months ended March 31, 2025 and 2024, the Company recorded $6,518 and $9,925, respectively, as stock-based compensation expense.

LTIP Units. In addition to stock compensation, the Company may issue LTIP Units of Lamar Advertising Limited Partnership (the "OP"), a subsidiary of the Company, to certain officers, employees and directors under the Incentive Plan of the Company. Such LTIP Units are subject to vesting and forfeiture conditions based on performance criteria approved by the Compensation Committee. The Compensation Committee may also make discretionary grants of LTIP Units based on other factors. LTIP Units are a class of units intended to qualify as “profits interests” of the OP. The LTIP Units convert into Common Units of the OP upon the occurrence of certain events. Common Units are redeemable by the holder for shares of the Company's Class A common stock after a holding period of twelve months, or may be paid out in cash at the option of the general partner of the OP. As of March 31, 2025, the OP has a total of 380,800 LTIP Units issued and outstanding to the Company’s executive officers, of which 260,800 LTIP units have vested. For the three months ended March 31, 2025 and 2024, the Company recorded $2,421 and $3,062, respectively, as stock-based compensation expense related to these LTIP Units.

Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on grant date and 50% on the last day of the directors' one year term. For the three months ended March 31, 2025 and 2024, the Company recorded $65 and $137, respectively, in stock-based compensation expense related to these awards.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

(5) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three Months Ended March 31,
	2025	2024
Direct advertising expenses	$71,783	$69,676
General and administrative expenses	1,313	1,315
Corporate expenses	4,725	4,237
	$77,821	$75,228

(6) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at March 31, 2025 and December 31, 2024:

	Estimated Life (Years)	March 31, 2025		December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$733,438	$670,663	$732,098	$665,095
Non-competition agreements	3—15	72,110	67,099	71,960	66,894
Site locations	15	2,999,386	2,030,645	2,982,504	2,002,272
Other	2—15	52,825	42,724	52,761	42,461
		$3,857,759	$2,811,131	$3,839,323	$2,776,722
Unamortizable intangible assets:
Goodwill		$2,288,621	$253,536	$2,288,618	$253,536

(7) Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2024	$614,713
Additions to asset retirement obligations	136
Accretion expense	2,706
Liabilities settled	(1,859)
Balance at March 31, 2025	$615,696

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(8) Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of March 31, 2025 and December 31, 2024, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $4,655,282 and $4,677,837, respectively.

As of March 31, 2025, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of March 31, 2025, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of March 31, 2025 and December 31, 2024, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $3,405,761 and $3,428,317, respectively.

(9) Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options and LTIP units, while diluted earnings per share includes the dilutive effect of stock options and LTIP units. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three months ended March 31, 2025 or 2024.

(10) Long-Term Debt

Long-term debt consists of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$885,538	$5,109	$880,429
Accounts Receivable Securitization Program	223,500	557	222,943
3 3/4% Senior Notes	600,000	3,515	596,485
3 5/8% Senior Notes	550,000	5,239	544,761
4% Senior Notes	549,615	4,642	544,973
4 7/8% Senior Notes	400,000	2,935	397,065
Other notes with various rates and terms	1,129	—	1,129
	3,209,782	21,997	3,187,785
Less current maturities	(223,923)	(557)	(223,366)
Long-term debt, excluding current maturities	$2,985,859	$21,440	$2,964,419

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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
On July 29, 2022, Lamar Media entered into Amendment No. 2 ("Amendment No. 2") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. Amendment No. 2 established the Term A loans as a new class of incremental term loans. The Term A loans were set to mature on February 6, 2025 with no required amortization payments prior to maturity and bore interest at rates based on Term SOFR ("Term SOFR Term A loans") or the Adjusted Base Rate ("Base Rate Term A loans"), at Lamar Media's option. Term SOFR Term A loans bore interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50% (or the Adjusted Term SOFR Rate plus 1.25% at any time the Total Debt Ratio is less than or equal to 3.25 to 1). Base Rate Term A loans bore interest at a rate per annum equal to the Adjusted Base Rate plus 0.50% (or the Adjusted Base Rate plus 0.25% at any time the total debt ratio is less than or equal to 3.25 to 1). The covenants, events of default and other terms of the senior credit facility apply to the Term A loans. Lamar Media borrowed all $350,000 in Term A loans on July 29, 2022. Proceeds from the Term A loans were used to repay outstanding balances on the revolving credit facility and a portion of the outstanding balance on the Accounts Receivable Securitization Program. The Term A loans were subsequently repaid in full on July 31, 2024.

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

As of March 31, 2025, there were $286,000 in borrowings outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $8,770 in letters of credit outstanding as of March 31, 2025 resulting in $455,230 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity.

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

As of March 31, 2025 there was $223,500 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability for borrowing under the Accounts Receivable Securitization Program as of March 31, 2025. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the three months ended March 31, 2025.

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

Debt Repurchase Program

The Company’s Board of Directors has authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026. There were no repurchases under the program as of March 31, 2025.

(11) Fair Value of Financial Instruments

At March 31, 2025 and December 31, 2024, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,058,118 which does not exceed the carrying amount of $3,209,782 as of March 31, 2025. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

(12) Investments

On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, Inc. ("Vistar"), a leading global provider of programmatic technology for the digital out-of-home sector. On February 3, 2025, T-Mobile USA, Inc. acquired 100% of Vistar (the "Sale"). In connection with the closing of the Sale, the Company received $115,112 in cash consideration for the sale of its 20% equity interest in Vistar. Up to an additional $15,086 of consideration for the Sale may be received by the Company in the future, upon release of the remaining purchase price for the Sale from escrow in connection with satisfaction of certain post-closing conditions. During the three months ended March 31, 2025, the Company recognized a gain of $67,659 related to the transaction. An income tax expense of $13,148 was recorded during the three months ended March 31, 2025 as a result of the Sale, of which $21,172 was related to current income tax expense offset by a deferrred tax benefit of $8,024.

(13) New Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in expense captions presented on the face of the Consolidated Statements of Income and Comprehensive Income. This guidance is effective for public entities for fiscal years beginning after December 31, 2026. The Company is currently reviewing this guidance and its impact on the Company's consolidated financial statements.

(14) Dividends/Distributions

During the three months ended March 31, 2025 and 2024, the Company declared and paid cash distributions in an aggregate amount of $159,067 or $1.55 per share and $133,028 or $1.30 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of general economic conditions on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three months ended March 31, 2025 and 2024, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share for each period.

(15) Information About Geographic Areas

Revenues from external customers attributable to foreign countries totaled $8,360 and $7,704 for the three months ended March 31, 2025 and 2024, respectively. Net carrying value of long-lived assets located in foreign countries totaled $13,787 and $13,972 as of March 31, 2025 and December 31, 2024, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(16) Stockholders' Equity

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

As of March 31, 2025, no shares of our Class A common stock have been sold under the 2024 Sales Agreement or were sold under the prior Sales Agreement.

Shelf Registration. On July 24, 2024, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. The shelf registration statement replaced a prior shelf registration statement which expired. During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company did not issue any shares under its shelf registration statements.

Stock Repurchase Program. The Company’s Board of Directors has authorized the repurchase of up to $250,000 of the Company’s Class A common stock. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026. There were no repurchases under the program as of December 31, 2024. During the three months ended March 31, 2025, the Company repurchased 164,529 shares of the Company's Class A common stock outstanding for a total purchase price of $18,446.

(17) Segment Reporting

The Company revised its segment information to reflect the adoption of ASU 2023-07 and certain changes resulting from our periodic review of factors relevant to how the chief operating decision maker (CODM) assesses performance and allocates resources in accordance with FASB ASC 280, Segment Reporting. As described in Note 1, we currently manage our operations through three operating segments - billboard, logo, and transit advertising. Logo and transit advertising do not meet the criteria to be reportable segments, and accordingly, are included in Other.

We define the term CODM to be our executive management group, which consists of our Executive Chairman, President and Chief Executive Officer, and Chief Financial Officer. Net revenues, advertising expenses and segmented adjusted EBITDA are used to monitor expected versus actual results. Total advertising expenses is the expense category regularly provided to the CODM. There are no other expenses regularly provided to the CODM that are used to manage the segment's operations. Total advertising expenses is defined as direct advertising expenses and general and administrative expenses excluding stock-based compensation expense and capitalized contract fulfillment costs. Segment Adjusted EBITDA is the profitability metric reported to the Company's CODM for purposes of assessing the performance of each operating segment as well as to make decisions related to invested capital, personnel, operational improvement or training, or to allocate other company resources. We define adjusted EBITDA as net income before income tax (expense) benefit, interest (expense) income, equity in earnings (loss) of investee, (loss) gain on extinguishment of debt and investments, stock-based compensation, depreciation and amortization, (loss) gain on disposition of assets and investments, transaction expenses and capitalized contract fulfillment costs, net. Segment information for total assets is not presented as this information is not used by the Company’s CODM in measuring segment performance or allocating resources between segments.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
The following table presents our financial performance by segment:

	Three Months Ended March 31,
	2025	2024
Net revenues:
Billboard	$444,897	$439,385
Other	60,533	58,765
Total net revenues	$505,430	$498,150

Advertising expenses:
Billboard	$216,931	$209,903
Other	51,892	49,021
Total advertising expenses	$268,823	$258,924

Segmented adjusted EBITDA:
Billboard adjusted EBITDA	$227,966	$229,482
Other adjusted EBITDA	8,641	9,744
Corporate expenses (1)	(26,386)	(27,304)
Adjusted EBITDA	$210,221	$211,922

(1)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

Reconciliation of adjusted EBITDA to income before income tax expense:

	Three Months Ended March 31,
	2025	2024
Adjusted EBITDA	$210,221	$211,922
Stock-based compensation expense	(10,577)	(14,466)
Capitalized contract fulfillment costs, net	(375)	184
Depreciation and amortization	(77,821)	(75,228)
Gain on disposition of assets and investments	69,785	2,188
Equity in earnings (loss) of investee	380	(559)
Interest expense, net	(37,840)	(44,020)
Income before income tax expense	$153,773	$80,021

(18) Subsequent Events

During April 2025, the Company repurchased 1,223,562 shares of its Class A common stock outstanding at a total purchase price of $131,554 under the Company's Stock Repurchase Program. These repurchases bring the total value purchased under the Stock Purchase Program to $150,000 in 2025. The Company currently has $100,000 remaining under its current share repurchase authorization.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,617	$48,961
Receivables, net of allowance for doubtful accounts of $11,879 and $12,404 in 2025 and 2024, respectively	308,135	334,798
Other current assets	61,063	41,009
Total current assets	404,815	424,768
Property, plant and equipment	4,599,455	4,574,894
Less accumulated depreciation and amortization	(3,004,117)	(2,974,085)
Net property, plant and equipment	1,595,338	1,600,809
Operating lease right of use assets	1,403,224	1,355,231
Financing lease right of use assets	7,618	8,331
Goodwill	2,024,933	2,024,931
Intangible assets, net	1,046,160	1,062,133
Other assets	48,344	93,604
Total assets	$6,530,432	$6,569,807
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$25,756	$21,586
Current maturities of long-term debt, net of deferred financing costs of $557 and $611 in 2025 and 2024, respectively	223,366	249,806
Current operating lease liabilities	193,033	218,108
Current financing lease liabilities	1,331	1,331
Accrued expenses	100,688	123,282
Deferred income	162,253	153,700
Total current liabilities	706,427	767,813
Long-term debt, net of deferred financing costs of $21,440 and $22,826 in 2025 and 2024, respectively	2,964,419	2,961,058
Operating lease liabilities	1,155,498	1,114,407
Financing lease liabilities	12,950	13,283
Deferred income tax liabilities	743	8,006
Asset retirement obligation	615,696	614,713
Other liabilities	49,008	48,588
Total liabilities	5,504,741	5,527,868
Stockholder's equity:
Common stock, par value $0.01, 3,000 shares authorized, 100 shares issued and outstanding at 2025 and 2024	—	—
Additional paid-in-capital	3,259,694	3,229,799
Accumulated comprehensive loss	(3,275)	(2,954)
Accumulated deficit	(2,232,324)	(2,185,755)
Non-controlling interest	1,596	849
Stockholder's equity	1,025,691	1,041,939
Total liabilities and stockholder's equity	$6,530,432	$6,569,807

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Statements of Income
Net revenues	$505,430	$498,150
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	179,997	175,645
General and administrative expenses (exclusive of depreciation and amortization)	94,992	89,161
Corporate expenses (exclusive of depreciation and amortization)	31,063	35,566
Depreciation and amortization	77,821	75,228
Gain on disposition of assets and investments	(69,785)	(2,188)
	314,088	373,412
Operating income	191,342	124,738
Other (income) expense
Interest income	(492)	(467)
Interest expense	38,332	44,487
Equity in (earnings) loss of investee	(380)	559
	37,460	44,579
Income before income tax expense	153,882	80,159
Income tax expense	14,544	1,522
Net income	139,338	78,637
Net income attributable to non-controlling interest	474	275
Net income attributable to controlling interest	$138,864	$78,362
Statements of Comprehensive Income
Net income	$139,338	$78,637
Other comprehensive loss
Foreign currency translation adjustments	(321)	(392)
Comprehensive income	139,017	78,245
Net income attributable to non-controlling interest	474	275
Comprehensive income attributable to controlling interest	$138,543	$77,970

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2024	$—	$3,229,799	$(2,954)	$(2,185,755)	$849	$1,041,939
Contribution from parent	—	30,721	—	—	—	30,721
Reallocation of capital	—	(826)	—	—	826	—
Foreign currency translations	—	—	(321)	—	—	(321)
Net income	—	—	—	138,864	474	139,338
Dividend to parent	—	—	—	(185,433)	(553)	(185,986)
Balance, March 31, 2025	$—	$3,259,694	$(3,275)	$(2,232,324)	$1,596	$1,025,691

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2023	$—	$3,173,789	$(428)	$(1,963,998)	$414	$1,209,777
Contribution from parent	—	27,680	—	—	—	27,680
Reallocation of capital	—	(1,018)	—	—	1,018	—
Foreign currency translations	—	—	(392)	—	—	(392)
Net income	—	—	—	78,362	275	78,637
Dividend to parent	—	—	—	(138,369)	(479)	(138,848)
Balance, March 31, 2024	$—	$3,200,451	$(820)	$(2,024,005)	$1,228	$1,176,854

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$139,338	$78,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,821	75,228
Non-cash compensation	10,577	14,466
Amortization included in interest expense	1,523	1,631
Gain on disposition of assets and investments	(69,785)	(2,188)
Equity in (earnings) loss of investee	(380)	559
Deferred tax (benefit) expense	(8,268)	246
Provision for doubtful accounts	1,195	312
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	25,469	2,229
Prepaid expenses	(6,332)	(6,746)
Other assets	(12,984)	(6,306)
Increase (decrease) in:
Trade accounts payable	2,250	325
Accrued expenses	(6,907)	(20,355)
Operating lease liabilities	(31,763)	(32,035)
Other liabilities	(20,330)	(16,145)
Net cash provided by operating activities	101,424	89,858
Cash flows from investing activities:
Acquisitions	(22,143)	(18,265)
Capital expenditures	(29,887)	(29,482)
Proceeds from disposition of assets and investments	117,456	2,731
Net cash provided by (used in) investing activities	65,426	(45,016)
Cash flows from financing activities:
Principal payments on long-term debt	(103)	(98)
Principal payments on financing leases	(333)	(333)
Payments on revolving credit facility	(200,000)	(70,000)
Proceeds received from revolving credit facility	202,000	143,000
Payments on accounts receivable securitization program	(26,500)	(21,200)
Proceeds received from accounts receivable securitization program	—	6,900
Debt issuance costs	—	(23)
Distributions to non-controlling interest	(553)	(479)
Contributions from parent	30,721	27,680
Dividend to parent	(185,433)	(138,369)
Net cash used in financing activities	(180,201)	(52,922)
Effect of exchange rate changes in cash and cash equivalents	7	(120)
Net decrease in cash and cash equivalents	(13,344)	(8,200)
Cash and cash equivalents at beginning of period	48,961	44,105
Cash and cash equivalents at end of period	$35,617	$35,905
Supplemental disclosures of cash flow information:
Cash paid for interest	$36,937	$42,520
Cash paid for foreign, state and federal income taxes	$7,032	$2,953

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
(1) Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2024 Combined Form 10-K.

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8, 10, 11, 12, 13, 15, 16 and 18 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

(2) Summarized Financial Information of Subsidiaries

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

Summarized Balance Sheet as of March 31, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$25,011	$68,802	$311,002	$—	$404,815
Noncurrent assets	4,261,877	6,329,288	269,833	(4,735,381)	6,125,617
Current liabilities	34,757	428,880	242,790	—	706,427
Noncurrent liabilities	3,228,036	1,773,209	368,648	(571,579)	4,798,314
Non-controlling interest	—	2,412	(816)	—	1,596

Summarized Balance Sheet as of December 31, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$38,950	$52,617	$333,201	$—	$424,768
Noncurrent assets	4,302,475	6,368,402	297,831	(4,823,669)	6,145,039
Current liabilities	50,707	444,841	272,265	—	767,813
Noncurrent liabilities	3,249,628	1,738,404	384,695	(612,672)	4,760,055
Non-controlling interest	—	1,770	(921)	—	849

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Summarized Statements of Income and Comprehensive Income
for the Three Months Ended March 31, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$493,982	$11,619	$(171)	$505,430
Operating expenses (income)	—	301,883	12,376	(171)	314,088
Operating income (loss)	—	192,099	(757)	—	191,342
Net income (loss)	138,864	178,458	(4,205)	(173,779)	139,338
Net income (loss) attributable to controlling interest	138,864	178,238	(4,459)	(173,779)	138,864

Summarized Statements of Income and Comprehensive Income
for the Three Months Ended March 31, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$487,788	$11,023	$(661)	$498,150
Operating expenses (income)	—	362,143	11,930	(661)	373,412
Operating income (loss)	—	125,645	(907)	—	124,738
Net income (loss)	78,362	124,048	(4,907)	(118,866)	78,637
Net income (loss) attributable to controlling interest	78,362	123,960	(5,094)	(118,866)	78,362

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
(3) Segment Reporting

The following table presents our financial performance by segment:

	Three Months Ended March 31,
	2025	2024
Net revenues:
Billboard	$444,897	$439,385
Other	60,533	58,765
Total net revenues	$505,430	$498,150

Advertising expenses:
Billboard	$216,931	$209,903
Other	51,892	49,022
Total advertising expenses	$268,823	$258,925

Segmented adjusted EBITDA:
Billboard adjusted EBITDA	$227,966	$229,483
Other adjusted EBITDA	8,641	9,743
Corporate expenses (1)	(26,277)	(27,166)
Adjusted EBITDA	$210,330	$212,060

(1)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

Reconciliation of adjusted EBITDA to income before income tax expense:

	Three Months Ended March 31,
	2025	2024
Adjusted EBITDA	$210,330	$212,060
Stock-based compensation expense	(10,577)	(14,466)
Capitalized contract fulfillment costs, net	(375)	184
Depreciation and amortization	(77,821)	(75,228)
Gain on disposition of assets and investments	69,785	2,188
Equity in earnings (loss) of investee	380	(559)
Interest expense, net	(37,840)	(44,020)
Income before income tax expense	$153,882	$80,159

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2024 Combined Form 10-K filed on February 20, 2025, and as such risk factors as further updated or supplemented, from time to time, in our combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2025 and 2024. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes thereto.

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

During the three months ended March 31, 2025, the Company completed multiple acquisitions for a total cash purchase price of approximately $22.1 million. See Uses of Cash – Acquisitions for more information. The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Total capital expenditures:
Billboard — traditional	$6,046	$7,148
Billboard — digital	16,076	13,413
Logos	2,606	1,336
Transit	588	351
Land and buildings	310	2,316
Operating equipment	4,261	4,918
Total capital expenditures	$29,887	$29,482

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

RESULTS OF OPERATIONS

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Net revenues increased $7.3 million or 1.5% to $505.4 million for the three months ended March 31, 2025 from $498.2 million for the same period in 2024. This increase was primarily attributable to an increase in billboard net revenues of $5.5 million and an increase in transit net revenues of $0.9 million over the same period in 2024.

For the three months ended March 31, 2025, there was a $5.4 million increase in net revenues as compared to acquisition-adjusted net revenues for the three months ended March 31, 2024, which represents an increase of 1.1%. See "Reconciliations" below. The $5.4 million increase in revenue is primarily due to an increase of $5.2 million in billboard net revenues and $0.5 million in logo net revenues, offset by a decrease in transit net revenues of $0.3 million over the same period in 2024.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $5.7 million, or 1.9%, to $306.2 million for the three months ended March 31, 2025 from $300.5 million for the same period in 2024. The $5.7 million increase over the prior year is comprised of a $9.5 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $3.9 million decrease in stock-based compensation.

Depreciation and amortization expense increased $2.6 million to $77.8 million for the three months ended March 31, 2025 as compared to $75.2 million for the same period in 2024, primarily related to acquisitions and capital expenditures completed in the last twelve months.

For the three months ended March 31, 2025, the Company recognized a gain on disposition of assets and investments of $69.8 million primarily resulting from the sale of Lamar's equity interest in Vistar Media, Inc., as well as transactions related to the sale of real estate and billboard locations and displays.

Due to the above factors, operating income increased by $66.6 million to $191.2 million for the three months ended March 31, 2025 as compared to $124.6 million for the same period in 2024.

Interest expense decreased $6.2 million for the three months ended March 31, 2025 to $38.3 million as compared to $44.5 million for the three months ended March 31, 2024. The decrease was primarily due to the repayment of the Term A loans outstanding under the senior credit facility in July of 2024 as well as a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

Equity in (earnings) loss of investee was $(0.4) million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

The increase in operating income resulted in a $73.8 million increase in income before income tax expense. The effective tax rate for the three months ended March 31, 2025 was 9.5%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended March 31, 2025 of $139.2 million, as compared to net income of $78.5 million for the same period in 2024.

Reconciliations:

Because acquisitions occurring after December 31, 2023 have contributed to our net revenue results for the periods presented, we provide 2024 acquisition-adjusted net revenue, which adjusts our 2024 net revenue for the three months ended March 31, 2024 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2025.

Reconciliations of 2024 reported net revenue to 2024 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2024 acquisition-adjusted net revenue to 2025 reported net revenue for the three months ended March 31, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Reported net revenues	$505,430	$498,150
Acquisition net revenues	—	1,890
Adjusted totals	$505,430	$500,040

Key Performance Indicators

Net Income/Adjusted EBITDA

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Net income	$139,229	$78,499	$60,730	77.4%
Income tax expense	14,544	1,522	13,022
Interest expense, net	37,840	44,020	(6,180)
Equity in (earnings) loss of investee	(380)	559	(939)
Gain on disposition of assets and investments	(69,785)	(2,188)	(67,597)
Depreciation and amortization	77,821	75,228	2,593
Capitalized contract fulfillment costs, net	375	(184)	559
Stock-based compensation expense	10,577	14,466	(3,889)
Adjusted EBITDA	$210,221	$211,922	$(1,701)	(0.8)%

Adjusted EBITDA for the three months ended March 31, 2025 decreased 0.8% to $210.2 million. The decrease in adjusted EBITDA was primarily attributable to an increase in total general and administrative and corporate expenses of $5.2 million, excluding the impact of stock-based compensation expense, offset by an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $2.4 million.

Segmented Adjusted EBITDA

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Billboard adjusted EBITDA	$227,966	$229,482	$(1,516)
Other adjusted EBITDA(1)	8,641	9,744	(1,103)
Corporate expenses(2)	(26,386)	(27,304)	918
Adjusted EBITDA	$210,221	$211,922	$(1,701)	(0.8)%

(1)Logo and transit advertising do not meet the criteria to be reportable segments, and accordingly, are included in Other.
(2)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

Adjusted EBITDA for the three months ended March 31, 2025 decreased 0.8% to $210.2 million. The decrease in adjusted EBITDA was primarily attributable to the decrease in our billboard advertising adjusted EBITDA of $1.5 million and a decrease in other adjusted EBITDA of $1.1 million, offset by a decrease in corporate expenses of $0.9 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(In thousands)	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
Net income	$139,229	$78,499	$60,730	77.4%
Depreciation and amortization related to real estate	73,636	71,729	1,907
Gain from sale or disposal of real estate and investments, net of tax	(56,597)	(2,094)	(54,503)
Adjustments for unconsolidated affiliates and non-controlling interest	(126)	372	(498)
FFO	$156,142	$148,506	$7,636	5.1%
Straight-line expense	1,009	1,273	(264)
Capitalized contract fulfillment costs, net	375	(184)	559
Stock-based compensation expense	10,577	14,466	(3,889)
Non-cash portion of tax provision	(244)	246	(490)
Non-real estate related depreciation and amortization	4,185	3,498	687
Amortization of deferred financing costs	1,523	1,631	(108)
Capital expenditures - maintenance	(9,385)	(10,827)	1,442
Adjustments for unconsolidated affiliates and non-controlling interest	126	(372)	498
AFFO	$164,308	$158,237	$6,071	3.8%

FFO for the three months ended March 31, 2025 increased from $148.5 million in 2024 to $156.1 million for the same period in 2025, an increase of 5.1%. AFFO for the three months ended March 31, 2025 increased 3.8% to $164.3 million as compared to $158.2 million for the same period in 2024. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) as well as a decrease in interest expense for the three months ended March 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company has historically satisfied its working capital requirements with cash from operations and borrowings under the senior credit facility and the Accounts Receivable Securitization Program. The Company’s wholly owned subsidiary, Lamar Media Corp., is the borrower under the senior credit facility and maintains all corporate operating cash balances. Certain subsidiaries of Lamar Media are the principal borrowers under the Accounts Receivable Securitization Program. Any cash requirements of the Company, therefore, must be funded by distributions from Lamar Media.

Sources of Cash

Total Liquidity. As of March 31, 2025 we had $491.3 million of total liquidity, which is comprised of $36.1 million in cash and cash equivalents and $455.2 million of availability under the revolving portion of Lamar Media’s senior credit facility. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

As of March 31, 2025 and December 31, 2024, the Company had a working capital deficit of $312.0 million and $353.2 million, respectively. The decrease in working capital deficit of $41.2 million is primarily due to a decrease in borrowings outstanding on the Accounts Receivable Securitization Program as well as a decrease in current operating lease liabilities.

Cash Generated by Operations. For the three months ended March 31, 2025 and 2024, our cash provided by operating activities was $127.7 million and $110.6 million, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2025 over the same period in 2024 primarily relates to an increase in revenue as well as an increase in collections on receivables. We expect to generate cash flows from operations during 2025 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. We believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.

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

As of March 31, 2025, there was $223.5 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability under the Accounts Receivable Securitization Program as of March 31, 2025.

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

“At-the-Market” Offering Program. On July 24, 2024, the Company entered into an equity distribution agreement, or At-the-Market Offering agreement, (the "2024 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms (the "2021 Sales Agreement". Under the terms of the 2024 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be made in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2024 Sales Agreement and may at any time suspend solicitations and offers under the 2024 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2024 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under the 2024 Sales Agreement during the year ended December 31, 2024 and the three months ended March 31, 2025. The Company did not issue any shares under the 2021 Sales Agreement from inception through expiration.

Shelf Registration Statement. On June 21, 2021, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. The shelf registration statement expired on June 21, 2024.

On July 24, 2024, the Company filed a new automatically effective shelf registration statement that allows the Company to offer and sell an indeterminate amount of additional shares of its Class A common stock, which replaces the previous shelf registration statement. During the year ended December 31, 2024 and the three months ended March 31, 2025, the Company did not issue any shares under either shelf registration statement.

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

As of March 31, 2025 the aggregate balance outstanding under the senior credit facility was $886.0 million, consisting of $600.0 million in Term B loans aggregate principal balance and $286.0 million outstanding borrowings under our revolving credit facility. Lamar Media had approximately $455.2 million of unused capacity under the revolving credit facility.

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

Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At March 31, 2025 we were, and currently, we are, in compliance with all such tests under the senior credit facility.

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

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $29.9 million for the three months ended March 31, 2025. We anticipate our 2025 total capital expenditures will be approximately $195.0 million.

Acquisitions. During the three months ended March 31, 2025, the Company completed acquisitions for an aggregate purchase price of approximately $22.1 million, which were financed using available cash on hand.

Dividends. On February 19, 2025, the Company's Board of Directors declared a quarterly cash dividend of $1.55 per share, paid on March 28, 2025 to its stockholders of record of its Class A common stock and Class B common stock on March 14, 2025. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2025 will be at least $6.20 per share of common stock, including the dividends paid on March 28, 2025.

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

Stock and Debt Repurchasing Program. The Company’s Board of Directors has authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized. During the three months ended March 31, 2025, the Company repurchased 164,529 shares of the Company's Class A common stock outstanding for a total purchase price of $18.4 million.

Material Cash Requirements

Our expected material cash requirements for the twelve months following March 31, 2025 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.

Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of March 31, 2025:

(In millions)	Less than 1 year	Thereafter
Debt maturities(1)	$0.4	$3,187.4
Interest obligations on long-term debt(2)	149.6	454.9
Contractual obligations, including operating and financing leases	281.6	1,795.4
Total payments due	$431.6	$5,437.7

(1)Debt maturities assume there is no refinancing prior to the existing maturity date and is based on contractual maturities.
(2)Interest rates on our variable rate instruments assume rates at the March 31, 2025 levels.

Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain).On February 19, 2025, the Company's Board of Directors declared a quarterly cash dividend of $1.55 per share, paid on March 28, 2025 to its stockholders of record of its Class A common stock and Class B common stock on March 14, 2025. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2025 will be at least $6.20 per share of common stock, including the dividends paid on March 28, 2025.

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

Cash Flows

The Company's cash flows provided by operating activities increased $17.2 million from $110.6 million for the three months ended March 31, 2024 to $127.7 million for the three months ended March 31, 2025, primarily resulting from an increase in revenues as well as an increase in collections on receivables as compared to the same period in 2024.

Cash flows provided by investing activities for three months ended March 31, 2025 was $65.4 million as compared to cash flows used in investing activities for the three months ended March 31, 2024 of $45.0 million. This change was primarily due to proceeds from the sale of the Company's equity investment in Vistar Media, Inc. of $115.1 million.

The Company's cash flows used in financing activities were $206.5 million for the three months ended March 31, 2025 as compared to $73.6 million for the three months ended March 31, 2024. The cash flows used in financing activities of $206.5 million for the three months ended March 31, 2025 is primarily due to cash paid for dividends and distributions and payments on the Accounts Receivable Securitization Program.

Critical Accounting Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Item 7 of our 2024 Combined Form 10-K.

Accounting Standards and Regulatory Update

See Note 13, "New Accounting Pronouncements" to our condensed consolidated financial statements included in Part 1, Item 1 of this report for a discussion of our Accounting Standards and Regulatory Update.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Net revenues increased $7.3 million or 1.5% to $505.4 million for the three months ended March 31, 2025 from $498.2 million for the same period in 2024. This increase was primarily attributable to an increase in billboard net revenues of $5.5 million and an increase in transit net revenues of $0.9 million over the same period in 2024.

For the three months ended March 31, 2025, there was a $5.4 million increase in net revenues as compared to acquisition-adjusted net revenues for the three months ended March 31, 2024, which represents an increase of 1.1%. See "Reconciliations" below. The $5.4 million increase in revenue is primarily due to an increase of $5.2 million in billboard net revenues and $0.5 million in logo net revenues, offset by a decrease in transit net revenues of $0.3 million over the same period in 2024.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $5.7 million, or 1.9%, to $306.1 million for the three months ended March 31, 2025 from $300.4 million for the same period in 2024. The $5.7 million increase over the prior year is comprised of a $9.6 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $3.9 million decrease in stock-based compensation.

Depreciation and amortization expense increased $2.6 million to $77.8 million for the three months ended March 31, 2025 as compared to $75.2 million for the same period in 2024, primarily related to acquisitions and capital expenditures completed in the last twelve months.

For the three months ended March 31, 2025, Lamar Media recognized a gain on disposition of assets and investments of $69.8 million, primarily resulting from the sale of Lamar's equity interest in Vistar Media, Inc., as well as transactions related to the sale of real estate and billboard locations and displays.

Due to the above factors, operating income increased by $66.6 million to $191.3 million for the three months ended March 31, 2025 as compared to $124.7 million for the same period in 2024.

Interest expense decreased $6.2 million for the three months ended March 31, 2025 to $38.3 million as compared to $44.5 million for the three months ended March 31, 2024. The decrease was primarily due to the repayment of the Term A loans outstanding under the senior credit facility in July of 2024 as well as a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

Equity in (earnings) loss of investee was $(0.4) million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

The increase in operating income resulted in a $73.7 million increase in income before income tax expense. The effective tax rate for the three months ended March 31, 2025 was 9.5%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended March 31, 2025 of $139.3 million, as compared to net income of $78.6 million for the same period in 2024.

Reconciliations:

Because acquisitions occurring after December 31, 2023 have contributed to our net revenue results for the periods presented, we provide 2024 acquisition-adjusted net revenue, which adjusts our 2024 net revenue for the three months ended March 31, 2024 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2025.

Reconciliations of 2024 reported net revenue to 2024 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2024 acquisition-adjusted net revenue to 2025 reported net revenue for the three months ended March 31, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Reported net revenues	$505,430	$498,150
Acquisition net revenues	—	1,890
Adjusted totals	$505,430	$500,040

Key Performance Indicators

Net Income/Adjusted EBITDA

(In thousands)	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
Net income	$139,338	$78,637	$60,701	77.2%
Income tax expense	14,544	1,522	13,022
Interest expense, net	37,840	44,020	(6,180)
Equity in (earnings) loss of investee	(380)	559	(939)
Gain on disposition of assets and investments	(69,785)	(2,188)	(67,597)
Depreciation and amortization	77,821	75,228	2,593
Capitalized contract fulfillment costs, net	375	(184)	559
Stock-based compensation expense	10,577	14,466	(3,889)
Adjusted EBITDA	$210,330	$212,060	$(1,730)	(0.8)%

Adjusted EBITDA for the three months ended March 31, 2025 decreased 0.8% to $210.3 million. The decrease in adjusted EBITDA was primarily attributable to an increase in total general and administrative and corporate expenses of $5.2 million, excluding the impact of stock-based compensation expense, offset by an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $2.4 million.

Segmented Adjusted EBITDA

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Billboard adjusted EBITDA	$227,966	$229,483	$(1,517)
Other adjusted EBITDA(1)	8,641	9,743	(1,102)
Corporate expenses(2)	(26,277)	(27,166)	889
Adjusted EBITDA	$210,330	$212,060	$(1,730)	(0.8)%

(1)Logo and transit advertising do not meet the criteria to be reportable segments, and accordingly, are included in Other.
(2)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

Adjusted EBITDA for the three months ended March 31, 2025 decreased 0.8% to $210.3 million. The decrease in adjusted EBITDA was primarily attributable to the decrease in our billboard advertising adjusted EBITDA of $1.5 million and a decrease in other adjusted EBITDA of $1.1 million, offset by a decrease in corporate expenses of $0.9 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(In thousands)	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
Net income	$139,338	$78,637	$60,701	77.2%
Depreciation and amortization related to real estate	73,636	71,729	1,907
Gain from sale or disposal of real estate and investments, net of tax	(56,597)	(2,094)	(54,503)
Adjustments for unconsolidated affiliates and non-controlling interest	(126)	372	(498)
FFO	$156,251	$148,644	$7,607	5.1%
Straight-line expense	1,009	1,273	(264)
Capitalized contract fulfillment costs, net	375	(184)	559
Stock-based compensation expense	10,577	14,466	(3,889)
Non-cash portion of tax provision	(244)	246	(490)
Non-real estate related depreciation and amortization	4,185	3,498	687
Amortization of deferred financing costs	1,523	1,631	(108)
Capital expenditures – maintenance	(9,385)	(10,827)	1,442
Adjustments for unconsolidated affiliates and non-controlling interest	126	(372)	498
AFFO	$164,417	$158,375	$6,042	3.8%

FFO for the three months ended March 31, 2025 increased from $148.6 million in 2024 to $156.3 million for the same period in 2025, an increase of 5.1%. AFFO for the three months ended March 31, 2025 increased 3.8% to $164.4 million as compared to $158.4 million for the same period in 2024. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) as well as a decrease in interest expense for the three months ended March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2025, and should be read in conjunction with Note 10 of the Notes to the Company’s Condensed Consolidated Financial Statements.

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

At March 31, 2025 there was approximately $1.11 billion of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 34.6% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2025 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $15.4 million, and the weighted average interest rate applicable to these borrowings during 2025 was 5.7%. Assuming that the weighted average interest rate was 200 basis points higher (that is 7.7% rather than 5.7%), then the Company’s 2025 interest expense would have increased by approximately $5.2 million for the three months ended March 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

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

(b)Changes in Internal Control Over Financial Reporting.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our combined Annual Report on Form 10-K for the year ended December 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock. There have been no material changes to our risk factors since our combined Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the Company's repurchase of its securities during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2025	—	$—	—	$250,000,000
February 1 through February 28, 2025	—	—	—	$250,000,000
March 1 through March 31, 2025	164,529	$112.10	164,529	$231,553,725

(1)    The Company's Board of Directors has authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS
•

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: May 8, 2025	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: May 8, 2025	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer