Form 10-Q
period 2025-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2025-08-08
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ¨☐    No  ☒
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ¨☐    No  ☒
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of August 1, 2025: 86,798,604
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of August 1, 2025: 14,420,085
The number of shares of Lamar Media Corp. common stock outstanding as of August 1, 2025: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,726	$49,461
Receivables, net of allowance for doubtful accounts of $11,970 and $12,404 in 2025 and 2024, respectively	345,869	334,798
Other current assets	55,943	41,009
Total current assets	457,538	425,268
Property, plant and equipment	4,638,502	4,574,894
Less accumulated depreciation and amortization	(3,031,863)	(2,974,085)
Net property, plant and equipment	1,606,639	1,600,809
Operating lease right of use assets	1,446,449	1,355,231
Financing lease right of use assets	6,905	8,331
Goodwill	2,035,201	2,035,082
Intangible assets, net	1,064,977	1,062,601
Other assets	56,259	99,227
Total assets	$6,673,968	$6,586,549
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$27,534	$21,586
Current maturities of long-term debt, net of deferred financing costs of $503 and $611 in 2025 and 2024, respectively	249,925	249,806
Current operating lease liabilities	202,466	218,108
Current financing lease liabilities	1,331	1,331
Accrued expenses	112,280	133,943
Deferred income	189,126	153,700
Total current liabilities	782,662	778,474
Long-term debt, net of deferred financing costs of $20,044 and $22,826 in 2025 and 2024, respectively	3,113,788	2,961,058
Operating lease liabilities	1,190,639	1,114,407
Financing lease liabilities	12,618	13,283
Deferred income tax liabilities	774	8,006
Asset retirement obligation	615,506	614,713
Other liabilities	51,098	48,588
Total liabilities	5,767,085	5,538,529
Stockholders’ equity:
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2025 and 2024	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized; 89,137,296 and 88,867,481 shares issued at 2025 and 2024, respectively; 86,798,604 and 87,976,923 outstanding at 2025 and 2024, respectively	89	89
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2025 and 2024	14	14
Additional paid-in capital	2,197,618	2,159,292
Accumulated comprehensive loss	(2,258)	(2,954)
Accumulated deficit	(1,059,786)	(1,036,582)
Cost of shares held in treasury, 2,338,692 and 890,558 shares at 2025 and 2024, respectively	(230,609)	(72,688)
Non-controlling interest	1,815	849
Stockholders’ equity	906,883	1,048,020
Total liabilities and stockholders’ equity	$6,673,968	$6,586,549

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statements of Income
Net revenues	$579,311	$565,251	$1,084,741	$1,063,401
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	186,776	183,265	366,773	358,910
General and administrative expenses (exclusive of depreciation and amortization)	89,315	88,341	184,307	177,502
Corporate expenses (exclusive of depreciation and amortization)	31,605	33,051	62,777	68,755
Depreciation and amortization	78,110	77,191	155,931	152,419
Gain on disposition of assets and investments	(4,176)	(824)	(73,961)	(3,012)
	381,630	381,024	695,827	754,574
Operating income	197,681	184,227	388,914	308,827
Other (income) expense
Interest income	(597)	(572)	(1,089)	(1,039)
Interest expense	40,700	44,337	79,032	88,824
Equity in loss (earnings) of investee	174	(4)	(206)	555
	40,277	43,761	77,737	88,340
Income before income tax expense	157,404	140,466	311,177	220,487
Income tax expense	2,388	2,872	16,932	4,394
Net income	155,016	137,594	294,245	216,093
Net income attributable to non-controlling interest	661	228	1,135	503
Net income attributable to controlling interest	154,355	137,366	293,110	215,590
Cash dividends declared and paid on preferred stock	91	91	182	182
Net income applicable to common stock	$154,264	$137,275	$292,928	$215,408
Earnings per share:
Basic earnings per share	$1.52	$1.34	$2.88	$2.11
Diluted earnings per share	$1.52	$1.34	$2.87	$2.10
Cash dividends declared per share of common stock	$1.55	$1.30	$3.10	$2.60
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	101,271,391	102,248,621	101,851,428	102,181,890
Weighted average common shares outstanding diluted	101,653,373	102,594,217	102,233,863	102,522,569
Statements of Comprehensive Income
Net income	$155,016	$137,594	$294,245	$216,093
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,017	(431)	696	(823)
Comprehensive income	156,033	137,163	294,941	215,270
Net income attributable to non-controlling interest	661	228	1,135	503
Comprehensive income attributable to controlling interest	$155,372	$136,935	$293,806	$214,767

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2024	$—	$89	$14	$(72,688)	$2,159,292	$(2,954)	$(1,036,582)	$849	$1,048,020
Non-cash compensation	—	—	—	—	3,993	—	—	—	3,993
Issuance of 168,450 shares of common stock through stock awards	—	—	—	—	22,235	—	—	—	22,235
Exercise of 6,950 shares of stock options	—	—	—	—	411	—	—	—	411
Issuance of 42,204 shares of common stock through employee purchase plan	—	—	—	—	4,082	—	—	—	4,082
Purchase of 224,572 shares of treasury stock	—	—	—	(26,368)	—	—	—	—	(26,368)
Foreign currency translation	—	—	—	—	—	(321)	—	—	(321)
Net income	—	—	—	—	—	—	138,755	474	139,229
Reallocation of capital	—	—	—	—	(826)	—	—	826	—
Dividends ($1.55 per common share) and other distributions	—	—	—	—	—	—	(159,067)	(553)	(159,620)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2025	$—	$89	$14	$(99,056)	$2,189,187	$(3,275)	$(1,056,985)	$1,596	$1,031,570
Non-cash compensation	—	—	—	—	3,622	—	—	—	3,622
Issuance of 6,463 shares of common stock through stock awards	—	—	—	—	667	—	—	—	667
Exercise of 17,150 shares of stock options	—	—	—	—	1,200	—	—	—	1,200
Issuance of 28,598 shares of common stock through employee purchase plan	—	—	—	—	2,942	—	—	—	2,942
Purchase of 1,223,562 shares of treasury stock	—	—	—	(131,553)	—	—	—	—	(131,553)
Foreign currency translation	—	—	—	—	—	1,017	—	—	1,017
Net income	—	—	—	—	—	—	154,355	661	155,016
Dividends ($1.55 per common share) and other distributions	—	—	—	—	—	—	(157,065)	(442)	(157,507)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, June 30, 2025	$—	$89	$14	$(230,609)	$2,197,618	$(2,258)	$(1,059,786)	$1,815	$906,883

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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$294,245	$216,093
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	155,931	152,419
Stock-based compensation	17,725	25,616
Amortization included in interest expense	3,056	3,271
Gain on disposition of assets and investments	(73,961)	(3,012)
Equity in (earnings) loss of investee	(206)	555
Deferred tax benefit	(8,319)	(64)
Provision for doubtful accounts	3,274	1,643
Changes in operating assets and liabilities
Increase in:
Receivables	(14,000)	(19,034)
Prepaid expenses	(4,601)	(6,665)
Other assets	(10,571)	(10,682)
Increase (decrease) in:
Trade accounts payable	759	2,628
Accrued expenses	(8,050)	(6,420)
Operating lease liabilities	(28,272)	(25,945)
Other liabilities	30,222	36,501
Net cash provided by operating activities	357,232	366,904
Cash flows from investing activities:
Acquisitions	(87,080)	(28,192)
Capital expenditures	(68,088)	(52,130)
Proceeds from disposition of assets and investments	121,392	3,661
Net cash used in investing activities	(33,776)	(76,661)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(157,921)	(5,341)
Net proceeds from issuance of common stock	8,635	11,505
Principal payments on long-term debt	(208)	(197)
Principal payments on financing leases	(666)	(666)
Payments on revolving credit facility	(292,000)	(213,000)
Proceeds received from revolving credit facility	442,000	218,000
Payments on accounts receivable securitization program	(29,400)	(86,200)
Proceeds received from accounts receivable securitization program	29,400	86,200
Debt issuance costs	—	(23)
Distributions to non-controlling interest	(995)	(696)
Dividends/distributions	(316,314)	(266,326)
Net cash used in financing activities	(317,469)	(256,744)
Effect of exchange rate changes in cash and cash equivalents	278	(172)
Net increase in cash and cash equivalents	6,265	33,327
Cash and cash equivalents at beginning of period	49,461	44,605
Cash and cash equivalents at end of period	$55,726	$77,932
Supplemental disclosures of cash flow information:
Cash paid for interest	$76,035	$85,653
Cash paid for foreign, state and federal income taxes	$14,666	$5,205

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

(2) Revenues

Advertising revenues: The majority of our revenues are derived from contracts for advertising space on billboard, logo and transit displays. Contracts that do not meet the criteria of a lease under ASC 842, Leases, are accounted for under ASC 606, Revenue from Contracts with Customers. The majority of our advertising space contracts do not meet the definition of a lease under ASC 842 and are therefore accounted for under ASC 606. The contract revenues are recognized ratably over their contract life. Costs to fulfill a contract, which include our costs to install advertising copy onto billboards, are capitalized and amortized to direct advertising expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

The following table presents our disaggregated revenue by source for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Billboard advertising	$512,317	$502,144	$957,214	$941,529
Logo advertising	23,251	21,517	44,889	42,259
Transit advertising	43,743	41,590	82,638	79,613
Net revenues	$579,311	$565,251	$1,084,741	$1,063,401

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(3) Leases

During the three months ended June 30, 2025 and 2024, we had operating lease costs of $82,812 and $79,519, respectively, and variable lease costs of $17,278 and $16,868, respectively. During the six months ended June 30, 2025 and 2024, we had operating lease costs of $164,943 and $158,770, respectively, and variable lease costs of $31,210 and $30,310, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). For the three months ended June 30, 2025 and 2024, we recorded a gain of $62 and $260, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. For the six months ended June 30, 2025 and 2024, we recorded a gain of $41 and $268, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $191,085 and $189,395 were made reducing our operating lease liabilities for the six months ended June 30, 2025 and 2024, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets ("ROU assets") or lease liabilities for agreements with a term of twelve months or less. We recorded $2,525 and $2,647 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended June 30, 2025 and 2024, respectively. We recorded $5,159 and $5,174 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the six months ended June 30, 2025 and 2024, respectively.

Our operating leases have a weighted-average remaining lease term of 12.9 years. The weighted-average discount rate of our operating leases is 5.2%. Also, during the six months ended June 30, 2025 and 2024, we obtained $31,588 and $5,169, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.

The following is a summary of the maturities of our operating lease liabilities as of June 30, 2025:

2025	$109,621
2026	230,522
2027	198,302
2028	169,526
2029	148,908
Thereafter	1,074,575
Total undiscounted operating lease payments	1,931,454
Less: Imputed interest	(538,349)
Total operating lease liabilities	$1,393,105

During the three months ended June 30, 2025 and 2024, $713 of amortization expense for each period and $107 and $117, respectively, of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. During the six months ended June 30, 2025 and 2024, amortization expense was $1,426 and $1,427, respectively, and $217 and $237, respectively, of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. Cash payments of $666 were made reducing our financing lease liabilities for each of the six months ended June 30, 2025 and 2024, and are included in cash flows used in financing activities in the Condensed Consolidated Statements of Cash Flows. Our financing leases have a weighted-average remaining lease term of 2.4 years and a weighted-average discount rate of 3.1%.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore, they are no longer accounted for as a lease. For the three months ended June 30, 2025 and 2024, non-lease variable transit costs were $25,182 and $23,429, respectively. For the six months ended June 30, 2025 and 2024, non-lease variable transit costs were $48,630 and $46,992, respectively.

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company had 36,000 granted options of its Class A common stock during the six months ended June 30, 2025. At June 30, 2025 a total of 1,192,504 shares were available for future grant.

Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available for issuance under the 2019 ESPP was automatically increased by 87,976 shares on January 1, 2025 pursuant to the automatic increase provisions of the 2019 ESPP.
The following is a summary of 2019 ESPP share activity for the six months ended June 30, 2025:

Shares
Available for future purchases, January 1, 2025	204,528
Additional shares reserved under 2019 ESPP	87,976
Purchases	(70,802)
Available for future purchases, June 30, 2025	221,702

Stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, is generally dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2025 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2026. The shares subject to these awards can range from a minimum of 0% to a maximum of 120% of the target number of shares depending on the level at which the goals are attained. Under the Incentive Plan, the Company's Compensation Committee may also award additional shares in its discretion based on other factors, which awards, if any, will also be issued in the first quarter of 2026. For the three months ended June 30, 2025 and 2024, the Company recorded $3,055 and $4,893, respectively, as stock-based compensation expense. For the six months ended June 30, 2025 and 2024, the Company recorded $9,573 and $14,818, respectively, as stock-based compensation expense.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
LTIP Units. In addition to stock compensation, the Company may issue LTIP Units of Lamar Advertising Limited Partnership (the "OP"), a subsidiary of the Company, to certain officers, employees and directors under the Incentive Plan of the Company. Such LTIP Units are subject to vesting and forfeiture conditions based on performance criteria approved by the Compensation Committee. The Compensation Committee may also make discretionary grants of LTIP Units based on other factors. LTIP Units are a class of units intended to qualify as “profits interests” of the OP. The LTIP Units convert into Common Units of the OP upon the occurrence of certain events. Common Units are redeemable by the holder for shares of the Company's Class A common stock after a holding period of twelve months, or may be paid out in cash at the option of the general partner of the OP. As of June 30, 2025, the OP has a total of 380,800 LTIP Units issued and outstanding to the Company’s executive officers, of which 260,800 LTIP units have vested. For the three months ended June 30, 2025 and 2024, the Company recorded $2,201 and $4,501, respectively, as stock-based compensation expense related to these LTIP Units. For the six months ended June 30, 2025 and 2024, the Company recorded $4,622 and $7,563, respectively, as stock-based compensation expense related to these LTIP Units.

Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on the grant date and 50% on the last day of the directors' one year term. For the three months ended June 30, 2025 and 2024, the Company recorded $471 and $434, respectively, in stock-based compensation expense related to these awards. For the six months ended June 30, 2025 and 2024, the Company recorded $537 and $571, respectively, in stock-based compensation expense related to these awards.

(5) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct advertising expenses	$72,028	$71,572	$143,811	$141,247
General and administrative expenses	1,266	1,283	2,579	2,599
Corporate expenses	4,816	4,336	9,541	8,573
	$78,110	$77,191	$155,931	$152,419

(6) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at June 30, 2025 and December 31, 2024:

	Estimated Life (Years)	June 30, 2025		December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$740,462	$676,527	$732,098	$665,095
Non-competition agreements	3—15	72,374	67,312	71,960	66,894
Site locations	15	3,046,482	2,060,440	2,982,504	2,002,272
Other	2—15	52,926	42,988	52,761	42,461
		$3,912,244	$2,847,267	$3,839,323	$2,776,722
Unamortizable intangible assets:
Goodwill		$2,288,737	$253,536	$2,288,618	$253,536

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(7) Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, as related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2024	$614,713
Additions to asset retirement obligations	282
Accretion expense	5,406
Liabilities settled	(4,895)
Balance at June 30, 2025	$615,506

(8) Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2025 and December 31, 2024, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $4,594,897 and $4,677,837, respectively.

As of June 30, 2025, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of June 30, 2025, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of June 30, 2025 and December 31, 2024, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $3,345,377 and $3,428,317, respectively.

(9) Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options and LTIP units, while diluted earnings per share includes the dilutive effect of stock options and LTIP units. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and six months ended June 30, 2025 or 2024.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(10) Long-Term Debt

Long-term debt consists of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$1,033,600	$4,594	$1,029,006
Accounts Receivable Securitization Program	250,000	503	249,497
3 3/4% Senior Notes	600,000	3,225	596,775
3 5/8% Senior Notes	550,000	5,036	544,964
4% Senior Notes	549,635	4,429	545,206
4 7/8% Senior Notes	400,000	2,760	397,240
Other notes with various rates and terms	1,025	—	1,025
	3,384,260	20,547	3,363,713
Less current maturities	(250,428)	(503)	(249,925)
Long-term debt, excluding current maturities	$3,133,832	$20,044	$3,113,788

	December 31, 2024
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$883,474	$5,623	$877,851
Accounts Receivable Securitization Program	250,000	611	249,389
3 3/4% Senior Notes	600,000	3,802	596,198
3 5/8% Senior Notes	550,000	5,440	544,560
4% Senior Notes	549,595	4,854	544,741
4 7/8% Senior Notes	400,000	3,107	396,893
Other notes with various rates and terms	1,232	—	1,232
	3,234,301	23,437	3,210,864
Less current maturities	(250,417)	(611)	(249,806)
Long-term debt, excluding current maturities	$2,983,884	$22,826	$2,961,058

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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
On July 31, 2023, Lamar Media entered into Amendment No. 4 (the "Amendment No. 4"), to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. Amendment No. 4 extends the maturity date of Lamar Media's $750,000 revolving credit facility such that the revolving credit facility matures July 31, 2028; provided that, if on the date (a "Credit Facility Springing Maturity Test Date") that is 91 days prior to either the then scheduled maturity date of Lamar Media's Term B loans (which is currently February 6, 2027) or the February 15, 2028 maturity date of Lamar Media's 3 3/4% Notes, the Company and its restricted subsidiaries do not have sufficient liquidity (defined as unrestricted cash and cash equivalents of the Company and its restricted subsidiaries plus unused commitments under the revolving credit facility) to repay in full the aggregate outstanding amount (including all accrued and unpaid interest, premiums and make-whole amounts (if any)) of the Term B loans or the 3 3/4% Notes (as applicable), the revolving credit facility will mature on such Credit Facility Springing Maturity Test Date. On the maturity date of the revolving credit facility, the entire principal amount of revolving loans outstanding under the revolving credit facility, together with all accrued and unpaid interest on such revolving loans, will be due and payable.

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

As of June 30, 2025, there were $434,000 in borrowings outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $8,746 in letters of credit outstanding as of June 30, 2025 resulting in $307,254 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity.

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

As of June 30, 2025, there were $250,000 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability for borrowing under the Accounts Receivable Securitization Program as of June 30, 2025. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the six months ended June 30, 2025.

The Accounts Receivable Securitization Program was set to mature on July 21, 2025, but was subsequently extended to October 15, 2027 by the Seventh Amendment to the Receivables Financing Agreement dated October 15, 2024; provided that, if on the date (a “Securitization Springing Maturity Test Date”) that is 91 days prior to the then scheduled maturity date of Lamar Media’s Term Loan B loans (which is currently February 6, 2027), (a) any of the outstanding Term B loans has a scheduled maturity date prior to the date that is 91 days prior to the then scheduled maturity date of Lamar Media’s revolving credit facility (which is currently July 31, 2028) and (b) the Company and its restricted subsidiaries do not have sufficient liquidity (defined as (i) unused commitments under the revolving credit facility plus (ii) unrestricted cash and cash equivalents of the Company and its restricted subsidiaries plus (iii) borrowing availability under the Accounts Receivable Securitization Program) to repay in full the aggregate outstanding amount (including all accrued and unpaid interest, premiums and make-whole amounts (if any)) of the Term Loan B loans, then the Accounts Receivable Securitization Program will mature on such Securitization Springing Maturity Test Date. Lamar Media may amend the facility to further extend the maturity date, enter into a new securitization facility with a different maturity date, or refinance the indebtedness outstanding under the Accounts Receivable Securitization Program using borrowings under its senior credit facility or from other financing sources.

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

Debt Repurchase Program

The Company’s Board of Directors has authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026. There were no repurchases under the program as of June 30, 2025.

(11) Fair Value of Financial Instruments

At June 30, 2025 and December 31, 2024, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,290,255 which does not exceed the carrying amount of $3,384,260 as of June 30, 2025. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

(12) Investments

On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, Inc. ("Vistar"), a leading global provider of programmatic technology for the digital out-of-home sector. On February 3, 2025, T-Mobile USA, Inc. acquired 100% of Vistar (the "Sale"). In connection with the closing of the Sale, the Company received $115,112 in cash consideration for the sale of its 20% equity interest in Vistar. Up to an additional $15,086 of consideration for the Sale may be received by the Company in the future, upon release of the remaining purchase price for the Sale from escrow in connection with satisfaction of certain post-closing conditions. During the six months ended June 30, 2025, the Company recognized a gain of $67,833 related to the transaction. An income tax expense of $13,191 was recorded during the six months ended June 30, 2025 as a result of the Sale, of which $21,172 was related to current income tax expense offset by a deferred tax benefit of $7,980.

(13) New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose disaggregated information related to the effective tax rate reconciliation and income taxes paid. This guidance is effective for public entities as of December 15, 2024. The Company does not anticipate the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(14) Dividends/Distributions

During the three months ended June 30, 2025 and 2024, the Company declared and paid cash distributions in an aggregate amount of $157,065 or $1.55 per share and $133,116 or $1.30 per share, respectively. During the six months ended June 30, 2025 and 2024, the Company declared and paid cash distributions in an aggregate amount of $316,132 or $3.10 per share and $266,144 or $2.60 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of general economic conditions on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three and six months ended June 30, 2025 and 2024, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share and $182 or $31.90 per share, respectively, for each period.

(15) Information About Geographic Areas

Revenues from external customers attributable to foreign countries totaled $17,219 and $16,773 for the six months ended June 30, 2025 and 2024, respectively. Net carrying value of long-lived assets located in foreign countries totaled $14,437 and $13,972 as of June 30, 2025 and December 31, 2024, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.

(16) Stockholders' Equity

Sales Agreement. On July 24, 2024, the Company entered into an equity distribution agreement, or At-the-Market Offering agreement, (the "2024 Sales Agreement") with J.P. Morgan Securities LLC, Wells Fargo Securities LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms that expired according to its terms on June 21, 2024. Under the terms of the 2024 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, with an aggregate offering price of up to $400,000, through the Sales Agents as either agents or principals.

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

As of June 30, 2025, no shares of our Class A common stock were sold under the 2024 Sales Agreement or were sold under the prior Sales Agreement.

Shelf Registration. On July 24, 2024, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. The shelf registration statement replaced a prior shelf registration statement which expired. During the six months ended June 30, 2025 and the year ended December 31, 2024, the Company did not issue any shares under its shelf registration statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Stock Repurchase Program. Prior to May 15, 2025, the Company’s Board of Directors had authorized the repurchase of up to $250,000 of the Company’s Class A common stock. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026. On May 15, 2025, the Company's Board of Directors approved the increase of the amount authorized under the Stock Repurchase Program by $150,000, bringing the total amount authorized under the Program to $400,000. There were no repurchases under the program as of December 31, 2024. During the six months ended June 30, 2025, the Company repurchased 1,388,091 shares of the Company's Class A common stock outstanding for a total purchase price of $150,000. The Company currently has $250,000 remaining under its current share repurchase authorization.

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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
The following table presents our financial performance by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues:
Billboard	$512,317	$502,144	$957,214	$941,529
Other	66,994	63,107	127,527	121,872
Total net revenues	$579,311	$565,251	$1,084,741	$1,063,401

Advertising expenses:
Billboard	$221,892	$219,058	$438,823	$428,961
Other	51,943	48,731	103,835	97,752
Total advertising expenses	$273,835	$267,789	$542,658	$526,713

Segmented adjusted EBITDA:
Billboard adjusted EBITDA	$290,425	$283,086	$518,391	$512,568
Other adjusted EBITDA	15,051	14,376	23,692	24,120
Corporate expenses (1)	(27,093)	(25,908)	(53,479)	(53,212)
Adjusted EBITDA	$278,383	$271,554	$488,604	$483,476

(1)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

Reconciliation of adjusted EBITDA to income before income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA	$278,383	$271,554	$488,604	$483,476
Stock-based compensation expense	(7,148)	(11,150)	(17,725)	(25,616)
Capitalized contract fulfillment costs, net	380	190	5	374
Depreciation and amortization	(78,110)	(77,191)	(155,931)	(152,419)
Gain on disposition of assets and investments	4,176	824	73,961	3,012
Equity in (loss) earnings of investee	(174)	4	206	(555)
Interest expense, net	(40,103)	(43,765)	(77,943)	(87,785)
Income before income tax expense	$157,404	$140,466	$311,177	$220,487

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(18) Subsequent Events

On July 2, 2025, Lamar Advertising Limited Partnership ("Lamar LP"), the subsidiary operating partner of Lamar Advertising Company (the "Company") issued a total of 1,187,500 Common Units of Lamar LP (the "Common Units"). The Common Units were issued to the owners of Verde Outdoor as the consideration in connection with an acquisition, whereby the assets of Verde Outdoor were contributed to Lamar LP. The Verde Outdoor assets include more than 1,500 billboard faces across ten states.

Pursuant to the terms of the Limited Partnership Agreement of Lamar LP, the Common Units are redeemable by the holder after a holding period, which is generally twelve months, for a cash amount per Common Unit equal to the market value of an equivalent number of shares of common stock of the Company. At the Company’s option, in lieu of cash, the redemption obligation may be satisfied by issuing shares of Class A common stock of the Company in exchange for Common Units tendered for redemption.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,226	$48,961
Receivables, net of allowance for doubtful accounts of $11,970 and $12,404 in 2025 and 2024, respectively	345,869	334,798
Other current assets	55,943	41,009
Total current assets	457,038	424,768
Property, plant and equipment	4,638,502	4,574,894
Less accumulated depreciation and amortization	(3,031,863)	(2,974,085)
Net property, plant and equipment	1,606,639	1,600,809
Operating lease right of use assets	1,446,449	1,355,231
Financing lease right of use assets	6,905	8,331
Goodwill	2,025,049	2,024,931
Intangible assets, net	1,064,509	1,062,133
Other assets	50,635	93,604
Total assets	$6,657,224	$6,569,807
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$27,534	$21,586
Current maturities of long-term debt, net of deferred financing costs of $503 and $611 in 2025 and 2024, respectively	249,925	249,806
Current operating lease liabilities	202,466	218,108
Current financing lease liabilities	1,331	1,331
Accrued expenses	101,175	123,282
Deferred income	189,126	153,700
Total current liabilities	771,557	767,813
Long-term debt, net of deferred financing costs of $20,044 and $22,826 in 2025 and 2024, respectively	3,113,788	2,961,058
Operating lease liabilities	1,190,639	1,114,407
Financing lease liabilities	12,618	13,283
Deferred income tax liabilities	774	8,006
Asset retirement obligation	615,506	614,713
Other liabilities	51,098	48,588
Total liabilities	5,755,980	5,527,868
Stockholder's equity:
Common stock, par value $0.01, 3,000 shares authorized, 100 shares issued and outstanding at 2025 and 2024	—	—
Additional paid-in-capital	3,268,125	3,229,799
Accumulated comprehensive loss	(2,258)	(2,954)
Accumulated deficit	(2,366,438)	(2,185,755)
Non-controlling interest	1,815	849
Stockholder's equity	901,244	1,041,939
Total liabilities and stockholder's equity	$6,657,224	$6,569,807

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statements of Income
Net revenues	$579,311	$565,251	$1,084,741	$1,063,401
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	186,776	183,265	366,773	358,910
General and administrative expenses (exclusive of depreciation and amortization)	89,315	88,341	184,307	177,502
Corporate expenses (exclusive of depreciation and amortization)	31,455	32,870	62,518	68,436
Depreciation and amortization	78,110	77,191	155,931	152,419
Gain on disposition of assets and investments	(4,176)	(824)	(73,961)	(3,012)
	381,480	380,843	695,568	754,255
Operating income	197,831	184,408	389,173	309,146
Other (income) expense
Interest income	(597)	(572)	(1,089)	(1,039)
Interest expense	40,700	44,337	79,032	88,824
Equity in loss (earnings) of investee	174	(4)	(206)	555
	40,277	43,761	77,737	88,340
Income before income tax expense	157,554	140,647	311,436	220,806
Income tax expense	2,388	2,872	16,932	4,394
Net income	155,166	137,775	294,504	216,412
Net income attributable to non-controlling interest	661	228	1,135	503
Net income attributable to controlling interest	$154,505	$137,547	$293,369	$215,909
Statements of Comprehensive Income
Net income	$155,166	$137,775	$294,504	$216,412
Other comprehensive income (loss)
Foreign currency translation adjustments	1,017	(431)	696	(823)
Comprehensive income	156,183	137,344	295,200	215,589
Net income attributable to non-controlling interest	661	228	1,135	503
Comprehensive income attributable to controlling interest	$155,522	$137,116	$294,065	$215,086

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2024	$—	$3,229,799	$(2,954)	$(2,185,755)	$849	$1,041,939
Contribution from parent	—	30,721	—	—	—	30,721
Reallocation of capital	—	(826)	—	—	826	—
Foreign currency translations	—	—	(321)	—	—	(321)
Net income	—	—	—	138,864	474	139,338
Dividend to parent	—	—	—	(185,433)	(553)	(185,986)
Balance, March 31, 2025	$—	$3,259,694	$(3,275)	$(2,232,324)	$1,596	$1,025,691
Contribution from parent	—	8,431	—	—	—	8,431
Foreign currency translations	—	—	1,017	—	—	1,017
Net income	—	—	—	154,505	661	155,166
Dividend to parent	—	—	—	(288,619)	(442)	(289,061)
Balance, June 30, 2025	$—	$3,268,125	$(2,258)	$(2,366,438)	$1,815	$901,244

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2023	$—	$3,173,789	$(428)	$(1,963,998)	$414	$1,209,777
Contribution from parent	—	27,680	—	—	—	27,680
Reallocation of capital	—	(1,018)	—	—	1,018	—
Foreign currency translations	—	—	(392)	—	—	(392)
Net income	—	—	—	78,362	275	78,637
Dividend to parent	—	—	—	(138,369)	(479)	(138,848)
Balance, March 31, 2024	$—	$3,200,451	$(820)	$(2,024,005)	$1,228	$1,176,854
Contribution from parent	—	11,033	—	—	—	11,033
Foreign currency translations	—	—	(431)	—	—	(431)
Net income	—	—	—	137,547	228	137,775
Dividend to parent	—	—	—	(133,117)	(217)	(133,334)
Balance, June 30, 2024	$—	$3,211,484	$(1,251)	$(2,019,575)	$1,239	$1,191,897

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$294,504	$216,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,931	152,419
Non-cash compensation	17,725	25,616
Amortization included in interest expense	3,056	3,271
Gain on disposition of assets and investments	(73,961)	(3,012)
Equity in (earnings) loss of investee	(206)	555
Deferred tax benefit	(8,319)	(64)
Provision for doubtful accounts	3,274	1,643
Changes in operating assets and liabilities:
Increase in:
Receivables	(14,000)	(19,034)
Prepaid expenses	(4,601)	(6,665)
Other assets	(10,571)	(10,682)
Increase (decrease) in:
Trade accounts payable	759	2,628
Accrued expenses	(8,050)	(6,420)
Operating lease liabilities	(28,272)	(25,945)
Other liabilities	(737)	8,793
Net cash provided by operating activities	326,532	339,515
Cash flows from investing activities:
Acquisitions	(87,080)	(28,192)
Capital expenditures	(68,088)	(52,130)
Proceeds from disposition of assets and investments	121,392	3,661
Net cash used in investing activities	(33,776)	(76,661)
Cash flows from financing activities:
Principal payments on long-term debt	(208)	(197)
Principal payments on financing leases	(666)	(666)
Payments on revolving credit facility	(292,000)	(213,000)
Proceeds received from revolving credit facility	442,000	218,000
Payments on accounts receivable securitization program	(29,400)	(86,200)
Proceeds received from accounts receivable securitization program	29,400	86,200
Debt issuance costs	—	(23)
Distributions to non-controlling interest	(995)	(696)
Contributions from parent	39,152	38,713
Dividend to parent	(474,052)	(271,486)
Net cash used in financing activities	(286,769)	(229,355)
Effect of exchange rate changes in cash and cash equivalents	278	(172)
Net increase in cash and cash equivalents	6,265	33,327
Cash and cash equivalents at beginning of period	48,961	44,105
Cash and cash equivalents at end of period	$55,226	$77,432
Supplemental disclosures of cash flow information:
Cash paid for interest	$76,035	$85,653
Cash paid for foreign, state and federal income taxes	$14,666	$5,205

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

Summarized Balance Sheet as of June 30, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$42,680	$69,016	$345,342	$—	$457,038
Noncurrent assets	4,302,337	6,432,399	297,130	(4,831,680)	6,200,186
Current liabilities	39,481	456,418	275,658	—	771,557
Noncurrent liabilities	3,406,107	1,808,827	399,803	(630,314)	4,984,423
Non-controlling interest	—	2,388	(573)	—	1,815

Summarized Balance Sheet as of December 31, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$38,950	$52,617	$333,201	$—	$424,768
Noncurrent assets	4,302,475	6,368,402	297,831	(4,823,669)	6,145,039
Current liabilities	50,707	444,841	272,265	—	767,813
Noncurrent liabilities	3,249,628	1,738,404	384,695	(612,672)	4,760,055
Non-controlling interest	—	1,770	(921)	—	849

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Summarized Statements of Income and Comprehensive Income
for the Three Months Ended June 30, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$567,209	$12,357	$(255)	$579,311
Operating expenses (income)	—	369,445	12,290	(255)	381,480
Operating income	—	197,764	67	—	197,831
Net income (loss)	154,505	195,734	(3,365)	(191,708)	155,166
Net income (loss) attributable to controlling interest	154,505	195,354	(3,646)	(191,708)	154,505

Summarized Statements of Income and Comprehensive Income
for the Three Months Ended June 30, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$553,182	$12,366	$(297)	$565,251
Operating expenses (income)	—	368,409	12,731	(297)	380,843
Operating income (loss)	—	184,773	(365)	—	184,408
Net income (loss)	137,547	182,485	(4,225)	(178,032)	137,775
Net income (loss) attributable to controlling interest	137,547	182,241	(4,209)	(178,032)	137,547

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Summarized Statements of Income and Comprehensive Income
for the Six Months Ended June 30, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$1,061,191	$23,976	$(426)	$1,084,741
Operating expenses (income)	—	671,328	24,666	(426)	695,568
Operating income (loss)	—	389,863	(690)	—	389,173
Net income (loss)	293,369	374,192	(7,570)	(365,487)	294,504
Net income (loss) attributable to controlling interest	293,369	373,592	(8,105)	(365,487)	293,369

Summarized Statements of Income and Comprehensive Income
for the Six Months Ended June 30, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$1,040,970	$23,389	$(958)	$1,063,401
Operating expenses (income)	—	730,552	24,661	(958)	754,255
Operating income (loss)	—	310,418	(1,272)	—	309,146
Net income (loss)	215,909	306,533	(9,132)	(296,898)	216,412
Net income (loss) attributable to controlling interest	215,909	306,201	(9,303)	(296,898)	215,909

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
(3) Segment Reporting

The following table presents our financial performance by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues:
Billboard	$512,317	$502,144	$957,214	$941,529
Other	66,994	63,107	127,527	121,872
Total net revenues	$579,311	$565,251	$1,084,741	$1,063,401

Advertising expenses:
Billboard	$221,892	$219,058	$438,823	$428,961
Other	51,943	48,731	103,835	97,752
Total advertising expenses	$273,835	$267,789	$542,658	$526,713

Segmented adjusted EBITDA:
Billboard adjusted EBITDA	$290,425	$283,086	$518,391	$512,568
Other adjusted EBITDA	15,051	14,376	23,692	24,120
Corporate expenses (1)	(26,943)	(25,727)	(53,220)	(52,893)
Adjusted EBITDA	$278,533	$271,735	$488,863	$483,795

(1)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

Reconciliation of adjusted EBITDA to income before income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA	$278,533	$271,735	$488,863	$483,795
Stock-based compensation expense	(7,148)	(11,150)	(17,725)	(25,616)
Capitalized contract fulfillment costs, net	380	190	5	374
Depreciation and amortization	(78,110)	(77,191)	(155,931)	(152,419)
Gain on disposition of assets and investments	4,176	824	73,961	3,012
Equity in (loss) earnings of investee	(174)	4	206	(555)
Interest expense, net	(40,103)	(43,765)	(77,943)	(87,785)
Income before income tax expense	$157,554	$140,647	$311,436	$220,806

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2024 Combined Form 10-K filed on February 20, 2025, and such risk factors as further updated or supplemented, from time to time, in our combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial condition and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2025 and 2024. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes thereto.

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

During the six months ended June 30, 2025, the Company completed multiple acquisitions for a total cash purchase price of approximately $87.1 million. See Uses of Cash – Acquisitions for more information. On July 2, 2025, Lamar Advertising Limited Partnership ("Lamar LP"), the subsidiary operating partner of the Company, issued 1,187,500 Common Units of Lamar LP (the "Common Units"). The Common Units were issued to the owners of Verde Outdoor as the consideration in connection with an acquisition, whereby the assets of Verde Outdoor were contributed to Lamar LP. The Verde Outdoor assets include more than 1,500 billboard faces across ten states.The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total capital expenditures:
Billboard — traditional	$8,887	$3,865	$14,933	$11,013
Billboard — digital	22,242	11,195	38,318	24,608
Logos	3,379	1,800	5,985	3,136
Transit	370	1,034	958	1,385
Land and buildings	1,360	2,364	1,670	4,680
Operating equipment	1,963	2,390	6,224	7,308
Total capital expenditures	$38,201	$22,648	$68,088	$52,130

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

Acquisition-adjusted net revenue adjusts our net revenue for the prior period by adding to it the net revenue generated by the acquired assets before our acquisition of these assets for the same time frame that those assets were owned in the current period. In calculating acquisition-adjusted revenue, therefore, we include revenue generated by assets that we did not own in the period but acquired in the current period. We refer to the amount of pre-acquisition revenue generated by the acquired assets during the prior period that corresponds with the current period in which we owned the assets (to the extent within the period to which this report relates) as “acquisition net revenue”. In addition, we adjust the prior period to subtract revenue generated by the assets that have been divested since the prior period and, therefore, no revenue derived from those assets is reflected in the current period.

Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue are not intended to replace net income or any other performance measures determined in accordance with GAAP. Neither FFO nor AFFO represents cash flows from operating activities in accordance with GAAP and, therefore, these measures should not be considered indicative of cash flows from operating activities as a measure of liquidity or of funds available to fund our cash needs, including our ability to make cash distributions. Rather, adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue are presented as we believe each is a useful indicator of our current operating performance. We believe that these metrics are useful to an investor in evaluating our operating performance because (1) each is a key measure used by our management team for purposes of decision-making and for evaluating our core operating results; (2) adjusted EBITDA is widely used in the industry to measure operating performance as depreciation and amortization may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (3) acquisition-adjusted net revenue is a supplement to net revenue to enable investors to compare period-over-period results on a more consistent basis without the effects of acquisitions and divestitures, which reflects our core performance and organic growth (if any) during the period in which the assets were owned and managed by us; (4) adjusted EBITDA, FFO and AFFO each provide investors with a meaningful measure for evaluating our period-to-period operating performance by eliminating items that are not operational in nature; and (5) each provides investors with a measure for comparing our results of operations to those of other companies.

Our measurement of adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue may not, however, be fully comparable to similarly titled measures used by other companies. Reconciliations of adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue to net income, the most directly comparable GAAP measure, have been included herein.

RESULTS OF OPERATIONS

Six months ended June 30, 2025 compared to six months ended June 30, 2024

Net revenues increased $21.3 million or 2.0% to $1.08 billion for the six months ended June 30, 2025 from $1.06 billion for the same period in 2024. This increase was primarily attributable to an increase in billboard net revenues of $15.7 million, an increase in transit net revenues of $3.0 million, and an increase in logo net revenues of $2.6 million over the same period in 2024.

For the six months ended June 30, 2025, there was a $16.3 million increase in net revenues as compared to acquisition-adjusted net revenues for the six months ended June 30, 2024, which represents an increase of 1.5%. See "Reconciliations" below. The $16.3 million increase in revenue is primarily due to an increase of $13.6 million in billboard net revenues, an increase of $1.8 million in logo net revenues, and an increase in transit net revenues of $0.9 million over the same period in 2024.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $8.7 million, or 1.4%, to $613.9 million for the six months ended June 30, 2025 from $605.2 million for the same period in 2024. The $8.7 million increase over the prior year is comprised of a $16.6 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $7.9 million decrease in stock-based compensation.

Depreciation and amortization expense increased $3.5 million to $155.9 million for the six months ended June 30, 2025 as compared to $152.4 million for the same period in 2024, primarily related to acquisitions and capital expenditures completed in the last twelve months.

For the six months ended June 30, 2025, the Company recognized a gain on disposition of assets and investments of $74.0 million primarily resulting from the sale of Lamar's equity interest in Vistar Media, Inc., as well as transactions related to the sale of real estate and billboard locations and displays.

Due to the above factors, operating income increased by $80.1 million to $388.9 million for the six months ended June 30, 2025 as compared to $308.8 million for the same period in 2024.

Interest expense decreased $9.8 million for the six months ended June 30, 2025 to $79.0 million as compared to $88.8 million for the six months ended June 30, 2024. The decrease was primarily due to the repayment of the Term A loans outstanding under the senior credit facility in July of 2024 as well as a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

Equity in (earnings) loss of investee was $(0.2) million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

The increase in operating income, as well as the decrease in interest expense, resulted in a $90.7 million increase in income before income tax expense. The effective tax rate for the six months ended June 30, 2025 was 5.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the six months ended June 30, 2025 of $294.2 million, as compared to net income of $216.1 million for the same period in 2024.

Reconciliations:

Because acquisitions occurring after December 31, 2023 have contributed to our net revenue results for the periods presented, we provide 2024 acquisition-adjusted net revenue, which adjusts our 2024 net revenue for the six months ended June 30, 2024 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2025.

Reconciliations of 2024 reported net revenues to 2024 acquisition-adjusted net revenues for the six months ended June 30, as well as a comparison of 2024 acquisition-adjusted net revenues to 2025 reported net revenues for the six months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Reported net revenues	$1,084,741	$1,063,401
Acquisition net revenues	—	5,021
Adjusted totals	$1,084,741	$1,068,422

Key Performance Indicators

Net Income/Adjusted EBITDA

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Net income	$294,245	$216,093	$78,152	36.2%
Income tax expense	16,932	4,394	12,538
Interest expense, net	77,943	87,785	(9,842)
Equity in (earnings) loss of investee	(206)	555	(761)
Gain on disposition of assets and investments	(73,961)	(3,012)	(70,949)
Depreciation and amortization	155,931	152,419	3,512
Capitalized contract fulfillment costs, net	(5)	(374)	369
Stock-based compensation expense	17,725	25,616	(7,891)
Adjusted EBITDA	$488,604	$483,476	$5,128	1.1%

Adjusted EBITDA for the six months ended June 30, 2025 increased 1.1% to $488.6 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $13.1 million, offset by an increase in total general and administrative and corporate expenses of $8.7 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Billboard adjusted EBITDA	$518,391	$512,568	$5,823
Other adjusted EBITDA(1)	23,692	24,120	(428)
Corporate expenses(2)	(53,479)	(53,212)	(267)
Adjusted EBITDA	$488,604	$483,476	$5,128	1.1%

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

Adjusted EBITDA for the six months ended June 30, 2025 increased 1.1% to $488.6 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $5.8 million, offset by a decrease in other adjusted EBITDA of $0.4 million and an increase in corporate expenses of $0.3 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(In thousands)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
Net income	$294,245	$216,093	$78,152	36.2%
Depreciation and amortization related to real estate	147,651	144,122	3,529
Gain from sale or disposal of real estate and investments, net of tax	(60,742)	(2,820)	(57,922)
Adjustments for unconsolidated affiliates and non-controlling interest	330	384	(54)
FFO	$381,484	$357,779	$23,705	6.6%
Straight-line expense	2,381	2,067	314
Capitalized contract fulfillment costs, net	(5)	(374)	369
Stock-based compensation expense	17,725	25,616	(7,891)
Non-cash portion of tax provision	(339)	(64)	(275)
Non-real estate related depreciation and amortization	8,280	8,297	(17)
Amortization of deferred financing costs	3,056	3,271	(215)
Capital expenditures - maintenance	(22,662)	(24,454)	1,792
Adjustments for unconsolidated affiliates and non-controlling interest	(330)	(384)	54
AFFO	$389,590	$371,754	$17,836	4.8%

FFO for the six months ended June 30, 2025 increased from $357.8 million in 2024 to $381.5 million for the same period in 2025, an increase of 6.6%. AFFO for the six months ended June 30, 2025 increased 4.8% to $389.6 million as compared to $371.8 million for the same period in 2024. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) as well as a decrease in interest expense for the six months ended June 30, 2025.

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Net revenues increased $14.1 million or 2.5% to $579.3 million for the three months ended June 30, 2025 from $565.3 million for the same period in 2024. This increase was primarily attributable to an increase in billboard net revenues of $10.2 million, an increase in transit net revenues of $2.2 million and an increase in logo net revenues of $1.7 million over the same period in 2024.

For the three months ended June 30, 2025, there was a $10.9 million increase in net revenues as compared to acquisition-adjusted net revenues for the three months ended June 30, 2024, which represents an increase of 1.9%. See "Reconciliations" below. The $10.9 million increase in revenue is primarily due to an increase of $8.4 million in billboard net revenues, an increase of $1.3 million in logo net revenues, and an increase of $1.2 million in transit net revenues over the same period in 2024.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $3.0 million, or 1.0%, to $307.7 million for the three months ended June 30, 2025 from $304.7 million for the same period in 2024. The $3.0 million increase over the prior year is comprised of a $7.0 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $4.0 million decrease in stock-based compensation.

Depreciation and amortization expense increased $0.9 million to $78.1 million for the three months ended June 30, 2025 as compared to $77.2 million for the same period in 2024, primarily related to acquisitions and capital expenditures completed in the last twelve months.

For the three months ended June 30, 2025, the Company recognized a gain on disposition of assets and investments of $4.2 million, primarily resulting from transactions related to the sale of real estate and billboard locations and displays.

Due to the above factors, operating income increased by $13.5 million to $197.7 million for the three months ended June 30, 2025 as compared to $184.2 million for the same period in 2024.

Interest expense decreased $3.6 million for the three months ended June 30, 2025 to $40.7 million as compared to $44.3 million for the three months ended June 30, 2024 primarily due to the repayment of the Term A loans outstanding under the senior credit facility in July of 2024 as well as a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

The increase in operating income, as well as the decrease in interest expense, resulted in a $16.9 million increase in income before income tax expense. The effective tax rate for the three months ended June 30, 2025 was 1.5%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended June 30, 2025 of $155.0 million, as compared to net income of $137.6 million for the same period in 2024.

Reconciliations:

Because acquisitions occurring after December 31, 2023 have contributed to our net revenue results for the periods presented, we provide 2024 acquisition-adjusted net revenue, which adjusts our 2024 net revenue for the three months ended June 30, 2024 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2025.

Reconciliations of 2024 reported net revenues to 2024 acquisition-adjusted net revenues for the three months ended June 30, as well as a comparison of 2024 acquisition-adjusted net revenues to 2025 reported net revenues for the three months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Reported net revenues	$579,311	$565,251
Acquisition net revenues	—	3,131
Adjusted totals	$579,311	$568,382

Key Performance Indicators

Net Income/Adjusted EBITDA

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Net income	$155,016	$137,594	$17,422	12.7%
Income tax expense	2,388	2,872	(484)
Interest expense, net	40,103	43,765	(3,662)
Equity in loss (earnings) of investee	174	(4)	178
Gain on disposition of assets and investments	(4,176)	(824)	(3,352)
Depreciation and amortization	78,110	77,191	919
Capitalized contract fulfillment costs, net	(380)	(190)	(190)
Stock-based compensation expense	7,148	11,150	(4,002)
Adjusted EBITDA	$278,383	$271,554	$6,829	2.5%

Adjusted EBITDA for the three months ended June 30, 2025 increased 2.5% to $278.4 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $10.4 million offset by an increase in total general and administrative and corporate expenses of $3.5 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Billboard adjusted EBITDA	$290,425	$283,086	$7,339
Other adjusted EBITDA(1)	15,051	14,376	675
Corporate expenses(2)	(27,093)	(25,908)	(1,185)
Adjusted EBITDA	$278,383	$271,554	$6,829	2.5%

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

Adjusted EBITDA for the three months ended June 30, 2025 increased 2.5% to $278.4 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $7.3 million, as well as an increase in other adjusted EBITDA of $0.7 million, offset by an increase in corporate expenses of $1.2 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(In thousands)	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
Net income	$155,016	$137,594	$17,422	12.7%
Depreciation and amortization related to real estate	74,015	72,393	1,622
Gain from sale or disposal of real estate, net of tax	(4,145)	(726)	(3,419)
Adjustments for unconsolidated affiliates and non-controlling interest	456	12	444
FFO	$225,342	$209,273	$16,069	7.7%
Straight line expense	1,372	794	578
Capitalized contract fulfillment costs, net	(380)	(190)	(190)
Stock-based compensation expense	7,148	11,150	(4,002)
Non-cash portion of tax provision	(95)	(310)	215
Non-real estate related depreciation and amortization	4,095	4,799	(704)
Amortization of deferred financing costs	1,533	1,640	(107)
Capital expenditures - maintenance	(13,277)	(13,627)	350
Adjustments for unconsolidated affiliates and non-controlling interest	(456)	(12)	(444)
AFFO	$225,282	$213,517	$11,765	5.5%

FFO for the three months ended June 30, 2025 increased from $209.3 million in 2024 to $225.3 million for the same period in 2025, an increase of 7.7%. AFFO for the three months ended June 30, 2025 increased 5.5% to $225.3 million as compared to $213.5 million for the same period in 2024. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $10.4 million.

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

Sources of Cash

Total Liquidity. As of June 30, 2025 we had $363.0 million of total liquidity, which is comprised of $55.7 million in cash and cash equivalents and $307.3 million of availability under the revolving portion of Lamar Media’s senior credit facility. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after accounting for borrowing the full amount available to us under the revolving portion of the senior credit facility.

As of June 30, 2025 and December 31, 2024, the Company had a working capital deficit of $325.1 million and $353.2 million, respectively. The decrease in working capital deficit of $28.1 million is primarily due to a decrease in borrowings outstanding on the Accounts Receivable Securitization Program as well as a decrease in current operating lease liabilities.

Cash Generated by Operations. For the six months ended June 30, 2025 and 2024, our cash provided by operating activities was $357.2 million and $366.9 million, respectively. We expect to generate cash flows from operations during 2025 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. We believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.

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

Borrowing capacity under the Accounts Receivable Securitization Program is limited to the availability of eligible accounts receivable collateralizing the borrowings under the agreements governing the Accounts Receivable Securitization Program. In connection with the Accounts Receivable Securitization Program, Lamar Media and certain of its subsidiaries (such subsidiaries, the “Subsidiary Originators”) sell and/or contribute their existing and future accounts receivable and certain related assets to one of two special purpose subsidiaries, Lamar QRS Receivables, LLC (the “QRS SPV”) and Lamar TRS Receivables, LLC (the “TRS SPV” and together with the QRS SPV the “Special Purpose Subsidiaries”), each of which is a wholly-owned subsidiary of Lamar Media. Existing and future accounts receivable relating to Lamar Media and its qualified REIT subsidiaries will be sold and/or contributed to the QRS SPV and existing and future accounts receivable relating to Lamar Media’s Taxable REIT Subsidiaries ("TRSs") will be sold and/or contributed to the TRS SPV. Each of the Special Purpose Subsidiaries has granted the lenders party to the Accounts Receivable Securitization Program a security interest in all of its assets, which consist of the accounts receivable and related assets sold or contributed to them, as described above, in order to secure the obligations of the Special Purpose Subsidiaries under the agreements governing the Accounts Receivable Securitization Program. Pursuant to the Accounts Receivable Securitization Program, Lamar Media has agreed to service the accounts receivable on behalf of the two Special Purpose Subsidiaries for a fee. Lamar Media has also agreed to guarantee its performance in its capacity as servicer and originator, as well as the performance of the Subsidiary Originators, of their obligations under the agreements governing the Accounts Receivable Securitization Program. None of Lamar Media, the Subsidiary Originators or the Special Purpose Subsidiaries guarantees the collectability of the receivables under the Accounts Receivable Securitization Program. In addition, each of the Special Purpose Subsidiaries is a separate legal entity with its own separate creditors who will be entitled to access the assets of such Special Purpose Subsidiary before the assets become available to Lamar Media. Accordingly, the assets of the Special Purpose Subsidiaries are not available to pay creditors of Lamar Media or any of its subsidiaries, although collections from receivables in excess of the amounts required to repay the lenders and the other creditors of the Special Purpose Subsidiaries may be remitted to Lamar Media.

As of June 30, 2025, there was $250.0 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability under the Accounts Receivable Securitization Program as of June 30, 2025.

The Accounts Receivable Securitization Program was set to mature on July 21, 2025, but was subsequently extended to October 15, 2027 by the Seventh Amendment to the Receivables Financing Agreement dated October 15, 2024; provided that, if on the date (a “Securitization Springing Maturity Test Date”) that is 91 days prior to the then scheduled maturity date of Lamar Media’s Term Loan B loans (which is currently February 6, 2027), (a) any of the outstanding Term B loans has a scheduled maturity date prior to the date that is 91 days prior to the then scheduled maturity date of Lamar Media’s revolving credit facility (which is currently July 31, 2028) and (b) the Company and its restricted subsidiaries do not have sufficient liquidity (defined as (i) unused commitments under the revolving credit facility plus (ii) unrestricted cash and cash equivalents of the Company and its restricted subsidiaries plus (iii) borrowing availability under the Accounts Receivable Securitization Program) to repay in full the aggregate outstanding amount (including all accrued and unpaid interest, premiums and make-whole amounts (if any)) of the Term Loan B loans, then the Accounts Receivable Securitization Program will mature on such Securitization Springing Maturity Test Date. Lamar Media may amend the facility to further extend the maturity date, enter into a new securitization facility with a different maturity date, or refinance the indebtedness outstanding under the Accounts Receivable Securitization Program using borrowings under its senior credit facility or from other financing sources.

“At-the-Market” Offering Program. On July 24, 2024, the Company entered into an equity distribution agreement, or At-the-Market Offering Agreement, (the "2024 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms (the "2021 Sales Agreement"). Under the terms of the 2024 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be conducted in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2024 Sales Agreement and may at any time suspend solicitations and offers under the 2024 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2024 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under the 2024 Sales Agreement during the year ended December 31, 2024 and the six months ended June 30, 2025. The Company did not issue any shares under the 2021 Sales Agreement from inception through expiration.

Shelf Registration Statement. On June 21, 2021, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. The shelf registration statement expired on June 21, 2024.

On July 24, 2024, the Company filed a new automatically effective shelf registration statement that allows the Company to offer and sell an indeterminate amount of additional shares of its Class A common stock, which replaces the previous shelf registration statement. During the year ended December 31, 2024 and the six months ended June 30, 2025, the Company did not issue any shares under either shelf registration statement.

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

On July 2, 2021, Lamar Media entered into Amendment No. 1 (the "Amendment"), to the Fourth Amended and Restated Credit Agreement. The Amendment amends the definition of "Subsidiary" to exclude each of Lamar Partnering Sponsor LLC and Lamar Partnering Corporation and any of their subsidiaries (collectively, the “Lamar Partnering Entities”) such that, after giving effect to the Amendment, none of the Lamar Partnering Entities are subject to the Fourth Amended and Restated Credit Agreement covenants and reporting requirements, but any investment by Lamar Media in any of the Lamar Partnering Entities would be subject to the Fourth Amended and Restated Credit Agreement covenants. The Amendment also amends the definition of “EBITDA” to replace the existing calculation with a net income-based calculation, which excludes the income of non-Subsidiary entities such as the Lamar Partnering Entities, except to the extent that income of such entities is received by Lamar Media in the form of dividends or distributions.

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

On July 31, 2023, Lamar Media entered into Amendment No. 4 (the “Amendment No. 4”), to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. Amendment No. 4 extends the maturity date of Lamar Media’s $750.0 million revolving credit facility such that the revolving credit facility matures July 31, 2028; provided that, if on the date (a "Springing Maturity Test Date") that is 91 days prior to either the then scheduled maturity date of Lamar Media’s Term B loans (which is currently February 6, 2027) or the February 15, 2028 maturity date of Lamar Media’s 3 3/4% Notes, the Company and its restricted subsidiaries do not have sufficient liquidity (defined as unrestricted cash and cash equivalents of the Company and its restricted subsidiaries plus unused commitments under the revolving credit facility) to repay in full the aggregate outstanding amount (including all accrued and unpaid interest, premiums and make-whole amounts (if any)) of the Term B loans or the 3 3/4% Notes (as applicable), the revolving credit facility will mature on such Springing Maturity Test Date. On the maturity date of the revolving credit facility, the entire principal amount of revolving loans outstanding under the revolving credit facility, together with all accrued and unpaid interest on such revolving loans, will be due and payable.

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

As of June 30, 2025 the aggregate balance outstanding under the senior credit facility was $1.03 billion, consisting of $600.0 million in Term B loans aggregate principal balance and $434.0 million outstanding borrowings under our revolving credit facility. Lamar Media had approximately $307.3 million of unused capacity under the revolving credit facility.

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

Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. As of June 30, 2025 we were, and currently we are, in compliance with all such tests under the senior credit facility.

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

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $68.1 million for the six months ended June 30, 2025. We anticipate our 2025 total capital expenditures will be approximately $180.0 million.

Acquisitions. During the six months ended June 30, 2025, the Company completed acquisitions for an aggregate purchase price of approximately $87.1 million, which were financed using available cash on hand.

Dividends. On February 19, 2025, the Company's Board of Directors declared a quarterly cash dividend of $1.55 per share, paid on March 28, 2025 to its stockholders of record of its Class A common stock and Class B common stock on March 14, 2025. On May 15, 2025, the Company's Board of Directors declared a quarterly cash dividend of $1.55 per share, paid on June 30, 2025 to its stockholders of record of its Class A common stock and Class B common stock on June 16, 2025. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2025 will be at least $6.20 per share of common stock, including the dividends paid on March 28, 2025 and June 30, 2025.

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

Stock and Debt Repurchasing Program. Prior to May 15, 2025, the Company’s Board of Directors had authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026. On May 15, 2025, the Company's Board of Directors approved the increase of the amount authorized under the Stock Repurchase Program by $150.0 million, bringing the total amount authorized under the Program to $400.0 million. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized. During the six months ended June 30, 2025, the Company repurchased 1,388,091 shares of the Company's Class A common stock outstanding for a total purchase price of $150.0 million.

Material Cash Requirements

Our expected material cash requirements for the twelve months following June 30, 2025 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.

Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of June 30, 2025:

(In millions)	Less than 1 year	Thereafter
Debt maturities(1)	$0.4	$3,363.3
Interest obligations on long-term debt(2)	157.5	469.1
Contractual obligations, including operating and financing leases	286.2	1,833.9
Total payments due	$444.1	$5,666.3

(1)Debt maturities assume there is no refinancing prior to the existing maturity date and is based on contractual maturities.
(2)Interest rates on our variable rate instruments assume rates at the June 30, 2025 levels.

Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain).On February 19, 2025, the Company's Board of Directors declared a quarterly cash dividend of $1.55 per share, paid on March 28, 2025 to its stockholders of record of its Class A common stock and Class B common stock on March 14, 2025. On May 15, 2025, the Company's Board of Directors declared a quarterly cash dividend of $1.55 per share, paid on June 30, 2025 to its stockholders of record of its Class A common stock and Class B common stock on June 16, 2025. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2025 will be at least $6.20 per share of common stock, including the dividends paid on March 28, 2025 and June 30, 2025.

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

Cash Flows

The Company's cash flows provided by operating activities decreased $9.7 million from $366.9 million for the six months ended June 30, 2024 to $357.2 million for the six months ended June 30, 2025, primarily resulting from a decrease in collections on receivables as compared to the same period in 2024.

Cash flows used in investing activities for six months ended June 30, 2025 was $33.8 million as compared to cash flows used in investing activities for the six months ended June 30, 2024 of $76.7 million. This change was primarily due to increases in acquisitions and capital expenditures during 2025, offset by proceeds from the sale of the Company's equity investment in Vistar Media, Inc. of $115.1 million during 2025.

The Company's cash flows used in financing activities were $317.5 million for the six months ended June 30, 2025 as compared to $256.7 million for the six months ended June 30, 2024. The cash flows used in financing activities of $317.5 million for the six months ended June 30, 2025 is primarily due to cash paid for dividends and distributions and cash used for stock repurchases, offset by borrowings on the revolving credit facility.

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

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and six months ended June 30, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Six months ended June 30, 2025 compared to six months ended June 30, 2024

Net revenues increased $21.3 million or 2.0% to $1.08 billion for the six months ended June 30, 2025 from $1.06 billion for the same period in 2024. This increase was primarily attributable to an increase in billboard net revenues of $15.7 million, an increase in transit net revenues of $3.0 million, and an increase in logo net revenues of $2.6 million over the same period in 2024.

For the six months ended June 30, 2025, there was a $16.3 million increase in net revenues as compared to acquisition-adjusted net revenues for the six months ended June 30, 2024, which represents an increase of 1.5%. See "Reconciliations" below. The $16.3 million increase in revenue is primarily due to an increase of $13.6 million in billboard net revenues, an increase of $1.8 million in logo net revenues, and an increase in transit net revenues of $0.9 million over the same period in 2024.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $8.8 million, or 1.4%, to $613.6 million for the six months ended June 30, 2025 from $604.8 million for the same period in 2024. The $8.8 million increase over the prior year is comprised of a $16.6 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $7.9 million decrease in stock-based compensation.

Depreciation and amortization expense increased $3.5 million to $155.9 million for the six months ended June 30, 2025 as compared to $152.4 million for the same period in 2024, primarily related to acquisitions and capital expenditures completed in the last twelve months.

For the six months ended June 30, 2025, Lamar Media recognized a gain on disposition of assets and investments of $74.0 million, primarily resulting from the sale of Lamar's equity interest in Vistar Media, Inc., as well as transactions related to the sale of real estate and billboard locations and displays.

Due to the above factors, operating income increased by $80.0 million to $389.2 million for the six months ended June 30, 2025 as compared to $309.1 million for the same period in 2024.

Interest expense decreased $9.8 million for the six months ended June 30, 2025 to $79.0 million as compared to $88.8 million for the six months ended June 30, 2024. The decrease was primarily due to the repayment of the Term A loans outstanding under the senior credit facility in July of 2024 as well as a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

Equity in (earnings) loss of investee was $(0.2) million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

The increase in operating income, as well as the decrease in interest expense, resulted in a $90.6 million increase in income before income tax expense. The effective tax rate for the six months ended June 30, 2025 was 5.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the six months ended June 30, 2025 of $294.5 million, as compared to net income of $216.4 million for the same period in 2024.

Reconciliations:

Because acquisitions occurring after December 31, 2023 have contributed to our net revenues results for the periods presented, we provide 2024 acquisition-adjusted net revenue, which adjusts our 2024 net revenues for the six months ended June 30, 2024 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2025.

Reconciliations of 2024 reported net revenue to 2024 acquisition-adjusted net revenues for the six months ended June 30, as well as a comparison of 2024 acquisition-adjusted net revenues to 2025 reported net revenue for the six months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Reported net revenues	$1,084,741	$1,063,401
Acquisition net revenues	—	5,021
Adjusted totals	$1,084,741	$1,068,422

Key Performance Indicators

Net Income/Adjusted EBITDA

(In thousands)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
Net income	$294,504	$216,412	$78,092	36.1%
Income tax expense	16,932	4,394	12,538
Interest expense, net	77,943	87,785	(9,842)
Equity in (earnings) loss of investee	(206)	555	(761)
Gain on disposition of assets and investments	(73,961)	(3,012)	(70,949)
Depreciation and amortization	155,931	152,419	3,512
Capitalized contract fulfillment costs, net	(5)	(374)	369
Stock-based compensation expense	17,725	25,616	(7,891)
Adjusted EBITDA	$488,863	$483,795	$5,068	1.0%

Adjusted EBITDA for the six months ended June 30, 2025 increased 1.0% to $488.9 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $13.1 million, offset by an increase in total general and administrative and corporate expenses of $8.8 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Billboard adjusted EBITDA	$518,391	$512,568	$5,823
Other adjusted EBITDA(1)	23,692	24,120	(428)
Corporate expenses(2)	(53,220)	(52,893)	(327)
Adjusted EBITDA	$488,863	$483,795	$5,068	1.0%

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

Adjusted EBITDA for the six months ended June 30, 2025 increased 1.0% to $488.9 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $5.8 million, offset by a decrease in other adjusted EBITDA of $0.4 million and an increase in corporate expenses of $0.3 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(In thousands)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
Net income	$294,504	$216,412	$78,092	36.1%
Depreciation and amortization related to real estate	147,651	144,122	3,529
Gain from sale or disposal of real estate and investments, net of tax	(60,742)	(2,820)	(57,922)
Adjustments for unconsolidated affiliates and non-controlling interest	330	384	(54)
FFO	$381,743	$358,098	$23,645	6.6%
Straight-line expense	2,381	2,067	314
Capitalized contract fulfillment costs, net	(5)	(374)	369
Stock-based compensation expense	17,725	25,616	(7,891)
Non-cash portion of tax provision	(339)	(64)	(275)
Non-real estate related depreciation and amortization	8,280	8,297	(17)
Amortization of deferred financing costs	3,056	3,271	(215)
Capital expenditures – maintenance	(22,662)	(24,454)	1,792
Adjustments for unconsolidated affiliates and non-controlling interest	(330)	(384)	54
AFFO	$389,849	$372,073	$17,776	4.8%

FFO for the six months ended June 30, 2025 increased from $358.1 million in 2024 to $381.7 million for the same period in 2025, an increase of 6.6%. AFFO for the six months ended June 30, 2025 increased 4.8% to $389.8 million as compared to $372.1 million for the same period in 2024. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) as well as a decrease in interest expense for the six months ended June 30, 2025.

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Net revenues increased $14.1 million or 2.5% to $579.3 million for the three months ended June 30, 2025 from $565.3 million for the same period in 2024. This increase was primarily attributable to an increase in billboard net revenues of $10.2 million, an increase in transit net revenues of $2.2 million, and an increase in logo net revenues of $1.7 million over the same period in 2024.

For the three months ended June 30, 2025, there was a $10.9 million increase in net revenues as compared to acquisition-adjusted net revenues for the three months ended June 30, 2024, which represents an increase of 1.9%. See "Reconciliations" below. The $10.9 million increase in revenue is primarily due to an increase of $8.4 million in billboard net revenues, an increase of $1.3 million in logo net revenues, and an increase in transit net revenues of $1.2 million over the same period in 2024.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $3.1 million, or 1.0%, to $307.5 million for the three months ended June 30, 2025 from $304.5 million for the same period in 2024. The $3.1 million increase over the prior year is comprised of a $7.1 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $4.0 million decrease in stock-based compensation.

Depreciation and amortization expense increased $0.9 million to $78.1 million for the three months ended June 30, 2025 as compared to $77.2 million for the same period in 2024, primarily related to acquisitions and capital expenditures completed in the last twelve months.

For the three months ended June 30, 2025, Lamar Media recognized a gain on disposition of assets and investments of $4.2 million, primarily resulting from transactions related to the sale of real estate and billboard locations and displays.

Due to the above factors, operating income increased by $13.4 million to $197.8 million for the three months ended June 30, 2025 as compared to $184.4 million for the same period in 2024.

Interest expense decreased $3.6 million for the three months ended June 30, 2025 to $40.7 million as compared to $44.3 million for the three months ended June 30, 2024 primarily due to the repayment of the Term A loans outstanding under the senior credit facility in July of 2024 as well as a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

The increase in operating income, offset by the decrease in interest expense, resulted in a $16.9 million increase in income before income tax expense. The effective tax rate for the three months ended June 30, 2025 was 1.5%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended June 30, 2025 of $155.2 million, as compared to net income of $137.8 million for the same period in 2024.

Reconciliations:

Because acquisitions occurring after December 31, 2023 have contributed to our net revenue results for the periods presented, we provide 2024 acquisition-adjusted net revenue, which adjusts our 2024 net revenue for the three months ended June 30, 2024 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2025.

Reconciliations of 2024 reported net revenue to 2024 acquisition-adjusted net revenues for the three months ended June 30, as well as a comparison of 2024 acquisition-adjusted net revenues to 2025 reported net revenue for the three months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Reported net revenues	$579,311	$565,251
Acquisition net revenues	—	3,131
Adjusted totals	$579,311	$568,382

Key Performance Indicators

Net Income/Adjusted EBITDA

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Net income	$155,166	$137,775	$17,391	12.6%
Income tax expense	2,388	2,872	(484)
Interest expense, net	40,103	43,765	(3,662)
Equity in loss (earnings) of investee	174	(4)	178
Gain on disposition of assets and investments	(4,176)	(824)	(3,352)
Depreciation and amortization	78,110	77,191	919
Capitalized contract fulfillment costs, net	(380)	(190)	(190)
Stock-based compensation expense	7,148	11,150	(4,002)
Adjusted EBITDA	$278,533	$271,735	$6,798	2.5%

Adjusted EBITDA for the three months ended June 30, 2025 increased 2.5% to $278.5 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $10.4 million offset by an increase in total general and administrative and corporate expenses of $3.6 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Billboard adjusted EBITDA	$290,425	$283,086	$7,339
Other adjusted EBITDA(1)	15,051	14,376	675
Corporate expenses(2)	(26,943)	(25,727)	(1,216)
Adjusted EBITDA	$278,533	$271,735	$6,798	2.5%

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

Adjusted EBITDA for the three months ended June 30, 2025 increased 2.5% to $278.5 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $7.3 million and an increase in other adjusted EBITDA of $0.7 million, offset by an increase in corporate expenses of $1.2 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Net income	$155,166	$137,775	$17,391	12.6%
Depreciation and amortization related to real estate	74,015	72,393	1,622
Gain from sale or disposal of real estate, net of tax	(4,145)	(726)	(3,419)
Adjustments for unconsolidated affiliates and non-controlling interest	456	12	444
FFO	$225,492	$209,454	$16,038	7.7%
Straight-line expense	1,372	794	578
Capitalized contract fulfillment costs, net	(380)	(190)	(190)
Stock-based compensation expense	7,148	11,150	(4,002)
Non-cash portion of tax provision	(95)	(310)	215
Non-real estate related depreciation and amortization	4,095	4,799	(704)
Amortization of deferred financing costs	1,533	1,640	(107)
Capital expenditures – maintenance	(13,277)	(13,627)	350
Adjustments for unconsolidated affiliates and non-controlling interest	(456)	(12)	(444)
AFFO	$225,432	$213,698	$11,734	5.5%

FFO for the three months ended June 30, 2025 increased from $209.5 million in 2024 to $225.5 million for the same period in 2025, an increase of 7.7%. AFFO for the three months ended June 30, 2025 increased 5.5% to $225.4 million as compared to $213.7 million for the same period in 2024. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenue less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $10.4 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2025, and should be read in conjunction with Note 10 of the Notes to the Company’s Condensed Consolidated Financial Statements.

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

At June 30, 2025 there was approximately $1.28 billion of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 37.9% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2025 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $32.9 million, and the weighted average interest rate applicable to these borrowings during 2025 was 5.7%. Assuming that the weighted average interest rate was 200 basis points higher (that is 7.7% rather than 5.7%), then the Company’s 2025 interest expense would have increased by approximately $11.3 million for the six months ended June 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the Company's repurchase of its securities during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 through April 30, 2025	1,223,562	$107.52	1,223,562	$100,000,000
May 1 through May 31, 2025	—	$—	—	$250,000,000
June 1 through June 30, 2025	—	$—	—	$250,000,000
Total	1,223,562	$107.52	1,223,562	$250,000,000

(1)    Prior to May 15, 2025, the Company's Board of Directors had authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026. On May 15, 2025, the Company's Board of Directors approved the increase of the amount authorized under the Stock Repurchase Program by $150.0 million, bringing the total amount authorized under the Program to $400.0 million.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: August 8, 2025	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: August 8, 2025	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer