Form 10-Q
period 2025-09-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2025-11-06
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ¨☐    No  ☒
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ¨☐    No  ☒
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of November 1, 2025: 86,863,497
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of November 1, 2025: 14,420,085
The number of shares of Lamar Media Corp. common stock outstanding as of November 1, 2025: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,016	$49,461
Receivables, net of allowance for doubtful accounts of $12,895 and $12,404 in 2025 and 2024, respectively	340,757	334,798
Other current assets	44,814	41,009
Total current assets	407,587	425,268
Property, plant and equipment	4,710,907	4,574,894
Less accumulated depreciation and amortization	(3,058,550)	(2,974,085)
Net property, plant and equipment	1,652,357	1,600,809
Operating lease right of use assets	1,476,580	1,355,231
Financing lease right of use assets	6,191	8,331
Goodwill	2,111,201	2,035,082
Intangible assets, net	1,111,465	1,062,601
Other assets	57,921	99,227
Total assets	$6,823,302	$6,586,549
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$26,228	$21,586
Current maturities of long-term debt, net of deferred financing costs of $449 and $611 in 2025 and 2024, respectively	179,984	249,806
Current operating lease liabilities	202,212	218,108
Current financing lease liabilities	1,331	1,331
Accrued expenses	123,381	133,943
Deferred income	161,965	153,700
Total current liabilities	695,101	778,474
Long-term debt, net of deferred financing costs of $29,699 and $22,826 in 2025 and 2024, respectively	3,168,713	2,961,058
Operating lease liabilities	1,222,588	1,114,407
Financing lease liabilities	12,285	13,283
Deferred income tax liabilities	165	8,006
Asset retirement obligation	623,399	614,713
Other liabilities	55,311	48,588
Total liabilities	5,777,562	5,538,529
Stockholders’ equity:
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2025 and 2024	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized; 89,202,189 and 88,867,481 shares issued at 2025 and 2024, respectively; 86,863,497 and 87,976,923 outstanding at 2025 and 2024, respectively	89	89
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2025 and 2024	14	14
Additional paid-in capital	2,341,504	2,159,292
Accumulated comprehensive loss	(2,885)	(2,954)
Accumulated deficit	(1,075,459)	(1,036,582)
Cost of shares held in treasury, 2,338,692 and 890,558 shares at 2025 and 2024, respectively	(230,609)	(72,688)
Non-controlling interest	13,086	849
Stockholders’ equity	1,045,740	1,048,020
Total liabilities and stockholders’ equity	$6,823,302	$6,586,549

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statements of Income
Net revenues	$585,541	$564,135	$1,670,282	$1,627,536
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	187,716	182,585	554,489	541,495
General and administrative expenses (exclusive of depreciation and amortization)	93,000	91,006	277,307	268,508
Corporate expenses (exclusive of depreciation and amortization)	31,620	31,350	94,397	100,105
Depreciation and amortization	86,276	75,112	242,207	227,531
Gain on disposition of assets and investments	(2,155)	(2,474)	(76,116)	(5,486)
	396,457	377,579	1,092,284	1,132,153
Operating income	189,084	186,556	577,998	495,383
Other (income) expense
Loss on extinguishment of debt	2,012	270	2,012	270
Interest income	(758)	(662)	(1,847)	(1,701)
Interest expense	41,189	42,937	120,221	131,761
Equity in earnings of investee	—	(2,642)	(206)	(2,087)
	42,443	39,903	120,180	128,243
Income before income tax expense (benefit)	146,641	146,653	457,818	367,140
Income tax expense (benefit)	2,566	(1,169)	19,498	3,225
Net income	144,075	147,822	438,320	363,915
Net income attributable to non-controlling interest	2,322	346	3,457	849
Net income attributable to controlling interest	141,753	147,476	434,863	363,066
Cash dividends declared and paid on preferred stock	91	91	273	273
Net income applicable to common stock	$141,662	$147,385	$434,590	$362,793
Earnings per share:
Basic earnings per share	$1.40	$1.44	$4.28	$3.55
Diluted earnings per share	$1.40	$1.44	$4.27	$3.54
Cash dividends declared per share of common stock	$1.55	$1.40	$4.65	$4.00
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding - Basic	101,234,505	102,307,059	101,643,527	102,223,918
Weighted average common shares outstanding - Diluted	101,309,203	102,617,515	101,720,659	102,547,490
Statements of Comprehensive Income
Net income	$144,075	$147,822	$438,320	$363,915
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(672)	37	24	(786)
Comprehensive income	143,403	147,859	438,344	363,129
Net income attributable to non-controlling interest	2,322	346	3,457	849
Comprehensive income attributable to controlling interest	$141,081	$147,513	$434,887	$362,280

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2024	$—	$89	$14	$(72,688)	$2,159,292	$(2,954)	$(1,036,582)	$849	$1,048,020
Non-cash compensation	—	—	—	—	3,993	—	—	—	3,993
Issuance of 168,450 shares of common stock through stock awards	—	—	—	—	22,235	—	—	—	22,235
Exercise of 6,950 shares of stock options	—	—	—	—	411	—	—	—	411
Issuance of 42,204 shares of common stock through employee purchase plan	—	—	—	—	4,082	—	—	—	4,082
Purchase of 224,572 shares of treasury stock	—	—	—	(26,368)	—	—	—	—	(26,368)
Foreign currency translation	—	—	—	—	—	(321)	—	—	(321)
Net income	—	—	—	—	—	—	138,755	474	139,229
Reallocation of capital	—	—	—	—	(826)	—	—	826	—
Dividends ($1.55 per common share) and other distributions	—	—	—	—	—	—	(159,067)	(553)	(159,620)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2025	$—	$89	$14	$(99,056)	$2,189,187	$(3,275)	$(1,056,985)	$1,596	$1,031,570
Non-cash compensation	—	—	—	—	3,622	—	—	—	3,622
Issuance of 6,463 shares of common stock through stock awards	—	—	—	—	667	—	—	—	667
Exercise of 17,150 shares of stock options	—	—	—	—	1,200	—	—	—	1,200
Issuance of 28,598 shares of common stock through employee purchase plan	—	—	—	—	2,942	—	—	—	2,942
Purchase of 1,223,562 shares of treasury stock	—	—	—	(131,553)	—	—	—	—	(131,553)
Foreign currency translation	—	—	—	—	—	1,017	—	—	1,017
Net income	—	—	—	—	—	—	154,355	661	155,016
Dividends ($1.55 per common share) and other distributions	—	—	—	—	—	—	(157,065)	(442)	(157,507)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, June 30, 2025	$—	$89	$14	$(230,609)	$2,197,618	$(2,258)	$(1,059,786)	$1,815	$906,883
Non-cash compensation	—	—	—	—	3,869	—	—	—	3,869
Exercise of 14,550 shares of stock options	—	—	—	—	1,384	—	—	—	1,384
Issuance of 28,343 shares of common stock through employee purchase plan	—	—	—	—	2,949	—	—	—	2,949
Issuance of 22,000 shares of common stock through redemption of Common Units of Lamar Advertising Limited Partnership	—	—	—	—	164	—	—	(164)	—
Foreign currency translation	—	—	—	—	—	(663)	—	(9)	(672)
Net income	—	—	—	—	—	—	141,753	2,322	144,075
Verde Outdoor acquisition	—	—	—	—	135,520	36	—	12,086	147,642
Dividends ($1.55 per common share) and other distributions	—	—	—	—	—	—	(157,335)	(2,964)	(160,299)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, September 30, 2025	$—	$89	$14	$(230,609)	$2,341,504	$(2,885)	$(1,075,459)	$13,086	$1,045,740

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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$438,320	$363,915
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	242,207	227,531
Stock-based compensation	25,305	37,713
Amortization included in interest expense	4,593	4,830
Gain on disposition of assets and investments	(76,116)	(5,486)
Loss on extinguishment of debt	2,012	270
Equity in earnings of investee	(206)	(2,087)
Deferred tax benefit	(8,476)	(3,357)
Provision for doubtful accounts	6,855	4,892
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(12,622)	(54,933)
Prepaid expenses	263	(1,627)
Other assets	(5,271)	(2,799)
Increase (decrease) in:
Trade accounts payable	17	2,741
Accrued expenses	(4,185)	1,965
Operating lease liabilities	(21,628)	(23,059)
Other liabilities	1,821	43,788
Net cash provided by operating activities	592,889	594,297
Cash flows from investing activities:
Acquisitions	(133,894)	(31,083)
Capital expenditures	(117,938)	(82,270)
Proceeds from disposition of assets and investments	123,704	5,242
Decrease in notes receivable	69	65
Net cash used in investing activities	(128,059)	(108,046)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(157,921)	(5,342)
Net proceeds from issuance of common stock	12,968	17,183
Principal payments on long-term debt	(313)	(298)
Principal payments on financing leases	(998)	(998)
Payments on revolving credit facility	(726,000)	(398,000)
Proceeds received from revolving credit facility	442,000	648,000
Proceeds received from note offering	400,000	—
Proceeds from senior credit facility term loans	698,250	—
Payments on accounts receivable securitization program	(99,400)	(86,400)
Proceeds received from accounts receivable securitization program	29,400	86,200
Payments on senior credit facility term loans	(600,000)	(350,000)
Debt issuance costs	(12,709)	(23)
Distributions to non-controlling interest	(3,959)	(1,636)
Dividends/distributions	(473,740)	(409,908)
Net cash used in financing activities	(492,422)	(501,222)
Effect of exchange rate changes in cash and cash equivalents	147	(124)
Net decrease in cash and cash equivalents	(27,445)	(15,095)
Cash and cash equivalents at beginning of period	49,461	44,605
Cash and cash equivalents at end of period	$22,016	$29,510
Supplemental disclosures of cash flow information:
Cash paid for interest	$114,923	$127,250
Cash paid for foreign, state and federal income taxes	$21,864	$7,075
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

The Company's direct wholly owned subsidiary Lamar Media Corp. ("Lamar Media") is party to the Amended and Restated Limited Partnership Agreement of Lamar Advertising Limited Partnership ('Lamar LP") as the initial limited partner, along with its wholly owned subsidiary, Lamar Advertising General Partner, LLC, as the general partner of Lamar LP (the "General Partner") and certain other limited partners. Lamar Media formed Lamar LP and contributed all of its assets to Lamar LP in connection with the Company's reorganization as a specific type of REIT known as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") in July 2022.
For each share of common stock the Company issues, Lamar LP issues a corresponding Common Unit to Lamar Media in exchange for the contributions of the proceeds from the stock issuance. At September 30, 2025, Lamar Media, together with the General Partner, owned 98.6% of the Common Units of Lamar LP. The remaining 1.4% of the Common Units are owned by unaffiliated investors and certain executives of the Company.

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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
The following table presents our disaggregated revenue by source for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Billboard advertising	$524,769	$502,587	$1,481,983	$1,444,116
Logo advertising	22,195	20,698	67,084	62,957
Transit advertising	38,577	40,850	121,215	120,463
Net revenues	$585,541	$564,135	$1,670,282	$1,627,536

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(3) Leases

During the three months ended September 30, 2025 and 2024, we had operating lease costs of $83,463 and $79,798, respectively, and variable lease costs of $17,490 and $16,783, respectively. During the nine months ended September 30, 2025 and 2024, we had operating lease costs of $248,406 and $238,569, respectively, and variable lease costs of $48,700 and $47,092, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). For the three months ended September 30, 2025 and 2024, we recorded a gain of $200 and $61, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. For the nine months ended September 30, 2025 and 2024, we recorded a gain of $241 and $330, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $269,147 and $264,093 were made reducing our operating lease liabilities for the nine months ended September 30, 2025 and 2024, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets ("ROU assets") or lease liabilities for agreements with a term of twelve months or less. We recorded $2,625 and $2,638 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended September 30, 2025 and 2024, respectively. We recorded $7,784 and $7,812 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the nine months ended September 30, 2025 and 2024, respectively.

Our operating leases have a weighted-average remaining lease term of 13.0 years. The weighted-average discount rate of our operating leases is 5.2%. Also, during the nine months ended September 30, 2025 and 2024, we obtained $64,636 and $9,912, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.

The following is a summary of the maturities of our operating lease liabilities as of September 30, 2025:

2025	$48,620
2026	248,366
2027	211,331
2028	181,732
2029	160,262
Thereafter	1,182,932
Total undiscounted operating lease payments	2,033,243
Less: Imputed interest	(608,443)
Total operating lease liabilities	$1,424,800

During the three months ended September 30, 2025 and 2024, $713 of amortization expense for each period and $104 and $115, respectively, of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. During the nine months ended September 30, 2025 and 2024, $2,140 of amortization expense for both periods, and $321 and $351, respectively, of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. Cash payments of $998 were made reducing our financing lease liabilities for each of the nine months ended September 30, 2025 and 2024, and are included in cash flows used in financing activities in the Condensed Consolidated Statements of Cash Flows. Our financing leases have a weighted-average remaining lease term of 2.2 years and a weighted-average discount rate of 3.1%.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore, they are no longer accounted for as a lease. For the three months ended September 30, 2025 and 2024, non-lease variable transit costs were $22,360 and $23,559, respectively. For the nine months ended September 30, 2025 and 2024, non-lease variable transit costs were $70,990 and $70,551, respectively.

(4) Acquisitions

During the nine months ended September 30, 2025, the Company completed over 30 acquisitions of outdoor advertising assets for a total cash purchase price of $133,894. Each of these acquisitions was accounted for under the acquisition method of accounting, and, accordingly, the accompanying condensed consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition purchase price has been allocated to assets and liabilities assumed based on preliminary fair market value estimates at the dates of acquisition.

The following is a summary of the allocation of the purchase price in the above transactions.

Total
Property, plant and equipment	$23,961
Site locations	94,115
Non-competition agreements	695
Customer lists and contracts	12,812
Asset acquisition costs	583
Current assets	42
Noncurrent assets	36
Current liabilities	(5,523)
Operating lease right of use assets	30,345
Operating lease liabilities	(23,172)
$133,894

Verde Outdoor Acquisition. On July 2, 2025, Lamar Advertising Limited Partnership ("Lamar LP"), the subsidiary operating partnership of the Company and Lamar Media, acquired Verde Outdoor at a value of $147,642 through the issuance of 1,187,500 Common Units of Lamar LP. The acquisition value is based on the Company's common stock price on July 2, 2025. Pursuant to the terms of the Limited Partnership Agreement of Lamar LP, the Common Units are redeemable by the holder after a holding period, which is generally twelve months, for a cash amount per Common Unit equal to the market value of an equivalent number of shares of common stock of the Company. At the Company’s option, in lieu of cash, the redemption obligation may be satisfied by issuing shares of Class A common stock of the Company in exchange for Common Units tendered for redemption. The acquisition of Verde Outdoor includes more than 1,500 billboard faces across ten states.

As of September 30, 2025, our fair value allocation of the assets acquired and liabilities assumed in the business combination of Verde Outdoor is considered preliminary and is subject to revision, which may result in adjustments to this allocation. The aggregate purchase price was $147,642. We expect to finalize the allocation no later than December 31, 2025. In order to develop our preliminary fair values, the Company utilized asset information received from the acquired company and fair value allocation benchmarks from similar completed transactions.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
The following is a summary of the preliminary allocation of the purchase price of the Verde Outdoor transaction.

Total
Property, plant and equipment	$24,156
Goodwill	76,046
Site locations	32,250
Non-competition agreements	850
Customer lists and contracts	14,340
Operating lease right of use assets	14,757
Operating lease liabilities	(14,757)
$147,642

Total acquired intangible assets for the nine months ended September 30, 2025 were $231,691, of which $76,046 was assigned to goodwill. Goodwill is not amortized for financial statement purposes and no goodwill related to 2025 acquisitions is expected to be deductible for tax purposes. The acquired intangible assets have a weighted average useful life of approximately 6.6 years. The intangible assets include customer lists and contracts of $27,152 (7 year weighted average useful life) and site locations of $126,365 (15 year weighted average useful life). The aggregate amortization expense related to the 2025 acquisitions for the nine months ended September 30, 2025 was $4,273.

(5) Stock-Based Compensation

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company had 59,000 granted options of its Class A common stock during the nine months ended September 30, 2025. At September 30, 2025 a total of 1,171,304 shares were available for future grant.

Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available for issuance under the 2019 ESPP was automatically increased by 87,976 shares on January 1, 2025 pursuant to the automatic increase provisions of the 2019 ESPP.

The following is a summary of 2019 ESPP share activity for the nine months ended September 30, 2025:

Shares
Available for future purchases, January 1, 2025	204,528
Additional shares reserved under 2019 ESPP	87,976
Purchases	(99,145)
Available for future purchases, September 30, 2025	193,359

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, is generally dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2025 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2026. The shares subject to these awards can range from a minimum of 0% to a maximum of 120% of the target number of shares depending on the level at which the goals are attained. Under the Incentive Plan, the Company's Compensation Committee may also award additional shares in its discretion based on other factors, which awards, if any, will also be issued in the first quarter of 2026. For the three months ended September 30, 2025 and 2024, the Company recorded $3,611 and $6,481, respectively, as stock-based compensation expense. For the nine months ended September 30, 2025 and 2024, the Company recorded $13,184 and $21,299, respectively, as stock-based compensation expense.

LTIP Units. In addition to stock compensation, the Company may issue LTIP Units of Lamar LP, a subsidiary of the Company and Lamar Media, to certain officers, employees and directors under the Incentive Plan of the Company. Such LTIP Units are subject to vesting and forfeiture conditions based on performance criteria approved by the Compensation Committee. The Compensation Committee may also make discretionary grants of LTIP Units based on other factors. LTIP Units are a class of units intended to qualify as “profits interests” of Lamar LP. The LTIP Units convert into Common Units of Lamar LP upon the occurrence of certain events. Common Units are redeemable by the holder for a cash amount per Common Unit equal to the market value of an equivalent number of shares of common stock of the Company. At the Company's option, in lieu of cash, the redemption obligation may be satisfied by issuing shares of the Company's Class A common stock in exchange for Common Units tendered for redemption. During the nine months ended September 30, 2025, 22,000 Common Units (which had originally been issued as LTIP Units) were redeemed for the Company's Class A common stock. As of September 30, 2025, Lamar LP has a total of 358,800 LTIP Units issued and outstanding to the Company’s executive officers, of which 238,800 LTIP units have vested. For the three months ended September 30, 2025 and 2024, the Company recorded $2,451 and $4,389, respectively, as stock-based compensation expense related to these LTIP Units. For the nine months ended September 30, 2025 and 2024, the Company recorded $7,073 and $11,952, respectively, as stock-based compensation expense related to these LTIP Units.

Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on the grant date and 50% on the last day of the directors' one year term. For the three months ended September 30, 2025 and 2024, the Company recorded $100 for each period in stock-based compensation expense related to these awards. For the nine months ended September 30, 2025 and 2024, the Company recorded $637 and $671, respectively, in stock-based compensation expense related to these awards.

(6) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct advertising expenses	$78,526	$69,231	$222,337	$210,478
General and administrative expenses	1,594	1,372	4,173	3,971
Corporate expenses	6,156	4,509	15,697	13,082
	$86,276	$75,112	$242,207	$227,531

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(7) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at September 30, 2025 and December 31, 2024:

	Estimated Life (Years)	September 30, 2025		December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$759,312	$682,849	$732,098	$665,095
Non-competition agreements	3—15	73,507	67,544	71,960	66,894
Site locations	15	3,109,314	2,090,359	2,982,504	2,002,272
Other	2—15	53,344	43,260	52,761	42,461
		$3,995,477	$2,884,012	$3,839,323	$2,776,722
Unamortizable intangible assets:
Goodwill		$2,364,737	$253,536	$2,288,618	$253,536

(8) Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, as related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2024	$614,713
Additions to asset retirement obligations	6,605
Accretion expense	8,262
Liabilities settled	(6,181)
Balance at September 30, 2025	$623,399

(9) Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of September 30, 2025 and December 31, 2024, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $4,667,504 and $4,677,837, respectively.

As of September 30, 2025, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of September 30, 2025, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of September 30, 2025 and December 31, 2024, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $3,417,984 and $3,428,317, respectively.

(10) Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. No effect is shown for securities that have an anti-dilutive effect.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(11) Long-Term Debt

Long-term debt consists of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$698,271	$9,549	$688,722
Accounts Receivable Securitization Program	180,000	449	179,551
3 3/4% Senior Notes	600,000	2,932	597,068
3 5/8% Senior Notes	550,000	4,831	545,169
4% Senior Notes	549,655	4,213	545,442
4 7/8% Senior Notes	400,000	2,584	397,416
5 3/8% Senior Notes	400,000	5,590	394,410
Other notes with various rates and terms	919	—	919
	3,378,845	30,148	3,348,697
Less current maturities	(180,433)	(449)	(179,984)
Long-term debt, excluding current maturities	$3,198,412	$29,699	$3,168,713

	December 31, 2024
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$883,474	$5,623	$877,851
Accounts Receivable Securitization Program	250,000	611	249,389
3 3/4% Senior Notes	600,000	3,802	596,198
3 5/8% Senior Notes	550,000	5,440	544,560
4% Senior Notes	549,595	4,854	544,741
4 7/8% Senior Notes	400,000	3,107	396,893
Other notes with various rates and terms	1,232	—	1,232
	3,234,301	23,437	3,210,864
Less current maturities	(250,417)	(611)	(249,806)
Long-term debt, excluding current maturities	$2,983,884	$22,826	$2,961,058

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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
The senior credit facility, as established by the Fourth Amended and Restated Credit Agreement (as amended by the Amendments, as defined below) (the “senior credit facility”), consists of (i) a $750,000 senior secured revolving credit facility which will mature on July 31, 2028, subject to certain conditions (see description of Amendment No. 4 below) (the “revolving credit facility”), (ii) a $700,000 senior secured Term B loan facility (the “Term B loans”) which will mature on September 23, 2032, and (iii) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or additional incremental revolving facilities, or increase its existing revolving credit facility subject to a pro forma secured debt ratio of 4.50 to 1.00, as well as certain other conditions including lender approval.

The revolving credit facility bears interest at rates based on Term SOFR ("Term SOFR revolving loans”) or the Adjusted Base Rate (“Base Rate revolving loans”), at Lamar Media’s option. Term SOFR revolving loans bear interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50% (or the Adjusted Term SOFR Rate plus 1.25% at any time the Total Debt Ratio is less than or equal to 3.25 to 1). Base Rate revolving loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50% (or the Adjusted Base Rate plus 0.25% at any time the total debt ratio is less than or equal to 3.25 to 1). The guarantees, covenants, events of default and other terms of the senior credit facility apply to the revolving credit facility.

On July 29, 2022, Lamar Media entered into Amendment No. 2 ("Amendment No. 2") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. Amendment No. 2 established the Term A loans as a new class of incremental term loans. The Term A loans were set to mature on February 6, 2025 with no required amortization payments prior to maturity. Lamar Media borrowed all $350,000 in Term A loans on July 29, 2022 and proceeds from the Term A loans were used to repay outstanding balances on the revolving credit facility and a portion of the outstanding balance on the Accounts Receivable Securitization Program. The Term A loans were subsequently repaid in full on July 31, 2024.

On April 26, 2023, Lamar Media entered into Amendment No. 3 ("Amendment No. 3") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank N.A. as administrative agent and the lenders party thereto. Amendment No. 3 replaced the London Interbank Offered Rates as administered by the ICE Benchmark Administration with Term SOFR as the successor rate, as set in the Fourth Amended and Restated Credit Agreement. All other material terms and conditions of the Fourth Amended and Restated Credit Agreement were unchanged by Amendment No. 3.

On July 31, 2023, Lamar Media entered into Amendment No. 4 (the "Amendment No. 4"), to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. Amendment No. 4 extended the maturity date of Lamar Media's $750,000 revolving credit facility such that the revolving credit facility matures July 31, 2028; provided that, if on the date (a "Springing Maturity Test Date") that is 91 days prior to the February 15, 2028 maturity date of Lamar Media's 3 3/4% Notes, the Company and its restricted subsidiaries do not have sufficient liquidity (defined as unrestricted cash and cash equivalents of the Company and its restricted subsidiaries plus unused commitments under the revolving credit facility) to repay in full the aggregate outstanding amount (including all accrued and unpaid interest, premiums and make-whole amounts (if any)) of the 3 3/4% Notes, the revolving credit facility will mature on the Springing Maturity Test Date. On the maturity date of the revolving credit facility, the entire principal amount of revolving loans outstanding under the revolving credit facility, together with all accrued and unpaid interest on such revolving loans, will be due and payable.

Amendment No. 4 also established a $75,000 swingline as a sublimit of the revolving credit facility, which allows Lamar Media to borrow revolving loans on a same-day basis, in an aggregate outstanding principal amount of up to $75,000. In addition, Amendment No. 4 amended the provisions of the Fourth Amended and Restated Credit Agreement related to incremental facilities to allow Lamar Media to establish, from time to time, one or more new incremental revolving facilities on the terms, and subject to the conditions, set forth therein.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
On September 23, 2025, Lamar Media entered into Amendment No. 5 (the “Amendment No. 5”, and together with the Amendment, the Amendment No. 2, the Amendment No. 3 and the Amendment No. 4, the “Amendments”) to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. Amendment No. 5 established the Term B loans as a new class of incremental term loans. Lamar Media borrowed all $700,000 in Term B loans on September 23, 2025. Proceeds from the Term B loans were used to repay $600,000 in Term B loans previously outstanding, with the remainder used to repay a portion of the outstanding balance on the revolving credit facility. The Term B loans will mature on September 23, 3032 (or if such day is not a Business Day, the next Business Day) and the entire principal amount of the Term B loans then outstanding, together with all accrued and unpaid interest on the Term B loans, will be due and payable on such date. The Term B loans bear interest at rates based on the Adjusted Term SOFR Rate (“Term Benchmark Term B Loans”) or the Adjusted Base Rate (“Base Rate Term B Loans”) at Lamar Media’s option. For purposes of the Term B Loans, the “Adjusted Term SOFR Rate” is a rate per annum equal to the Term SOFR Rate for the applicable interest period, plus 0.00%. Term Benchmark Term B Loans bear interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50% and Base Rate Term B Loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50%. The covenants, events of default and other terms of the senior credit facility (all of which are unchanged by Amendment No. 5) apply to the Term B loans.

As of September 30, 2025, there were no borrowings outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $7,778 in letters of credit outstanding as of September 30, 2025 resulting in $742,222 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity.

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

As of September 30, 2025, there were $180,000 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had $70,000 in additional availability for borrowing under the Accounts Receivable Securitization Program as of September 30, 2025. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the nine months ended September 30, 2025.

The Accounts Receivable Securitization Program was set to mature on July 21, 2025, but was subsequently extended to October 15, 2027 by the Seventh Amendment to the Receivables Financing Agreement dated October 15, 2024. Lamar Media may amend the facility to further extend the maturity date, enter into a new securitization facility with a different maturity date, or refinance the indebtedness outstanding under the Accounts Receivable Securitization Program using borrowings under its senior credit facility or from other financing sources.

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

5 3/8% Senior Notes

On September 25, 2025, Lamar Media completed an institutional private placement of $400,000 aggregate principal amount of 5 3/8% Senior Notes due 2033 (the “5 3/8% Notes”). The institutional private placement on September 25, 2025 resulted in net proceeds to Lamar Media of approximately $393,500. Lamar Media used the proceeds from this offering, together with borrowings on the Term B Loans, to pay off the balance outstanding on the revolving credit facility as well as pay down a portion of the balance on the Accounts Receivable Securitization Program.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Lamar Media may redeem up to 40% of the aggregate principal amount of 5 3/8% Notes, at any time and from time to time, at a price equal to 105.375% of the aggregate principal amount redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before November 1, 2028, provided that following the redemption, at least 60% of the 5 3/8% Notes that were originally issued remain outstanding and any such redemption occurs within 120 days following the closing of any such public equity offering. At any time prior to November 1, 2028, Lamar Media may redeem some or all of the 5 3/8% Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after November 1, 2028, Lamar Media may redeem the 5 3/8% Notes, in whole or in part, in cash at redemption prices specified in the 5 3/8% Notes. In addition, if the Company or Lamar Media undergoes a change of control and a rating of the 5 3/8% Notes is reduced, Lamar Media may be required to make an offer to purchase each holder's 5 3/8% Notes at a price equal to 101% of the principal amount of the 5 3/8% Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

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

Debt Repurchase Program

The Company’s Board of Directors has authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026. There were no repurchases under the program as of September 30, 2025.

(12) Fair Value of Financial Instruments

At September 30, 2025 and December 31, 2024, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,268,176 which does not exceed the carrying amount of $3,378,845 as of September 30, 2025. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

(13) Investments

On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, Inc. ("Vistar"), a leading global provider of programmatic technology for the digital out-of-home sector. On February 3, 2025, T-Mobile USA, Inc. acquired 100% of Vistar (the "Sale"). In connection with the closing of the Sale, the Company received $115,881 in cash consideration for the sale of its 20% equity interest in Vistar. Up to an additional $14,317 of consideration for the Sale may be received by the Company in the future, upon release of the remaining purchase price for the Sale from escrow in connection with satisfaction of certain post-closing conditions. During the nine months ended September 30, 2025, the Company recognized a gain of $68,602 related to the transaction. An income tax expense of $13,381 was recorded during the nine months ended September 30, 2025 as a result of the Sale, of which $21,172 was related to current income tax expense offset by a deferred tax benefit of $7,791.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(14) New Accounting Pronouncements

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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(15) Dividends/Distributions

During the three months ended September 30, 2025 and 2024, the Company declared and paid cash distributions to Class A and Class B common stock shareholders in an aggregate amount of $157,335 or $1.55 per share and $143,491 or $1.40 per share, respectively. During the nine months ended September 30, 2025 and 2024, the Company declared and paid cash distributions to Class A and Class B common stock shareholders in an aggregate amount of $473,467 or $4.65 per share and $409,635 or $4.00 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of general economic conditions on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three and nine months ended September 30, 2025 and 2024, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share and $273 or $47.85 per share, respectively, for each period.

(16) Information About Geographic Areas

Revenues from external customers attributable to foreign countries totaled $22,464 and $26,455 for the nine months ended September 30, 2025 and 2024, respectively. Net carrying value of long-lived assets located in foreign countries totaled $9,900 and $13,972 as of September 30, 2025 and December 31, 2024, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.

(17) Stockholders' Equity

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

As of September 30, 2025, no shares of our Class A common stock were sold under the 2024 Sales Agreement or were sold under the prior Sales Agreement.

Shelf Registration. On July 24, 2024, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. The shelf registration statement replaced a prior shelf registration statement which expired. During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company did not issue any shares under its shelf registration statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Stock Repurchase Program. Prior to May 15, 2025, the Company’s Board of Directors had authorized the repurchase of up to $250,000 of the Company's Class A common stock. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026. On May 15, 2025, the Company's Board of Directors approved the increase of the amount authorized under the Stock Repurchase Program by $150,000, bringing the total amount authorized under the Program to $400,000. There were no repurchases under the program as of December 31, 2024. During the nine months ended September 30, 2025, the Company repurchased 1,388,091 shares of the Company's Class A common stock outstanding for a total purchase price of $150,000. The Company currently has $250,000 remaining under its current share repurchase authorization.

(18) Non-cash Financing and Investing Activities

For the period ended September 30, 2025, the Company had non-cash investing activities related to the acquisition of Verde Outdoor of $147,642. There were no significant non-cash investing activities during the period ended September 30, 2024. There were no significant non-cash financing activities during the periods ended September 30, 2025 and September 30, 2024.

(19) Segment Reporting

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

We define the term CODM to be our executive management group, which consists of our Executive Chairman, President and Chief Executive Officer, and Chief Financial Officer. Net revenues, advertising expenses and segmented adjusted EBITDA are used to monitor expected versus actual results. Total advertising expenses is the expense category regularly provided to the CODM. There are no other expenses regularly provided to the CODM that are used to manage the segment's operations. Total advertising expenses is defined as direct advertising expenses and general and administrative expenses excluding stock-based compensation expense and capitalized contract fulfillment costs. Segment Adjusted EBITDA is the profitability metric reported to the Company's CODM for purposes of assessing the performance of each operating segment as well as to make decisions related to invested capital, personnel, operational improvement or training, or to allocate other company resources. We define adjusted EBITDA as net income before income tax (expense) benefit, interest (expense) income, equity in earnings (loss) of investee, (loss) gain on extinguishment of debt and investments, stock-based compensation, depreciation and amortization, (loss) gain on disposition of assets and investments, transaction expenses and capitalized contract fulfillment costs, net. Segment information for total assets is not presented as this information is not used by the Company's CODM in measuring segment performance or allocating resources between segments.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
The following table presents our financial performance by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues:
Billboard	$524,769	$502,587	$1,481,983	$1,444,116
Other	60,772	61,548	188,299	183,420
Total net revenues	$585,541	$564,135	$1,670,282	$1,627,536

Advertising expenses:
Billboard	$227,505	$219,887	$666,328	$648,848
Other	50,228	48,941	154,063	146,693
Total advertising expenses	$277,733	$268,828	$820,391	$795,541

Segmented adjusted EBITDA:
Billboard adjusted EBITDA	$297,264	$282,700	$815,655	$795,268
Other adjusted EBITDA	10,544	12,607	34,236	36,727
Corporate expenses (1)	(27,038)	(24,148)	(80,517)	(77,360)
Adjusted EBITDA	$280,770	$271,159	$769,374	$754,635

(1)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

Reconciliation of adjusted EBITDA to income before income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA	$280,770	$271,159	$769,374	$754,635
Stock-based compensation expense	(7,580)	(12,097)	(25,305)	(37,713)
Capitalized contract fulfillment costs, net	15	132	20	506
Depreciation and amortization	(86,276)	(75,112)	(242,207)	(227,531)
Gain on disposition of assets and investments	2,155	2,474	76,116	5,486
Equity in earnings of investee	—	2,642	206	2,087
Interest expense, net	(40,431)	(42,275)	(118,374)	(130,060)
Loss on debt extinguishment	(2,012)	(270)	(2,012)	(270)
Income before income tax expense	$146,641	$146,653	$457,818	$367,140

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,516	$48,961
Receivables, net of allowance for doubtful accounts of $12,895 and $12,404 in 2025 and 2024, respectively	340,757	334,798
Other current assets	44,814	41,009
Total current assets	407,087	424,768
Property, plant and equipment	4,710,907	4,574,894
Less accumulated depreciation and amortization	(3,058,550)	(2,974,085)
Net property, plant and equipment	1,652,357	1,600,809
Operating lease right of use assets	1,476,580	1,355,231
Financing lease right of use assets	6,191	8,331
Goodwill	2,101,050	2,024,931
Intangible assets, net	1,110,997	1,062,133
Other assets	52,298	93,604
Total assets	$6,806,560	$6,569,807
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$26,228	$21,586
Current maturities of long-term debt, net of deferred financing costs of $449 and $611 in 2025 and 2024, respectively	179,984	249,806
Current operating lease liabilities	202,212	218,108
Current financing lease liabilities	1,331	1,331
Accrued expenses	112,061	123,282
Deferred income	161,965	153,700
Total current liabilities	683,781	767,813
Long-term debt, net of deferred financing costs of $29,699 and $22,826 in 2025 and 2024, respectively	3,168,713	2,961,058
Operating lease liabilities	1,222,588	1,114,407
Financing lease liabilities	12,285	13,283
Deferred income tax liabilities	165	8,006
Asset retirement obligation	623,399	614,713
Other liabilities	55,311	48,588
Total liabilities	5,766,242	5,527,868
Stockholder's equity:
Common stock, par value $0.01, 3,000 shares authorized, 100 shares issued and outstanding at 2025 and 2024	—	—
Additional paid-in-capital	3,412,011	3,229,799
Accumulated comprehensive loss	(2,885)	(2,954)
Accumulated deficit	(2,381,894)	(2,185,755)
Non-controlling interest	13,086	849
Stockholder's equity	1,040,318	1,041,939
Total liabilities and stockholder's equity	$6,806,560	$6,569,807

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statements of Income
Net revenues	$585,541	$564,135	$1,670,282	$1,627,536
Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	187,716	182,585	554,489	541,495
General and administrative expenses (exclusive of depreciation and amortization)	93,000	91,006	277,307	268,508
Corporate expenses (exclusive of depreciation and amortization)	31,495	31,239	94,013	99,675
Depreciation and amortization	86,276	75,112	242,207	227,531
Gain on disposition of assets and investments	(2,155)	(2,474)	(76,116)	(5,486)
	396,332	377,468	1,091,900	1,131,723
Operating income	189,209	186,667	578,382	495,813
Other (income) expense
Loss on extinguishment of debt	2,012	270	2,012	270
Interest income	(758)	(662)	(1,847)	(1,701)
Interest expense	41,189	42,937	120,221	131,761
Equity in earnings of investee	—	(2,642)	(206)	(2,087)
	42,443	39,903	120,180	128,243
Income before income tax expense (benefit)	146,766	146,764	458,202	367,570
Income tax expense (benefit)	2,566	(1,169)	19,498	3,225
Net income	144,200	147,933	438,704	364,345
Net income attributable to non-controlling interest	2,322	346	3,457	849
Net income attributable to controlling interest	$141,878	$147,587	$435,247	$363,496
Statements of Comprehensive Income
Net income	$144,200	$147,933	$438,704	$364,345
Other comprehensive (loss) income
Foreign currency translation adjustments	(672)	37	24	(786)
Comprehensive income	143,528	147,970	438,728	363,559
Net income attributable to non-controlling interest	2,322	346	3,457	849
Comprehensive income attributable to controlling interest	$141,206	$147,624	$435,271	$362,710

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2024	$—	$3,229,799	$(2,954)	$(2,185,755)	$849	$1,041,939
Contribution from parent	—	30,721	—	—	—	30,721
Reallocation of capital	—	(826)	—	—	826	—
Foreign currency translations	—	—	(321)	—	—	(321)
Net income	—	—	—	138,864	474	139,338
Distributions to non-controlling interest	—	—	—	—	(553)	(553)
Dividend to parent	—	—	—	(185,433)	—	(185,433)
Balance, March 31, 2025	$—	$3,259,694	$(3,275)	$(2,232,324)	$1,596	$1,025,691
Contribution from parent	—	8,431	—	—	—	8,431
Foreign currency translations	—	—	1,017	—	—	1,017
Net income	—	—	—	154,505	661	155,166
Distributions to non-controlling interest	—	—	—	—	(442)	(442)
Dividend to parent	—	—	—	(288,619)	—	(288,619)
Balance, June 30, 2025	$—	$3,268,125	$(2,258)	$(2,366,438)	$1,815	$901,244
Contribution from parent	—	8,366	—	—	(164)	8,202
Verde Outdoor acquisition	—	135,520	36	—	12,086	147,642
Foreign currency translations	—	—	(663)	—	(9)	(672)
Net income	—	—	—	141,878	2,322	144,200
Distributions to non-controlling interest	—	—	—	—	(2,964)	(2,964)
Dividend to parent	—	—	—	(157,334)	—	(157,334)
Balance, September 30, 2025	$—	$3,412,011	$(2,885)	$(2,381,894)	$13,086	$1,040,318

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2023	$—	$3,173,789	$(428)	$(1,963,998)	$414	$1,209,777
Contribution from parent	—	27,680	—	—	—	27,680
Reallocation of capital	—	(1,018)	—	—	1,018	—
Foreign currency translations	—	—	(392)	—	—	(392)
Net income	—	—	—	78,362	275	78,637
Distributions to non-controlling interest	—	—	—	—	(479)	(479)
Dividend to parent	—	—	—	(138,369)	—	(138,369)
Balance, March 31, 2024	$—	$3,200,451	$(820)	$(2,024,005)	$1,228	$1,176,854
Contribution from parent	—	11,033	—	—	—	11,033
Foreign currency translations	—	—	(431)	—	—	(431)
Net income	—	—	—	137,547	228	137,775
Distributions to non-controlling interest	—	—	—	—	(217)	(217)
Dividend to parent	—	—	—	(133,117)	—	(133,117)
Balance, June 30, 2024	$—	$3,211,484	$(1,251)	$(2,019,575)	$1,239	$1,191,897
Contribution from parent	—	11,199	—	—	—	11,199
Foreign currency translations	—	—	37	—	—	37
Net income	—	—	—	147,587	346	147,933
Distributions to non-controlling interest	—	—	—	—	(940)	(940)
Dividend to parent	—	—	—	(143,490)	—	(143,490)
Balance, September 30, 2024	$—	$3,222,683	$(1,214)	$(2,015,478)	$645	$1,206,636

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$438,704	$364,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242,207	227,531
Non-cash compensation	25,305	37,713
Amortization included in interest expense	4,593	4,830
Gain on disposition of assets and investments	(76,116)	(5,486)
Loss on extinguishment of debt	2,012	270
Equity in earnings of investee	(206)	(2,087)
Deferred tax benefit	(8,476)	(3,357)
Provision for doubtful accounts	6,855	4,892
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(12,622)	(54,933)
Prepaid expenses	263	(1,627)
Other assets	(5,271)	(2,799)
Increase (decrease) in:
Trade accounts payable	17	2,741
Accrued expenses	(4,185)	1,965
Operating lease liabilities	(21,628)	(23,059)
Other liabilities	(33,224)	10,355
Net cash provided by operating activities	558,228	561,294
Cash flows from investing activities:
Acquisitions	(133,894)	(31,083)
Capital expenditures	(117,938)	(82,270)
Proceeds from disposition of assets and investments	123,704	5,242
Decrease in notes receivable	69	65
Net cash used in investing activities	(128,059)	(108,046)
Cash flows from financing activities:
Principal payments on long-term debt	(313)	(298)
Principal payments on financing leases	(998)	(998)
Payments on revolving credit facility	(726,000)	(398,000)
Proceeds received from revolving credit facility	442,000	648,000
Proceeds received from note offering	400,000	—
Payments on accounts receivable securitization program	(99,400)	(86,400)
Proceeds received from accounts receivable securitization program	29,400	86,200
Proceeds received from senior credit facility term loans	698,250	—
Payments on senior credit facility term loans	(600,000)	(350,000)
Debt issuance costs	(12,709)	(23)
Distributions to non-controlling interest	(3,959)	(1,636)
Contributions from parent	47,354	49,912
Dividend to parent	(631,386)	(414,976)
Net cash used in financing activities	(457,761)	(468,219)
Effect of exchange rate changes in cash and cash equivalents	147	(124)
Net decrease in cash and cash equivalents	(27,445)	(15,095)
Cash and cash equivalents at beginning of period	48,961	44,105
Cash and cash equivalents at end of period	$21,516	$29,010
Supplemental disclosures of cash flow information:
Cash paid for interest	$114,923	$127,250
Cash paid for foreign, state and federal income taxes	$21,864	$7,075
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

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8, 9, 11, 12, 13, 14, 16, 17, and 18 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

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

Summarized Balance Sheet as of September 30, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$12,808	$50,437	$343,842	$—	$407,087
Noncurrent assets	4,453,449	6,642,644	220,658	(4,917,278)	6,399,473
Current liabilities	45,871	440,687	197,223	—	683,781
Noncurrent liabilities	3,393,154	1,852,597	409,971	(573,261)	5,082,461
Non-controlling interest	—	14,100	(1,014)	—	13,086

Summarized Balance Sheet as of December 31, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$38,950	$52,617	$333,201	$—	$424,768
Noncurrent assets	4,302,475	6,368,402	297,831	(4,823,669)	6,145,039
Current liabilities	50,707	444,841	272,265	—	767,813
Noncurrent liabilities	3,249,628	1,738,404	384,695	(612,672)	4,760,055
Non-controlling interest	—	1,770	(921)	—	849

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Summarized Statements of Income and Comprehensive Income
for the Three Months Ended September 30, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$576,915	$8,743	$(117)	$585,541
Operating expenses (income)	—	381,588	14,861	(117)	396,332
Operating income (loss)	—	195,327	(6,118)	—	189,209
Net income (loss)	141,878	190,163	(8,350)	(179,491)	144,200
Net income (loss) attributable to controlling interest	141,878	188,119	(8,628)	(179,491)	141,878

Summarized Statements of Income and Comprehensive Income
for the Three Months Ended September 30, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$552,011	$12,864	$(740)	$564,135
Operating expenses (income)	—	365,892	12,316	(740)	377,468
Operating income (loss)	—	186,119	548	—	186,667
Net income (loss)	147,587	185,249	1,751	(186,654)	147,933
Net income (loss) attributable to controlling interest	147,587	185,000	1,654	(186,654)	147,587

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
Summarized Statements of Income and Comprehensive Income
for the Nine Months Ended September 30, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$1,638,106	$32,719	$(543)	$1,670,282
Operating expenses (income)	—	1,052,916	39,527	(543)	1,091,900
Operating income (loss)	—	585,190	(6,808)	—	578,382
Net income (loss)	435,247	564,355	(15,920)	(544,978)	438,704
Net income (loss) attributable to controlling interest	435,247	561,711	(16,733)	(544,978)	435,247

Summarized Statements of Income and Comprehensive Income
for the Nine Months Ended September 30, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$1,592,981	$36,253	$(1,698)	$1,627,536
Operating expenses (income)	—	1,096,444	36,977	(1,698)	1,131,723
Operating income (loss)	—	496,537	(724)	—	495,813
Net income (loss)	363,496	491,782	(7,381)	(483,552)	364,345
Net income (loss) attributable to controlling interest	363,496	491,201	(7,649)	(483,552)	363,496

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except for Share Data)
(3) Segment Reporting

The following table presents our financial performance by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues:
Billboard	$524,769	$502,587	$1,481,983	$1,444,116
Other	60,772	61,548	188,299	183,420
Total net revenues	$585,541	$564,135	$1,670,282	$1,627,536

Advertising expenses:
Billboard	$227,505	$219,887	$666,328	$648,848
Other	50,228	48,941	154,063	146,693
Total advertising expenses	$277,733	$268,828	$820,391	$795,541

Segmented adjusted EBITDA:
Billboard adjusted EBITDA	$297,264	$282,700	$815,655	$795,268
Other adjusted EBITDA	10,544	12,607	34,236	36,727
Corporate expenses (1)	(26,913)	(24,037)	(80,133)	(76,930)
Adjusted EBITDA	$280,895	$271,270	$769,758	$755,065

(1)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

Reconciliation of adjusted EBITDA to income before income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA	$280,895	$271,270	$769,758	$755,065
Stock-based compensation expense	(7,580)	(12,097)	(25,305)	(37,713)
Capitalized contract fulfillment costs, net	15	132	20	506
Depreciation and amortization	(86,276)	(75,112)	(242,207)	(227,531)
Gain on disposition of assets and investments	2,155	2,474	76,116	5,486
Equity in (loss) earnings of investee	—	2,642	206	2,087
Interest expense, net	(40,431)	(42,275)	(118,374)	(130,060)
Loss on debt extinguishment	(2,012)	(270)	(2,012)	(270)
Income before income tax expense	$146,766	$146,764	$458,202	$367,570

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2025 and 2024. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes thereto.

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

During the nine months ended September 30, 2025, the Company completed multiple acquisitions for a total cash purchase price of approximately $133.9 million. See Uses of Cash – Acquisitions for more information. Additionally, on July 2, 2025, Lamar Advertising Limited Partnership ("Lamar LP"), the subsidiary operating partner of the Company, acquired Verde Outdoor at a value of $147.6 million through the issuance of 1,187,500 Common Units of Lamar LP. The Common Units were issued to the owners of Verde Outdoor as the consideration in connection with the acquisition, whereby the assets of Verde Outdoor were contributed to Lamar LP. The Verde Outdoor assets include more than 1,500 billboard faces across ten states.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total capital expenditures:
Billboard — traditional	$7,744	$7,472	$22,677	$18,485
Billboard — digital	25,168	14,703	63,486	39,311
Logos	6,038	3,108	12,023	6,244
Transit	635	358	1,593	1,743
Land and buildings	2,762	1,268	4,432	5,948
Operating equipment	7,503	3,231	13,727	10,539
Total capital expenditures	$49,850	$30,140	$117,938	$82,270

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

Included in our analysis of our results of operations are discussions regarding earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), Funds From Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts, Adjusted Funds From Operations (“AFFO”) and acquisition-adjusted net revenues.

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

Acquisition-adjusted net revenues adjusts our net revenues for the prior period by adding to it the net revenues generated by the acquired assets before our acquisition of these assets for the same time frame that those assets were owned in the current period. In calculating acquisition-adjusted revenue, therefore, we include revenue generated by assets that we did not own in the period but acquired in the current period. We refer to the amount of pre-acquisition revenue generated by the acquired assets during the prior period that corresponds with the current period in which we owned the assets (to the extent within the period to which this report relates) as “acquisition net revenues”. In addition, we adjust the prior period to subtract revenue generated by the assets that have been divested since the prior period and, therefore, no revenue derived from those assets is reflected in the current period.

Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenues are not intended to replace net income or any other performance measures determined in accordance with GAAP. Neither FFO nor AFFO represents cash flows from operating activities in accordance with GAAP and, therefore, these measures should not be considered indicative of cash flows from operating activities as a measure of liquidity or of funds available to fund our cash needs, including our ability to make cash distributions. Rather, adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenues are presented as we believe each is a useful indicator of our current operating performance. We believe that these metrics are useful to an investor in evaluating our operating performance because (1) each is a key measure used by our management team for purposes of decision-making and for evaluating our core operating results; (2) adjusted EBITDA is widely used in the industry to measure operating performance as depreciation and amortization may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (3) acquisition-adjusted net revenues is a supplement to net revenues to enable investors to compare period-over-period results on a more consistent basis without the effects of acquisitions and divestitures, which reflects our core performance and organic growth (if any) during the period in which the assets were owned and managed by us; (4) adjusted EBITDA, FFO and AFFO each provide investors with a meaningful measure for evaluating our period-to-period operating performance by eliminating items that are not operational in nature; and (5) each provides investors with a measure for comparing our results of operations to those of other companies.

Our measurement of adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenues may not, however, be fully comparable to similarly titled measures used by other companies. Reconciliations of adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenues to net income, the most directly comparable GAAP measure, have been included herein.

RESULTS OF OPERATIONS

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Net revenues increased $42.7 million or 2.6% to $1.67 billion for the nine months ended September 30, 2025 from $1.63 billion for the same period in 2024. This increase was primarily attributable to an increase in billboard net revenues of $37.9 million, an increase in transit net revenues of $0.8 million, and an increase in logo net revenues of $4.1 million over the same period in 2024.

For the nine months ended September 30, 2025, there was a $32.7 million increase in net revenues as compared to acquisition-adjusted net revenues for the nine months ended September 30, 2024, which represents an increase of 2.0%. See "Reconciliations" below. The $32.7 million increase in revenue is primarily due to an increase of $28.0 million in billboard net revenues, an increase of $2.9 million in logo net revenues, and an increase in transit net revenues of $1.8 million over the same period in 2024.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $16.1 million, or 1.8%, to $926.2 million for the nine months ended September 30, 2025 from $910.1 million for the same period in 2024. The $16.1 million increase over the prior year is comprised of a $28.5 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $12.4 million decrease in stock-based compensation.

Depreciation and amortization expense increased $14.7 million to $242.2 million for the nine months ended September 30, 2025 as compared to $227.5 million for the same period in 2024, primarily related to acquisitions and capital expenditures completed in the last twelve months.

For the nine months ended September 30, 2025, the Company recognized a gain on disposition of assets and investments of $76.1 million primarily resulting from the sale of Lamar's equity interest in Vistar Media, Inc., as well as transactions related to the sale of real estate and billboard locations and displays.

Due to the above factors, operating income increased by $82.6 million to $578.0 million for the nine months ended September 30, 2025 as compared to $495.4 million for the same period in 2024.

Interest expense decreased $11.5 million for the nine months ended September 30, 2025 to $120.2 million as compared to $131.8 million for the nine months ended September 30, 2024. The decrease was primarily due to the repayment of the Term A loans outstanding under the senior credit facility in July 2024 as well as a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

Equity in earnings of investee was $0.2 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively.

The increase in operating income, as well as the decrease in interest expense, resulted in a $90.7 million increase in income before income tax expense (benefit). The effective tax rate for the nine months ended September 30, 2025 was 4.3%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2025 of $438.3 million, as compared to net income of $363.9 million for the same period in 2024.

Reconciliations:

Because acquisitions occurring after December 31, 2023 have contributed to our net revenues results for the periods presented, we provide 2024 acquisition-adjusted net revenues, which adjusts our 2024 net revenues for the nine months ended September 30, 2024 by adding to or subtracting from it the net revenues generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2025.

Reconciliations of 2024 reported net revenues to 2024 acquisition-adjusted net revenues for the nine months ended September 30, as well as a comparison of 2024 acquisition-adjusted net revenues to 2025 reported net revenues for the nine months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenues to Acquisition-Adjusted Net Revenues

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Reported net revenues	$1,670,282	$1,627,536
Acquisition net revenues	—	10,079
Adjusted totals	$1,670,282	$1,637,615

Key Performance Indicators

Net Income/Adjusted EBITDA

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Net income	$438,320	$363,915	$74,405	20.4%
Income tax expense	19,498	3,225	16,273
Loss on extinguishment of debt	2,012	270	1,742
Interest expense, net	118,374	130,060	(11,686)
Equity in earnings of investee	(206)	(2,087)	1,881
Gain on disposition of assets and investments	(76,116)	(5,486)	(70,630)
Depreciation and amortization	242,207	227,531	14,676
Capitalized contract fulfillment costs, net	(20)	(506)	486
Stock-based compensation expense	25,305	37,713	(12,408)
Adjusted EBITDA	$769,374	$754,635	$14,739	2.0%

Adjusted EBITDA for the nine months ended September 30, 2025 increased 2.0% to $769.4 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenues less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $29.3 million, offset by an increase in total general and administrative and corporate expenses of $15.5 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Billboard adjusted EBITDA	$815,655	$795,268	$20,387
Other adjusted EBITDA(1)	34,236	36,727	(2,491)
Corporate expenses(2)	(80,517)	(77,360)	(3,157)
Adjusted EBITDA	$769,374	$754,635	$14,739	2.0%

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

Adjusted EBITDA for the nine months ended September 30, 2025 increased 2.0% to $769.4 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $20.4 million, offset by a decrease in other adjusted EBITDA of $2.5 million and an increase in corporate expenses of $3.2 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(In thousands)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
Net income	$438,320	$363,915	$74,405	20.4%
Depreciation and amortization related to real estate	224,515	215,432	9,083
Gain from sale or disposal of real estate and investments, net of tax	(62,621)	(5,260)	(57,361)
Adjustments for unconsolidated affiliates and non-controlling interest	608	(2,355)	2,963
FFO	$600,822	$571,732	$29,090	5.1%
Straight-line expense	3,493	3,038	455
Capitalized contract fulfillment costs, net	(20)	(506)	486
Stock-based compensation expense	25,305	37,713	(12,408)
Non-cash portion of tax provision	(685)	(3,357)	2,672
Non-real estate related depreciation and amortization	17,692	12,098	5,594
Amortization of deferred financing costs	4,593	4,830	(237)
Loss on extinguishment of debt	2,012	270	1,742
Capital expenditures - maintenance	(36,542)	(35,723)	(819)
Adjustments for unconsolidated affiliates and non-controlling interest	(608)	2,355	(2,963)
AFFO	$616,062	$592,450	$23,612	4.0%

FFO for the nine months ended September 30, 2025 increased from $571.7 million in 2024 to $600.8 million for the same period in 2025, an increase of 5.1%. AFFO for the nine months ended September 30, 2025 increased 4.0% to $616.1 million as compared to $592.5 million for the same period in 2024. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenues less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $29.3 million as well as a decrease in interest expense of $11.5 million, offset by an increase in total general and administrative and corporate expenses of $15.5 million for the nine months ended September 30, 2025.

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Net revenues increased $21.4 million or 3.8% to $585.5 million for the three months ended September 30, 2025 from $564.1 million for the same period in 2024. This increase was primarily attributable to an increase in billboard net revenues of $22.2 million and an increase in logo net revenues of $1.5 million, offset by a decrease in transit net revenues of $2.3 million over the same period in 2024.

For the three months ended September 30, 2025, there was a $16.3 million increase in net revenues as compared to acquisition-adjusted net revenues for the three months ended September 30, 2024, which represents an increase of 2.9%. See "Reconciliations" below. The $16.3 million increase in revenue is primarily due to an increase of $14.4 million in billboard net revenues, an increase of $1.1 million in logo net revenues, and an increase of $0.9 million in transit net revenues over the same period in 2024.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $7.4 million, or 2.4%, to $312.3 million for the three months ended September 30, 2025 from $304.9 million for the same period in 2024. The $7.4 million increase over the prior year is comprised of an $11.9 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $4.5 million decrease in stock-based compensation.

Depreciation and amortization expense increased $11.2 million to $86.3 million for the three months ended September 30, 2025 as compared to $75.1 million for the same period in 2024, primarily related to acquisitions and capital expenditures completed in the last twelve months.

For the three months ended September 30, 2025, the Company recognized a gain on disposition of assets and investments of $2.2 million, primarily resulting from transactions related to the sale of real estate and billboard locations and displays.

Due to the above factors, operating income increased by $2.5 million to $189.1 million for the three months ended September 30, 2025 as compared to $186.6 million for the same period in 2024.

Interest expense decreased $1.7 million for the three months ended September 30, 2025 to $41.2 million as compared to $42.9 million for the three months ended September 30, 2024 primarily due to a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

There was no equity in earnings of investee for the three months ended September 30, 2025 as compared to $2.6 million for the three months ended September 30, 2024. The decrease of $2.6 million was due to the sale of the Company's equity investment in Vistar Media, Inc. during 2025.

The increase in operating income, offset by the decrease in equity in earnings of investee, resulted in no change in income before income tax expense for the three months ended September 30, 2025 as compared to the same period in 2024. The effective tax rate for the three months ended September 30, 2025 was 1.7%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended September 30, 2025 of $144.1 million, as compared to net income of $147.8 million for the same period in 2024.

Reconciliations:

Because acquisitions occurring after December 31, 2023 have contributed to our net revenues results for the periods presented, we provide 2024 acquisition-adjusted net revenues, which adjusts our 2024 net revenue for the three months ended September 30, 2024 by adding to or subtracting from it the net revenues generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2025.

Reconciliations of 2024 reported net revenues to 2024 acquisition-adjusted net revenues for the three months ended September 30, as well as a comparison of 2024 acquisition-adjusted net revenues to 2025 reported net revenues for the three months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenues to Acquisition-Adjusted Net Revenues

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Reported net revenues	$585,541	$564,135
Acquisition net revenues	—	5,058
Adjusted totals	$585,541	$569,193

Key Performance Indicators

Net Income/Adjusted EBITDA

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Net income	$144,075	$147,822	$(3,747)	(2.5)%
Income tax expense (benefit)	2,566	(1,169)	3,735
Loss on extinguishment of debt	2,012	270	1,742
Interest expense, net	40,431	42,275	(1,844)
Equity in earnings of investee	—	(2,642)	2,642
Gain on disposition of assets and investments	(2,155)	(2,474)	319
Depreciation and amortization	86,276	75,112	11,164
Capitalized contract fulfillment costs, net	(15)	(132)	117
Stock-based compensation expense	7,580	12,097	(4,517)
Adjusted EBITDA	$280,770	$271,159	$9,611	3.5%

Adjusted EBITDA for the three months ended September 30, 2025 increased 3.5% to $280.8 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenues less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $16.4 million offset by an increase in total general and administrative and corporate expenses of $6.8 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Billboard adjusted EBITDA	$297,264	$282,700	$14,564
Other adjusted EBITDA(1)	10,544	12,607	(2,063)
Corporate expenses(2)	(27,038)	(24,148)	(2,890)
Adjusted EBITDA	$280,770	$271,159	$9,611	3.5%

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

Adjusted EBITDA for the three months ended September 30, 2025 increased 3.5% to $280.8 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $14.6 million, offset by a decrease in other adjusted EBITDA of $2.1 million and an increase in corporate expenses of $2.9 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(In thousands)	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
Net income	$144,075	$147,822	$(3,747)	(2.5)%
Depreciation and amortization related to real estate	76,864	71,310	5,554
Gain from sale or disposal of real estate, net of tax	(1,879)	(2,440)	561
Adjustments for unconsolidated affiliates and non-controlling interest	278	(2,739)	3,017
FFO	$219,338	$213,953	$5,385	2.5%
Straight line expense	1,112	971	141
Capitalized contract fulfillment costs, net	(15)	(132)	117
Stock-based compensation expense	7,580	12,097	(4,517)
Non-cash portion of tax provision	(346)	(3,293)	2,947
Non-real estate related depreciation and amortization	9,412	3,801	5,611
Amortization of deferred financing costs	1,537	1,559	(22)
Loss on extinguishment of debt	2,012	270	1,742
Capital expenditures - maintenance	(13,880)	(11,269)	(2,611)
Adjustments for unconsolidated affiliates and non-controlling interest	(278)	2,739	(3,017)
AFFO	$226,472	$220,696	$5,776	2.6%

FFO for the three months ended September 30, 2025 increased from $214.0 million in 2024 to $219.3 million for the same period in 2025, an increase of 2.5%. AFFO for the three months ended September 30, 2025 increased 2.6% to $226.5 million as compared to $220.7 million for the same period in 2024. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenues less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $16.4 million, offset by an increase in total general and administrative and corporate expenses of $6.8 million, excluding the impact of stock-based compensation expense, as well as a decrease of $2.6 million in equity in earnings of investee.

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

Sources of Cash

Total Liquidity. As of September 30, 2025 we had $834.2 million of total liquidity, which is comprised of $22.0 million in cash and cash equivalents, $70.0 million available for borrowing under the Accounts Receivable Securitization Program and $742.2 million of availability under the revolving portion of Lamar Media’s senior credit facility. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after accounting for borrowing the full amount available to us under the revolving portion of the senior credit facility.

As of September 30, 2025 and December 31, 2024, the Company had a working capital deficit of $287.5 million and $353.2 million, respectively. The decrease in working capital deficit of $65.7 million is primarily due to a decrease in borrowings outstanding on the Accounts Receivable Securitization Program.

Cash Generated by Operations. For the nine months ended September 30, 2025 and 2024, our cash provided by operating activities was $592.9 million and $594.3 million, respectively. We expect to generate cash flows from operations during 2025 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. We believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.

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

As of September 30, 2025, there was $180.0 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had $70.0 million additional availability under the Accounts Receivable Securitization Program as of September 30, 2025.

The Accounts Receivable Securitization Program was set to mature on July 21, 2025, but was subsequently extended to October 15, 2027 by the Seventh Amendment to the Receivables Financing Agreement dated October 15, 2024. Lamar Media may amend the facility to further extend the maturity date, enter into a new securitization facility with a different maturity date, or refinance the indebtedness outstanding under the Accounts Receivable Securitization Program using borrowings under its senior credit facility or from other financing sources.

“At-the-Market” Offering Program. On July 24, 2024, the Company entered into an equity distribution agreement, or At-the-Market Offering Agreement, (the "2024 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms (the "2021 Sales Agreement"). Under the terms of the 2024 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be conducted in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2024 Sales Agreement and may at any time suspend solicitations and offers under the 2024 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2024 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under the 2024 Sales Agreement during the year ended December 31, 2024 and the nine months ended September 30, 2025. The Company did not issue any shares under the 2021 Sales Agreement from inception through expiration.

Shelf Registration Statement. On June 21, 2021, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. The shelf registration statement expired on June 21, 2024.

On July 24, 2024, the Company filed a new automatically effective shelf registration statement that allows the Company to offer and sell an indeterminate amount of additional shares of its Class A common stock, which replaces the previous shelf registration statement. During the year ended December 31, 2024 and the nine months ended September 30, 2025, the Company did not issue any shares under either shelf registration statement.

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

The senior credit facility, as established by the Fourth Amended and Restated Credit Agreement (as amended by the Amendments, as defined below) (the “senior credit facility”), consists of (i) a $750.0 million senior secured revolving credit facility which will mature on July 31, 2028, subject to certain conditions (see description of Amendment No. 4 below) (the “revolving credit facility”), (ii) a $700.0 million senior secured Term B loan facility (the “Term B loans”) which will mature on September 23, 2032, and (iii) an incremental facility (the “Incremental Facility”) pursuant to which Lamar Media may incur additional term loan tranches or additional incremental revolving facilities or increase its existing revolving credit facility subject to a pro forma secured debt ratio calculated as described under “Restrictions under Senior Credit Facility” of 4.50 to 1.00, as well as certain other conditions including lender approval.

On July 2, 2021, Lamar Media entered into Amendment No. 1 (the "Amendment No. 1"), to the Fourth Amended and Restated Credit Agreement. The Amendment No. 1 amended the definition of "Subsidiary" to exclude each of Lamar Partnering Sponsor LLC and Lamar Partnering Corporation and any of their subsidiaries (collectively, the “Lamar Partnering Entities”) such that, after giving effect to the Amendment, none of the Lamar Partnering Entities are subject to the Fourth Amended and Restated Credit Agreement covenants and reporting requirements, but any investment by Lamar Media in any of the Lamar Partnering Entities would be subject to the Fourth Amended and Restated Credit Agreement covenants. The Amendment No. 1 also amended the definition of “EBITDA” to replace the existing calculation with a net income-based calculation, which excludes the income of non-Subsidiary entities such as the Lamar Partnering Entities, except to the extent that income of such entities is received by Lamar Media in the form of dividends or distributions.

On July 29, 2022, Lamar Media entered into Amendment No. 2 ("Amendment No. 2") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. Amendment No. 2 established the Term A loans as a new class of incremental term loans. The Term A loans were set to mature on February 6, 2025. Lamar Media borrowed all $350.0 million in Term A loans on July 29, 2022 and proceeds from the Term A loans were used to repay outstanding balances on the revolving credit facility and a portion of the outstanding balance on the Accounts Receivable Securitization Program. The Term A loans were subsequently repaid in full on July 31, 2024.

On April 26, 2023, Lamar Media entered into Amendment No. 3 ("Amendment No. 3") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank N.A. as administrative agent and the lenders party thereto. Amendment No. 3 replaced the London Interbank Offered Rates as administered by the ICE Benchmark Administration with Term SOFR as the successor rate, as set in the Fourth Amended and Restated Credit Agreement. All other material terms and conditions of the Fourth Amended and Restated Credit Agreement were unchanged by Amendment No. 3.

On July 31, 2023, Lamar Media entered into Amendment No. 4 (the “Amendment No. 4”), to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. Amendment No. 4 extended the maturity date of Lamar Media’s $750.0 million revolving credit facility such that the revolving credit facility matures July 31, 2028; provided that, if on the date (the "Springing Maturity Test Date") that is 91 days prior to the February 15, 2028 maturity date of Lamar Media’s 3 3/4% Notes, the Company and its restricted subsidiaries do not have sufficient liquidity (defined as unrestricted cash and cash equivalents of the Company and its restricted subsidiaries plus unused commitments under the revolving credit facility) to repay in full the aggregate outstanding amount (including all accrued and unpaid interest, premiums and make-whole amounts (if any)) of the 3 3/4% Notes, the revolving credit facility will mature on the Springing Maturity Test Date. On the maturity date of the revolving credit facility, the entire principal amount of revolving loans outstanding under the revolving credit facility, together with all accrued and unpaid interest on such revolving loans, will be due and payable.

Amendment No. 4 also established a $75.0 million swingline as a sublimit of the revolving credit facility, which allows Lamar Media to borrow revolving loans on a same-day basis, in an aggregate outstanding principal amount of up to $75.0 million. In addition, Amendment No. 4 amended the provisions of the Fourth Amended and Restated Credit Agreement related to incremental facilities to allow Lamar Media to establish, from time to time, one or more new incremental revolving facilities on the terms, and subject to the conditions, set forth therein.

On September 23, 2025, Lamar Media entered into Amendment No. 5 (the “Amendment No. 5”, and together with the Amendment, the Amendment No. 2, the Amendment No. 3 and the Amendment No. 4, the “Amendments”) to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. Amendment No. 5 established the Term B loans as a new class of incremental term loans. Lamar Media borrowed all $700.0 million in Term B loans on September 23, 2025. Proceeds from the Term B loans were used to repay $600.0 million in Term B loans previously outstanding, with the remainder used to repay a portion of the outstanding balance on the revolving credit facility. The Term B loans will mature on September 23, 3032 (or if such day is not a Business Day, the next Business Day) and the entire principal amount of the Term B loans then outstanding, together with all accrued and unpaid interest on the Term B loans, will be due and payable on such date. The Term B loans bear interest at rates based on the Adjusted Term SOFR Rate (“Term Benchmark Term B Loans”) or the Adjusted Base Rate (“Base Rate Term B Loans”) at Lamar Media’s option. For purposes of the Term B Loans, the “Adjusted Term SOFR Rate” is a rate per annum equal to the Term SOFR Rate for the applicable interest period, plus 0.00%. Term Benchmark Term B Loans bear interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50% and Base Rate Term B Loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50%. The covenants, events of default and other terms of the senior credit facility (all of which are unchanged by Amendment No. 5) apply to the Term B loans.

As of September 30, 2025 the aggregate balance outstanding under the senior credit facility was $698.3 million, consisting of $698.3 million in Term B loans aggregate principal balance and no outstanding borrowings under our revolving credit facility. Lamar Media had approximately $742.2 million of unused capacity under the revolving credit facility.

Note Offerings. On September 25, 2025, Lamar Media completed an institutional private placement of $400.0 million aggregate principal amount of 5 3/8% Senior Notes due 2033 (the “5 3/8% Notes”). The institutional private placement on September 25, 2025 resulted in net proceeds to Lamar Media of approximately $393.5 million. Lamar Media used the proceeds from this offering, together with borrowings on the Term B loans, to pay off the balance outstanding on the revolving credit facility as well as pay down a portion of the balance on the Accounts Receivable Securitization Program.

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

Restrictions Under Debt Securities. The Company and Lamar Media must comply with certain covenants and restrictions related to its outstanding debt securities. Currently, Lamar Media has outstanding the $600.0 million 3 3/4% Senior Notes issued February 2020, the $550.0 million 4% Senior Notes issued February 2020 and August 2020, the $400.0 million 4 7/8% Senior Notes issued in May 2020, the $550.0 million 3 5/8% Senior Notes issued in January 2021 and the $400.0 million 5 3/8% Senior Notes issued September 2025.

The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur additional indebtedness, but permit the incurrence of indebtedness (including indebtedness under the senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as the sum of (x) total consolidated debt plus (y) the aggregate liquidation preference of any preferred stock of Lamar Media’s restricted subsidiaries (and in the case of the 5 3/8% Notes, minus (z) unrestricted cash of Lamar Media and its restricted subsidiaries) to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than 7.0 to 1.0. Currently, Lamar Media is not in default under the indentures of any of its outstanding notes and, therefore, would be permitted to incur additional indebtedness subject to the foregoing provision.

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

Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. As of September 30, 2025, we were, and currently we are, in compliance with all such tests under the senior credit facility.

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

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $117.9 million for the nine months ended September 30, 2025. We anticipate our 2025 total capital expenditures will be approximately $180.0 million.

Acquisitions. During the nine months ended September 30, 2025, the Company completed acquisitions for an aggregate cash purchase price of approximately $133.9 million, which were financed using available cash on hand and borrowings on the senior credit facility.

Dividends. On February 19, 2025, the Company's Board of Directors declared a quarterly cash dividend of $1.55 per share, paid on March 28, 2025 to its stockholders of record of its Class A common stock and Class B common stock on March 14, 2025. On May 15, 2025, the Company's Board of Directors declared a quarterly cash dividend of $1.55 per share, paid on June 30, 2025 to its stockholders of record of its Class A common stock and Class B common stock on June 16, 2025. On August 27, 2025, the Company's Board of Directors declared a quarterly cash dividend of $1.55 per share, paid on September 30, 2025 to its stockholders of record of its Class A common stock and Class B common stock on September 19, 2025. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2025 will be at least $6.20 per share of common stock, including the dividends paid on March 28, 2025, June 30, 2025 and September 30, 2025.

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

Stock and Debt Repurchasing Program. Prior to May 15, 2025, the Company’s Board of Directors had authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026. On May 15, 2025, the Company's Board of Directors approved the increase of the amount authorized under the Stock Repurchase Program by $150.0 million, bringing the total amount authorized under the Program to $400.0 million. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized. During the nine months ended September 30, 2025, the Company repurchased 1,388,091 shares of the Company's Class A common stock outstanding for a total purchase price of $150.0 million.

Material Cash Requirements

Our expected material cash requirements for the twelve months following September 30, 2025 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.

Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of September 30, 2025:

(In millions)	Less than 1 year	Thereafter
Debt maturities(1)	$0.4	$3,348.3
Interest obligations on long-term debt(2)	152.3	476.4
Contractual obligations, including operating and financing leases	288.8	1,924.9
Total payments due	$441.5	$5,749.6

(1)Debt maturities assume there is no refinancing prior to the existing maturity date and is based on contractual maturities.
(2)Interest rates on our variable rate instruments assume rates at the September 30, 2025 levels.

Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). On February 19, 2025, the Company's Board of Directors declared a quarterly cash dividend of $1.55 per share, paid on March 28, 2025 to its stockholders of record of its Class A common stock and Class B common stock on March 14, 2025. On May 15, 2025, the Company's Board of Directors declared a quarterly cash dividend of $1.55 per share, paid on June 30, 2025 to its stockholders of record of its Class A common stock and Class B common stock on June 16, 2025. On August 27, 2025, the Company's Board of Directors declared a quarterly cash dividend of $1.55 per share, paid on September 30, 2025 to its stockholders of record of its Class A common stock and Class B common stock on September 19, 2025. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2025 will be at least $6.20 per share of common stock, including the dividends paid on March 28, 2025, June 30, 2025 and September 30, 2025.

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

Cash Flows

The Company's cash flows provided by operating activities decreased $1.4 million from $594.3 million for the nine months ended September 30, 2024 to $592.9 million for the nine months ended September 30, 2025.

Cash flows used in investing activities for nine months ended September 30, 2025 were $128.1 million as compared to cash flows used in investing activities for the nine months ended September 30, 2024 of $108.0 million. This change was primarily due to increases in acquisitions and capital expenditures during 2025, offset by proceeds from the sale of the Company's equity investment in Vistar Media, Inc. of $115.9 million during 2025.

The Company's cash flows used in financing activities were $492.4 million for the nine months ended September 30, 2025 as compared to $501.2 million for the nine months ended September 30, 2024. The cash flows used in financing activities of $492.4 million for the nine months ended September 30, 2025 were primarily due to cash paid for dividends and distributions, cash used for stock repurchases, and payments on the revolving credit facility, offset by the issuance of the 5 3/8% Senior Notes and borrowings on the revolving credit facility.

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

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and nine months ended September 30, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Net revenues increased $42.7 million or 2.6% to $1.67 billion for the nine months ended September 30, 2025 from $1.63 billion for the same period in 2024. This increase was primarily attributable to an increase in billboard net revenues of $37.9 million, an increase in transit net revenues of $0.8 million, and an increase in logo net revenues of $4.1 million over the same period in 2024.

For the nine months ended September 30, 2025, there was a $32.7 million increase in net revenues as compared to acquisition-adjusted net revenues for the nine months ended September 30, 2024, which represents an increase of 2.0%. See "Reconciliations" below. The $32.7 million increase in revenue is primarily due to an increase of $28.0 million in billboard net revenues, an increase of $2.9 million in logo net revenues, and an increase in transit net revenues of $1.8 million over the same period in 2024.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $16.1 million, or 1.8%, to $925.8 million for the nine months ended September 30, 2025 from $909.7 million for the same period in 2024. The $16.1 million increase over the prior year is comprised of a $28.5 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $12.4 million decrease in stock-based compensation.

Depreciation and amortization expense increased $14.7 million to $242.2 million for the nine months ended September 30, 2025 as compared to $227.5 million for the same period in 2024, primarily related to acquisitions and capital expenditures completed in the last twelve months.

For the nine months ended September 30, 2025, Lamar Media recognized a gain on disposition of assets and investments of $76.1 million, primarily resulting from the sale of Lamar's equity interest in Vistar Media, Inc., as well as transactions related to the sale of real estate and billboard locations and displays.

Due to the above factors, operating income increased by $82.6 million to $578.4 million for the nine months ended September 30, 2025 as compared to $495.8 million for the same period in 2024.

Interest expense decreased $11.5 million for the nine months ended September 30, 2025 to $120.2 million as compared to $131.8 million for the nine months ended September 30, 2024. The decrease was primarily due to the repayment of the Term A loans outstanding under the senior credit facility in July 2024 as well as a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

Equity in earnings of investee was $0.2 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively.

The increase in operating income, as well as the decrease in interest expense, resulted in a $90.6 million increase in income before income tax expense (benefit). The effective tax rate for the nine months ended September 30, 2025 was 4.3%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the nine months ended September 30, 2025 of $438.7 million, as compared to net income of $364.3 million for the same period in 2024.

Reconciliations:

Because acquisitions occurring after December 31, 2023 have contributed to our net revenues results for the periods presented, we provide 2024 acquisition-adjusted net revenues, which adjusts our 2024 net revenues for the nine months ended September 30, 2024 by adding to or subtracting from it the net revenues generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2025.

Reconciliations of 2024 reported net revenues to 2024 acquisition-adjusted net revenues for the nine months ended September 30, as well as a comparison of 2024 acquisition-adjusted net revenues to 2025 reported net revenues for the nine months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenues to Acquisition-Adjusted Net Revenues

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Reported net revenues	$1,670,282	$1,627,536
Acquisition net revenues	—	10,079
Adjusted totals	$1,670,282	$1,637,615

Key Performance Indicators

Net Income/Adjusted EBITDA

(In thousands)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
Net income	$438,704	$364,345	$74,359	20.4%
Income tax expense	19,498	3,225	16,273
Loss on extinguishment of debt	2,012	270	1,742
Interest expense, net	118,374	130,060	(11,686)
Equity in earnings of investee	(206)	(2,087)	1,881
Gain on disposition of assets and investments	(76,116)	(5,486)	(70,630)
Depreciation and amortization	242,207	227,531	14,676
Capitalized contract fulfillment costs, net	(20)	(506)	486
Stock-based compensation expense	25,305	37,713	(12,408)
Adjusted EBITDA	$769,758	$755,065	$14,693	1.9%

Adjusted EBITDA for the nine months ended September 30, 2025 increased 1.9% to $769.8 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenues less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $29.3 million, offset by an increase in total general and administrative and corporate expenses of $15.5 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Billboard adjusted EBITDA	$815,655	$795,268	$20,387
Other adjusted EBITDA(1)	34,236	36,727	(2,491)
Corporate expenses(2)	(80,133)	(76,930)	(3,203)
Adjusted EBITDA	$769,758	$755,065	$14,693	1.9%

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

Adjusted EBITDA for the nine months ended September 30, 2025 increased 1.9% to $769.8 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $20.4 million, offset by a decrease in other adjusted EBITDA of $2.5 million and an increase in corporate expenses of $3.2 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(In thousands)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2025	2024
Net income	$438,704	$364,345	$74,359	20.4%
Depreciation and amortization related to real estate	224,515	215,432	9,083
Gain from sale or disposal of real estate and investments, net of tax	(62,621)	(5,260)	(57,361)
Adjustments for unconsolidated affiliates and non-controlling interest	608	(2,355)	2,963
FFO	$601,206	$572,162	$29,044	5.1%
Straight-line expense	3,493	3,038	455
Capitalized contract fulfillment costs, net	(20)	(506)	486
Stock-based compensation expense	25,305	37,713	(12,408)
Non-cash portion of tax provision	(685)	(3,357)	2,672
Non-real estate related depreciation and amortization	17,692	12,098	5,594
Amortization of deferred financing costs	4,593	4,830	(237)
Loss on extinguishment of debt	2,012	270	1,742
Capital expenditures – maintenance	(36,542)	(35,723)	(819)
Adjustments for unconsolidated affiliates and non-controlling interest	(608)	2,335	(2,943)
AFFO	$616,446	$592,860	$23,586	4.0%

FFO for the nine months ended September 30, 2025 increased to $601.2 million from $572.2 million for the same period in 2024, an increase of 5.1%. AFFO for the nine months ended September 30, 2025 increased 4.0% to $616.4 million as compared to $592.9 million for the same period in 2024. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $29.3 million as well as a decrease in interest expense of $11.5 million, offset by an increase in total general and administrative and corporate expenses of $15.5 million for the nine months ended September 30, 2025.

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Net revenues increased $21.4 million or 3.8% to $585.5 million for the three months ended September 30, 2025 from $564.1 million for the same period in 2024. This increase was primarily attributable to an increase in billboard net revenues of $22.2 million and an increase in logo net revenues of $1.5 million, offset by a decrease in transit net revenues of $2.3 million over the same period in 2024.

For the three months ended September 30, 2025, there was a $16.3 million increase in net revenues as compared to acquisition-adjusted net revenues for the three months ended September 30, 2024, which represents an increase of 2.9%. See "Reconciliations" below. The $16.3 million increase in revenue is primarily due to an increase of $14.4 million in billboard net revenues, an increase of $1.1 million in logo net revenues, and an increase in transit net revenues of $0.9 million over the same period in 2024.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $7.4 million, or 2.4%, to $312.2 million for the three months ended September 30, 2025 from $304.8 million for the same period in 2024. The $7.4 million increase over the prior year is comprised of an $11.9 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, offset by a $4.5 million decrease in stock-based compensation.

Depreciation and amortization expense increased $11.2 million to $86.3 million for the three months ended September 30, 2025 as compared to $75.1 million for the same period in 2024, primarily related to acquisitions and capital expenditures completed in the last twelve months.

For the three months ended September 30, 2025, Lamar Media recognized a gain on disposition of assets and investments of $2.2 million, primarily resulting from transactions related to the sale of real estate and billboard locations and displays.

Due to the above factors, operating income increased by $2.5 million to $189.2 million for the three months ended September 30, 2025 as compared to $186.7 million for the same period in 2024.

Interest expense decreased $1.7 million for the three months ended September 30, 2025 to $41.2 million as compared to $42.9 million for the three months ended September 30, 2024 primarily due to a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

There was no equity in earnings of investee for the three months ended September 30, 2025 as compared to $2.6 million for the three months ended September 30, 2024. The decrease of $2.6 million was due to the sale of the Company's equity investment in Vistar Media, Inc. during 2025.

The increase in operating income, offset by the decrease in equity in earnings of investee, resulted in no change in income before income tax expense for the three months ended September 30, 2025 as compared to the same period in 2024. The effective tax rate for the three months ended September 30, 2025 was 1.7%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended September 30, 2025 of $144.2 million, as compared to net income of $147.9 million for the same period in 2024.

Reconciliations:

Because acquisitions occurring after December 31, 2023 have contributed to our net revenues results for the periods presented, we provide 2024 acquisition-adjusted net revenues, which adjusts our 2024 net revenues for the three months ended September 30, 2024 by adding to or subtracting from it the net revenues generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2025.

Reconciliations of 2024 reported net revenues to 2024 acquisition-adjusted net revenues for the three months ended September 30, as well as a comparison of 2024 acquisition-adjusted net revenues to 2025 reported net revenues for the three months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenues to Acquisition-Adjusted Net Revenues

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Reported net revenues	$585,541	$564,135
Acquisition net revenues	—	5,058
Adjusted totals	$585,541	$569,193

Key Performance Indicators

Net Income/Adjusted EBITDA

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Net income	$144,200	$147,933	$(3,733)	(2.5)%
Income tax expense (benefit)	2,566	(1,169)	3,735
Loss on extinguishment of debt	2,012	270	1,742
Interest expense, net	40,431	42,275	(1,844)
Equity in earnings of investee	—	(2,642)	2,642
Gain on disposition of assets and investments	(2,155)	(2,474)	319
Depreciation and amortization	86,276	75,112	11,164
Capitalized contract fulfillment costs, net	(15)	(132)	117
Stock-based compensation expense	7,580	12,097	(4,517)
Adjusted EBITDA	$280,895	$271,270	$9,625	3.5%

Adjusted EBITDA for the three months ended September 30, 2025 increased 3.5% to $280.9 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenues less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $16.4 million offset by an increase in total general and administrative and corporate expenses of $6.8 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Billboard adjusted EBITDA	$297,264	$282,700	$14,564
Other adjusted EBITDA(1)	10,544	12,607	(2,063)
Corporate expenses(2)	(26,913)	(24,037)	(2,876)
Adjusted EBITDA	$280,895	$271,270	$9,625	3.5%

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

Adjusted EBITDA for the three months ended September 30, 2025 increased 3.5% to $280.9 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $14.6 million, offset by a decrease in other adjusted EBITDA of $2.1 million and an increase in corporate expenses of $2.9 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Net income	$144,200	$147,933	$(3,733)	(2.5)%
Depreciation and amortization related to real estate	76,864	71,310	5,554
Gain from sale or disposal of real estate, net of tax	(1,879)	(2,440)	561
Adjustments for unconsolidated affiliates and non-controlling interest	278	(2,739)	3,017
FFO	$219,463	$214,064	$5,399	2.5%
Straight-line expense	1,112	971	141
Capitalized contract fulfillment costs, net	(15)	(132)	117
Stock-based compensation expense	7,580	12,097	(4,517)
Non-cash portion of tax provision	(346)	(3,293)	2,947
Non-real estate related depreciation and amortization	9,412	3,801	5,611
Amortization of deferred financing costs	1,537	1,559	(22)
Loss on extinguishment of debt	2,012	270	1,742
Capital expenditures – maintenance	(13,880)	(11,269)	(2,611)
Adjustments for unconsolidated affiliates and non-controlling interest	(278)	2,739	(3,017)
AFFO	$226,597	$220,807	$5,790	2.6%

FFO for the three months ended September 30, 2025 increased to $219.5 million from $214.1 million for the same period in 2024, an increase of 2.5%. AFFO for the three months ended September 30, 2025 increased 2.6% to $226.6 million as compared to $220.8 million for the same period in 2024. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $16.4 million, offset by an increase in total general and administrative and corporate expenses of $6.8 million, excluding the impact of stock-based compensation expense, as well as a decrease of $2.6 million in equity in earnings of investee.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2025, and should be read in conjunction with Note 11 of the Notes to the Company’s Condensed Consolidated Financial Statements.

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

At September 30, 2025 there was approximately $878.3 million of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 26.0% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2025 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $50.2 million, and the weighted average interest rate applicable to these borrowings during 2025 was 5.7%. Assuming that the weighted average interest rate was 200 basis points higher (that is 7.7% rather than 5.7%), then the Company’s 2025 interest expense would have increased by approximately $17.3 million for the nine months ended September 30, 2025.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our combined Annual Report on Form 10-K for the year ended December 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock. Except for the updated risk factor included below, there have been no material changes to our risk factors since our combined Annual Report on Form 10-K for the year ended December 31, 2024.

We could be negatively impacted by environmental, social and governance (ESG) and sustainability matters.

Governments, shareholders, customers, employees and other stakeholders are increasingly focusing on corporate ESG practices and disclosures, and expectations in this area are rapidly evolving and growing. We may incur costs related to ESG initiatives, including those related to producing enhanced mandatory or voluntary disclosures about our business. Additionally, although we have policies in place with respect to the content we display in customer advertisements, if the content of the advertisements we display is controversial or if our decisions to reject certain ads based on our content policies are viewed negatively, we may face reputational damage. This could lead to public controversy, decreased customer trust, and potential loss of business. If we are unable to respond effectively to ESG matters, our reputation, business, financial condition and results of operations could be adversely impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No repurchases were made during the three months ended September 30, 2025 under the Company’s previously announced stock repurchase program.

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

4.1
Indenture, dated as of September 25, 2025, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee (including the Form of Note and Guarantee as Exhibit A thereto). Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on October 1, 2025 and incorporated herein by reference.

10.1
Amendment No. 5, dated as of September 23, 2025 to the Fourth Amended and Restated Credit Agreement dated February 6, 2020, by and among Lamar Media, as Borrower, the Company, Lamar Media’s subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and certain lenders from time to time party thereto. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on September 24, 2025 and incorporated herein by reference.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: November 6, 2025	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 6, 2025	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer