Form 10-K
period 2025-12-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2026-02-20
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Media Corp. has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark if either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $10,177,995,114 based on $121.36 per share as reported at the close of trading on the NASDAQ Global Select Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.
As of June 30, 2025, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2026
Lamar Advertising Company Class A common stock, $0.001 par value per share	86,910,542 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	14,420,085 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 2026 (Proxy Statement)	Part III
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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about: (i) our future financial performance and condition; (ii) our business plans, objectives, prospects, growth and operating strategies; (iii) our future capital expenditures and level of acquisition activity; (iv) our ability to integrate acquired assets and realize operating efficiency from acquisitions; (v) market opportunities and competitive positions; (vi) our future cash flows and expected cash requirements; (vii) expected timing and amount of distributions to our stockholders; (viii) estimated risks; (ix) our ability to maintain compliance with applicable covenants and restrictions included in Lamar Media Corp’s (“Lamar Media”) senior credit facility, Accounts Receivable Securitization Program (as defined herein) and the indentures relating to its outstanding notes; (x) our stock price; and (xi) our ability to remain qualified as a real estate investment trust (“REIT”).

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements: (i) the state of the economy and financial markets generally and their effects on the markets in which we operate and the broader demand for advertising including economic changes that may result from new or increased tariffs, trade restrictions or geopolitical tensions; (ii) the levels of expenditures on advertising in general and outdoor advertising in particular; (iii) risks and uncertainties relating to our significant indebtedness; (iv) the demand for outdoor advertising and its continued popularity as an advertising medium; (v) our need for, and ability to obtain, additional funding for acquisitions, operations and debt refinancing; (vi) increased competition within the outdoor advertising industry; (vii) the regulation of the outdoor advertising industry by federal, state and local governments; (viii) our ability to renew expiring contracts at favorable rates; (ix) the integration of businesses and assets that we acquire and our ability to recognize cost savings and operating efficiencies as a result of these acquisitions; (x) our ability to successfully implement our digital deployment strategy; (xi) the market for our Class A common stock; (xii) changes in accounting principles, policies or guidelines; (xiii) our ability to effectively mitigate the threat of and damages caused by hurricanes and other kinds of severe weather; (xiv) our ability to maintain our status as a REIT; (xv) changes in tax laws applicable to REITs or in the interpretation of those laws; and (xvi) other risk factors discussed under the “Risk Factors” section of this Annual Report on Form 10-K.

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

Billboards. As of December 31, 2025, we owned and operated approximately 159,300 billboard advertising displays in 45 states and Canada. We rent most of our advertising space on two types of billboards: bulletins and posters.

•Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic.
•Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic.

In addition to traditional billboards, we also rent space on digital billboards, which are generally located on major traffic arteries and city streets. As of December 31, 2025, we owned and operated approximately 5,500 digital billboard advertising displays in 43 states and Canada.

Logo signs. We rent advertising space on logo signs located near highway exits.

•Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.

We are the largest provider of logo signs in the United States, operating 24 of the 28 privatized state logo sign contracts. As of December 31, 2025, we operated over 144,400 logo sign advertising displays in 24 states and the province of Ontario, Canada.

Transit advertising displays. We also rent advertising space on the exterior and interior of public transportation vehicles, in airport terminals, and on transit shelters and benches in over 80 markets. As of December 31, 2025, we operated approximately 40,600 transit advertising displays in 23 states and Canada.

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

OPERATING STRATEGIES

We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:

Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our tenants and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 79% of our outdoor net revenues for the year ended December 31, 2025, which management believes is higher than the industry average. We believe that the experience of our regional, territory and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 34 years. In an effort to provide high quality sales and service at the local level, we employed approximately 1,000 local account executives as of December 31, 2025. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of our central office, as well as our offices in other markets, in the event business opportunities or customers’ needs support such an allocation of resources.

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

In addition, we routinely invest in upgrading our existing displays and constructing new displays. Since January 1, 2016, we have invested approximately $1.32 billion in capitalized expenditures, which include improvements to our existing real estate portfolio, improvements to recently acquired locations and the construction of new locations. Our regular improvement and expansion of our advertising display inventory allows us to provide high quality service to our current tenants and to attract new tenants.

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

Reinvesting in capital expenditures including digital technology. We have a history of investing in capital expenditures, particularly in our digital platform. We spent $180.8 million in total capital expenditures in fiscal year 2025, of which $90.9 million was spent on digital technology. We expect our 2026 capitalized expenditures to be approximately $186 million.

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

CAPITAL ALLOCATION STRATEGY

The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital. To maintain our REIT status, we are required to distribute to our stockholders annually an amount equal to at least 90% of our REIT taxable income, excluding net capital gains. After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. During 2025, we generated $864.0 million of cash from operating activities, which was used to fund capital expenditures, acquisitions, and dividends to our stockholders.

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

COMPANY OPERATIONS

Billboard Advertising

We rent most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2025, we owned and operated approximately 159,300 billboard advertising displays in 45 states and Canada.  In 2025, we derived approximately 77% of our billboard advertising net revenues from bulletin rentals and 23% from poster rentals.

Bulletins are large advertising structures consisting of panels (the most common size is 14 feet high by 48 feet wide, or 672 square feet) on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2025, we operated approximately 79,600 bulletin displays.

We generally rent individually-selected bulletin space to advertisers for the duration of the contract (ranging from 4 to 52 weeks). We also rent bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.

Posters are smaller advertising structures (the most common panel size is 11 feet high by 23 feet wide, or 253 square feet; we also operate junior posters, which are 5 feet high by 11 feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts onto the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2025, we operated approximately 79,700 poster displays.

We generally rent poster space for 4 to 26 weeks, determined by the advertiser’s campaign needs.  Posters are sold in packages of Target Rating Point (“TRP”) levels, which determine the percentage of a target audience an advertiser needs to reach.  A package may include a combination of poster locations in order to meet reach and frequency campaign goals.

In addition to the traditional static displays, we also rent digital billboards. Digital billboards are large electronic light emitting diode (“LED”) displays (the most common sizes are 14 feet high by 48 feet wide, or 672 square feet; 10.5 feet high by 36 feet wide, or 378 square feet; and 10 feet high by 21 feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds. At December 31, 2025, our inventory included approximately 5,500 digital display billboards in various markets. These 5,500 digital billboards generated approximately 33% of billboard advertising net revenues.

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

Logo Sign Advertising

We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 24 of the 28 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2025, we operated approximately 43,700 logo sign structures containing over 144,400 logo advertising displays in the United States and Canada.

We operate the logo sign contracts in the province of Ontario, Canada and in the following states:

Alabama	Georgia	Michigan	Montana	New Hampshire	Ohio	Tennessee
Colorado	Kansas	Minnesota	Nebraska	New Jersey	Oklahoma	Utah
Delaware	Kentucky	Mississippi	Nevada	New Mexico	South Carolina	Wisconsin
Florida	Louisiana	Missouri(1)

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

State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the Company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our 25 logo sign contracts in place, in the United States and Canada, at December 31, 2025, seven are subject to renewal or expiration in 2026.

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

Transit Advertising

We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. Transit contracts are generally with the local municipalities and airport authorities and allow us the exclusive right to rent advertising space to customers in airports and on buses, benches or shelters. The terms of the contracts vary but generally range between 3 to 10 years, many with renewable options for contract extension. We rent transit advertising displays in airport terminals and on bus shelters, benches and buses in over 80 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising tenants. As of December 31, 2025, we operated approximately 40,600 transit advertising displays in 23 states and Canada.

Municipalities usually award new transit advertising contracts and renew expiring transit advertising contracts through an open bidding process. In bidding for new and renewal contracts, we compete against national outdoor advertising providers and local, on-premise sign providers and sign construction companies. Transit advertising operators incur significant start-up costs to build and install the advertising structures (such as transit shelters and airport displays) upon being awarded contracts.

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

We believe that our strong emphasis on sales and customer service and our position as a major provider of advertising services in each of our primary markets enable us to compete effectively with the other outdoor advertising companies, as well as with other media, within those markets.

GEOGRAPHIC DIVERSIFICATION

Our advertising displays are geographically diversified across the United States and Canada. The following table sets forth information regarding the geographic diversification of our advertising displays, which are listed in order of contribution to total revenue. Markets with less than 1% of total displays are grouped in the category “all other United States.”

	Percentage of Revenues for the year ended December 31, 2025					Number of Displays for the year ended December 31, 2025
Market	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Static Billboard Displays	Digital Billboard Displays	Transit Displays	Logo Displays	Total Displays	Percentage of Total Displays
Las Vegas, NV	1.4%	2.1%	20.0%	—	2.9%	708	94	1,504	—	2,306	0.6%
New York, NY	2.4%	2.6%	—	—	2.2%	912	113	—	—	1,025	0.3%
Chicago, IL	1.9%	2.6%	—	—	1.9%	2,035	171	—	—	2,206	0.6%
Pittsburgh, PA	1.8%	1.8%	0.4%	—	1.6%	2,818	70	327	—	3,215	0.9%
Nashville, TN	1.5%	2.1%	—	—	1.5%	2,010	108	—	—	2,118	0.6%
Phoenix, AZ	0.3%	2.4%	8.2%	—	1.5%	147	81	4,272	—	4,500	1.2%
Dallas, TX	1.7%	1.0%	1.9%	—	1.4%	1,242	36	459	—	1,737	0.5%
Knoxville, TN	1.9%	1.1%	—	—	1.4%	2,337	71	—	—	2,408	0.7%
San Bernardino, CA	1.3%	1.8%	1.6%	—	1.4%	602	62	1,307	—	1,971	0.5%
Atlanta, GA	1.1%	2.4%	—	—	1.4%	829	94	—	—	923	0.3%
Reading, PA	1.2%	2.1%	—	—	1.3%	1,350	125	—	—	1,475	0.4%
Cleveland, OH	1.4%	1.5%	—	—	1.3%	2,201	63	—	—	2,264	0.6%
Seattle, WA	1.6%	0.6%	1.6%	—	1.3%	1,521	19	1,596	—	3,136	0.9%
Indianapolis, IN	1.2%	1.0%	1.8%	—	1.2%	2,436	39	123	—	2,598	0.7%
Birmingham, AL	1.3%	1.1%	0.5%	—	1.1%	2,052	57	200	—	2,309	0.6%
Raleigh, NC	1.5%	0.8%	—	—	1.1%	2,499	51	—	—	2,550	0.7%
Oklahoma City, OK	1.2%	1.2%	0.5%	—	1.1%	1,941	49	35	—	2,025	0.6%
Richmond, VA	1.1%	1.4%	—	—	1.1%	1,226	57	—	—	1,283	0.4%
Hartford, CT	1.0%	1.6%	—	—	1.1%	826	53	—	—	879	0.2%
Greenville, SC	1.3%	1.1%	—	—	1.1%	1,770	54	—	—	1,824	0.5%
Cincinnati, OH	0.9%	1.7%	—	—	1.0%	1,098	53	—	—	1,151	0.3%
Pensacola, FL	1.1%	1.1%	—	—	1.0%	2,186	89	—	—	2,275	0.6%
All US Logo Programs	—	—	—	93.4%	3.7%	—	—	—	148,143	148,143	41.1%
All Other United States	69.9%	64.9%	51.3%	—	64.3%	119,055	3,944	25,025	—	148,024	41.1%
All Other Canada	—	—	12.2%	6.6%	1.1%	—	—	5,757	12,689	18,446	5.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	153,801	5,553	40,605	160,832	360,791	100.0%
Total Revenue (in millions)	$1,382.2	$631.6	$163.2	$89.2	$2,266.2

* Logo displays at December 31, 2025 include 16,405 displays related to the tourist oriented directional signing ("TODS") programs.

TAXABLE REIT SUBSIDIARIES

We hold and operate certain of our assets that cannot be held and operated directly by a REIT through taxable REIT subsidiaries, or TRSs. A TRS is a subsidiary of a REIT that pays corporate taxes on its taxable income. The assets held in our TRSs primarily consist of our transit advertising business, advertising services business, investments, certain partnerships and our foreign operations. We may, from time to time, change the election of previously designated TRSs to be treated as qualified REIT subsidiaries (“QRSs”) or other disregarded entities, and may reorganize and transfer certain assets or operations from our TRSs to other subsidiaries, including QRSs.

Our TRS assets and operations will continue to be subject, as applicable, to U.S. federal and state corporate income taxes. Furthermore, our assets and operations outside the United States will continue to be subject to foreign taxes in the jurisdictions in which those assets and operations are located. Net income from our TRSs will either be retained by our TRSs and used to fund their operations, or distributed to us, where it will be reinvested in our business or be available for distribution to Lamar Advertising’s stockholders. As of December 31, 2025 and 2024, the annual taxable income generated by our TRSs in the aggregate was approximately $131.2 million and $29.8 million, respectively.

ADVERTISING TENANTS

Our tenant base is diverse. The table below sets forth the industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2025, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 86% of our billboard advertising net revenues in the year ended December 31, 2025. No individual tenant accounted for more than 2% of our billboard advertising net revenues in that period.

Categories	Percentage of Net Billboard Advertising Revenues
Service	19%
Health Care	10%
Restaurants	9%
Retailers	8%
Automotive	8%
Amusement - Entertainment/Sports	6%
Gaming	4%
Financial - Banks, Credit Unions	4%
Education	4%
Beverage	4%
Building - Construction	4%
Insurance	3%
Governmental/Nonprofit	3%
86%

REGULATION

Outdoor advertising is subject to governmental regulation at the federal, state and local levels. Regulations generally restrict the size, spacing, lighting and other aspects of advertising structures and pose a significant barrier to entry and expansion in many markets.  Federal law, principally the Highway Beautification Act of 1965 (the “HBA”), regulates outdoor advertising on Federal — Aid Primary, Interstate and National Highway System roads. The HBA requires states, through the adoption of individual Federal/State agreements, to “effectively control” outdoor advertising along these roads, and mandates a state compliance program and state standards regarding size, spacing and lighting. These state standards, or their local and municipal equivalents, may be modified over time in response to legal challenges or otherwise, which may have an adverse effect on our business. The HBA requires any state or political subdivision that compels the removal of a lawful billboard along a Federal — Aid Primary or Interstate highway to pay just compensation to the billboard owner.

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

We have continued to expand the deployment of digital billboards, which display static digital advertising copy from various advertisers that changes every 6 to 8 seconds. We have encountered some existing regulations that restrict or prohibit these types of digital displays, but it has not yet materially impacted our digital deployment. However, new regulations could be enacted to impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

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

REAL ESTATE PORTFOLIO

Our management headquarters is located in Baton Rouge, Louisiana. We also own 126 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, we lease an additional 171 operating facilities at an aggregate lease expense for 2025 of approximately $10.6 million.

We own approximately 11,200 parcels of property beneath our advertising displays. As of December 31, 2025, we leased approximately 71,500 outdoor sites, accounting for an annualized lease expense of approximately $348.1 million. This amount represented approximately 17% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide us with renewal options. Our lease agreements generally permit us to use the land for the construction, repair and relocation of outdoor advertising displays, including all rights necessary to access and maintain the site. Approximately 73% of our leases will expire or be subject to renewal in the next 5 years, 17% will expire or be subject to renewal in 6 to 10 years and 10% thereafter. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

The following table illustrates the number of leased and owned sites by state as of December 31, 2025, which is sorted from greatest to least in number and percentage of leased sites. States in which we lease less than 2% of our portfolio are grouped in the category “All Other States and Canada”.

State	# of billboard leased sites	% of total	# of owned billboard sites	% of total
Texas	4,841	6.8%	1,059	9.5%
Pennsylvania	4,737	6.6%	1,639	14.7%
California	4,215	5.9%	153	1.4%
Ohio	4,008	5.6%	606	5.4%
North Carolina	3,701	5.2%	306	2.7%
Alabama	3,301	4.6%	529	4.7%
Georgia	3,290	4.6%	378	3.4%
Indiana	3,003	4.2%	644	5.8%
Louisiana	2,889	4.0%	554	5.0%
Tennessee	2,862	4.0%	522	4.7%
Florida	2,861	4.0%	512	4.6%
Wisconsin	2,447	3.4%	410	3.7%
New York	2,262	3.2%	259	2.3%
South Carolina	2,211	3.1%	167	1.5%
Missouri	1,938	2.7%	308	2.8%
Michigan	1,909	2.7%	291	2.6%
Mississippi	1,825	2.6%	418	3.7%
Oklahoma	1,638	2.3%	141	1.3%
Virginia	1,535	2.1%	182	1.6%
Illinois	1,471	2.1%	356	3.2%
All Other States and Canada	14,593	20.3%	1,745	15.4%
	71,537	100.0%	11,179	100.0%

CONTRACT EXPIRATIONS

We derive revenues primarily from renting advertising space to customers on our advertising displays. Our contracts with customers generally cover periods ranging from one week to one year and are generally billed every four weeks. Since contract terms are short-term in nature, we do not consider revenues by year of contract expiration to be meaningful.

HUMAN CAPITAL RESOURCES

Our People. We employed over 3,500 people as of December 31, 2025. Over 340 employees were engaged in overall management and general administration at our corporate headquarters in Baton Rouge, Louisiana, and the remainder, including approximately 1,000 local account executives, were employed in our operating offices.

Fifteen of our local offices employ billposters and construction personnel who are covered by collective bargaining agreements. We believe that our relationship with our employees, including our approximately 90 unionized employees, is favorable, and we have never experienced a strike or work stoppage.

As Lamar’s business continues to grow, so does the Company’s strong commitment to recruiting a work force with diverse talents, as well as to developing and retaining the successful members of our sales and management teams. Our 1,000 local account executives and approximately 170 local management employees have been with the Company for an average of 13 years. We regularly provide on-site training and remote sales training videos to enhance the skills of our sales and management team members.

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

INFLATION

As a result of the inflationary environment in the U.S., we have experienced increases in our direct and general and administrative costs, including increases in labor costs, health insurance, utilities and equipment rentals. Increases in expenses were largely offset by increases in our advertising rates. We will continue to monitor the inflationary environment and these pressures and any resulting impacts on our financial position and results of operations.

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

The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2025, Lamar Advertising Company’s wholly owned subsidiary, Lamar Media, had approximately $3.42 billion of total debt outstanding, net of deferred financing costs, consisting of approximately $688.6 million in bank debt outstanding under Lamar Media’s senior credit facility, $2.48 billion in various series of senior notes, $249.6 million under the Accounts Receivable Securitization Program and $0.8 million in other seller notes. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility and Accounts Receivable Securitization Program allow Lamar Media to incur substantially more debt, including approximately $742.2 million available for borrowing under the revolving credit facility as of December 31, 2025.

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

At December 31, 2025, the terms of Lamar Media’s senior credit facility and of its Accounts Receivable Securitization Program also restrict the Company from exceeding a specified secured debt ratio.  Lamar Media is also subject to certain other financial covenants relating to the incurrence of additional debt. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of the specific financial ratio requirements under the senior credit facility.

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

The Company is currently in compliance with all financial covenants. However, if in the future there are economic declines the Company can give no assurance that these declines will not negatively impact the Company’s financial results and, in turn, its ability to meet these financial covenant requirements. If Lamar Media fails to comply with its financial covenants, Lamar Media could be in default under the senior credit facility and the Accounts Receivable Securitization Program (which could result in an event of default under the indentures governing its outstanding notes). In the event of such a default under the senior credit facility, the lenders under the senior credit facility could accelerate all of the debt outstanding, could elect to institute foreclosure proceedings against Lamar Media’s assets, and the Company could be forced into bankruptcy or liquidation. Any of these events could adversely affect Lamar Media’s business, financial condition and financial results. In the event of such a default under the Accounts Receivable Securitization Program, the lenders under the Accounts Receivable Securitization Program could accelerate all of the debt outstanding, could elect to institute foreclosure proceedings against the assets of the Special Purpose Subsidiaries (as defined herein), and the Special Purpose Subsidiaries could be forced into bankruptcy or liquidation. Any of these events could adversely affect the Company’s business, financial condition and financial results.

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

As of December 31, 2025, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Executive Chairman, and Sean Reilly, the Company’s President and Chief Executive Officer, and their affiliates owned in the aggregate approximately 15% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented approximately 63% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family and their affiliates the power to:

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

We are structured as an “UPREIT,” which stands for “umbrella partnership real estate investment trust.” While limited partners of Lamar Advertising Limited Partnership (“Lamar LP”) do not generally have any right to participate in or exercise management power over the business and affairs of Lamar LP, they do have the right to vote on certain amendments to the partnership agreement of Lamar LP, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders.

The partnership agreement of Lamar LP provides that, for so long as we own a controlling interest in Lamar LP, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners shall be resolved by the general partner in favor of our stockholders. Circumstances may arise in the future when the interests of limited partners in Lamar LP may conflict with the interests of our stockholders.

Risks Related to Our Business

The Company’s growth through acquisitions may be difficult, which could adversely affect our future financial performance. In addition, if we are unable to successfully integrate any completed acquisitions, our financial performance would also be adversely affected.

The Company has historically grown through acquisitions. During the year ended December 31, 2025, we completed acquisitions for a total cash purchase price of approximately $191.1 million. Additionally, Lamar LP issued 1,187,500 Common Units to the owners of Verde Outdoor as the consideration in connection with an acquisition, whereby the assets of Verde Outdoor were contributed to Lamar LP.

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

The Company tested goodwill for impairment on December 31, 2025. Based on the Company’s review at December 31, 2025, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or more of our reporting units are below the carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350 “Goodwill and Other Intangible Assets” and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.

The Company’s logo sign contracts are subject to state award and renewal.

In 2025, the Company generated approximately 4% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against other national logo sign providers as well as numerous smaller local logo sign providers. As a logo sign provider, the Company incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the Company as a logo sign provider for early termination. At the end of the contract term, the Company, as a logo sign provider, transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.

Of the Company’s 25 logo sign contracts in place at December 31, 2025, seven are subject to renewal or expiration in 2026. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.

The Company’s transit advertising contracts are subject to the Company’s ability to obtain and renew favorable contracts with municipalities and airport authorities.

In 2025, the Company generated approximately 7% of its revenues from transit advertisements, which requires the Company to obtain, support, and renew its transit contracts. Transit contracts are generally with the local municipalities and airport authorities and allow us the exclusive right to rent advertising space to customers in airports and on buses, benches or shelters. We currently rent transit advertising displays in airport terminals and on bus shelters, benches and buses in over 80 transit markets. The terms of the contracts vary, but generally range between three to ten years, many with renewable options for contract extension. However, the Company may be unable to renew its expiring transit contracts or may lose the bidding on new contracts.

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

We have continued to expand the deployment of digital billboards, which display static digital advertising copy from various advertisers that changes every 6 to 8 seconds. We have encountered some existing regulations that restrict or prohibit these types of digital displays but they have not yet materially impacted our digital deployment. However, new regulations could be enacted to impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

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

Complying with REIT requirements may cause Lamar Advertising or its subsidiaries (other than TRSs) to forego otherwise attractive opportunities.

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

The Internal Revenue Code classifies “publicly traded partnerships” as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. Lamar Advertising structured Lamar LP to be classified as a partnership for federal income tax purposes. However, no assurance can be given that the IRS will not challenge Lamar Advertising’s position or will not classify Lamar LP as a “publicly traded partnership” for federal income tax purposes. To minimize this risk, Lamar Advertising has placed certain restrictions on the transfer and/or redemption of partnership units in the Amended and Restated Limited Partnership Agreement of Lamar LP. If the IRS would assert successfully that Lamar LP should be treated as a “publicly traded partnership” and substantially all of Lamar LP ’s gross income did not consist of the specified types of passive income, the Internal Revenue Code would treat Lamar LP as an association taxable as a corporation. In such event, the character of our assets and items of gross income would change and would likely prevent us from satisfying the REIT asset and income tests. This, in turn, would likely prevent Lamar Advertising from qualifying as a REIT. In addition, the imposition of a corporate tax on Lamar LP would reduce the amount of distributions Lamar LP could make to Lamar Advertising and, in turn, reduce the amount of cash available to Lamar Advertising to pay dividends to our shareholders.

Lamar Advertising may potentially be unable to deduct the full amount of its interest expense.

Interest deductions for businesses with average annual gross receipts of over $25 million are capped at 30% of the business’ “adjusted taxable income” plus business interest income pursuant to the Code. As a REIT, Lamar Advertising would generally constitute a real property trade or business, and thus would retain the ability to fully deduct interest expenses if it makes such an election. However, an entity making such an election must use a longer depreciation cost recovery period for its property. The rules for business interest expense will apply to Lamar Advertising and at the level of each entity in which or through which Lamar Advertising invests that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, Lamar Advertising’s taxable income will be increased, as will its REIT distribution requirements and the amounts it needs to distribute to avoid incurring income and excise taxes.

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

We are subject to risks related to our use of Artificial Intelligence.

We expect to increasingly use artificial intelligence (“AI”) technologies, including third‑party AI tools, in our operations. The design, training, and deployment of AI models involve inherent risks and uncertainties that could adversely affect our business, financial condition, and results of operations. AI systems may produce inaccurate or unreliable outputs, which could lead to flawed business decisions. Our use of AI also presents heightened risks relating to data privacy, cybersecurity, intellectual property (including inadvertent use or incorporation of third‑party proprietary content), and the protection of confidential, personal, or otherwise sensitive information. In addition, many aspects of AI are subject to rapidly evolving and, in some cases, unclear or inconsistent laws, regulations, and industry standards. Failure to comply with, or adapt to, these legal and regulatory developments could result in increased compliance costs, investigations, fines, or litigation. We also rely to a significant extent on third‑party AI providers; issues with their systems, security, compliance, or contractual performance could expose us to similar risks. Any of these events could materially and adversely affect our reputation, competitive position, and operating results.

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

Our Senior Vice President of Technology and Innovation and Vice President of Network Infrastructure and Cyber Strategy oversee our cybersecurity program. They hold degrees in industrial engineering and computer science and information systems and decision science, respectively. The team responsible for administering our cybersecurity program has a combined 38 years of experience in cybersecurity, information security and information technology risk management, governance, risk, and compliance. Our board of directors and our audit committee are regularly updated on cyber security as part of their oversight of relevant cybersecurity risks. These reports address key cybersecurity topics, including the implementation and operation of preventative controls and the detection, mitigation and remediation of cybersecurity incidents.

ITEM 2. PROPERTIES

Our management headquarters is located in Baton Rouge, Louisiana. We also own 126 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 171 operating facilities at an aggregate lease expense for 2025 of approximately $10.6 million.

We own approximately 11,200 parcels of property beneath our outdoor advertising structures. As of December 31, 2025, we leased approximately 71,500 active outdoor sites, accounting for a total annual lease expense of approximately $348.1 million. This amount represented approximately 17% of billboard advertising net revenues for the year ended December 31, 2025. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the NASDAQ Global Select Market under the symbol “LAMR.” As of December 31, 2025, the Class A common stock was held by 80 stockholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.

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

Issuer Purchases of Equity Securities

Prior to May 15, 2025, the Company’s Board of Directors had authorized the repurchase of up to $250,000 of the Company's Class A common stock. On May 15, 2025, the Company's Board of Directors approved the increase of the amount authorized under the Stock Repurchase Program by $150,000, bringing the total amount authorized under the Program to $400,000. The Stock Repurchase Program is in effect through March 31, 2026. There were no repurchases under the program as of December 31, 2024. During the year ended December 31, 2025, the Company repurchased 1,388,091 shares of the Company's Class A common stock outstanding for a total purchase price of $150,000. The Company currently has $250,000 remaining under its current share repurchase authorization. There were no repurchases under the program during the three months ended December 31, 2025.

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

Discussion of our results of operations for the years ended December 31, 2024 and 2023 can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Acquisitions and capital expenditures

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under the senior credit facility and the Accounts Receivable Securitization Program or through the issuance of debt or equity securities. See “Liquidity and Capital Resources- Sources of Cash,” for more information.

During the year ended December 31, 2025, the Company completed multiple acquisitions for a total cash purchase price of approximately $191.1 million.  See “Uses of Cash-Acquisitions,” for more information. Additionally, Lamar Advertising Limited Partnership (“Lamar LP”), the subsidiary operating partnership of the Company and Lamar Media, acquired Verde Outdoor at a value of $147.6 million through the issuance of 1,187,500 Common Units of Lamar LP. The Common Units were issued to the owners of Verde Outdoor as the consideration in connection with the acquisition, whereby the assets of Verde Outdoor were contributed to Lamar LP. The Verde Outdoor assets include more than 1,500 billboard faces across ten states.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past two years:

(In thousands)	2025	2024
Billboard — Traditional	$34,967	$28,490
Billboard — Digital	90,937	60,697
Logos	18,887	11,371
Transit	2,136	2,626
Land and buildings	12,392	7,324
PP&E	21,481	14,776
Total capital expenditures	$180,800	$125,284

We expect our 2026 capital expenditures to be approximately $186 million.

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

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net revenues	100.0%	100.0%
Operating expenses:
Direct advertising expenses	33.0%	33.0%
General and administrative expenses	16.3%	16.4%
Corporate expenses	5.6%	5.9%
Depreciation and amortization	14.4%	21.0%
Operating income	34.2%	24.1%
Loss on extinguishment of debt	0.1%	—%
Interest expense	7.1%	7.8%
Income tax expense	0.9%	0.2%
Net income	26.2%	16.4%

Year ended December 31, 2025 compared to Year ended December 31, 2024

Net revenues increased $59.1 million or 2.7% to $2.27 billion for the year ended December 31, 2025 from $2.21 billion for the same period in 2024. This increase was attributable to an increase in billboard net revenues of $57.7 million and an increase in logo net revenues of $5.2 million over the prior year, offset by a decrease in transit net revenues of $3.7 million.

Net revenues for the year ended December 31, 2025, as compared to acquisition-adjusted net revenues for the comparable period in 2024, increased $45.6 million, or 2.1%. This increase was attributable to an increase of $47.8 million in billboard net revenues and an increase of $3.9 million in logo net revenues, offset by a decrease of $2.7 million in transit net revenues. See “Reconciliations” below.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $23.6 million, or 1.9% to $1.24 billion for the year ended December 31, 2025 from $1.22 billion in the same period in 2024. The $23.6 million increase over the prior year is primarily comprised of an increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation expense) of $34.2 million primarily related to the operations of our outdoor advertising assets, offset by a decrease in stock-based compensation expense of $10.6 million.

Depreciation and amortization expense decreased $136.6 million to $326.3 million for the year ended December 31, 2025 as compared to $463.0 million for the same period in 2024. The decrease is primarily due to the revision in the cost estimate included in the calculation of asset retirement obligations during 2024.

For the year ended December 31, 2025, the Company recognized a gain on disposition of assets and investments of $75.9 million as compared to a gain on disposition of assets and investments of $6.1 million for the same period in 2024. The gain on disposition of assets and investments for the year ended December 31, 2025 primarily resulted from the sale of the Company’s equity interest in Vistar Media, Inc., as well as transactions related to the sale of billboard locations and displays.

Due to the above factors, operating income increased $242.0 million to $774.1 million for the year ended December 31, 2025 compared to $532.0 million for the same period in 2024.

Interest expense decreased $11.3 million for the year ended December 31, 2025 to $160.4 million as compared to $171.7 million for the year ended December 31, 2024. The decrease in interest expense is related to a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

Equity in earnings of investee was $0.2 million and $5.1 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $4.9 million was primarily due to the sale of the Company’s equity interest in Vistar Media, Inc. in February 2025.

The increase in operating income as well as the decrease in interest expense, partially offset by the decrease in equity in earnings of investee, over the comparable period in 2024, resulted in a $246.9 million increase in net income before income taxes.

The Company recorded income tax expense of $21.3 million for the year ended December 31, 2025 as compared to income tax expense of $4.5 million for the same period in 2024. The $21.3 million equates to an effective tax rate for the year ended December 31, 2025 of approximately 3.5%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the year ended December 31, 2025 of $593.1 million, as compared to net income of $362.9 million for the same period in 2024.

Reconciliations:

Because acquisitions occurring after December 31, 2023 have contributed to our net revenues results for the periods presented, we provide 2024 acquisition-adjusted net revenues, which adjusts our 2024 net revenues for the year ended December 31, 2024 by adding to or subtracting from it the net revenues generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2025.

Reconciliations of 2024 reported net revenues to 2024 acquisition-adjusted net revenues for the year ended December 31, 2024 as well as a comparison of 2024 acquisition-adjusted net revenues to 2025 reported net revenues for the year ended December 31, 2025, are provided below:

Reconciliation and Comparison of Reported Net Revenues to Acquisition-Adjusted Net Revenues

	Year ended December 31,
(In thousands)	2025	2024
Reported net revenues	$2,266,214	$2,207,103
Acquisition net revenues	—	13,559
Adjusted totals	$2,266,214	$2,220,662

Key Performance Indicators

Net Income/Adjusted EBITDA

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Net income	$593,068	$362,939	$230,129	63.4%
Income tax expense	21,327	4,531	16,796
Loss on extinguishment of debt	2,012	270	1,742
Interest expense, net	157,858	169,394	(11,536)
Equity in earnings of investee	(206)	(5,094)	4,888
Gain on disposition of assets	(75,941)	(6,057)	(69,884)
Depreciation and amortization	326,332	462,967	(136,635)
Capitalized contract fulfillment costs, net	(166)	(317)	151
Stock-based compensation expense	33,959	44,525	(10,566)
Adjusted EBITDA	$1,058,243	$1,033,158	$25,085	2.4%

Adjusted EBITDA for the year ended December 31, 2025 increased 2.4% to $1.06 billion. The increase in adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $40.0 million, partially offset by an increase in general and administrative and corporate expenses of $15.2 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Billboard adjusted EBITDA	$1,116,702	$1,085,547	$31,155
Other adjusted EBITDA(1)	48,463	50,137	(1,674)
Corporate expenses(2)	(106,922)	(102,526)	(4,396)
Adjusted EBITDA	$1,058,243	$1,033,158	$25,085	2.4%

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

Adjusted EBITDA for the year ended December 31, 2025 increased 2.4% to $1.06 billion. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $31.2 million, offset by a decrease in other adjusted EBITDA of $1.7 million and an increase in corporate expenses of $4.4 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Net income	$593,068	$362,939	$230,129	63.4%
Depreciation and amortization related to real estate	302,800	446,844	(144,044)
Gain from sale or disposal of real estate, net of tax	(62,413)	(5,784)	(56,629)
Adjustments for unconsolidated affiliates and non-controlling interest	(6,122)	(5,581)	(541)
FFO	$827,333	$798,418	$28,915	3.6%
Straight-line expense	4,777	4,079	698
Capitalized contract fulfillment costs, net	(166)	(317)	151
Stock-based compensation expense	33,959	44,525	(10,566)
Non-cash portion of tax provision	168	(4,036)	4,204
Non-real estate related depreciation and amortization	23,531	16,123	7,408
Amortization of deferred financing costs	6,282	6,332	(50)
Loss on extinguishment of debt	2,012	270	1,742
Capital expenditures – maintenance	(57,340)	(51,986)	(5,354)
Adjustments for unconsolidated affiliates and non-controlling interest	6,122	5,581	541
AFFO	$846,678	$818,989	$27,689	3.4%

FFO for the year ended December 31, 2025 was $827.3 million as compared to FFO of $798.4 million for the same period in 2024. AFFO for the year ended December 31, 2025 increased 3.4% to $846.7 million as compared to $819.0 million for the same period in 2024. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $40.3 million, partially offset by an increase in total general and administrative and corporate expenses (excluding the effect of stock-based compensation expense) of $15.2 million.

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

Sources of Cash

Total Liquidity. As of December 31, 2025 we had $807.0 million of total liquidity, which is comprised of $64.8 million in cash and cash equivalents and $742.2 million of availability under the revolving portion of the senior credit facility. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

As of December 31, 2025 and 2024, the Company had a working capital deficit of $334.3 million and $353.2 million, respectively. The working capital deficit for the year ended December 31, 2025 is primarily related to the $249.6 million outstanding under the Accounts Receivable Securitization Program as well as $232.5 million in current operating lease liabilities which has a corresponding right of use asset recorded in long term assets.

Cash Generated by Operations. For the years ended December 31, 2025 and 2024 our cash provided by operating activities was $864.0 million and $873.6 million, respectively. We expect to generate cash flows from operations during 2026 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. We expect to have sufficient liquidity available under our revolving credit facility to meet our operating needs for the next twelve months.

Accounts Receivable Securitization Program. On June 24, 2022, Lamar Media and the Special Purpose Subsidiaries entered into the Sixth Amendment (the "Sixth Amendment") to the Receivables Financing Agreement. The Sixth Amendment increased the Accounts Receivable Securitization Program from $175.0 million to $250.0 million. Additionally, the Sixth Amendment provides for the replacement of LIBOR-based interest rate mechanics with Term Secured Overnight Financing Rate ("Term SOFR") based interest rate mechanics for the Accounts Receivable Securitization Program.

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

As of December 31, 2025, there was $250.0 million of outstanding aggregate borrowings under the Accounts Receivable Securitization Program at a borrowing rate of approximately 4.7%. Lamar Media had noadditional availability under the Accounts Receivable Securitization Program as of December 31, 2025.

“At-the-Market” Offering Program. On July 24, 2024, the Company entered into an equity distribution agreement, or At-the-Market Offering agreement (the "2024 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms (the "2021 Sales Agreement"). Under the terms of the 2024 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be conducted in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2024 Sales Agreement and may at any time suspend solicitations and offers under the 2024 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2024 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under the 2024 Sales Agreement during the years ended December 31, 2025 and 2024. The Company did not issue any shares under the 2021 Sales Agreement from inception through expiration.

Shelf Registration Statement. On July 24, 2024, the Company filed a new automatically effective shelf registration statement that allows the Company to offer and sell an indeterminate amount of additional shares of its Class A common stock, which replaced a previous shelf registration statement. During the years ended December 31, 2025 and 2024, the Company did not issue any shares under the shelf registration statement.

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

On July 2, 2021, Lamar Media entered into Amendment No. 1 (the "Amendment No. 1"), to the Fourth Amended and Restated Credit Agreement. The Amendment No. 1 amends the definition of "Subsidiary" to exclude each of Lamar Partnering Sponsor LLC and Lamar Partnering Corporation and any of their subsidiaries (collectively, the "Lamar Partnering Entities") such that, after giving effect to the Amendment, none of the Lamar Partnering Entities are subject to the Fourth Amended and Restated Credit Agreement covenants and reporting requirements, but any investment by Lamar Media in any of the Lamar Partnering Entities would be subject to the Fourth Amended and Restated Credit Agreement covenants. The Amendment No. 1 also amends the definition of "EBITDA" to replace the existing calculation with a net income-based calculation, which excludes the income of non-Subsidiary entities such as the Lamar Partnering Entities, except to the extent that income of such entities is received by Lamar Media in the form of dividends or distributions.

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

On April 26, 2023, Lamar Media entered into Amendment No. 3 ("Amendment No. 3") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank N.A. as administrative agent and the lenders party thereto. Amendment No. 3 replaced the London Interbank Offered Rate as administered by the ICE Benchmark Administration with Term SOFR as the successor rate, as set in the Fourth Amended and Restated Credit Agreement. All other material terms and conditions of the Fourth Amended and Restated Credit Agreement remain unchanged by Amendment No. 3.

On July 31, 2023, Lamar Media entered into Amendment No. 4 (the "Amendment No. 4") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. Amendment No. 4 extends the maturity date of Lamar Media's $750.0 million revolving credit facility such that the revolving credit facility matures July 31, 2028; provided, that, if on the date (a "Springing Maturity Test Date") that is 91 days prior to the February 15, 2028 maturity date of Lamar Media's 3 3/4% Notes, the Company and its restricted subsidiaries do not have sufficient liquidity (defined as unrestricted cash and cash equivalents of the Company and its restricted subsidiaries plus unused commitments under the revolving credit facility) to repay in full the aggregate outstanding amount (including all accrued and unpaid interest, premiums and make-whole amounts (if any)) of the 3 3/4% Notes (as applicable), the revolving credit facility will mature on such Springing Maturity Test Date. On the maturity date of the revolving credit facility, the entire principal amount of revolving loans outstanding under the revolving credit facility, together with all accrued and unpaid interest on such revolving loans, will be due and payable.

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

On September 23, 2025, Lamar Media entered into Amendment No. 5 (the “Amendment No. 5”, and together with the Amendment, the Amendment No. 2, the Amendment No. 3 and the Amendment No. 4, the “Amendments”) to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. Amendment No. 5 established the Term B loans as a new class of incremental term loans. Lamar Media borrowed all $700.0 million in Term B loans on September 23, 2025. Proceeds from the Term B loans were used to repay $600.0 million in Term B loans previously outstanding, with the remainder used to repay a portion of the outstanding balance on the revolving credit facility. The Term B loans will mature on September 23, 2032 (or if such day is not a Business Day, the next Business Day) and the entire principal amount of the Term B loans then outstanding, together with all accrued and unpaid interest on the Term B loans, will be due and payable on such date. The Term B loans bear interest at rates based on the Adjusted Term SOFR Rate (“Term Benchmark Term B Loans”) or the Adjusted Base Rate (“Base Rate Term B Loans”) at Lamar Media’s option. For purposes of the Term B Loans, the “Adjusted Term SOFR Rate” is a rate per annum equal to the Term SOFR Rate for the applicable interest period, plus 0.00%. Term Benchmark Term B Loans bear interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50% and Base Rate Term B Loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50%. The covenants, events of default and other terms of the senior credit facility (all of which are unchanged by Amendment No. 5) apply to the Term B loans.

As of December 31, 2025, the aggregate balance outstanding under the senior credit facility was $700.0 million, consisting of $700.0 million in Term B loans aggregate principal balance and nooutstanding borrowings under our revolving credit facility. Lamar Media had approximately $742.2 million of unused capacity under the revolving credit facility.

Note Offering. On September 25, 2025, Lamar Media completed an institutional private placement of $400.0 million aggregate principal amount of 5 3/8% Senior Notes due 2033 (the “5 3/8% Notes”). The institutional private placement on September 25, 2025 resulted in net proceeds to Lamar Media of approximately $393.5 million. Lamar Media used the proceeds from this offering, together with borrowings on the Term B loans, to pay off the balance outstanding on the revolving credit facility as well as pay down a portion of the balance on the Accounts Receivable Securitization Program.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers. We expect to generate cash flows from operations during 2026 in excess of our cash needs for operations, capital expenditures and dividends, as described herein, and we believe we have sufficient liquidity with cash on hand and availability under our revolving credit facility to meet our operating cash needs for the next twelve months.

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

Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. As of December 31, 2025 we were, and currently we are, in compliance with all such tests under the senior credit facility.

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

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $180.8 million for the year ended December 31, 2025. Our capital expenditures are categorized as growth or maintenance as described below.

•Growth capital expenditures include discretionary capital expenditures incurred primarily for the expansion or development of new advertising markets and construction of new advertising sites. Growth capital expenditures also include certain technology-related investments necessary to support and scale for future customer demand of our outdoor advertising services, and other capital projects. Growth capital expenditures were $111.8 million for the year ended December 31, 2025.

•Maintenance capital expenditures include recurring capital expenditures not otherwise categorized as growth or other non-recurring capital expenditures, including costs incurred to enhance existing advertising sites, general asset improvements, and ordinary corporate capital expenditures. Maintenance capital expenditures were $57.3 million for the year ended December 31, 2025.

•Other non-recurring capital expenditures include capital expenditures to develop new non-revenue generating assets, such as office space in our local markets and the costs to re-develop advertising sites impacted by hurricanes. Other non-recurring capital expenditures were $11.6 million for the year ended December 31, 2025.

•We anticipate our 2026 total capital expenditures will be approximately $186 million.

Acquisitions. During the year ended December 31, 2025, the Company completed over 50 acquisitions for a total cash purchase price of approximately $191.1 million. The acquisitions occurring during the year ended December 31, 2025 were financed using available cash on hand, borrowings under the revolving credit facility and borrowings under the Accounts Receivable Securitization Program.

Dividends. During the year ended December 31, 2025, the Company declared and paid distributions of $655.9 million, or $6.45 per share of common stock. During the year ended December 31, 2024, the Company declared and paid distributions of $578.8 million, or $5.65 per share of common stock. Subject to the approval of the Company’s Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2026 will be at least $6.40 per common share.

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

Stock and Debt Repurchasing Program. Prior to May 15, 2025, the Company’s Board of Directors had authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. The repurchase programs are currently authorized through March 31, 2026. On May 15, 2025, the Company's Board of Directors approved the increase of the amount authorized under the Stock Repurchase Program by $150.0 million, bringing the total amount authorized under the Program to $400.0 million. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized. During the year ended December 31, 2025, the Company repurchased 1,388,091 shares of the Company's Class A common stock outstanding for a total purchase price of $150.0 million.

Material Cash Requirements

Our expected material cash requirements for the twelve months ended December 31, 2026 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.

Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of December 31, 2025:

(In millions)	2026	Thereafter
Debt maturities(1)	$0.4	$3,418.5
Interest obligations on long-term debt(2)	151.9	465.4
Contractual obligations, including operating and financing leases	315.0	1,928.8
Total payments due	$467.3	$5,812.7

(1)Debt maturities assume there is no refinancing prior to the existing maturity date.
(2)Interest rates on our variable rate instruments assume rates at the December 31, 2025 levels. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for further discussion on interest rate risk.

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

Cash Flows

The Company’s cash flows provided by operating activities decreased $9.6 million from $873.6 million in 2024 to $864.0 million for the year ended December 31, 2025, primarily resulting from a decrease in the change in operating assets and liabilities in 2025 as compared to 2024.

Cash flows used in investing activities increased $79.7 million from $164.9 million in 2024 to $244.6 million in 2025 primarily due to a net increase in the amount of assets acquired through acquisitions and capital expenditures of $79.7 million, as compared to the same period in 2024.

The Company’s cash flows used in financing activities were $604.3 million for the year ended December 31, 2025 as compared to $703.4 million in 2024. This decrease in cash used in financing activities of $99.1 million for the year ended December 31, 2025 is primarily due to the proceeds received in the issuance of the 5 3/8% Senior Notes and net borrowings on the Term B loan, offset by an increase in cash paid for dividends and distributions, cash used for stock repurchases, and payments on the revolving credit facility.

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

Asset Retirement Obligations. The Company had an asset retirement obligation of $624.9 million as of December 31, 2025. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to restore the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.

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

Acquisitions. The Company accounts for transactions that meet the definition of a business combination and asset group purchases as acquisitions. For transactions that meet the definition of a business combination, the Company allocates the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. For transactions that meet the definition of a business, the determination of the final purchase price and the acquisition-date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period and result in adjustments to the preliminary estimate recognized in the prior period financial statements. For transactions that meet the definition of asset group purchases, the Company allocates the purchase price to the assets acquired and the liabilities assumed at their estimated relative fair values as of the date of the acquisition.  If a transaction is determined to be a group of assets, any direct acquisition costs are capitalized. Transaction costs for transactions determined to be a business combination are expensed as incurred.

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

Lease Liabilities and Right of Use Assets. On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Codified as ASC 842),” which resulted in recording operating lease liabilities and right of use assets on our consolidated balance sheet. Our operating lease liabilities (including short-term liabilities) and right of use asset balances were $1.49 billion and $1.50 billion as of December 31, 2025, respectively. The balances are recorded based on the present value of the remaining minimum rental payments under the leasing standard for our existing operating leases. The key estimates for our leases include (1) the discount rate used to discount the unpaid lease payments to present value and (2) lease term. Our leases generally do not include a readily determinable implicit rate, therefore, using a portfolio approach, we determine our collateralized incremental borrowing rate to discount the lease payments based on the information available at lease commencement. Our lease terms include the noncancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. The Company has determined we are not reasonably certain to exercise renewals or termination options, and as a result we use the lease’s initial stated term as the lease term for our lease population.

ACCOUNTING STANDARDS AND REGULATORY UPDATE

See Note 22, "New Accounting Pronouncements" to our consolidated financial statements included in Part II, Item 8 of this report for a discussion of our Accounting Standards and Regulatory Update.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Income as a percentage of net revenues for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net revenues	100.0%	100.0%
Operating expenses:
Direct advertising expenses	33.0%	33.0%
General and administrative expenses	16.3%	16.4%
Corporate expenses	5.5%	5.8%
Depreciation and amortization	14.4%	21.0%
Operating income	34.2%	24.1%
Loss on extinguishment of debt	0.1%	—%
Interest expense	7.1%	7.8%
Income tax expense	0.9%	0.2%
Net income	26.2%	16.5%

Year ended December 31, 2025 compared to Year ended December 31, 2024

Net revenues increased $59.1 million or 2.7% to $2.27 billion for the year ended December 31, 2025 from $2.21 billion for the same period in 2024. This increase was attributable to an increase in billboard net revenues of $57.7 million and an increase in logo net revenues of $5.2 million over the prior year, offset by a decrease in transit net revenues of $3.7 million.

Net revenues for the year ended December 31, 2025, as compared to acquisition-adjusted net revenues for the comparable period in 2024, increased $45.6 million, or 2.1%. The $45.6 million increase in net revenues is due to a $47.8 million increase in billboard net revenues and an increase of $3.9 million in logo net revenues, offset by a $2.7 million decrease in transit net revenues. See “Reconciliations” below.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $23.6 million, or 1.9% to $1.24 billion for the year ended December 31, 2025 from $1.22 billion in the same period in 2024. The $23.6 million increase over the prior year is primarily comprised of an increase in total direct, general and administrative and corporate expenses (excluding non-cash compensation expense) of $34.2 million primarily related to the operations of our outdoor advertising assets, offset by a decrease in non-cash compensation expense of $10.6 million.

Depreciation and amortization expense decreased $136.6 million to $326.3 million for the year ended December 31, 2025 as compared to $463.0 million for the same period in 2024. The decrease is primarily due to the revision in the cost estimate included in the calculation of asset retirement obligations during 2024.

For the year ended December 31, 2025, Lamar Media recognized a gain on disposition of assets of $75.9 million as compared to a gain on disposition of assets of $6.1 million for the same period in 2024. The gain on disposition of assets for the year ended December 31, 2025 primarily resulted from the sale of its equity interest in Vistar Media, Inc., as well as transactions related to the sale billboard locations and displays.

Due to the above factors, operating income increased $242.0 million to $774.6 million for the year ended December 31, 2025 compared to $532.6 million for the same period in 2024.

Interest expense decreased $11.3 million for the year ended December 31, 2025 to $160.4 million as compared to $171.7 million for the year ended December 31, 2024.  The decrease in interest expense is related to the repayment of the Term A loans outstanding under the senior credit facility during the year ended December 31, 2024 as well as a decrease in the interest rate on the senior credit facility and Accounts Receivable Securitization Program.

Equity in earnings of investee was $0.2 million and $5.1 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $4.9 million was primarily due to the sale of its equity interest in Vistar Media, Inc. in February 2025.

The increase in operating income as well as the decrease in interest expense, partially offset by the decrease in equity in earnings of investee, over the comparable period in 2024, resulted in a $246.9 million increase in net income before income taxes.

Lamar Media recorded income tax expense of $21.3 million for the year ended December 31, 2025 as compared to income tax expense of $4.5 million for the same period in 2024. The $21.3 million equates to an effective tax rate for the year ended December 31, 2025 of approximately 3.5%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2025 of $593.6 million, as compared to net income of $363.5 million for the same period in 2024.

Reconciliations:

Because acquisitions occurring after December 31, 2023 have contributed to our net revenues results for the periods presented, we provide 2024 acquisition-adjusted net revenues, which adjusts our 2024 net revenues for the year ended December 31, 2024 by adding to or subtracting from it the net revenues generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the year ended December 31, 2025.

Reconciliations of 2024 reported net revenues to 2024 acquisition-adjusted net revenues for the year ended December 31, 2024 as well as a comparison of 2024 acquisition-adjusted net revenues to 2025 reported net revenues for the year ended December 31, 2025, are provided below:

Reconciliation and Comparison of Reported Net Revenues to Acquisition-Adjusted Net Revenues

	Year ended December 31,
(In thousands)	2025	2024
Reported net revenues	$2,266,214	$2,207,103
Acquisition net revenues	—	13,559
Adjusted totals	$2,266,214	$2,220,662

Key Performance Indicators

Net Income/Adjusted EBITDA

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Net income	$593,605	$363,507	$230,098	63.3%
Income tax expense	21,327	4,531	16,796
Loss on extinguishment of debt	2,012	270	1,742
Interest expense, net	157,858	169,394	(11,536)
Equity in earnings of investee	(206)	(5,094)	4,888
Gain on disposition of assets	(75,941)	(6,057)	(69,884)
Depreciation and amortization	326,332	462,967	(136,635)
Capitalized contract fulfillment costs, net	(166)	(317)	151
Non-cash compensation expense	33,959	44,525	(10,566)
Adjusted EBITDA	$1,058,780	$1,033,726	$25,054	2.4%

Adjusted EBITDA for the year ended December 31, 2025 increased 2.4% to $1.06 billion. The increase in adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $40.0 million, and was partially offset by an increase in general and administrative and corporate expenses of $15.2 million, excluding the impact of non-cash compensation expense.

Segmented Adjusted EBITDA

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Billboard adjusted EBITDA	$1,116,702	$1,085,547	$31,155
Other adjusted EBITDA(1)	48,463	50,137	(1,674)
Corporate expenses(2)	(106,385)	(101,958)	(4,427)
Adjusted EBITDA	$1,058,780	$1,033,726	$25,054	2.4%

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

Adjusted EBITDA for the year ended December 31, 2025 increased 2.4% to $1.06 billion. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $31.2 million, offset by a decrease in other adjusted EBITDA of $1.7 million and an increase in corporate expenses of $4.4 million, excluding the impact of non-cash compensation expense.

Net Income/FFO/AFFO

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2025	2024
Net income	$593,605	$363,507	$230,098	63.3%
Depreciation and amortization related to real estate	302,800	446,844	(144,044)
Gain from sale or disposal of real estate, net of tax	(62,413)	(5,784)	(56,629)
Adjustments for unconsolidated affiliates and non-controlling interest	(6,122)	(5,581)	(541)
FFO	$827,870	$798,986	$28,884	3.6%
Straight-line expense	4,777	4,079	698
Capitalized contract fulfillment costs, net	(166)	(317)	151
Non-cash compensation expense	33,959	44,525	(10,566)
Non-cash portion of tax provision	168	(4,036)	4,204
Non-real estate related depreciation and amortization	23,531	16,123	7,408
Amortization of deferred financing costs	6,282	6,332	(50)
Loss on extinguishment of debt	2,012	270	1,742
Capital expenditures – maintenance	(57,340)	(51,986)	(5,354)
Adjustments for unconsolidated affiliates and non-controlling interest	6,122	5,581	541
AFFO	$847,215	$819,557	$27,658	3.4%

FFO for the year ended December 31, 2025 was $827.9 million as compared to FFO of $799.0 million for the same period in 2024. AFFO for the year ended December 31, 2025 increased 3.4% to $847.2 million as compared to $819.6 million for the same period in 2024. The increase in AFFO was primarily attributable to the increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $40.0 million, partially offset by an increase in total general and administrative and corporate expenses (excluding the effect of non-cash compensation expense) of $15.2 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2025, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements.

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

At December 31, 2025 there was approximately $948.3 million of indebtedness outstanding under the senior credit facility and Accounts Receivable Securitization Program, or approximately 27.5% of the Company’s outstanding long-term debt (including current maturities) on that date, bearing interest at variable rates. The aggregate interest expense for 2025 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $63.0 million, and the weighted average interest rate applicable to these borrowings during 2025 was 5.6%. Assuming that the weighted average interest rate was 200 basis points higher (that is 7.6% rather than 5.6%), then the Company’s 2025 interest expense would have increased by approximately $21.8 million for the year ended December 31, 2025.

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

ITEM 8. FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting	48
Report of Independent Registered Public Accounting Firm — Opinion on Internal Control Over Financial Reporting (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	49
Report of Independent Registered Public Accounting Firm — Opinion on the Consolidated Financial Statements (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	50
Consolidated Balance Sheets as of December 31, 2025 and 2024	52
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023	53
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023	54
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	55
Notes to Consolidated Financial Statements	56
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023	87
Schedule III — Schedule of Real Estate and Accumulated Depreciation as of December 31, 2025, 2024 and 2023	88

Management’s Report on Internal Control Over Financial Reporting

The management of Lamar Advertising Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2025, Lamar Advertising’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lamar Advertising Company:

Opinion on Internal Control Over Financial Reporting

We have audited Lamar Advertising Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements), and our report dated February 20, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lamar Advertising Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

We identified the assessment of the lease term for the portfolio of billboard land leases, which affects the discount rate for the lease as well as the measurement of the lease liability and right of use asset, as a critical audit matter. In the Company's billboard land leases, the Company typically has both unilateral renewal and termination options. Determining the lease term involved a high degree of subjectivity as to whether the lease term should or should not include renewal periods (including periods after an optional termination date), the evaluation of which required subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's billboard land lease process, including controls related to the qualifications and experience of individuals negotiating the stated initial lease term, reconciliation of inputs into the system, approval of billboard land lease contracts, and annual evaluation of the renewals and terminations exercised by the Company during the year. We evaluated the competence, capabilities, and objectivity of the Company's real estate team that negotiates the lease terms and conditions, and whether the team considers economic factors that are consistent with those enumerated in ASC 842 when negotiating the stated initial lease term and associated renewal and termination options. We inspected the Company's assessment and conclusion about using the portfolio approach for its billboard land leases. We tested a sample of the Company's billboard land lease population and obtained underlying documentation to evaluate whether the leases entered into are similar in terms of the lease agreement creation process, purpose for the lease (i.e. to host a Company billboard), and lease term considerations. We assessed the impact of billboard land leases with early terminations and renewals beyond the stated initial term to evaluate the Company's assertion that use of the stated initial lease term as the lease term for its billboard land leases on a portfolio basis was appropriate.

/s/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 1999.

Baton Rouge, Louisiana

February 20, 2026

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2025 and 2024
(In thousands, except share and per share data)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$64,812	$49,461
Receivables, net of allowance for doubtful accounts of $11,856 and $12,404 as of 2025 and 2024, respectively	341,222	334,798
Other current assets	53,689	41,009
Total current assets	459,723	425,268
Property, plant and equipment (note 5)	4,766,872	4,574,894
Less accumulated depreciation and amortization	(3,087,972)	(2,974,085)
Net property, plant and equipment	1,678,900	1,600,809
Operating lease right of use assets	1,504,170	1,355,231
Financing lease right of use assets	5,478	8,331
Goodwill (note 6)	2,111,257	2,035,082
Intangible assets, net (note 6)	1,113,829	1,062,601
Other assets	58,597	99,227
Total assets	$6,931,954	$6,586,549
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$16,469	$21,586
Current maturities of long-term debt, net of deferred financing costs of $396 and $611 in 2025 and 2024, respectively (note 9)	250,044	249,806
Current operating lease liabilities (note 7)	232,457	218,108
Current financing lease liabilities (note 7)	1,331	1,331
Accrued expenses (note 8)	138,675	133,943
Deferred income	155,067	153,700
Total current liabilities	794,043	778,474
Long-term debt, net of deferred financing costs of $29,517 and $22,826 in 2025 and 2024, respectively (note 9)	3,168,863	2,961,058
Operating lease liabilities (note 7)	1,254,080	1,114,407
Financing lease liabilities (note 7)	11,952	13,283
Deferred income tax liabilities (note 12)	749	8,006
Asset retirement obligation (note 10)	624,925	614,713
Other liabilities	52,563	48,588
Total liabilities	5,907,175	5,538,529
Stockholders’ equity (note 14):
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2025 and 2024	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized, 89,249,234 and 88,867,481 shares issued and 86,910,542 and 87,976,923 outstanding at 2025 and 2024, respectively	89	89
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2025 and 2024	14	14
Additional paid-in-capital	2,350,546	2,159,292
Accumulated comprehensive loss	(2,803)	(2,954)
Accumulated deficit	(1,105,651)	(1,036,582)
Cost of shares held in treasury, 2,338,692 and 890,558 shares at 2025 and 2024, respectively	(230,609)	(72,688)
Non-controlling interest	13,193	849
Stockholders’ equity	1,024,779	1,048,020
Total liabilities and stockholders’ equity	$6,931,954	$6,586,549

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2025, 2024 and 2023
(In thousands, except share and per share data)

	2025	2024	2023
Statements of Income
Net revenues (note 2)	$2,266,214	$2,207,103	$2,110,987
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	746,858	727,875	696,799
General and administrative expenses (exclusive of depreciation and amortization)	368,747	361,133	344,780
Corporate expenses (exclusive of depreciation and amortization)	126,159	129,145	106,025
Depreciation and amortization (note 11)	326,332	462,967	293,423
Gain on disposition of assets and investments	(75,941)	(6,057)	(5,474)
	1,492,155	1,675,063	1,435,553
Operating income	774,059	532,040	675,434
Other expense (income):
Loss on extinguishment of debt	2,012	270	115
Interest income	(2,584)	(2,315)	(2,115)
Interest expense	160,442	171,709	174,512
Equity in earnings of investee	(206)	(5,094)	(3,696)
	159,664	164,570	168,816
Income before income tax expense	614,395	367,470	506,618
Income tax expense (note 12)	21,327	4,531	9,782
Net income	593,068	362,939	496,836
Net income attributable to non-controlling interest	5,916	1,072	1,073
Net income attributable to controlling interest	587,152	361,867	495,763
Preferred stock dividends	365	365	365
Net income applicable to common stock	$586,787	$361,502	$495,398
Earnings per share:
Basic earnings per share	$5.78	$3.54	$4.86
Diluted earnings per share	$5.77	$3.52	$4.85
Cash dividends declared per share of common stock	$6.45	$5.65	$5.00
Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding basic	101,554,181	102,258,760	101,920,268
Weighted average common shares outstanding diluted	101,634,142	102,561,151	102,106,647
Statements of Comprehensive Income
Net income	$593,068	$362,939	$496,836
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	108	(2,526)	231
Comprehensive income	593,176	360,413	497,067
Net income attributable to non-controlling interest	5,916	1,072	1,073
Comprehensive income attributable to controlling interest	$587,260	$359,341	$495,994

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2025, 2024 and 2023
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total
Balance, December 31, 2022	$—	$88	$14	$(61,358)	$2,061,671	$(659)	$(804,382)	$—	$1,195,374
Stock-based compensation	—	—	—	—	10,323	—	—	—	10,323
Issuance of 168,176 shares of common stock through stock awards	—	—	—	—	16,615	—	—	—	16,615
Exercise of 60,385 shares of stock options	—	—	—	—	4,300	—	—	—	4,300
Issuance of 147,006 shares of common stock through employee purchase plan	—	—	—	—	11,389	—	—	—	11,389
Purchase of 57,239 shares of treasury stock	—	—	—	(5,989)	—	—	—	—	(5,989)
Foreign currency translation	—	—	—	—	—	231	—	—	231
Net income	—	—	—	—	—	—	495,763	1,073	496,836
Reallocation of capital	—	—	—	—	(1,016)	—	—	397	(619)
Dividends/distributions to common shareholders ($5.00 per common share)	—	—	—	—	—	—	(510,251)	(1,056)	(511,307)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	—	(365)
Balance, December 31, 2023	$—	$88	$14	$(67,347)	$2,103,282	$(428)	$(819,235)	$414	$1,216,788
Stock-based compensation	—	—	—	—	19,059	—	—	—	19,059
Issuance of 143,002 shares of common stock through stock awards	—	—	—	—	16,990	—	—	—	16,990
Exercise of 112,575 shares of stock options	—	1	—	—	9,089	—	—	—	9,090
Issuance of 125,409 shares of common stock through employee purchase plan	—	—	—	—	11,890	—	—	—	11,890
Purchase of 49,623 shares of treasury stock	—	—	—	(5,341)	—	—	—	—	(5,341)
Foreign currency translation	—	—	—	—	—	(2,526)	—	—	(2,526)
Net income	—	—	—	—	—	—	361,867	1,072	362,939
Reallocation of capital	—	—	—	—	(1,018)	—	—	1,018	—
Dividends/distributions to common shareholders ($5.65 per common share)	—	—	—	—	—	—	(578,849)	(1,655)	(580,504)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	—	(365)
Balance, December 31, 2024	$—	$89	$14	$(72,688)	$2,159,292	$(2,954)	$(1,036,582)	$849	$1,048,020
Stock-based compensation	—	—	—	—	15,772	—	—	—	15,772
Issuance of 174,913 shares of common stock through stock awards	—	—	—	—	22,903	—	—	—	22,903
Exercise of 58,775 shares of stock options	—	—	—	—	4,896	—	—	—	4,896
Issuance of 126,065 shares of common stock through employee purchase plan	—	—	—	—	12,790	—	—	—	12,790
Issuance of 22,000 shares of common stock through redemption of common units of Lamar Advertising Limited Partnership	—	—	—	—	199	—	—	(199)	—
Purchase of 1,448,134 shares of treasury stock	—	—	—	(157,921)	—	—	—	—	(157,921)
Foreign currency translation	—	—	—	—	—	115	—	(7)	108
Net income	—	—	—	—	—	—	587,152	5,916	593,068
Verde transaction	—	—	—	—	135,520	36	—	12,086	147,642
Reallocation of capital	—	—	—	—	(826)	—	—	826	—
Dividends/distributions to common shareholders ($6.45 per common share)	—	—	—	—	—	—	(655,856)	(6,278)	(662,134)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	(365)	—	(365)
Balance, December 31, 2025	$—	$89	$14	$(230,609)	$2,350,546	$(2,803)	$(1,105,651)	$13,193	$1,024,779

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$593,068	$362,939	$496,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	326,332	462,967	293,423
Stock-based compensation	33,959	44,525	22,649
Amortization included in interest expense	6,282	6,332	6,538
Gain on disposition of assets	(75,941)	(6,057)	(5,474)
Loss on extinguishment of debt	2,012	270	115
Equity in earnings of investee	(206)	(5,094)	(3,696)
Deferred tax (benefit) expense	(7,623)	(4,036)	2,384
Provision for doubtful accounts	9,414	8,770	12,737
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(15,510)	(43,000)	(28,744)
Prepaid expenses	(3,011)	(2,656)	1,087
Other assets	(13,120)	(7,424)	(3,363)
(Decrease) increase in:
Trade accounts payable	(773)	3,262	(307)
Accrued expenses	8,105	18,902	(1,708)
Operating lease liabilities	11,295	7,498	2,490
Other liabilities	(10,234)	26,412	(11,354)
Cash flows provided by operating activities	864,049	873,610	783,613
Cash flows from investing activities:
Capital expenditures	(180,800)	(125,284)	(178,271)
Acquisitions	(191,079)	(45,393)	(138,961)
Decrease in notes receivable	69	65	62
Proceeds from disposition of assets and investments	127,176	5,706	7,051
Cash flows used in investing activities	(244,634)	(164,906)	(310,119)
Cash flows from financing activities:
Net proceeds from issuance of common stock	17,686	20,980	15,689
Cash used for purchase of treasury shares	(157,921)	(5,341)	(5,989)
Proceeds received from revolving credit facility	442,000	783,000	403,000
Payments on revolving credit facility	(726,000)	(569,000)	(378,000)
Principal payments on long-term debt	(420)	(400)	(381)
Principal payments on financing leases	(1,331)	(1,331)	(1,331)
Payments on senior credit facility term loans	(600,000)	(350,000)	—
Proceeds from senior credit facility term loans	698,250	—	—
Proceeds received from accounts receivable securitization program	174,400	86,400	114,900
Payments on accounts receivable securitization program	(174,400)	(86,400)	(114,900)
Proceeds received from note offering	400,000	—	—
Debt issuance costs	(14,081)	(464)	(2,951)
Distributions to non-controlling interest	(6,278)	(1,655)	(1,056)
Dividends/distributions	(656,221)	(579,214)	(510,616)
Cash flows used in financing activities	(604,316)	(703,425)	(481,635)
Effect of exchange rate changes in cash and cash equivalents	252	(423)	127
Net increase (decrease) in cash and cash equivalents	15,351	4,856	(8,014)
Cash and cash equivalents at beginning of year	49,461	44,605	52,619
Cash and cash equivalents at end of year	$64,812	$49,461	$44,605
Supplemental disclosures of cash flow information:
Cash paid for interest	$148,329	$165,827	$168,011
Cash paid for state, federal, and foreign income taxes	$29,102	$8,505	$11,432
See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1) Description of the Business and Significant Accounting Policies

(a)Nature of Business

Lamar Advertising Company (the Company) is engaged in the outdoor advertising business, operating approximately 159,300 billboard advertising displays in 45 states and Canada. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, the Company operates a logo sign business in 24 states throughout the United States and the province of Ontario, Canada and operates approximately 40,600 transit advertising displays in 23 states and Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising in airport terminals, on bus shelters, benches and buses in the markets it serves.

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

The Company's direct wholly owned subsidiary Lamar Media Corp. ("Lamar Media") is party to the Amended and Restated Limited Partnership Agreement of Lamar Advertising Limited Partnership (“Lamar LP”) as the initial limited partner, along with its wholly owned subsidiary, Lamar Advertising General Partner, LLC, as the general partner of Lamar LP (the "General Partner") and certain other limited partners. Lamar Media formed Lamar LP and contributed all of its assets to Lamar LP in connection with the Company's reorganization as a specific type of REIT known as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") in July 2022.

For each share of common stock the Company issues, Lamar LP issues a corresponding Common Unit to Lamar Media in exchange for the contributions of the proceeds from the stock issuance. At December 31, 2025, Lamar Media, together with the General Partner, owned 98.6% of the Common Units of Lamar LP. The remaining 1.4% of the Common Units are owned by unaffiliated investors and certain executives of the Company.

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

The Company performed its annual measurement for impairment of the goodwill of its reporting units and concluded the fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on December 31, 2025 and 2024; therefore, the Company was not required to recognize an impairment loss.

Intangible assets, consisting primarily of site locations (acquired permits and leasehold agreements), customer lists and contracts, and non-competition agreements are amortized using the straight-line method over the assets' estimated useful lives, generally from 2 to 15 years.

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

Financing lease right of use assets are amortized over the life of the lease, which is recorded in depreciation and amortization on the consolidated statements of income and comprehensive income. Interest related to financing lease liabilities is recorded in interest expense on the consolidated statements of income and comprehensive income.

The key estimates for our leases include (1) the discount rate used to discount the unpaid lease payment to present value and (2) lease term. Our leases generally do not include a readily determinable implicit rate, therefore, using a portfolio approach, we determine our collateralized incremental borrowing rate to discount the lease payment based on the information available at lease commencement. Our lease terms include the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. The Company has determined we are not reasonably certain to exercise renewals or termination options, and as a result we use the lease’s initial stated term as the lease term for our lease population.

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

	2025	2024	2023
Net revenues	$9,733	$9,787	$9,599
Direct advertising expenses	$5,414	$4,698	$4,832
General and administrative expenses	$4,359	$4,525	$4,044

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

(k)Dividends/Distributions

As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). During the years ended December 31, 2025, 2024 and 2023, the Company declared and paid distributions of its REIT taxable income of $655,856 or $6.45 per share, $578,849 or $5.65 per share and $510,251 or $5.00 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including the financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in its existing and future debt instruments, the Company’s ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs, the impact of general economic conditions on the Company's operations and other factors that the Board of Directors may deem relevant. During each of the years ended December 31, 2025, 2024 and 2023, the Company paid dividend distributions to holders of its Series AA Preferred Stock of $365 or $63.80 per share.

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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(m)Stock Based Compensation

Compensation expense for share-based awards is recognized based on the grant date fair value of those awards. Stock based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized during the years ended December 31, 2025, 2024, and 2023 was $33,959, $44,525 and $22,649, respectively. The $33,959 expensed during the year ended December 31, 2025 consists of (i) $5,940 related to stock options and the employee stock purchase plan, (ii) $17,444 related to stock grants made under the Company’s performance-based stock incentive program in 2025, (iii) $9,830 related to LTIP Units issued to the Company's executive officers, and (iv) $745 related to restricted stock awards to directors. See Note 15 for information on the assumptions used to calculate the fair value of stock-based compensation.

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

(t)Fair Value Measurement

The Company determines the fair value of its financial instruments using the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

(u)Investments

On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, Inc. ("Vistar"), a leading global provider of programmatic technology for the digital out-of-home sector. On February 3, 2025, T-Mobile USA, Inc. acquired 100% of Vistar (the "Sale"). In connection with the closing of the Sale, the Company received $115,881 in cash consideration for the sale of its 20% equity interest in Vistar. Up to an additional $14,317 of consideration for the Sale may be received by the Company in the future, upon release of the remaining purchase price for the Sale from escrow in connection with satisfaction of certain post-closing conditions. During the year ended December 31, 2025, the Company recognized a gain of $68,602 related to the transaction. An income tax expense of $13,381 was recorded during 2025 as a result of the Sale, of which $21,172 was related to current income tax expense offset by a deferred tax benefit of $7,791. For the years ended December 31, 2025, 2024 and 2023, related to this investment, the Company recorded $206, $5,298 and $4,107, respectively, in equity in earnings of investee on the Consolidated Statements of Income and Comprehensive Income.

(v)Non-controlling Interests

Non-controlling interest represent the share of consolidated entities owned by third parties. We recognize each non-controlling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Non-controlling interests are subsequently adjusted for the non-controlling holder’s share of additional contributions, distributions and their share of the net income or losses of each respective consolidated entity. We allocate net income to non-controlling interests based on the weighted average ownership interest during the period. The net income that is not attributable to us is reflected in Net Income Attributable to Noncontrolling Interest on the consolidated statements of income and comprehensive income. We do not recognize a gain or loss on ownership transactions with a consolidated entity that do not result in a change in control and recognize the difference between the carrying amount of the non-controlling interest and the consideration paid or received as additional paid-in-capital.

Certain limited partnership interests, including OP units, are exchangeable into cash or sales of our Class A common stock, at our option. Common stock issued upon exchange of a holder’s non-controlling interest is accounted for at the carrying value of the surrendered limited partnership interest and the difference between the carrying value and the fair value of the common stock issued is recorded to additional paid-in-capital.

(w)Subsequent Events

The Company has performed an evaluation of subsequent events through the date on which the financial statements are issued.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(2) Revenue

Revenue Recognition

Advertising revenues: The majority of our revenues are derived from contracts for advertising space on billboard, logo and transit displays. Contracts that do not meet the criteria of a lease under ASC 842, Leases, are accounted for under ASC 606, Revenue from Contracts with Customers. The majority of our advertising space contracts do not meet the definition of a lease under ASC 842 and are therefore accounted for under ASC 606. The contract revenues are recognized ratably over their contract life. Costs to fulfill a contract, which include our costs to install advertising copy onto billboards, are capitalized and amortized to direct advertising expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Income and Comprehensive Income. During the years ended December 31, 2025 and 2024, we capitalized $27,310 and $28,003, respectively, of costs to fulfill contracts, which is included in other current assets on the Consolidated Balance Sheets, net of expensed costs of $27,144 and $27,686, respectively.

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

The following table presents our disaggregated revenue by source for the years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Billboard Advertising	$2,013,850	$1,956,176	$1,877,823
Logo Advertising	89,182	84,028	82,324
Transit Advertising	163,182	166,899	150,840
Net Revenues	$2,266,214	$2,207,103	$2,110,987

(3)    Acquisitions

Year Ended December 31, 2025

During the year ended December 31, 2025, the Company completed over 50 acquisitions of outdoor advertising assets for a total cash purchase price of $191,079. Each of these acquisitions was accounted for under the acquisition method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition purchase price has been allocated to assets acquired and liabilities assumed based on relative fair value estimates at the dates of acquisition.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The following is a summary of the allocation of the purchase price in the above transactions.

Total
Property, plant and equipment	$42,548
Site locations	126,200
Non-competition agreements	905
Customer lists and contracts	17,528
Asset acquisition costs	685
Current assets	102
Current liabilities	(5,615)
Operating lease right of use assets	36,853
Operating lease liabilities	(28,163)
Other assets	36
$191,079

Verde Outdoor Acquisition. On July 2, 2025, Lamar LP, the subsidiary operating partnership of the Company and Lamar Media, acquired Verde Outdoor at a value of $147,642 through the issuance of 1,187,500 Common Units of Lamar LP. The acquisition value is based on the Company's common stock price on July 2, 2025. Pursuant to the terms of the Limited Partnership Agreement of Lamar LP, the Common Units are redeemable by the holder after a holding period, which is generally twelve months, for a cash amount per Common Unit equal to the market value of an equivalent number of shares of common stock of the Company. At the Company’s option, in lieu of cash, the redemption obligation may be satisfied by issuing shares of Class A common stock of the Company in exchange for Common Units tendered for redemption. The acquisition of Verde Outdoor includes more than 1,500 billboard faces across ten states.

The following is a summary of the allocation of the purchase price of the Verde Outdoor transaction.

Total
Property, plant and equipment	$24,156
Goodwill	76,066
Site locations	32,270
Non-competition agreements	850
Customer lists and contracts	14,300
Operating lease right of use assets	14,757
Operating lease liabilities	(14,757)
$147,642

Total acquired intangible assets for the year ended December 31, 2025 were $268,804, of which $76,066 was assigned to goodwill. Goodwill is not amortized for financial statement purposes and no goodwill related to the 2025 acquisitions is expected to be deductible for tax purposes. The acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $31,828 (7 year weighted average useful life) and site locations of $158,470 (15 year weighted average useful life). The aggregate amortization expense related to the 2025 acquisitions for the year ended December 31, 2025 was $7,981.

Year Ended December 31, 2024

During the year ended December 31, 2024, the Company completed over 20 acquisitions of outdoor advertising assets for a total purchase price of $45,393.

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

(4) Non-cash Financing and Investing Activities

For the year ended December 31, 2025, the Company had non-cash investing activities related to the acquisition of Verde Outdoor of $147,642. For the year ended December 31, 2024, the Company had non-cash investing activities that resulted in an increase to the asset retirement obligation balance and carrying value of the related property, plant and equipment in the amount of $215,899, related to the revision in estimate of the Company’s asset retirement obligation. For the years ended December 31, 2025, 2024 and 2023, there were non-cash investing and financing activities for the recognition of ROU assets and lease liabilities at lease commencement as disclosed in Note 7, “Leases”.

(5) Property, Plant and Equipment

Major categories of property, plant and equipment at December 31, 2025 and 2024 are as follows:

	Estimated Life (Years)	2025	2024
Land	—	$529,474	$490,367
Building and improvements	10 — 39	258,596	247,231
Advertising structures	5 — 15	3,802,718	3,679,719
Automotive and other equipment	3 — 7	176,084	157,577
Property, plant and equipment		$4,766,872	$4,574,894

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(6) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2025 and 2024:

	Estimated Life (Years)	2025		2024
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$764,018	$689,291	$732,098	$665,095
Non-competition agreements	3 — 15	73,249	67,318	71,960	66,894
Site locations	15	3,141,624	2,118,365	2,982,504	2,002,272
Other	2 — 15	53,446	43,534	52,761	42,461
		$4,032,337	$2,918,508	$3,839,323	$2,776,722
Unamortizable Intangible Assets:
Goodwill		$2,364,793	$253,536	$2,288,618	$253,536

The changes in the gross carrying amount of goodwill for the years ended December 31, 2025 and 2024 are as follows:

Balance as of December 31, 2023	$2,288,807
Purchase price adjustments and other	(189)
Balance as of December 31, 2024	$2,288,618
Goodwill acquired during the year	76,066
Purchase price adjustments and other	109
Balance as of December 31, 2025	$2,364,793

Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $144,364, $141,892 and $140,033, respectively. The following is a summary of the estimated amortization expense for future years:

2026	$142,954
2027	138,962
2028	132,421
2029	123,883
2030	114,801
Thereafter	460,808
Total	$1,113,829

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

The key estimates for our leases include (1) the discount rate used to discount the unpaid lease payment to present value and (2) lease term. Our leases generally do not include a readily determinable implicit rate, therefore, using a portfolio approach, we determine our collateralized incremental borrowing rate to discount the lease payment based on the information available at lease commencement. Our lease terms include the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. The Company has determined we are not reasonably certain to exercise renewals or termination options, and as a result we use the lease’s initial stated term as the lease term for our lease population.

During the year ended December 31, 2025, we had base operating lease costs of $333,436 and variable operating lease costs of $67,581, for a total operating lease cost of $401,017. During the year ended December 31, 2024, we had base operating lease costs of $319,058 and variable operating lease costs of $64,682, for a total operating lease cost of $383,740. During the year ended December 31, 2023, we had base operating lease costs of $311,640 and variable operating lease costs of $60,147, for a total operating lease cost of $371,787. Our operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). Also, for the years ended December 31, 2025, 2024 and 2023, we recorded a gain of $456, $403 and $295, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $324,787, $320,053 and $310,863 were made reducing our operating lease liabilities for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in cash flows provided by operating activities in the Consolidated Statements of Cash Flows.

We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets or lease liabilities for agreements with a term of twelve months or less. We recorded $10,438, $10,439 and $10,189 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the years ended December 31, 2025, 2024 and 2023, respectively.

Our operating leases have a weighted-average remaining lease term of 12.8 years. The weighted-average discount rate of our operating leases is 5.3%. During the years ended December 31, 2025 and 2024, we obtained $79,350 and $24,627, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions. Lease terminations during the year resulted in a $7,454 and $5,068 reduction to operating lease liabilities for the years ended December 31, 2025 and 2024, respectively.

The following is a summary of the maturities of our operating lease liabilities as of December 31, 2025:

2026	$269,140
2027	219,040
2028	191,341
2029	168,266
2030	141,395
Thereafter	1,068,457
Total undiscounted operating lease payments	2,057,639
Less: Imputed interest	(571,102)
Total operating lease liabilities	$1,486,537

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
During the years ended December 31, 2025 and 2024, we obtained no new leased assets in exchange for new financing lease liabilities. Our financing leases have a weighted-average remaining lease term of 1.92 years and a weighted-average discount rate of 3.1%. For the years ended December 31, 2025, 2024 and 2023, amortization expense of $2,853 was recorded within depreciation and amortization and interest expense of $423, $463 and $504 was recorded within interest expense, respectively, on the Consolidated Statements of Income and Comprehensive Income in relation to these financing lease liabilities. Cash payments of $1,331 were made reducing our financing lease liabilities for the years ended December 31, 2025, 2024 and 2023 and are included in cash flows used in financing activities in the Consolidated Statements of Cash Flows.

Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore they are no longer accounted for as a lease. For the years ended December 31, 2025, 2024 and 2023, non-lease variable transit payments were $100,276, $97,099 and $87,688, respectively. These transit expenses are recorded in direct advertising expenses (exclusive of depreciation and amortization) on the Consolidated Statements of Income and Comprehensive Income.

(8) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2025 and 2024:

	2025	2024
Payroll	$24,326	$27,871
Interest	28,704	22,837
Insurance benefits	12,063	10,972
Accrued variable lease and contract expense	32,898	34,416
Stock-based compensation	11,691	16,404
Other	28,993	21,443
	$138,675	$133,943

(9) Long-term Debt

Long-term debt consists of the following at December 31, 2025 and 2024:

	December 31, 2025
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$698,332	$9,691	$688,641
Accounts Receivable Securitization Program	250,000	396	249,604
3 3/4% Senior Notes	600,000	2,636	597,364
3 5/8% Senior Notes	550,000	4,624	545,376
4% Senior Notes	549,674	3,994	545,680
4 7/8% Senior Notes	400,000	2,405	397,595
5 3/8% Senior Notes	400,000	6,167	393,833
Other notes with various rates and terms	814	—	814
	3,448,820	29,913	3,418,907
Less current maturities	(250,440)	(396)	(250,044)
Long-term debt, excluding current maturities	$3,198,380	$29,517	$3,168,863

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	December 31, 2024
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$883,474	$5,623	$877,851
Accounts Receivable Securitization Program	250,000	611	249,389
3 3/4% Senior Notes	600,000	3,802	596,198
3 5/8% Senior Notes	550,000	5,440	544,560
4% Senior Notes	549,595	4,854	544,741
4 7/8% Senior Notes	400,000	3,107	396,893
Other notes with various rates and terms	1,232	—	1,232
	3,234,301	23,437	3,210,864
Less current maturities	(250,417)	(611)	(249,806)
Long-term debt, excluding current maturities	$2,983,884	$22,826	$2,961,058

Long-term debt contractual maturities are as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2026	$439	$—	$439
2027	250,346	396	249,950
2028	600,000	4,936	595,064
2029	400,000	2,405	397,595
2030	549,674	3,994	545,680
Thereafter	1,648,361	18,182	1,630,179

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

On April 26, 2023, Lamar Media entered into Amendment No. 3 ("Amendment No. 3") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank N.A. as administrative agent and the lenders party thereto. Amendment No. 3 replaced the London Interbank Offered Rate as administered by the ICE Benchmark Administration with Term SOFR as the successor rate, as set in the Fourth Amended and Restated Credit Agreement. All other material terms and conditions of the Fourth Amended and Restated Credit Agreement remain unchanged by Amendment No. 3.

On July 31, 2023, Lamar Media entered into Amendment No. 4 ("Amendment No. 4"), to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto. Amendment No. 4 extends the maturity date of Lamar Media's $750,000 revolving credit facility such that the revolving credit facility matures July 31, 2028; provided, that, if on the date (a "Springing Maturity Test Date") that is 91 days prior to the February 15, 2028 maturity date of Lamar Media's 3 3/4% Notes, the Company and its restricted subsidiaries do not have sufficient liquidity (defined as unrestricted cash and cash equivalents of the Company and its restricted subsidiaries plus unused commitments under the revolving credit facility) to repay in full the aggregate outstanding amount (including all accrued and unpaid interest, premiums and make-whole amounts (if any)) of the 3 3/4% Notes, the revolving credit facility will mature on such Springing Maturity Test Date. On the maturity date of the revolving credit facility, the entire principal amount of revolving loans outstanding under the revolving credit facility, together with all accrued and unpaid interest on such revolving loans, will be due and payable.

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

On September 23, 2025, Lamar Media entered into Amendment No. 5 (the “Amendment No. 5”, and together with the Amendment, the Amendment No. 2, the Amendment No. 3 and the Amendment No. 4, the “Amendments”) to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. Amendment No. 5 established the Term B loans as a new class of incremental term loans. Lamar Media borrowed all $700,000 in Term B loans on September 23, 2025. Proceeds from the Term B loans were used to repay $600,000 in Term B loans previously outstanding, with the remainder used to repay a portion of the outstanding balance on the revolving credit facility. The Term B loans will mature on September 23, 2032 (or if such day is not a Business Day, the next Business Day) and the entire principal amount of the Term B loans then outstanding, together with all accrued and unpaid interest on the Term B loans, will be due and payable on such date. The Term B loans bear interest at rates based on the Adjusted Term SOFR Rate (“Term Benchmark Term B Loans”) or the Adjusted Base Rate (“Base Rate Term B Loans”) at Lamar Media’s option. For purposes of the Term B Loans, the “Adjusted Term SOFR Rate” is a rate per annum equal to the Term SOFR Rate for the applicable interest period, plus 0.00%. Term Benchmark Term B Loans bear interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50% and Base Rate Term B Loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50%. The covenants, events of default and other terms of the senior credit facility (all of which are unchanged by Amendment No. 5) apply to the Term B loans.

As of December 31, 2025, there were no outstanding borrowings under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $7,778 in letters of credit outstanding as of December 31, 2025 resulting in $742,222 of availability under the revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity.

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

Accounts Receivable Securitization Program

On December 18, 2018, Lamar Media entered into a $175,000 Receivables Financing Agreement (the "Receivables Financing Agreement") with its wholly-owned special purpose entities, Lamar QRS Receivables, LLC and Lamar TRS Receivables, LLC (the “Special Purpose Subsidiaries”) (the "Accounts Receivable Securitization Program"). The Accounts Receivable Securitization Program is limited to the availability of eligible accounts receivable collateralizing the borrowings under the agreements governing the Accounts Receivable Securitization Program.

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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
As of December 31, 2025, there was $250,000 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability for borrowing under the Accounts Receivable Securitization Program as of December 31, 2025. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the year ended December 31, 2025.

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

On August 19, 2020, Lamar Media completed an institutional private placement of an additional $150,000 aggregate principal amount of its 4% Notes (the “Additional 4% Notes”, and together with the "Original 4% Notes”, the "4% Notes"). Other than with respect to the date of issuance and issue price, the Additional 4% Notes have the same terms as the Original 4% Notes. The institutional private placement on August 19, 2020 resulted in net proceeds to Lamar Media of approximately $146,900.

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

Exchange Offers

In October 2020, the Company completed a subsequent exchange offer with respect to each of the 4% Notes, 3 3/4% Notes, and 4 7/8% Notes, in each case, for substantially identical notes registered under the Securities Act of 1933, as amended. In September 2021, the Company completed a subsequent exchange offer with respect to the 3 5/8% Notes for substantially identical notes registered under the Securities Act of 1933, as amended. The Company will not complete a subsequent exchange offer with respect to the 5 3/8% Notes issued in September 2025.

Debt Repurchase Program

The Company’s Board of Directors authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On September 24, 2024, the Board of Directors authorized the extension of the repurchase program through March 31, 2026. There were no repurchases under the program as of December 31, 2025.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(10) Asset Retirement Obligation

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement costs, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2023	$397,991
Additions to asset retirement obligations	289
Revision in estimates	215,899
Accretion expense	7,843
Liabilities settled	(7,309)
Balance at December 31, 2024	$614,713
Additions to asset retirement obligations	7,219
Accretion expense	11,063
Liabilities settled	(8,070)
Balance at December 31, 2025	$624,925

Revision in estimates in the year ended December 31, 2024 of $215,899 reflects changes in cost estimates to remove structures and resurface land for structures that reside on leased land in the Company’s outdoor advertising portfolio.

(11) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Consolidated Statements of Income and Comprehensive Income are as follows:

	Year Ended December 31,
	2025	2024	2023
Direct advertising expenses	$299,226	$439,933	$273,297
General and administrative expenses	5,514	5,334	5,691
Corporate expenses	21,592	17,700	14,435
	$326,332	$462,967	$293,423

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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2025
U.S. federal	$27,473	$(6,686)	$20,787
State and local	1,224	(855)	369
Foreign	253	(82)	171
	$28,950	$(7,623)	$21,327
Year ended December 31, 2024
U.S. federal	$5,942	$945	$6,887
State and local	2,277	366	2,643
Foreign	348	(5,347)	(4,999)
	$8,567	$(4,036)	$4,531
Year ended December 31, 2023
U.S. federal	$6,223	$1,280	$7,503
State and local	2,035	(26)	2,009
Foreign	(860)	1,130	270
	$7,398	$2,384	$9,782

The year ended December 31, 2025 includes an expense of $21,172 in current income tax expense and a benefit of $(7,791) in deferred income tax (benefit) related to the sale of our investment in Vistar Media, Inc.

As of December 31, 2025 and 2024, the Company had income taxes receivable of $1,329 and $2,104, respectively, which was recorded within other current assets on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, the Company had income taxes payable of $742 and $199, respectively, which was recorded within accrued expenses on the Consolidated Balance Sheets.

The U.S. and foreign components of earnings (loss) before income taxes are as follows:

	2025	2024	2023
U.S.	$622,711	$368,924	$509,040
Foreign	(8,316)	(1,454)	(2,422)
Total	$614,395	$367,470	$506,618

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
A reconciliation of significant differences between the reported amount of income tax expense and the expected amount of income tax expense that would result from applying the U.S. federal statutory income tax rate of 21 percent to income before taxes for the December 31, 2025, 2024 and 2023 tax years is as follows:

	2025
	Amount	Percent
U.S. federal statutory rate	$129,023	21.00%
State and local income taxes, Net of federal income tax effect(1)	1,301	0.21%
Foreign tax effects
Other foreign jurisdictions	1,921	0.31%
Changes in valuation allowances	514	0.08%
Nontaxable or nondeductible items	1,370	0.22%
Changes in unrecognized tax benefits	(1,504)	(0.24)%
Other adjustments
Tax adjustment related to REIT	(111,318)	(18.11)%
Other	20	—%
Effective tax rate	$21,327	3.47%

(1) For the year ended December 31, 2025, state and local taxes in Texas, Louisiana, Oregon, Florida, and Wisconsin made up the majority (greater than 50%) of the tax effect in this category.

	2024	2023
Income tax expense at U.S. federal statutory rate	$77,166	$106,390
Tax adjustment related to REIT(1)	(76,410)	(101,486)
State and local income taxes, net of federal income tax benefit	2,522	2,732
Book expenses not deductible for tax purposes	2,401	2,574
Stock-based compensation	4,814	513
Valuation allowance(2)	548	875
Undistributed earnings of foreign subsidiaries(3)	(55)	(95)
Jurisdictional tax rate change	(5,417)	—
Other differences, net	(1,038)	(1,721)
Income tax expense	$4,531	$9,782

(1)Includes dividend paid deduction of $121,466 and $107,137 for the tax years ended December 31, 2024 and 2023, respectively.
(2)For the year ended December 31, 2024, a non-cash valuation allowance of $548 was recorded to income tax expense due to our limited ability to utilize Canada deferred tax assets in future years. For the year ended December 31, 2023, a non-cash valuation allowance of $875 was recorded to income tax expense due to our limited ability to utilize Puerto Rico and Canada deferred tax assets in future years.
(3)Management does not assert that the undistributed earnings of our Canadian subsidiaries will be permanently reinvested. For the years ended December 31, 2024 and 2023, we recognized a deferred tax benefit of $55 and $95, respectively, for future foreign withholding taxes related to undistributed earnings.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2025	2024
Deferred tax assets:
Allowance for doubtful accounts	$287	$222
Net operating loss carry forwards	3,483	3,637
Tax credit carry forwards	514	514
Intangibles	1,778	785
Investment in partnerships	3,865	—
Lease liabilities	1,264	—
Gross deferred tax assets	11,191	5,158
Less: valuation allowance	(6,969)	(3,402)
Net deferred tax assets	4,222	1,756
Deferred tax liabilities:
Accrued liabilities not deducted for tax purposes	(1,948)	(2,214)
Investment in partnerships	—	(3,940)
Property, plant and equipment	(446)	(2,900)
Undistributed earnings of foreign subsidiaries	(748)	(708)
Right of use asset	(1,497)	—
Gross deferred tax liabilities	(4,639)	(9,762)
Net deferred tax liabilities	$(417)	$(8,006)
Classification in the consolidated balance sheet:
Noncurrent deferred tax assets	$332	$—
Noncurrent deferred tax liabilities	(749)	$(8,006)
Net deferred tax liabilities	$(417)	$(8,006)

As of December 31, 2025, we have approximately $8,842 of U.S. net operating loss carryforwards to offset future taxable income. Of this amount, $8,627 is subject to Internal Revenue Code §382 limitation but will be available to be fully utilized by no later than 2027. These carry forwards expire between 2032 through 2037.

As of December 31, 2025, we have approximately $795 of U.S. tax credit carryforwards before valuation allowances available to offset future federal income tax. These federal tax credit carry forwards expire between 2026 through 2031.

As of December 31, 2025, we have approximately $1,130,403 of state net operating loss carryforwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $29 of various credits available to offset future state income tax.

As of December 31, 2025, we had approximately $11,260 of Canadian net operating loss carry forwards before valuation allowances. These Canadian net operating losses are available to offset future taxable income. These carry forwards expire between 2027 and 2045.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings, the Company will not generate the minimum amount of future taxable income to support the realization of the deferred tax assets. As a result, management has determined that a valuation allowance related to Canada net operating loss carry forwards and other deferred tax assets is necessary. The valuation allowance for Canadian deferred tax assets as of December 31, 2025 and 2024 was $6,068 and $3,402, respectively. For this same reason, there was also a valuation allowance for U.S. deferred tax assets related to federal tax credits and state net operating loss carry forwards necessary as of December 31, 2025. As of December 31, 2025, the valuation allowance for U.S. deferred tax assets related to federal tax credits and state net operating loss carry forwards was $514 and $386, respectively. The net change in the total valuation allowance for the years ended December 31, 2025 and 2024 was an increase of $3,567 and a decrease of ($1,931), respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry forward period increase.

As of December 31, 2025, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $14,976. Management does not designate these earnings as permanently reinvested and has recognized a deferred tax liability of approximately $748 related to foreign withholding taxes on these earnings. We have recognized a current year tax expense of $6 related to December 31, 2025 earnings.

Under ASC 740, Income Taxes, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2022	$5,544
Additions for tax positions related to prior years	703
Lapse of statute of limitations	(1,815)
Balance as of December 31, 2023	$4,432
Additions for tax positions related to current year	71
Additions for tax positions related to prior years	317
Reductions for tax positions related to prior years	(1,396)
Lapse of statute of limitations	(798)
Balance as of December 31, 2024	$2,626
Additions for tax positions related to current year	33
Additions for tax positions related to prior years	24
Reductions for tax positions related to prior years	(1)
Lapse of statute of limitations	(1,560)
Balance as of December 31, 2025	$1,122

As of December 31, 2025, 2024 and 2023, there are $1,122, $2,626, and $4,432 of unrecognized tax benefits that, if recognized would impact our effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2025, we recognized a benefit to interest and penalties of $677. During the year ended December 31, 2024, we recognized a benefit to interest and penalties of $71. During the year ended December 31, 2023, we recognized $76 of expense in interest and penalties. The Company had $648 and $1,325 of interest and penalties accrued at December 31, 2025 and 2024, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and was subject to income taxes in the Commonwealth of Puerto Rico prior to the year ended December 31, 2025. We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2022, or for any U.S. state income tax audit prior to 2021. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2022 and 2021, respectively.

As of January 1, 2024, we and our subsidiaries are subject to the OECD Pillar Two Rules. The Pillar Two Rules can potentially lead to additional taxes when the effective tax rate (as defined by the Pillar Two Rules) in a jurisdiction is below 15%. While it is uncertain whether the U.S. will enact Pillar Two legislation, Canada, where the Company operates, has enacted Pillar Two legislation. The Pillar Two Rules, however, do not apply to “Excluded Entities” considered “Real Estate Investment Vehicles” and certain subsidiaries of Excluded Entities. The majority of our entities qualify as excluded entities.

For those entities not considered Excluded Entities, Pillar Two did not have a material impact on the Company’s effective tax rate or the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Income taxes paid (net of refunds received) are presented below:

2025
U.S. federal	$26,565
U.S. State and local - other	2,155
Foreign - other	382
Total	$29,102

(13) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.

RTC Holdings, LLC (“RTC”), a telecommunications company, is 100% owned by entities owned by members of the Reilly family. Entities owned by Sean E. Reilly, President and Chief Executive Officer of the Company; Kevin P. Reilly, Jr., Executive Chairman of the Board of Directors; and members of their respective immediate families hold a majority stake in RTC of approximately 89%. The Reilly Family, LLC, which is owned by Sean E. Reilly, Kevin P. Reilly, Jr., members of our Board of Directors, Anna Reilly and Wendell Reilly, and entities owned by each of them and members of their respective immediate families, holds the remaining minority stake in RTC of approximately 11%. On May 31, 2019, RTC acquired EATELCORP, LLC (“EATEL”) and its subsidiaries. EATEL provides phone and internet services to consumers and businesses in Louisiana. EATEL also provides data back-up and recovery services to businesses. During the years ended December 31, 2025 and 2024, the Company was a customer of EATEL for data back-up and recovery services. The aggregate amount paid by the Company to EATEL for such services was $38 and $23 for the years ended December 31, 2025 and 2024, respectively. The Company was also contracted by EATEL to provide advertising services in the aggregate amount of $261 and $230 for the years ended December 31, 2025 and 2024, respectively.

The Company had $370 and $162 receivables from employees or executive officers at December 31, 2025 and 2024, respectively.

On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar, a leading global developer of programmatic technology for the digital out-of-home sector. For the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue of $26,069, $25,333 and $12,050, respectively, from advertisements generated through Vistar's programmatic technology platform. We also incurred expenses of $2,523, $2,499 and $1,134 related to these advertisements for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 1, "Description of the Business and Significant Accounting Policies" for additional information regarding the Company's interest in Vistar.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(14) Stockholders’ Equity

On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock, which shares were subsequently exchanged on a one for one basis in the REIT conversion. The Series AA preferred stock ranks senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock is entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2025 was $3,649. The Series AA preferred stock is entitled to one vote per share.

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

As of December 31, 2025, no shares of our Class A common stock have been sold under the 2024 Sales Agreement or were sold under the prior Sales Agreement and accordingly $400,000 remained available to be sold under the 2024 Sales Agreement as of December 31, 2025.

On July 24, 2024, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. The shelf registration statement replaced a prior shelf registration statement which expired. As of December 31, 2025, the Company did not issue any shares under this shelf registration.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Stock Repurchase Program. Prior to May 15, 2025, the Company’s Board of Directors had authorized the repurchase of up to $250,000 of the Company's Class A common stock. On May 15, 2025, the Company's Board of Directors approved the increase of the amount authorized under the Stock Repurchase Program by $150,000, bringing the total amount authorized under the Program to $400,000. The Stock Repurchase Program is in effect through March 31, 2026. There were no repurchases under the program as of December 31, 2024. During the year ended December 31, 2025, the Company repurchased 1,388,091 shares of the Company's Class A common stock outstanding for a total purchase price of $150,000. The Company currently has $250,000 remaining under its current share repurchase authorization.

(15) Stock Compensation Plans

Equity Incentive Plan. Lamar's 1996 Equity Incentive Plan, as amended, (the “1996 Plan”) has reserved 17.5 million shares of Class A common stock for issuance to directors and employees, including shares underlying granted options and common stock reserved for issuance under its performance-based incentive and LTIP Unit program. Options granted under the 1996 Plan expire ten years from the grant date with vesting terms ranging from three to five years which primarily include 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the Nasdaq Global Select Market on the date of grant.

In February 2013, the 1996 Plan was amended to eliminate the provision that limited the amount of Class A common stock, including shares retained from an award, that could be withheld to satisfy tax withholding obligations to the minimum tax obligations required by law (except with respect to option awards). In accordance with ASC 718, Compensation – Stock Compensation, the Company is required to classify the awards affected by the amendment as liability-classified awards at fair value each period prior to their settlement. As of December 31, 2025 and 2024, the Company recorded a liability, in accrued expenses, of $11,691 and $16,404, respectively, related to its equity incentive awards affected by this amendment.

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
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
December 31, 2025	5%	45%	4%	6
December 31, 2024	5%	45%	4%	6
December 31, 2023	5%	45%	4%	6

Information regarding stock options under the 1996 Plan for the year ended December 31, 2025 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, beginning of year	323,440	$92.67
Granted	100,000	119.97
Exercised	(58,775)	83.30
Forfeited	(1,800)	118.30
Expired	—	—
Outstanding, end of year	362,865	$101.58	6.64
Exercisable at end of year	222,465	$93.41	5.33

At December 31, 2025 there was $3,840 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 1.93 years.

Shares available for future stock option, LTIP Units and restricted share grants to employees and directors under existing plans were 1,130,304 at December 31, 2025. The aggregate intrinsic value of options outstanding as of December 31, 2025 was $9,165 and the aggregate intrinsic value of options exercisable was $7,417. Total intrinsic value of options exercised was $2,417 for the year ended December 31, 2025.

Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available for issuance under the 2019 ESPP was automatically increased by 87,976 shares on January 1, 2025 pursuant to the automatic increase provisions of the 2019 ESPP.

The following is a summary of 2019 ESPP share activity for the year ended December 31, 2025:

Shares
Available for future purchases, January 1, 2025	204,528
Additional shares reserved under 2019 ESPP	87,976
Purchases	(126,065)
Available for future purchases, December 31, 2025	166,439

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Plan based on certain Company performance measures for fiscal year 2025. The number of shares to be issued, if any, are generally dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2025 results and are issued in the first quarter of 2026. The shares subject to these awards generally can range from a minimum of 0% to a maximum of 120% of the target number of shares depending on the level at which the goals are attained. Under the 1996 Plan, the Company's Compensation Committee may also award additional shares in its discretion based on other factors, which awards, if any, for 2026, will also be issued in the first quarter of 2026. Based on the Company’s performance measures achieved through December 31, 2025, the Company recorded $17,444, $24,711 and $11,677 as stock-based compensation expense related to these agreements for the years ended December 31, 2025, 2024 and 2023, respectively.

LTIP Units. In addition to stock compensation, the Company may issue LTIP Units of Lamar LP, a subsidiary of the Company and Lamar Media, to certain officers, employees and directors under the 1996 Plan. Such LTIP Units are subject to vesting and forfeiture conditions based on performance criteria approved by the Compensation Committee, which generally mirrors the performance criteria applicable to the Company’s performance-based compensation, as described above. The Compensation Committee may also make discretionary grants of LTIP Units based on other factors. LTIP Units are a class of units intended to qualify as "profits interests" of Lamar LP. The LTIP Units convert into Common Units of Lamar LP upon the occurrence of certain events. Common Units are redeemable by the holder for a cash amount per Common Unit equal to the market value of an equivalent number of shares of common stock of the Company. At the Company’s option, in lieu of cash, the redemption obligation may be satisfied by issuing shares of the Company's Class A common stock in exchange for Common Units tendered for redemption. During the year ended December 31, 2025, 22,000 Common Units (which had originally been issued as LTIP Units) were converted to the Company’s Class A common stock. As of December 31, 2025, Lamar LP has a total of 358,800 LTIP Units issued and outstanding to the Company's executive officers, of which 238,800 LTIP units have vested. For the years ended December 31, 2025 and 2024, the Company recorded $9,830 and $13,996, respectively, as stock-based compensation expense related to these LTIP Units.

The following table summarizes information regarding LTIP Units activity under the 1996 Plan for the year ended December 31, 2025:

	Unvested LTIP Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2025	120,000	$117.29
Granted	120,000	116.76
Vested	(120,000)	117.29
Balance at December 31, 2025	120,000	$116.76

At December 31, 2025 there was $1,539 of unrecognized compensation cost related to LTIP Units granted which is expected to be recognized in the first quarter of 2026.

The fair value of LTIP Units granted and vested as of December 31, 2025 was $39,356 and $25,344, respectively, based on the weighted average grant date fair value per unit.

Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on the grant date and 50% on the last day of the directors' one year term. For the years ended December 31, 2025 and 2024, the Company recorded $746 for each period in stock-based compensation expense related to these awards.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(16) Benefit Plans

The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, are included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2025, the Company maintained $5,537 in letters of credit with a bank to meet requirements of the Company’s workers’ compensation and general liability insurance carrier.

Savings and Profit Sharing Plan

The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed 1 year of service and are at least 21 years of age. The Company has the option to match 50% of employees’ contributions up to 6% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after 3 years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company matched contributions of $9,974, $8,130 and $7,265 for the years ended December 31, 2025, 2024 and 2023, respectively.

Deferred Compensation Plan

The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. The Company’s contributions to the plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. For the years ended December 31, 2025, 2024 and 2023, the Company contributed $2,775, $2,223 and $1,880, respectively.

Effective January 1, 2025, the Company amended the Lamar Deferred Compensation Plan to amend certain eligibility criteria and to make changes in the administration of the plan.

(17) Commitment and Contingencies

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

2026	$44,133
2027	$31,305
2028	$26,441
2029	$20,406
2030	$17,418
Thereafter	$32,458

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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(18) Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of the senior credit facility. As of December 31, 2025 and 2024, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $4,719,610 and $4,677,837, respectively.

As of December 31, 2025, the senior credit facility allows Lamar Media to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of December 31, 2025, transfers to Lamar Advertising are permitted under the senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of December 31, 2025 and 2024, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $3,470,089 and $3,428,317, respectively.

(19) Fair Value of Financial Instruments

At December 31, 2025 and 2024, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and initial recognition of asset retirement obligations are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,376,708, which is less than both the gross and carrying amount of $3,448,820 as of December 31, 2025. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

(20) Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $26,253, $36,465 and $30,568 for the years ended December 31, 2025, 2024 and 2023, respectively. Net carrying value of long-lived assets located in foreign countries totaled $9,653 and $13,972 as of December 31, 2025 and 2024, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.

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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
We define the term CODM to be our executive management group, which consists of our Executive Chairman, President and Chief Executive Officer, and Chief Financial Officer. Net revenues, advertising expenses and segmented adjusted EBITDA are used to monitor expected versus actual results. Total advertising expenses is the expense category regularly provided to the CODM. There are no other expenses regularly provided to the CODM that are used to manage the segment's operations. Total advertising expenses are defined as direct advertising expenses and general and administrative expenses excluding stock-based compensation expense and capitalized contract fulfillment costs. Segment Adjusted EBITDA is the profitability metric reported to the Company's CODM for purposes of assessing the performance of each operating segment as well as to make decisions related to invested capital, personnel, operational improvement or training, or to allocate other company resources. We define adjusted EBITDA as net income before income tax (expense) benefit, interest (expense) income, equity in earnings (loss) of investee, (loss) gain on extinguishment of debt and investments, stock-based compensation, depreciation and amortization, (loss) gain on disposition of assets and investments, transaction expenses and capitalized contract fulfillment costs, net. Segment information for total assets is not presented as this information is not used by the Company’s CODM in measuring segment performance or allocating resources between segments.

The following table presents our financial performance by segment:

	2025	2024	2023
Net revenues:
Billboard	$2,013,850	$1,956,176	$1,877,823
Other	252,364	250,927	233,164
Total net revenues	$2,266,214	$2,207,103	$2,110,987

Advertising expenses:
Billboard	$897,148	$870,629	$852,912
Other	203,901	200,790	176,985
Total advertising expenses	$1,101,049	$1,071,419	$1,029,897

Segmented adjusted EBITDA:
Billboard adjusted EBITDA	$1,116,702	$1,085,547	$1,024,911
Other adjusted EBITDA	48,463	50,137	56,179
Corporate expenses (1)	(106,922)	(102,526)	(95,366)
Adjusted EBITDA	$1,058,243	$1,033,158	$985,724

(1)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Reconciliation of adjusted EBITDA to income before income tax expense:

	2025	2024	2023
Adjusted EBITDA	$1,058,243	$1,033,158	$985,724
Stock-based compensation expense	(33,959)	(44,525)	(22,649)
Capitalized contract fulfillment costs, net	166	317	308
Depreciation and amortization	(326,332)	(462,967)	(293,423)
Gain on disposition of assets	75,941	6,057	5,474
Equity in earnings of investee	206	5,094	3,696
Interest expense, net	(157,858)	(169,394)	(172,397)
Loss on debt extinguishment	(2,012)	(270)	(115)
Income before income tax expense	$614,395	$367,470	$506,618

(22) New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose disaggregated information related to the effective tax rate reconciliation and income taxes paid. This guidance is effective for public entities for fiscal years beginning after December 15, 2024. The Company has adopted this guidance effective for the year ended December 31, 2025.

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

SCHEDULE II

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2025, 2024 and 2023
(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2025
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$12,404	9,414	9,962	$11,856
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$3,402	3,567	—	$6,969
Year ended December 31, 2024
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$12,477	8,770	8,843	$12,404
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$5,333	—	1,931	$3,402
Year ended December 31, 2023
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,418	12,737	11,678	$12,477
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$4,435	898	—	$5,333

SCHEDULE III

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Schedule of Real Estate and Accumulated Depreciation
December 31, 2025, 2024 and 2023
(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
360,791 Displays	—	—	$4,332,192	$(2,893,554)	Various	Various	5 to 15 years
(1)No single asset exceeded 5% of the total gross carrying amount at December 31, 2025
(2)This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)Includes sites under construction

The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	2025	2024	2023
Gross real estate assets:
Balance at the beginning of the year	$4,170,086	$3,883,556	$3,745,006
Capital expenditures on new advertising displays(4)	73,414	34,030	80,241
Capital expenditures on improvements/redevelopments of new/existing advertising displays	32,258	24,762	26,127
Capital expenditures other recurring(5)	37,958	253,950	42,703
Land acquisitions	39,263	8,719	24,064
Acquisition of advertising displays(6)	32,968	3,153	9,285
Assets sold or written-off	(55,236)	(35,777)	(44,442)
Foreign exchange	1,481	(2,307)	572
Balance at the end of the year	$4,332,192	$4,170,086	$3,883,556
Accumulated depreciation:
Balance at the beginning of the year	$2,797,682	$2,529,560	$2,440,956
Depreciation	134,641	300,855	124,072
Assets sold or written-off	(39,595)	(31,469)	(35,791)
Foreign exchange	826	(1,264)	323
Balance at the end of the year	$2,893,554	$2,797,682	$2,529,560

(4)Includes non-cash amounts of $1,424, $377 and $1,138 at December 31, 2025, 2024 and 2023, respectively
(5)Includes non-cash amounts of $11, $211,246 and $1,186 at December 31, 2025, 2024 and 2023, respectively. The 2024 amount relates to the revision in cost estimate included in the calculation of asset retirement obligations.
(6)Includes non-cash amounts of $5,802, $72 and $3,052 at December 31, 2025, 2024 and 2023, respectively

LAMAR MEDIA CORP.
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting	90
Report of Independent Registered Public Accounting Firm — Opinion on Internal Control Over Financial Reporting (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	91
Report of Independent Registered Public Accounting Firm — Opinion on the Consolidated Financial Statements (KPMG LLP, Baton Rouge, LA, Audit Firm ID: 185)	92
Consolidated Balance Sheets as of December 31, 2025 and 2024	94
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023	95
Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2025, 2024 and 2023	96
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	97
Notes to Consolidated Financial Statements	98
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023	104
Schedule III — Schedule of Real Estate and Accumulated Depreciation as of December 31, 2025, 2024 and 2023	105

Management’s Report on Internal Control Over Financial Reporting

The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Lamar Media Corp.’s management assessed the effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, Lamar Media Corp.’s management has concluded that, as of December 31, 2025, Lamar Media Corp.’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors
Lamar Media Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Lamar Media Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements), and our report dated February 20, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors
Lamar Media Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules II to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

We identified the assessment of the lease term for the portfolio of billboard land leases, which affects the discount rate for the lease as well as the measurement of the lease liability and right of use asset, as a critical audit matter. In the Company's billboard land leases, the Company typically has both unilateral renewal and termination options. Determining the lease term involved a high degree of subjectivity as to whether the lease term should or should not include renewal periods (including periods after an optional termination date), the evaluation of which required subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's billboard land lease process, including controls related to the qualifications and experience of individuals negotiating the stated initial lease term, reconciliation of inputs into the system, approval of billboard land lease contracts, and annual evaluation of the renewals and terminations exercised by the Company during the year. We evaluated the competence, capabilities, and objectivity of the Company's real estate team that negotiates the lease terms and conditions, and whether the team considers economic factors that are consistent with those enumerated in ASC 842 when negotiating the stated initial lease term and associated renewal and termination options. We inspected the Company's assessment and conclusion about using the portfolio approach for its billboard land leases. We tested a sample of the Company's billboard land lease population and obtained underlying documentation to evaluate whether the leases entered into are similar in terms of the lease agreement creation process, purpose for the lease (i.e. to host a Company billboard), and lease term considerations. We assessed the impact of billboard land leases with early terminations and renewals beyond the stated initial term to evaluate the Company's assertion that use of the stated initial lease term as the lease term for its billboard land leases on a portfolio basis was appropriate.

/s/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 1992.

Baton Rouge, Louisiana

February 20, 2026

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2025 and 2024
(In thousands, except share and per share data)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$64,312	$48,961
Receivables, net of allowance for doubtful accounts of $11,856 and $12,404 as of 2025 and 2024, respectively	341,222	334,798
Other current assets	53,689	41,009
Total current assets	459,223	424,768
Property, plant and equipment	4,766,872	4,574,894
Less accumulated depreciation and amortization	(3,087,972)	(2,974,085)
Net property, plant and equipment	1,678,900	1,600,809
Operating lease right of use assets	1,504,170	1,355,231
Financing lease right of use assets	5,478	8,331
Goodwill (note 3)	2,101,105	2,024,931
Intangible assets, net (note 3)	1,113,361	1,062,133
Other assets	52,974	93,604
Total assets	$6,915,211	$6,569,807
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$16,469	$21,586
Current maturities of long-term debt, net of deferred financing costs of $396 and $611 in 2025 and 2024, respectively (note 5)	250,044	249,806
Current operating lease liabilities	232,457	218,108
Current financing lease liabilities	1,331	1,331
Accrued expenses (note 4)	127,111	123,282
Deferred income	155,067	153,700
Total current liabilities	782,479	767,813
Long-term debt, net of deferred financing costs of $29,517 and $22,826 in 2025 and 2024, respectively (note 5)	3,168,863	2,961,058
Operating lease liabilities	1,254,080	1,114,407
Financing lease liabilities	11,952	13,283
Deferred income tax liabilities	749	8,006
Asset retirement obligation	624,925	614,713
Other liabilities	52,563	48,588
Total liabilities	5,895,611	5,527,868
Stockholder’s equity:
Common stock, $0.01 par value, 3,000 shares authorized; 100 shares issued and outstanding at 2025 and 2024	—	—
Additional paid-in-capital	3,421,052	3,229,799
Accumulated comprehensive loss	(2,803)	(2,954)
Accumulated deficit	(2,411,842)	(2,185,755)
Non-controlling interest	13,193	849
Stockholder’s equity	1,019,600	1,041,939
Total liabilities and stockholder’s equity	$6,915,211	$6,569,807

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Statements of Income
Net revenues	$2,266,214	$2,207,103	$2,110,987
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	746,858	727,875	696,799
General and administrative expenses (exclusive of depreciation and amortization)	368,747	361,133	344,780
Corporate expenses (exclusive of depreciation and amortization)	125,622	128,577	105,528
Depreciation and amortization	326,332	462,967	293,423
Gain on disposition of assets and investments	(75,941)	(6,057)	(5,474)
	1,491,618	1,674,495	1,435,056
Operating income	774,596	532,608	675,931
Other expense (income):
Loss on extinguishment of debt	2,012	270	115
Interest income	(2,584)	(2,315)	(2,115)
Interest expense	160,442	171,709	174,512
Equity in earnings of investee	(206)	(5,094)	(3,696)
	159,664	164,570	168,816
Income before income tax expense	614,932	368,038	507,115
Income tax expense	21,327	4,531	9,782
Net income	593,605	363,507	497,333
Net income attributable to non-controlling interest	5,916	1,072	1,073
Net income attributable to controlling interest	$587,689	$362,435	$496,260
Statements of Comprehensive Income
Net income	$593,605	$363,507	$497,333
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	108	(2,526)	231
Comprehensive income	593,713	360,981	497,564
Net income attributable to non-controlling interest	5,916	1,072	1,073
Comprehensive income attributable to controlling interest	$587,797	$359,909	$496,491

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2025, 2024 and 2023
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total
Balance, December 31, 2022	$—	$3,132,178	$(659)	$(1,944,018)	$—	$1,187,501
Contribution from parent	—	42,627	—	—	—	42,627
Reallocation of capital	—	(1,016)	—	—	397	(619)
Foreign currency translations	—	—	231	—	—	231
Net income	—	—	—	496,260	1,073	497,333
Dividend to parent	—	—	—	(516,240)	(1,056)	(517,296)
Balance, December 31, 2023	$—	$3,173,789	$(428)	$(1,963,998)	$414	$1,209,777
Contribution from parent	—	57,028	—	—	—	57,028
Reallocation of capital	—	(1,018)	—	—	1,018	—
Foreign currency translations	—	—	(2,526)	—	—	(2,526)
Net income	—	—	—	362,435	1,072	363,507
Dividend to parent	—	—	—	(584,192)	(1,655)	(585,847)
Balance, December 31, 2024	$—	$3,229,799	$(2,954)	$(2,185,755)	$849	$1,041,939
Contribution from parent	—	56,559	—	—	(199)	56,360
Verde Outdoor transaction	—	135,520	36	—	12,086	147,642
Reallocation of capital	—	(826)	—	—	826	—
Foreign currency translations	—	—	115	—	(7)	108
Net income	—	—	—	587,689	5,916	593,605
Dividend to parent	—	—	—	(813,776)	(6,278)	(820,054)
Balance, December 31, 2025	$—	$3,421,052	$(2,803)	$(2,411,842)	$13,193	$1,019,600

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$593,605	$363,507	$497,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	326,332	462,967	293,423
Non-cash compensation	33,959	44,525	22,649
Amortization included in interest expense	6,282	6,332	6,538
Gain on disposition of assets and investments	(75,941)	(6,057)	(5,474)
Loss on extinguishment of debt	2,012	270	115
Equity in earnings of investee	(206)	(5,094)	(3,696)
Deferred income (benefit) expense	(7,623)	(4,036)	2,384
Provision for doubtful accounts	9,414	8,770	12,737
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(15,510)	(43,000)	(28,744)
Prepaid expenses	(3,011)	(2,656)	1,087
Other assets	(13,120)	(7,424)	(3,363)
(Decrease) increase in:
Trade accounts payable	(773)	3,262	(307)
Accrued expenses	8,105	18,902	(1,708)
Operating lease liabilities	11,295	7,498	2,490
Other liabilities	(49,811)	(10,567)	(39,154)
Cash flows provided by operating activities	825,009	837,199	756,310
Cash flows from investing activities:
Capital expenditures	(180,800)	(125,284)	(178,271)
Acquisitions	(191,079)	(45,393)	(138,961)
Decrease in notes receivable	69	65	62
Proceeds from disposition of assets and investments	127,176	5,706	7,051
Cash flows used in investing activities	(244,634)	(164,906)	(310,119)
Cash flows from financing activities:
Proceeds received from revolving credit facility	442,000	783,000	403,000
Payments on revolving credit facility	(726,000)	(569,000)	(378,000)
Principal payments on long-term debt	(420)	(400)	(381)
Principal payments on financing leases	(1,331)	(1,331)	(1,331)
Proceeds received from senior credit facility term loans	698,250	—	—
Payment on senior credit facility term loans	(600,000)	(350,000)	—
Proceeds received from accounts receivable securitization program	174,400	86,400	114,900
Payments on accounts receivable securitization program	(174,400)	(86,400)	(114,900)
Debt issuance costs	(14,081)	(464)	(2,951)
Proceeds received from note offering	400,000	—	—
Distributions to non-controlling interest	(6,278)	(1,655)	(1,056)
Dividends to parent	(813,776)	(584,192)	(516,240)
Contributions from parent	56,360	57,028	42,627
Cash flows used in financing activities	(565,276)	(667,014)	(454,332)
Effect of exchange rate changes in cash and cash equivalents	252	(423)	127
Net increase (decrease) in cash and cash equivalents	15,351	4,856	(8,014)
Cash and cash equivalents at beginning of year	48,961	44,105	52,119
Cash and cash equivalents at end of year	$64,312	$48,961	$44,105
Supplemental disclosures of cash flow information:
Cash paid for interest	$148,329	$165,827	$168,011
Cash paid for state, federal, and foreign income taxes	$29,102	$8,505	$11,432
See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1) Description of the Business and Significant Accounting Policies

(a)Nature of Business

Lamar Media Corp. (“Lamar Media”) is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media is engaged in the outdoor advertising business operating approximately 159,300 outdoor advertising displays in 45 states and Canada. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

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

Lamar Media is party to the Amended and Restated Limited Partnership Agreement of Lamar LP as the initial limited partner, along with its wholly owned subsidiary, Lamar Advertising General Partner, LLC, as the general partner of Lamar LP (the "General Partner") and certain other limited partners. Lamar Media formed Lamar LP and contributed all of its assets to Lamar LP in connection with the Company's reorganization as a specific type of REIT known as an UPREIT in July 2022.

For each share of common stock the Company issues, Lamar LP issues a corresponding Common Unit to Lamar Media in exchange for the contributions of the proceeds from the stock issuance. At December 31, 2025, Lamar Media, together with the General Partner, owned 98.6% of the Common Units of Lamar LP. The remaining 1.4% of the Common Units are owned by unaffiliated investors and certain executives of the Company.

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 3, 5, 7, 10, 11, 12, 13, 14, 15, 16, 17, 18, 19, 20 and 22 and portions of note 1 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this filing are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.

(b)Principles of Consolidation

The accompanying consolidated financial statements include Lamar Media, its subsidiary, Lamar Advertising Limited Partnership, and Lamar Advertising Limited Partnership’s wholly owned subsidiaries, The Lamar Company, L.L.C., Lamar Central Outdoor, LLC, Lamar TRS Holdings, LLC, Lamar Advertising Southwest, LLC, Interstate Logos, L.L.C., Lamar Obie Company, LLC, Lamar Canadian Outdoor Company, Lamar QRS Receivables, LLC, Ashby Street Outdoor Holdings, LLC, Lamar-Fairway Blocker 1, LLC, Lamar-Fairway Blocker 2, LLC, Lamar Partnering Sponsor, LLC, SkyHigh Murals-Colossal Media, LLC and their majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

(2) Non-cash Financing and Investing Activities

For the year ended December 31, 2025, the Company had non-cash investing activities related to the acquisition of Verde Outdoor of $147,642. For the year ended December 31, 2024, the Company had non-cash investing activities that resulted in an increase to the asset retirement obligation balance and carrying value of the related property, plant and equipment in the amount of $215,899, related to the revision in estimate of the Company’s asset retirement obligation. For the years ended December 31, 2025, 2024 and 2023, there were non-cash investing and financing activities for the recognition of ROU assets and lease liabilities at lease commencement as disclosed in Note 7, “Leases”.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(3) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2025 and 2024:

	Estimated Life (Years)	2025		2024
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7—10	$764,018	$689,291	$732,098	$665,095
Non-competition agreement	3—15	73,249	67,318	71,960	66,894
Site locations	15	3,141,625	2,118,365	2,982,504	2,002,272
Other	2—15	52,899	43,456	52,215	42,383
		$4,031,791	$2,918,430	$3,838,777	$2,776,644
Unamortizable Intangible Assets:
Goodwill		$2,353,771	$252,666	$2,277,597	$252,666

The changes in the gross carrying amount of goodwill for the years ended December 31, 2025 and 2024 are as follows:

Balance as of December 31, 2023	$2,277,786
Purchase price adjustments and other	(189)
Balance as of December 31, 2024	$2,277,597
Goodwill acquired during the year	76,066
Purchase price adjustments and other	108
Balance as of December 31, 2025	$2,353,771

(4) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2025 and 2024:

	2025	2024
Payroll	$24,326	$27,871
Interest	28,704	22,837
Insurance Benefits	12,063	10,972
Accrued variable lease and contract expense	32,898	34,416
Non-cash compensation	11,691	16,404
Other	17,429	10,782
	$127,111	$123,282

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(5) Long-term Debt

Long-term debt consists of the following at December 31, 2025 and 2024:

	December 31, 2025
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$698,332	$9,691	$688,641
Accounts Receivable Securitization Program	250,000	396	249,604
3 3/4% Senior Notes	600,000	2,636	597,364
3 5/8% Senior Notes	550,000	4,624	545,376
4% Senior Notes	549,674	3,994	545,680
4 7/8% Senior Notes	400,000	2,405	397,595
5 3/8% Senior Notes	400,000	6,167	393,833
Other notes with various rates and terms	814	—	814
	3,448,820	29,913	3,418,907
Less current maturities	(250,440)	(396)	(250,044)
Long-term debt, excluding current maturities	$3,198,380	$29,517	$3,168,863

	December 31, 2024
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$883,474	$5,623	$877,851
Accounts Receivable Securitization Program	250,000	611	249,389
3 3/4% Senior Notes	600,000	3,802	596,198
3 5/8% Senior Notes	550,000	5,440	544,560
4% Senior Notes	549,595	4,854	544,741
4 7/8% Senior Notes	400,000	3,107	396,893
Other notes with various rates and terms	1,232	—	1,232
	3,234,301	23,437	3,210,864
Less current maturities	(250,417)	(611)	(249,806)
Long-term debt, excluding current maturities	$2,983,884	$22,826	$2,961,058

Long-term debt contractual maturities are as follows:

	Debt	Deferred financing costs	Debt, net of deferred financing costs
2026	$439	$—	$439
2027	$250,346	$396	$249,950
2028	$600,000	$4,936	$595,064
2029	$400,000	$2,405	$397,595
2030	$549,674	$3,994	$545,680
Thereafter	$1,648,361	$18,182	$1,630,179

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(6) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.

As of December 31, 2025 and 2024, there was a receivable to Lamar Advertising Company, its parent, in the amount of $825 and a payable of $77, respectively.

Effective December 31, 2025 and 2024, Lamar Advertising Company contributed $56,360 and $57,028, respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.

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

Summarized Balance Sheet as of December 31, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$52,917	$57,033	$349,273	$—	$459,223
Noncurrent assets	4,470,971	6,704,177	288,193	(5,007,353)	6,455,988
Current liabilities	53,031	462,330	267,118	—	782,479
Noncurrent liabilities	3,464,450	1,881,921	414,928	(648,167)	5,113,132
Non-controlling interest	—	13,691	(498)	—	13,193

Summarized Balance Sheet as of December 31, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$38,950	$52,617	$333,201	$—	$424,768
Noncurrent assets	4,302,475	6,368,402	297,831	(4,823,669)	6,145,039
Current liabilities	50,707	444,841	272,265	—	767,813
Noncurrent liabilities	3,249,628	1,738,404	384,695	(612,672)	4,760,055
Non-controlling interest	—	1,770	(921)	—	849

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Summarized Statements of Income and Comprehensive Income
for the Year Ended December 31, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$2,227,340	$39,492	$(618)	$2,266,214
Operating expenses (income)	—	1,447,263	44,973	(618)	1,491,618
Operating income (loss)	—	780,077	(5,481)	—	774,596
Net income (loss)	587,689	759,472	(18,111)	(735,445)	593,605
Net income (loss) attributable to controlling interest	587,689	754,671	(19,226)	(735,445)	587,689

Summarized Statements of Income and Comprehensive Income
for the Year Ended December 31, 2024

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$2,159,755	$49,840	$(2,492)	$2,207,103
Operating expenses (income)	—	1,626,780	50,207	(2,492)	1,674,495
Operating income (loss)	—	532,975	(367)	—	532,608
Net income (loss)	362,435	530,522	(10,804)	(518,646)	363,507
Net income (loss) attributable to controlling interest	362,435	529,937	(11,291)	(518,646)	362,435

Summarized Statements of Income and Comprehensive Income
for the Year Ended December 31, 2023

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$2,069,600	$44,068	$(2,681)	$2,110,987
Operating expenses (income)	—	1,392,389	45,348	(2,681)	1,435,056
Operating income (loss)	—	677,211	(1,280)	—	675,931
Net income (loss)	496,260	673,330	(16,393)	(655,864)	497,333
Net income (loss) attributable to controlling interest	496,260	672,943	(17,079)	(655,864)	496,260

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(8) Segment Reporting

The following table presents our financial performance by segment:

	2025	2024	2023
Net revenues:
Billboard	$2,013,850	$1,956,176	$1,877,823
Other	252,364	250,927	233,164
Total net revenues	$2,266,214	$2,207,103	$2,110,987

Advertising expenses:
Billboard	$897,148	$870,629	$852,912
Other	203,901	200,790	176,985
Total advertising expenses	$1,101,049	$1,071,419	$1,029,897

Segmented adjusted EBITDA:
Billboard adjusted EBITDA	$1,116,702	$1,085,547	$1,024,911
Other adjusted EBITDA	48,463	50,137	56,179
Corporate expenses (1)	(106,385)	(101,958)	(94,869)
Adjusted EBITDA	$1,058,780	$1,033,726	$986,221

(1)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

Reconciliation of adjusted EBITDA to income before income tax expense:

	2025	2024	2023
Adjusted EBITDA	$1,058,780	$1,033,726	$986,221
Non-cash compensation expense	(33,959)	(44,525)	(22,649)
Capitalized contract fulfillment costs, net	166	317	308
Depreciation and amortization	(326,332)	(462,967)	(293,423)
Gain on disposition of assets and investments	75,941	6,057	5,474
Equity in earnings of investee	206	5,094	3,696
Interest expense, net	(157,858)	(169,394)	(172,397)
Loss on debt extinguishment	(2,012)	(270)	(115)
Income (loss) before income tax expense	$614,932	$368,038	$507,115

SCHEDULE II

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2025, 2024 and 2023
(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2025
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$12,404	9,414	9,962	$11,856
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$3,402	3,567	—	$6,969
Year ended December 31, 2024
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$12,477	8,770	8,843	$12,404
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$5,333	—	1,931	$3,402
Year ended December 31, 2023
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$11,418	12,737	11,678	$12,477
Deducted in balance sheet from deferred tax assets:
Valuation allowance	$4,435	898	—	$5,333

SCHEDULE III

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Schedule of Real Estate and Accumulated Depreciation
December 31, 2025, 2024 and 2023
(In thousands)

Description(1)	Encumbrances	Initial Cost(2)	Gross Carrying Amount(3)	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
360,791 Displays	—	—	$4,332,192	$(2,893,554)	Various	Various	5 to 15 years

(1)No single asset exceeded 5% of the total gross carrying amount at December 31, 2025
(2)This information is omitted, as it would be impracticable to compile such information on a site-by-site basis
(3)Includes sites under construction

The following table summarizes activity for the Company’s real estate assets, which consists of advertising displays and the related accumulated depreciation.

	2025	2024	2023
Gross real estate assets:
Balance at the beginning of the year	$4,170,086	$3,883,556	$3,745,006
Capital expenditures on new advertising displays(4)	73,414	34,030	80,241
Capital expenditures on improvements/redevelopments of new/existing advertising displays	32,258	24,762	26,127
Capital expenditures other recurring(5)	37,958	253,950	42,703
Land acquisitions	39,263	8,719	24,064
Acquisition of advertising displays(6)	32,968	3,153	9,285
Assets sold or written-off	(55,236)	(35,777)	(44,442)
Foreign exchange	1,481	(2,307)	572
Balance at the end of the year	$4,332,192	$4,170,086	$3,883,556
Accumulated depreciation:
Balance at the beginning of the year	$2,797,682	$2,529,560	$2,440,956
Depreciation	134,641	300,855	124,072
Assets sold or written-off	(39,595)	(31,469)	(35,791)
Foreign exchange	826	(1,264)	323
Balance at the end of the year	$2,893,554	$2,797,682	$2,529,560

(4)Includes non-cash amounts of $1,424, $377 and $1,138 at December 31, 2025, 2024 and 2023, respectively
(5)Includes non-cash amounts of $11, $211,246 and $1,186 at December 31, 2025, 2024 and 2023, respectively. The 2024 amount relates to the revision in cost estimate included in the calculation of asset retirement obligations.
(6)Includes non-cash amounts of $5,802, $72 and $3,052 at December 31, 2025, 2024 and 2023, respectively

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lamar Advertising Company

None.

Lamar Media Corp.

None.
ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2025, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

Lamar Media Corp.

Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 90 of this combined Annual Report and is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s or Lamar Media’s internal control over financial reporting identified in connection with the evaluation of the Company’s and Lamar Media’s internal controls performed during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s or Lamar Media’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Lamar Advertising Company

None.

Lamar Media Corp.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Lamar Advertising Company

None.

Lamar Media Corp.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

We have adopted a Code of Business Conduct and Ethics (the “code of ethics”) that applies to all of our directors, officers and employees. The code of ethics is filed as an exhibit that is incorporated by reference into this Annual Report. In addition, if we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to any of our executive officers or directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

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

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

2(a)	Agreement and Plan of Merger by and between Lamar Advertising Company (the “Company”) and Lamar Advertising REIT Company dated August 27, 2014.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on September 2, 2014 and incorporated herein by reference.

3(a)	Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware effective as of November 18, 2014.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3(b)	Certificate of Merger, effective as of November 18, 2014.	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3(c)	Amended and Restated Bylaws of the Company, adopted as of November 18, 2014.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3(d)	Amended and Restated Certificate of Incorporation of Lamar Media.	Previously filed as Exhibit 3.2 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3(e)	Amended and Restated Bylaws of Lamar Media.
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

4(b)(1)	Indenture, dated as of February 6, 2020, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 3 3/4% Senior Notes due 2028.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

4(b)(2)	Form of 3 3/4% Senior Notes due 2028.
Previously filed with the Indenture dated February 6, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(b)(3)	Form of 3 3/4% Senior Exchange Notes due 2028.
Previously filed with the Indenture dated February 6, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

4(b)(4)	Supplemental Indenture to the Indenture dated as of January 26, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028.	Previously filed as Exhibit 4.2 to Lamar Advertising’s Quarterly Report for the period ended March 31, 2022 filed on May 5, 2022 and incorporated herein by reference.

4(b)(5)	Supplemental Indenture to the Indenture dated as of June 3, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028.	Previously filed as Exhibit 4.2 to Lamar Advertising’s Quarterly Report for the period ended June 30, 2022 filed on August 3, 2022 and incorporated herein by reference.

4(b)(6)	Supplemental Indenture to the Indenture dated as of May 14, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028.	Previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended June 30, 2024 filed on August 8, 2024 and incorporated herein by reference.

4(b)(7)	Supplemental Indenture to the Indenture dated as of July 1, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028.
Previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended September 30, 2024 filed on November 8, 2024 and incorporated herein by reference.

4(b)(8)	Supplemental Indenture to the Indenture dated as of December 6, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028.	Previously filed as Exhibit 4(e)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-36756) filed on February 20, 2025 and incorporated herein by reference

4(b)(9)	Supplemental Indenture to the Indenture dated as of November 7, 2025, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028.	Filed herewith.

4(c)(1)	Indenture, dated as of February 6, 2020, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 4% Senior Notes due 2030.	Previously filed as Exhibit 4.2 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

4(c)(2)	Form of 4% Senior Notes due 2030.
Previously filed with the Indenture dated February 6, 2020, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(c)(3)	Form of 4% Senior Exchange Notes due 2030.
Previously filed with the Indenture dated February 6, 2020, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

4(c)(4)	Supplemental Indenture to the Indenture dated as of January 26, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030.	Previously filed as Exhibit 4.3 to Lamar Advertising’s Quarterly Report for the period ended March 31, 2022 filed on May 5, 2022 and incorporated herein by reference.

4(c)(5)	Supplemental Indenture to the Indenture dated as of June 3, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030.	Previously filed as Exhibit 4.3 to Lamar Advertising’s Quarterly Report for the period ended June 30, 2022 filed on August 3, 2022 and incorporated herein by reference.

4(c)(6)	Supplemental Indenture to the Indenture dated as of May 14, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030.	Previously filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended June 30, 2024 filed on August 8, 2024 and incorporated herein by reference.

4(c)(7)	Supplemental Indenture to the Indenture dated as of July 1, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030.
Previously filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended September 30, 2024 filed on November 8, 2024 and incorporated herein by reference.

4(c)(8)	Supplemental Indenture to the Indenture dated as of December 6, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030.	Previously filed as Exhibit 4(f)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-36756) filed on February 20, 2025 and incorporated herein by reference.

4(c)(9)	Supplemental Indenture to the Indenture dated as of November 7, 2025, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030.	Filed herewith.

4(d)(1)	Indenture, dated as of May 13, 2020, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 4 7/8% Senior Notes due 2029.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2020 and incorporated herein by reference.

4(d)(2)	Form of 4 7/8% Senior Notes due 2029.	Previously filed with the Indenture dated May 13, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2020 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(d)(3)	Form of 4 7/8% Senior Exchange Notes due 2029.	Previously filed with the Indenture dated May 13, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 19, 2020 and incorporated herein by reference.

4(d)(4)	Supplemental Indenture to the Indenture dated as of January 26, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029.	Previously filed as Exhibit 4.4 to Lamar Advertising’s Quarterly Report for the period ended March 31, 2022 filed on May 5, 2022 and incorporated herein by reference.

4(d)(5)	Supplemental Indenture to the Indenture dated as of June 3, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029.

Previously filed as Exhibit 4.4 to Lamar Advertising’s Quarterly Report for the period ended June 30, 2022 filed on August 3, 2022 and incorporated herein by reference.

4(d)(6)	Supplemental Indenture to the Indenture dated as of May 14, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029.	Previously filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended June 30, 2024 filed on August 8, 2024 and incorporated herein by reference.

4(d)(7)	Supplemental Indenture to the Indenture dated as of July 1, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029.
Previously filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended September 30, 2024 filed on November 8, 2024 and incorporated herein by reference.

4(d)(8)	Supplemental Indenture to the Indenture dated as of December 6, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029.	Previously filed as Exhibit 4(g)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-36756) filed on February 20, 2025 and incorporated herein by reference.

4(d)(9)	Supplemental Indenture to the Indenture dated as of November 7, 2025, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029.	Filed herewith.

4(e)(1)
Indenture, dated as of January 22, 2021, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 3.625% Senior Notes due 2031.
Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on January 28, 2021 and incorporated herein by reference.

4(e)(2)	Form of 3.625% Senior Notes due 2031.
Previously filed with the Indenture dated January 22, 2021, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on January 28, 2021 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(e)(3)	Form of 3.625% Senior Exchange Notes due 2031.
Previously filed with the Indenture dated January 22, 2021, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on January 28, 2021 and incorporated herein by reference.

4(e)(4)	Supplemental Indenture to the Indenture dated as of January 26, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625% Senior Notes due 2031.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Quarterly Report for the period ended March 31, 2022 filed on May 5, 2022 and incorporated herein by reference.

4(e)(5)	Supplemental Indenture to the Indenture dated as of June 3, 2022, among Lamar Media, the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625% Senior Notes due 2031.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Quarterly Report for the period ended June 30, 2022 filed on August 3, 2022 and incorporated herein by reference.

4(e)(6)	Supplemental Indenture to the Indenture dated as of May 14, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625% Senior Notes due 2031.	Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended June 30, 2024 filed on August 8, 2024 and incorporated herein by reference.

4(e)(7)	Supplemental Indenture to the Indenture dated as of July 1, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625% Senior Notes due 2031.
Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended September 30, 2024 filed on November 8, 2024 and incorporated herein by reference.

4(e)(8)	Supplemental Indenture to the Indenture dated as of December 6, 2024, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625% Senior Notes due 2031.	Previously filed as Exhibit 4(h)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-36756) filed on February 20, 2025 and incorporated herein by reference.

4(e)(9)	Supplemental Indenture to the Indenture dated as of November 7, 2025, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625% Senior Notes due 2031.	Filed herewith.

4(f)(1)	Indenture, dated as of September 25, 2025, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, relating to Lamar Media’s 5.375% Senior Notes due 2033.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on October 1, 2025 and incorporated herein by reference.

4(f)(2)	Form of 5.375% Senior Notes due 2033.
Previously filed with the Indenture dated September 25, 2025, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on October 1, 2025 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
4(f)(3)	Supplemental Indenture to the Indenture dated as of November 7, 2025, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of September 25, 2025, relating to Lamar Media’s 5.375% Senior Notes due 2033.	Filed herewith.

4(g)	Agreement of Resignation, Appointment and Acceptance, dated as of June 14, 2021, by and among Lamar Media, as issuer, U.S. Bank National Association, as successor trustee, and The Bank of New York Mellon Trust Company, N.A., as resigning trustee.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on June 21, 2021 and incorporated herein by reference.

10(a)(1)*	Lamar Advertising Company 1996 Equity Incentive Plan, as amended and restated by the Board of Directors on December 12, 2019.
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

10(b)(2)*	Lamar Advertising Company 2019 Employee Stock Purchase Plan.	Previously filed as Exhibit 10.2 to Lamar Advertising’s Current Report on Form 8-K (File No. 1-36756) filed on June 5, 2019 and incorporated herein by reference.

10(c)(1)*	Lamar Deferred Compensation Plan (as amended and restated effective January 1, 2025).	Filed herewith.

10(c)(2)*	Form of Trust Agreement for the Lamar Deferred Compensation Plan.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2005 and incorporated herein by reference.

10(d)(1)*	Summary of Management Compensatory Arrangements, dated March 28, 2016.	Previously filed on the Company’s Current Report on Form 8-K (File No. 1-36756) filed on March 29, 2016 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(d)(2)*	Summary of Non-Management Director Compensatory Arrangements, dated May 26, 2016.	Previously filed on the Company’s Current Report on Form 8-K (File No. 1-36756) filed on May 31, 2016 and incorporated herein by reference.

10(e)(1)	Receivables Financing Agreement, dated December 18, 2018, by and among Lamar Media, as initial Servicer, Lamar TRS Receivables, LLC and Lamar QRS	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 21, 2018 and incorporated herein by reference.

10(e)(2)	Purchase and Sale Agreement, dated December 18, 2018, by and among certain subsidiaries of Lamar Media, Lamar Media, as initial Servicer, and Lamar QRS Receivables, LLC as Buyer.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 21, 2018 and incorporated herein by reference.

10(e)(3)	Purchase and Sale Agreement, dated December 18, 2018, by and among certain subsidiaries of Lamar Media, Lamar Media, as initial Servicer, and Lamar TRS Receivables, LLC as Buyer.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 21, 2018 and incorporated herein by reference.

10(e)(4)	Performance Guaranty of Lamar Media dated December 18, 2018 in favor of PNC Bank, National Association.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on December 21, 2018 and incorporated herein by reference.

10(e)(5)	First Amendment to the Receivables Financing Agreement, dated as of February 6, 2020, by and among Lamar Media as initial Servicer, Lamar TRS Receivables, LLC and Lamar QRS Receivables, LLC as borrowers and PNC Bank, National Association as Administrative Agent and Lender.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10(e)(6)	First Amendment to the Purchase and Sale Agreement, dated as of February 6, 2020, by and among certain subsidiaries of Lamar Media, Lamar Media as initial Servicer, and Lamar QRS Receivables, LLC as Buyer.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10(e)(7)	First Amendment to the Purchase and Sale Agreement, dated as of February 6, 2020, by and among certain subsidiaries of Lamar Media, Lamar Media as initial Servicer, and Lamar TRS Receivables, LLC as Buyer.	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

10(e)(8)	Second Amendment to the Receivables Financing Agreement, dated as of May 6, 2020, by and among Lamar Media as Servicer, Lamar TRS Receivables, LLC and Lamar QRS Receivables, LLC as borrowers and PNC Bank, National Association as Administrative Agent and Lender.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (File No. 1-36756) filed on August 6, 2020 and incorporated herein by reference.

10(e)(9)	Second Amendment to the Purchase and Sale Agreement, dated as of May 6, 2020, by and among certain subsidiaries of Lamar Media. as originators, Lamar Media as Servicer, and Lamar QRS Receivables, LLC as Buyer, and consented to by PNC Bank, National Association, as Administrative Agent.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (File No. 1-36756) filed on August 6, 2020 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(e)(10)	Third Amendment to the Receivables Financing Agreement, dated as of June 30, 2020, among Lamar Media, as Initial Servicer, Lamar TRS Receivables, LLC and Lamar QRS Receivables, LLC as borrowers, and PNC Bank, National Association, as Administrative Agent and a Lender.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on July 6, 2020 and incorporated herein by reference.

10(e)(11)	Fourth Amendment to the Receivables Financing Agreement, dated as of October 23, 2020, among Lamar Media, as Initial Servicer, Lamar TRS Receivables, LLC and Lamar QRS Receivables, LLC as borrowers, and PNC Bank, National Association, as Administrative Agent and a Lender.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on October 26, 2020 and incorporated herein by reference.

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

10(e)(13)	Sixth Amendment to the Receivables Financing Agreement, dated as of June 24, 2022, among Lamar Media, as Initial Servicer, the SPEs, as Borrowers, and PNC Bank, National Association, as Administrative Agent and a Lender. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on June 30, 2022 and incorporated herein by reference.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on June 30, 2022 and incorporated herein by reference.

10(e)(14)	Seventh Amendment to the Receivables Financing Agreement, dated as of October 15, 2024, among Lamar Media, as Initial Servicer, the SPEs, as Borrowers, and PNC Bank, National Association, as Administrative Agent and a Lender.	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-36756) filed on October 21, 2024 and incorporated herein by reference.

10(e)(15)	Joinder Agreement, dated as of July 1, 2024, to the Fourth Amended and Restated Credit Agreement dated as of February 6, 2020 (as amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and North Carolina Logos, LLC.
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

10(f)(29)	Fourth Amended and Restated Credit Agreement, dated as of February 6, 2020, by and among Lamar Media, the Subsidiary Guarantors named therein, the Lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on February 12, 2020 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(f)(30)	Joinder Agreement, dated as of March 17, 2022, to the Fourth Amended and Restated Credit Agreement dated as of February 6, 2020 (as amended by that certain Amendment No. 1, dated as of July 2, 2021, and as further amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Sky High Murals-Colossal Media, Inc.	Previously filed as Exhibit 10.1 to Lamar Advertising’s Quarterly Report for the period ended March 31, 2022 filed on May 5, 2022 and incorporated herein by reference.

10(f)(31)	Joinder Agreement, dated as of June 7, 2022, to the Fourth Amended and Restated Credit Agreement dated as of February 6, 2020 (as amended by that certain Amendment No. 1, dated as of July 2, 2021, and as further amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Advertising Limited Partnership, Lamar Advertising General Partner, and Sky High Murals-Colossal Media, LLC.	Previously filed as Exhibit 10.1 to Lamar Advertising’s Quarterly Report for the period ended June 30, 2022 filed on August 3, 2022 and incorporated herein by reference.

10(f)(32)	Amendment No. 2, dated as of July 29, 2022 to the Fourth Amended and Restated Credit Agreement dated February 6, 2020, by and among Lamar Media, as Borrower, the Company, Lamar Media’s subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and certain lenders from time to time party thereto.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on August 3, 2022 and incorporated herein by reference.

10(f)(33)	Amendment No. 3, dated as of April 26, 2023 to the Fourth Amended and Restated Credit Agreement dated February 6, 2020, by and among Lamar Media, as Borrower, the Company, Lamar Media's subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and certain lenders from time to time party thereto.	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-36756) filed on May 5, 2023 and incorporated herein by reference.

10(f)(34)	Amendment No. 4, dated as of July 31, 2023 to the Fourth Amended and Restated Credit Agreement dated February 6, 2020, by and among Lamar Media, as Borrower, the Company, Lamar Media's subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and certain lenders from time to time party thereto.	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-36756) filed on August 2, 2023 and incorporated herein by reference.

10(f)(35)	Joinder Agreement, dated as of May 14, 2024, to the Fourth Amended and Restated Credit Agreement dated as of February 6, 2020 (as amended by that certain Amendment No. 1, dated as of July 2, 2021, and as further amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and Alabama Logos, LLC.	Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended June 30, 2024 filed on August 8, 2024 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10(f)(36)	Joinder Agreement, dated as of December 6, 2024, to the Fourth Amended and Restated Credit Agreement dated as of February 6, 2020 (as amended by that certain Amendment No. 1, dated as of July 2, 2021, and as further amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and OBCM, LLC.
Previously filed as Exhibit 10(f)(36) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-36756) filed on February 20, 2025 and incorporated herein by reference.

10(f)(37)	Amendment No. 5, dated as of September 23, 2025 to the Fourth Amended and Restated Credit Agreement dated February 6, 2020, by and among Lamar Media, as Borrower, the Company, Lamar Media’s subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and certain lenders from time to time party thereto.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on September 24, 2025 and incorporated herein by reference.

10(f)(38)	Joinder Agreement, dated as of December 6, 2024, to the Fourth Amended and Restated Credit Agreement dated as of February 6, 2020 (as amended by that certain Amendment No. 1, dated as of July 2, 2021, and as further amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and Arkansas Logos, LLC.	Filed herewith.

10(g)(1)	Amended and Restated Limited Partnership Agreement of Lamar Advertising Limited Partnership, dated July 1, 2022.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on July 7, 2022 and incorporated herein by reference.

10(g)(2)*	Form of 2022 LTIP Unit Award Agreement.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on July 7, 2022 and incorporated herein by reference.

10(g)(3)*	Form of 2023 LTIP Unit Award Agreement.	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-36756) filed on March 2, 2023 and incorporated herein by reference.

10(g)(4)*	Form of 2024 LTIP Unit Award Agreement.	Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-36756) for the period ended March 31, 2024 filed on May 2, 2024 and incorporated herein by reference.

10(l)*	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company, dated as of November 18, 2014.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

14(a)	Lamar Advertising Company Code of Business Conduct and Ethics.	Previously filed as Exhibit 14(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-36756) filed on February 24, 2023 and incorporated herein by reference.

19	Lamar Advertising Policy on Securities Trading and Inside Information.	Previously filed as Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-36756) filed on February 20, 2025 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
21(a)	Subsidiaries of the Company.	Filed herewith.

22(a)	Subsidiary guarantors of Lamar Media.	Filed herewith.

23(a)	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

31(b)	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

97	Compensation Recovery Policy	Previously filed as Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-36756) filed on February 23, 2024 and incorporated herein by reference.

101
The following materials from the combined Annual Report of the Company and Lamar Media Corp. on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024 of the Company and Lamar Media, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023 of the Company and Lamar Media, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023 of the Company and Lamar Media, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 of the Company and Lamar Media, and (v) Notes to Consolidated Financial Statements of the Company and Lamar Media.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Denotes management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR ADVERTISING COMPANY

February 20, 2026	By:	/s/ Sean E. Reilly
Sean E. Reilly
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Reilly	President and Chief Executive Officer (Principal Executive Officer)	February 20, 2026
Sean E. Reilly

/s/ Jay L. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2026
Jay L. Johnson

/s/ Kevin P. Reilly, Jr.	Executive Chairman and Director	February 20, 2026
Kevin P. Reilly, Jr.

/s/ Wendell S. Reilly	Director	February 20, 2026
Wendell S. Reilly

/s/ Stephen P. Mumblow	Director	February 20, 2026
Stephen P. Mumblow

/s/ Mitchell Landrieu	Director	February 20, 2026
Mitchell Landrieu

/s/ Marshall A. Loeb	Director	February 20, 2026
Marshall A. Loeb

/s/ Thomas Reifenheiser	Director	February 20, 2026
Thomas Reifenheiser

/s/ Anna Reilly	Director	February 20, 2026
Anna Reilly

/s/ John E. Koerner, III	Director	February 20, 2026
John E. Koerner, III

/s/ Elizabeth Thompson	Director	February 20, 2026
Elizabeth Thompson

/s/ Nancy Fletcher	Director	February 20, 2026
Nancy Fletcher

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

February 20, 2026	By:	/s/ Sean E. Reilly
Sean E. Reilly
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	Executive Chairman and Director	February 20, 2026
Kevin P. Reilly, Jr.

/s/ Sean E. Reilly	President and Chief Executive Officer (Principal Executive Officer)	February 20, 2026
Sean E. Reilly

/s/ Jay L. Johnson	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	February 20, 2026
Jay L. Johnson

/s/ Lee Kantrow, Jr.	Executive Vice President of Business Development	February 20, 2026
Lee Kantrow, Jr.