Form 10-Q
period 2026-03-31
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2026-05-07
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ¨☐    No  ☒
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ¨☐    No  ☒
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of May 1, 2026: 87,055,016
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of May 1, 2026: 14,420,085
The number of shares of Lamar Media Corp. common stock outstanding as of May 1, 2026: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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
•stock price;
•expected timing and amount of distributions to our stockholders; and
•our ability to remain qualified as a Real Estate Investment Trust (“REIT”).

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the actual results, performance or achievements of Lamar Advertising Company (referred to herein as the “Company” or “Lamar Advertising”) or Lamar Media Corp. (referred to herein as “Lamar Media”) to differ materially from those expressed or implied by the forward-looking statements:

•the state of the economy and financial markets generally and their effects on the markets in which we operate and the broader demand for advertising including economic changes that may result from new or increased tariffs, trade restrictions or geopolitical tensions, including war and armed conflicts;
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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2025 of the Company and Lamar Media (the “2025 Combined Form 10-K”), filed on February 20, 2026, and as such risk factors may be further updated or supplemented, from time to time, in our future combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,273	$64,812
Receivables, net of allowance for doubtful accounts of $12,372 and $11,856 in 2026 and 2025, respectively	323,555	341,222
Other current assets	63,561	53,689
Total current assets	426,389	459,723
Property, plant and equipment	4,799,487	4,766,872
Less accumulated depreciation and amortization	(3,119,127)	(3,087,972)
Net property, plant and equipment	1,680,360	1,678,900
Operating lease right of use assets	1,504,048	1,504,170
Financing lease right of use assets	4,765	5,478
Goodwill	2,111,219	2,111,257
Intangible assets, net	1,127,541	1,113,829
Other assets	59,026	58,597
Total assets	$6,913,348	$6,931,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$15,953	$16,469
Current maturities of long-term debt, net of deferred financing costs of $342 and $396 in 2026 and 2025, respectively	242,206	250,044
Current operating lease liabilities	197,242	232,457
Current financing lease liabilities	1,331	1,331
Accrued expenses	113,206	138,675
Deferred income	165,036	155,067
Total current liabilities	734,974	794,043
Long-term debt, net of deferred financing costs of $27,465 and $29,517 in 2026 and 2025, respectively	3,252,856	3,168,863
Operating lease liabilities	1,250,303	1,254,080
Financing lease liabilities	11,619	11,952
Deferred income tax liabilities	2,191	749
Asset retirement obligation	626,541	624,925
Other liabilities	53,170	52,563
Total liabilities	5,931,654	5,907,175
Stockholders’ equity:
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2026 and 2025	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized; 89,439,244 and 89,249,234 shares issued at 2026 and 2025, respectively; 87,055,016 and 86,910,542 outstanding at 2026 and 2025, respectively	89	89
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2026 and 2025	14	14
Additional paid-in capital	2,376,681	2,350,546
Accumulated comprehensive loss	(3,244)	(2,803)
Accumulated deficit	(1,167,061)	(1,105,651)
Cost of shares held in treasury, 2,384,228 and 2,338,692 shares at 2026 and 2025, respectively	(236,692)	(230,609)
Non-controlling interest	11,907	13,193
Stockholders’ equity	981,694	1,024,779
Total liabilities and stockholders’ equity	$6,913,348	$6,931,954

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Statements of Income
Net revenues	$528,004	$505,430
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	183,315	179,997
General and administrative expenses (exclusive of depreciation and amortization)	97,575	94,992
Corporate expenses (exclusive of depreciation and amortization)	31,714	31,172
Depreciation and amortization	81,939	77,821
Gain on disposition of assets and investments	(12,602)	(69,785)
	381,941	314,197
Operating income	146,063	191,233
Other (income) expense:
Interest income	(371)	(492)
Interest expense	40,539	38,332
Equity in earnings of investee	—	(380)
	40,168	37,460
Income before income tax expense	105,895	153,773
Income tax expense	4,050	14,544
Net income	101,845	139,229
Net income attributable to non-controlling interest	558	474
Net income attributable to controlling interest	101,287	138,755
Cash dividends declared and paid on preferred stock	91	91
Net income applicable to common stock	$101,196	$138,664
Earnings per share:
Basic earnings per share	$1.00	$1.35
Diluted earnings per share	$1.00	$1.35
Cash dividends declared per share of common stock	$1.60	$1.55
Weighted average common shares outstanding used in computing earnings per share:
Weighted average common shares outstanding - Basic	101,373,840	102,437,911
Weighted average common shares outstanding - Diluted	101,451,145	102,797,307
Statements of Comprehensive Income
Net income	$101,845	$139,229
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(448)	(321)
Comprehensive income	101,397	138,908
Net income attributable to non-controlling interest	558	474
Comprehensive income attributable to controlling interest	$100,839	$138,434

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2025	$—	$89	$14	$(230,609)	$2,350,546	$(2,803)	$(1,105,651)	$13,193	$1,024,779
Stock-based compensation	—	—	—	—	4,649	—	—	—	4,649
Issuance of 128,525 shares of common stock through stock awards	—	—	—	—	16,424	—	—	—	16,424
Exercise of 22,325 shares of stock options	—	—	—	—	1,804	—	—	—	1,804
Issuance of 37,900 shares of common stock through employee purchase plan	—	—	—	—	3,999	—	—	—	3,999
Purchase of 45,536 shares of treasury stock	—	—	—	(6,083)	—	—	—	—	(6,083)
Foreign currency translation	—	—	—	—	—	(448)	—	—	(448)
Issuance of 1,260 shares of common stock through redemption of common units of Lamar Advertising Limited Partnership	—	—	—	—	11	—	—	(11)	—
Net income	—	—	—	—	—	—	101,287	558	101,845
Reallocation of capital	—	—	—	—	(752)	7	—	745	—
Dividends ($1.60 per common share) and other distributions	—	—	—	—	—	—	(162,606)	(2,578)	(165,184)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2026	$—	$89	$14	$(236,692)	$2,376,681	$(3,244)	$(1,167,061)	$11,907	$981,694

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2024	$—	$89	$14	$(72,688)	$2,159,292	$(2,954)	$(1,036,582)	$849	$1,048,020
Stock-based compensation	—	—	—	—	3,993	—	—	—	3,993
Issuance of 168,450 shares of common stock through stock awards	—	—	—	—	22,235	—	—	—	22,235
Exercise of 6,950 shares of stock options	—	—	—	—	411	—	—	—	411
Issuance of 42,204 shares of common stock through employee purchase plan	—	—	—	—	4,082	—	—	—	4,082
Purchase of 224,572 shares of treasury stock	—	—	—	(26,368)	—	—	—	—	(26,368)
Foreign currency translation	—	—	—	—	—	(321)	—	—	(321)
Net income	—	—	—	—	—	—	138,755	474	139,229
Reallocation of capital	—	—	—	—	(826)	—	—	826	—
Dividends ($1.55 per common share) and other distributions	—	—	—	—	—	—	(159,067)	(553)	(159,620)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2025	$—	$89	$14	$(99,056)	$2,189,187	$(3,275)	$(1,056,985)	$1,596	$1,031,570

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$101,845	$139,229
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	81,939	77,821
Stock-based compensation	11,203	10,577
Amortization included in interest expense	1,693	1,523
Gain on disposition of assets and investments	(12,602)	(69,785)
Equity in earnings of investee	—	(380)
Deferred tax expense (benefit)	1,778	(8,268)
Provision for doubtful accounts	2,177	1,195
Changes in operating assets and liabilities
Decrease (increase) in:
Receivables	15,461	25,469
Prepaid expenses	(1,912)	(6,332)
Other assets	(9,004)	(12,984)
Increase (decrease) in:
Trade accounts payable	4,194	2,250
Accrued expenses	(21,054)	(6,907)
Operating lease liabilities	(36,274)	(31,763)
Other liabilities	7,946	6,100
Cash flows provided by operating activities	147,390	127,745
Cash flows from investing activities:
Acquisitions	(58,584)	(22,143)
Capital expenditures	(33,140)	(29,887)
Proceeds from disposition of assets and investments	12,330	117,456
Cash flows (used in) provided by investing activities	(79,394)	65,426
Cash flows from financing activities:
Cash used for purchase of treasury stock	(6,083)	(26,368)
Net proceeds from issuance of common stock	5,803	4,493
Principal payments on long-term debt	(133)	(103)
Principal payments on financing leases	(333)	(333)
Payments on revolving credit facility	—	(200,000)
Proceeds received from revolving credit facility	80,000	202,000
Payments on accounts receivable securitization program	(75,000)	(26,500)
Proceeds received from accounts receivable securitization program	67,100	—
Debt issuance costs	494	—
Distributions to non-controlling interest	(2,578)	(553)
Dividends/distributions	(162,697)	(159,158)
Cash flows used in financing activities	(93,427)	(206,522)
Effect of exchange rate changes in cash and cash equivalents	(108)	7
Net decrease in cash and cash equivalents	(25,539)	(13,344)
Cash and cash equivalents at beginning of period	64,812	49,461
Cash and cash equivalents at end of period	$39,273	$36,117
Supplemental disclosures of cash flow information:
Cash paid for interest	$33,460	$36,937
Cash paid for foreign, state and federal income taxes	$2,934	$7,032

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

(1) Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2025 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.

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
For each share of common stock the Company issues, Lamar LP issues a corresponding Common Unit to Lamar Media in exchange for the contributions of the proceeds from the stock issuance. At March 31, 2026, Lamar Media, together with the General Partner, owned 98.5% of the Common Units of Lamar LP. The remaining 1.5% of the Common Units are owned by unaffiliated investors and certain executives of the Company.

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

Deferred revenues: We record deferred revenues when cash payments are received or due in advance of our performance obligation. The term between invoicing and when a payment is due is not significant. For certain services we require payment before the products or services are delivered to the customer. The balance of deferred income is considered short-term and will be recognized in revenue within twelve months.

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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
The following table presents our disaggregated revenue by source for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Billboard advertising	$468,624	$444,897
Logo advertising	23,005	21,638
Transit advertising	36,375	38,895
Net revenues	$528,004	$505,430

(3) Leases

During the three months ended March 31, 2026 and 2025, we had operating lease costs of $86,064 and $82,131, respectively, and variable lease costs of $14,903 and $13,932, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). For the three months ended March 31, 2026 and 2025, we recorded a (gain) loss of $(330) and $21, respectively, in (gain) loss on disposition of assets and investments related to the amendment and termination of lease agreements. Cash payments of $119,045 and $112,596 were made reducing our operating lease liabilities for the three months ended March 31, 2026 and 2025, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets ("ROU assets") or lease liabilities for agreements with a term of twelve months or less. We recorded $2,803 and $2,634 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended March 31, 2026 and 2025, respectively.

Our operating leases have a weighted-average remaining lease term of 13.1 years. The weighted-average discount rate of our operating leases is 5.3%. Also, during the three months ended March 31, 2026 and 2025, we obtained $12,750 and $4,326, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.

The following is a summary of the maturities of our operating lease liabilities as of March 31, 2026:

2026	$174,379
2027	229,197
2028	198,895
2029	176,660
2030	150,072
Thereafter	1,139,235
Total undiscounted operating lease payments	2,068,438
Less: Imputed interest	(620,893)
Total operating lease liabilities	$1,447,545

During the three months ended March 31, 2026 and 2025, $713 of amortization expense for each period and $99 and $110, respectively, of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. Cash payments of $333 were made reducing our financing lease liabilities for each of the three months ended March 31, 2026 and 2025, and are included in cash flows used in financing activities in the Condensed Consolidated Statements of Cash Flows. Our financing leases have a weighted-average remaining lease term of 1.7 years and a weighted-average discount rate of 3.1%.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore they are no longer accounted for as leases. For the three months ended March 31, 2026 and 2025, non-lease transit costs were $20,337 and $23,448, respectively. These transit expenses are recorded in direct advertising expenses (exclusive of depreciation and amortization) on the Condensed Consolidated Statements of Income and Comprehensive Income.

(4) Stock-Based Compensation

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company had 9,000 granted options of its Class A common stock during the three months ended March 31, 2026. At March 31, 2026, a total of 936,454 shares were available for future grant.

Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available for issuance under the 2019 ESPP was automatically increased by 86,910 shares on January 1, 2026 pursuant to the automatic increase provisions of the 2019 ESPP.

The following is a summary of 2019 ESPP share activity for the three months ended March 31, 2026:

Shares
Available for future purchases, January 1, 2026	166,439
Additional shares reserved under 2019 ESPP	86,910
Purchases	(37,900)
Available for future purchases, March 31, 2026	215,449

Stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Plan based on certain Company performance measures for fiscal year 2026. The number of shares to be issued, if any, are generally dependent on the level of achievement of those performance as determined by the Company’s Compensation Committee based on our 2026 results and are issued in the first quarter of 2027. The shares subject to these awards generally can range from a minimum of 0% to a maximum of 120% of the target number of shares depending on the level at which the goals are attained. Under the 1996 Plan, the Company's Compensation Committee may also award additional shares in its discretion based on other factors, which awards, if any, will also be issued in the first quarter of 2027. For the three months ended March 31, 2026 and 2025, the Company recorded $6,453 and $6,518, respectively, as stock-based compensation expense.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
LTIP Units. In addition to stock compensation, the Company may issue LTIP Units of Lamar LP, a subsidiary of the Company and Lamar Media, to certain officers, employees and directors under the 1996 Plan. Such LTIP Units are subject to vesting and forfeiture conditions based on performance criteria approved by the Compensation Committee, which generally mirrors the performance criteria applicable to the Company's performance-based compensation, as described above. The Compensation Committee may also make discretionary grants of LTIP Units based on other factors. LTIP Units are a class of units intended to qualify as “profits interests” of Lamar LP. The LTIP Units convert into Common Units of Lamar LP upon the occurrence of certain events. Common Units are redeemable by the holder for a cash amount per Common Unit equal to the market value of an equivalent number of shares of common stock of the Company. At the Company's option, in lieu of cash, the redemption obligation may be satisfied by issuing shares of the Company's Class A common stock in exchange for Common Units tendered for redemption. During the three months ended March 31, 2026, 1,260 Common Units (which had originally been issued as LTIP Units) were redeemed for the Company's Class A common stock. As of March 31, 2026, Lamar LP has a total of 459,611 LTIP Units issued and outstanding to the Company’s executive officers, of which 315,611 LTIP Units have vested. For the three months ended March 31, 2026 and 2025, the Company recorded $3,021 and $2,421, respectively, as stock-based compensation expense related to these LTIP Units.

Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on the grant date and 50% on the last day of the directors' one year term. For the three months ended March 31, 2026 and 2025, the Company recorded $101 and $65, respectively, in stock-based compensation expense related to these awards.

(5) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three Months Ended March 31,
	2026	2025
Direct advertising expenses	$74,637	$71,783
General and administrative expenses	680	1,313
Corporate expenses	6,622	4,725
	$81,939	$77,821

(6) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at March 31, 2026 and December 31, 2025:

	Estimated Life (Years)	March 31, 2026		December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$769,244	$694,471	$764,018	$689,291
Non-competition agreements	3—15	73,468	67,561	73,249	67,318
Site locations	15	3,186,366	2,149,259	3,141,624	2,118,365
Other	2—15	53,563	43,809	53,446	43,534
		$4,082,641	$2,955,100	$4,032,337	$2,918,508
Unamortizable intangible assets:
Goodwill		$2,364,755	$253,536	$2,364,793	$253,536

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(7) Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement costs, if applicable, as related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2025	$624,925
Additions to asset retirement obligations	1,515
Accretion expense	2,832
Liabilities settled	(2,731)
Balance at March 31, 2026	$626,541

(8) Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of March 31, 2026 and December 31, 2025, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $4,711,039 and $4,719,610, respectively.

As of March 31, 2026, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of March 31, 2026, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of March 31, 2026 and December 31, 2025, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $3,461,519 and $3,470,089, respectively.

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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(10) Long-Term Debt

Long-term debt consists of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$778,394	$8,708	$769,686
Accounts Receivable Securitization Program	242,100	342	241,758
3 3/4% Senior Notes	600,000	2,337	597,663
3 5/8% Senior Notes	550,000	4,415	545,585
4% Senior Notes	549,694	3,773	545,921
4 7/8% Senior Notes	400,000	2,223	397,777
5 3/8% Senior Notes	400,000	6,009	393,991
Other notes with various rates and terms	2,681	—	2,681
	3,522,869	27,807	3,495,062
Less current maturities	(242,548)	(342)	(242,206)
Long-term debt, excluding current maturities	$3,280,321	$27,465	$3,252,856

	December 31, 2025
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$698,332	$9,691	$688,641
Accounts Receivable Securitization Program	250,000	396	249,604
3 3/4% Senior Notes	600,000	2,636	597,364
3 5/8% Senior Notes	550,000	4,624	545,376
4% Senior Notes	549,674	3,994	545,680
4 7/8% Senior Notes	400,000	2,405	397,595
5 3/8% Senior Notes	400,000	6,167	393,833
Other notes with various rates and terms	814	—	814
	3,448,820	29,913	3,418,907
Less current maturities	(250,440)	(396)	(250,044)
Long-term debt, excluding current maturities	$3,198,380	$29,517	$3,168,863

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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
On September 23, 2025, Lamar Media entered into Amendment No. 5 (the “Amendment No. 5”, and together with the Amendment, Amendment No. 2, Amendment No. 3 and Amendment No. 4, the “Amendments”) to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. Amendment No. 5 established the Term B loans as a new class of incremental term loans. Lamar Media borrowed all $700,000 in Term B loans on September 23, 2025. Proceeds from the Term B loans were used to repay $600,000 in Term B loans previously outstanding, with the remainder used to repay a portion of the outstanding balance on the revolving credit facility. The Term B loans will mature on September 23, 2032 (or if such day is not a Business Day, the next Business Day) and the entire principal amount of the Term B loans then outstanding, together with all accrued and unpaid interest on the Term B loans, will be due and payable on such date. The Term B loans bear interest at rates based on the Adjusted Term SOFR Rate (“Term Benchmark Term B Loans”) or the Adjusted Base Rate (“Base Rate Term B Loans”) at Lamar Media’s option. For purposes of the Term B Loans, the “Adjusted Term SOFR Rate” is a rate per annum equal to the Term SOFR Rate for the applicable interest period, plus 0.00%. Term Benchmark Term B Loans bear interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50% and Base Rate Term B Loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50%. The covenants, events of default and other terms of the senior credit facility (all of which are unchanged by Amendment No. 5) apply to the Term B loans.

As of March 31, 2026, there were $80,000 borrowings outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $7,765 in letters of credit outstanding as of March 31, 2026 resulting in $662,235 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity.

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

Accounts Receivable Securitization Program

On December 18, 2018, Lamar Media entered into a $175,000 Receivables Financing Agreement (the “Receivables Financing Agreement”) with its wholly-owned special purpose entities, Lamar QRS Receivables, LLC and Lamar TRS Receivables, LLC (the “Special Purpose Subsidiaries”) (the "Accounts Receivable Securitization Program"). The Accounts Receivable Securitization Program is limited to the availability of eligible accounts receivable collateralizing the borrowings under the agreements governing the Accounts Receivable Securitization Program.

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

As of March 31, 2026, there were $242,100 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability for borrowing under the Accounts Receivable Securitization Program as of March 31, 2026. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the three months ended March 31, 2026.

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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Exchange Offers

In October 2020, the Company completed a subsequent exchange offer with respect to each of the 4% Notes, 3 3/4% Notes, and 4 7/8% Notes, in each case, for substantially identical notes registered under the Securities Act of 1933, as amended. In September 2021, the Company completed a subsequent exchange offer with respect to the 3 5/8% Notes for substantially identical notes registered under the Securities Act of 1933, as amended. The Company will not complete a subsequent exchange offer with respect to the 5 3/8% Senior Notes issued in September 2025.

Debt Repurchase Program

The Company’s Board of Directors has authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On February 26, 2026, the Board of Directors authorized the extension of the repurchase program through September 30, 2027. There were no repurchases under the program as of March 31, 2026.

(11) Fair Value of Financial Instruments

At March 31, 2026 and December 31, 2025, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,427,007 which does not exceed the carrying amount of $3,522,869 as of March 31, 2026. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

(12) Investments

On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, Inc. ("Vistar"), a leading global provider of programmatic technology for the digital out-of-home sector. On February 3, 2025, T-Mobile USA, Inc. acquired 100% of Vistar (the "Sale"). In connection with the closing of the Sale, the Company has received $123,859 in total cash consideration for the sale of its 20% equity interest in Vistar. Up to an additional $6,339 of consideration for the Sale may be received by the Company in the future, upon release of the remaining purchase price for the Sale from escrow in connection with satisfaction of certain post-closing conditions. During the three months ended March 31, 2026 and 2025, the Company recognized a gain of $7,978 and $67,659 related to the transaction, respectively. An income tax expense of $1,969 and $13,148 was recorded during the three months ended March 31, 2026 and 2025, respectively, as a result of the Sale.

(13) New Accounting Pronouncements

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which addresses technical issues to clarify, correct, and improve US GAAP without major overhaul. The key changes involve clarifying diluted earnings per share during losses, refining lease disclosures, and refining treasury stock retirement methods. This guidance is effective for public entities for fiscal years beginning after December 15, 2026. The Company does not anticipate the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(14) Dividends/Distributions

During the three months ended March 31, 2026 and 2025, the Company declared and paid cash distributions to Class A and Class B common stockholders in an aggregate amount of $162,606 and $159,067, respectively, or $1.60 and $1.55 per common share of the Company, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in its existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of general economic conditions on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three months ended March 31, 2026 and 2025, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share for each period.

(15) Information About Geographic Areas

Revenues from external customers attributable to foreign countries totaled $3,414 and $8,360 for the three months ended March 31, 2026 and 2025, respectively. Net carrying value of long-lived assets located in foreign countries totaled $9,104 and $9,653 as of March 31, 2026 and December 31, 2025, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.

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

As of March 31, 2026, no shares of our Class A common stock were sold under the 2024 Sales Agreement and accordingly $400,000 remained available to be sold under the 2024 Sales Agreement.

Shelf Registration. On July 24, 2024, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. The shelf registration statement replaced a prior shelf registration statement which expired. As of March 31, 2026, the Company has not issue any shares under its shelf registration statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Stock Repurchase Program. Prior to May 15, 2025, the Company’s Board of Directors had authorized the repurchase of up to $250,000 of the Company's Class A common stock. On May 15, 2025, the Company's Board of Directors approved the increase of the amount authorized under the Stock Repurchase Program by $150,000, bringing the total amount authorized under the Program to $400,000. On February 26, 2026, the Board of Directors authorized the extension of the Stock Repurchase Program through September 30, 2027. During the year ended December 31, 2025, the Company repurchased 1,388,091 shares of the Company's Class A common stock outstanding for a total purchase price of $150,000. There were no repurchases under the program during the three months ended March 31, 2026. The Company currently has $250,000 remaining under its current share repurchase authorization.

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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
The following table presents our financial performance by segment:

	Three Months Ended March 31,
	2026	2025
Net revenues:
Billboard	$468,624	$444,897
Other	59,380	60,533
Total net revenues	$528,004	$505,430

Advertising expenses:
Billboard	$227,510	$216,931
Other	47,572	51,892
Total advertising expenses	$275,082	$268,823

Segmented adjusted EBITDA:
Billboard adjusted EBITDA	$241,114	$227,966
Other adjusted EBITDA	11,808	8,641
Corporate expenses (1)	(26,594)	(26,386)
Adjusted EBITDA	$226,328	$210,221

(1)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

Reconciliation of adjusted EBITDA to income before income tax expense:

	Three Months Ended March 31,
	2026	2025
Adjusted EBITDA	$226,328	$210,221
Stock-based compensation expense	(11,203)	(10,577)
Capitalized contract fulfillment costs, net	275	(375)
Depreciation and amortization	(81,939)	(77,821)
Gain on disposition of assets and investments	12,602	69,785
Equity in earnings of investee	—	380
Interest expense, net	(40,168)	(37,840)
Income before income tax expense	$105,895	$153,773

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,773	$64,312
Receivables, net of allowance for doubtful accounts of $12,372 and $11,856 in 2026 and 2025, respectively	323,555	341,222
Other current assets	63,561	53,689
Total current assets	425,889	459,223
Property, plant and equipment	4,799,487	4,766,872
Less accumulated depreciation and amortization	(3,119,127)	(3,087,972)
Net property, plant and equipment	1,680,360	1,678,900
Operating lease right of use assets	1,504,048	1,504,170
Financing lease right of use assets	4,765	5,478
Goodwill	2,101,068	2,101,105
Intangible assets, net	1,127,074	1,113,361
Other assets	53,403	52,974
Total assets	$6,896,607	$6,915,211
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$15,953	$16,469
Current maturities of long-term debt, net of deferred financing costs of $342 and $396 in 2026 and 2025, respectively	242,206	250,044
Current operating lease liabilities	197,242	232,457
Current financing lease liabilities	1,331	1,331
Accrued expenses	101,427	127,111
Deferred income	165,036	155,067
Total current liabilities	723,195	782,479
Long-term debt, net of deferred financing costs of $27,465 and $29,517 in 2026 and 2025, respectively	3,252,856	3,168,863
Operating lease liabilities	1,250,303	1,254,080
Financing lease liabilities	11,619	11,952
Deferred income tax liabilities	2,191	749
Asset retirement obligation	626,541	624,925
Other liabilities	53,170	52,563
Total liabilities	5,919,875	5,895,611
Stockholder's equity:
Common stock, par value $0.01, 3,000 shares authorized, 100 shares issued and outstanding at 2026 and 2025	—	—
Additional paid-in-capital	3,447,188	3,421,052
Accumulated comprehensive loss	(3,244)	(2,803)
Accumulated deficit	(2,479,119)	(2,411,842)
Non-controlling interest	11,907	13,193
Stockholder's equity	976,732	1,019,600
Total liabilities and stockholder's equity	$6,896,607	$6,915,211

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Statements of Income
Net revenues	$528,004	$505,430
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	183,315	179,997
General and administrative expenses (exclusive of depreciation and amortization)	97,575	94,992
Corporate expenses (exclusive of depreciation and amortization)	31,588	31,063
Depreciation and amortization	81,939	77,821
Gain on disposition of assets and investments	(12,602)	(69,785)
	381,815	314,088
Operating income	146,189	191,342
Other (income) expense:
Interest income	(371)	(492)
Interest expense	40,539	38,332
Equity in earnings of investee	—	(380)
	40,168	37,460
Income before income tax expense	106,021	153,882
Income tax expense	4,050	14,544
Net income	101,971	139,338
Net income attributable to non-controlling interest	558	474
Net income attributable to controlling interest	$101,413	$138,864
Statements of Comprehensive Income
Net income	$101,971	$139,338
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(448)	(321)
Comprehensive income	101,523	139,017
Net income attributable to non-controlling interest	558	474
Comprehensive income attributable to controlling interest	$100,965	$138,543

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2025	$—	$3,421,052	$(2,803)	$(2,411,842)	$13,193	$1,019,600
Contribution from parent	—	26,888	—	—	(11)	26,877
Reallocation of capital	—	(752)	7	—	745	—
Foreign currency translations	—	—	(448)	—	—	(448)
Net income	—	—	—	101,413	558	101,971
Distributions to non-controlling interest	—	—	—	—	(2,578)	(2,578)
Dividend to parent	—	—	—	(168,690)	—	(168,690)
Balance, March 31, 2026	$—	$3,447,188	$(3,244)	$(2,479,119)	$11,907	$976,732

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2024	$—	$3,229,799	$(2,954)	$(2,185,755)	$849	$1,041,939
Contribution from parent	—	30,721	—	—	—	30,721
Reallocation of capital	—	(826)	—	—	826	—
Foreign currency translations	—	—	(321)	—	—	(321)
Net income	—	—	—	138,864	474	139,338
Distributions to non-controlling interest	—	—	—	—	(553)	(553)
Dividend to parent	—	—	—	(185,433)	—	(185,433)
Balance, March 31, 2025	$—	$3,259,694	$(3,275)	$(2,232,324)	$1,596	$1,025,691

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$101,971	$139,338
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	81,939	77,821
Non-cash compensation	11,203	10,577
Amortization included in interest expense	1,693	1,523
Gain on disposition of assets and investments	(12,602)	(69,785)
Equity in earnings of investee	—	(380)
Deferred tax expense (benefit)	1,778	(8,268)
Provision for doubtful accounts	2,177	1,195
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables	15,461	25,469
Prepaid expenses	(1,912)	(6,332)
Other assets	(9,004)	(12,984)
Increase (decrease) in:
Trade accounts payable	4,194	2,250
Accrued expenses	(21,054)	(6,907)
Operating lease liabilities	(36,274)	(31,763)
Other liabilities	(13,355)	(20,330)
Cash flows provided by operating activities	126,215	101,424
Cash flows from investing activities:
Acquisitions	(58,584)	(22,143)
Capital expenditures	(33,140)	(29,887)
Proceeds from disposition of assets and investments	12,330	117,456
Cash flows (used in) provided by investing activities	(79,394)	65,426
Cash flows from financing activities:
Principal payments on long-term debt	(133)	(103)
Principal payments on financing leases	(333)	(333)
Payments on revolving credit facility	—	(200,000)
Proceeds received from revolving credit facility	80,000	202,000
Payments on accounts receivable securitization program	(75,000)	(26,500)
Proceeds received from accounts receivable securitization program	67,100	—
Debt issuance costs	494	—
Distributions to non-controlling interest	(2,578)	(553)
Contributions from parent	26,888	30,721
Dividend to parent	(168,690)	(185,433)
Cash flows used in financing activities	(72,252)	(180,201)
Effect of exchange rate changes in cash and cash equivalents	(108)	7
Net decrease in cash and cash equivalents	(25,539)	(13,344)
Cash and cash equivalents at beginning of period	64,312	48,961
Cash and cash equivalents at end of period	$38,773	$35,617
Supplemental disclosures of cash flow information:
Cash paid for interest	$33,460	$36,937
Cash paid for foreign, state and federal income taxes	$2,934	$7,032

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, except share and per share data)
(1) Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2025 Combined Form 10-K.

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8, 10, 11, 12, 13, 15, and 16 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

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

Summarized Balance Sheet as of March 31, 2026

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$29,037	$65,632	$331,220	$—	$425,889
Noncurrent assets	4,522,002	6,704,195	278,602	(5,034,081)	6,470,718
Current liabilities	47,081	419,380	256,734	—	723,195
Noncurrent liabilities	3,539,133	1,884,162	401,357	(627,972)	5,196,680
Non-controlling interest	—	12,577	(670)	—	11,907

Summarized Balance Sheet as of December 31, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$52,917	$57,033	$349,273	$—	$459,223
Noncurrent assets	4,470,971	6,704,177	288,193	(5,007,353)	6,455,988
Current liabilities	53,031	462,330	267,118	—	782,479
Noncurrent liabilities	3,464,450	1,881,921	414,928	(648,167)	5,113,132
Non-controlling interest	—	13,691	(498)	—	13,193

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, except share and per share data)
Summarized Statements of Income and Comprehensive Income
for the Three Months Ended March 31, 2026

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$521,651	$6,486	$(133)	$528,004
Operating expenses (income)	—	375,435	6,513	(133)	381,815
Operating income (loss)	—	146,216	(27)	—	146,189
Net income (loss)	101,414	142,474	(2,775)	(139,142)	101,971
Net income (loss) attributable to controlling interest	101,414	142,217	(3,076)	(139,142)	101,413

Summarized Statements of Income and Comprehensive Income
for the Three Months Ended March 31, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$493,982	$11,619	$(171)	$505,430
Operating expenses (income)	—	301,883	12,376	(171)	314,088
Operating income (loss)	—	192,099	(757)	—	191,342
Net income (loss)	138,864	178,458	(4,205)	(173,779)	139,338
Net income (loss) attributable to controlling interest	138,864	178,238	(4,459)	(173,779)	138,864

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, except share and per share data)
(3) Segment Reporting

The following table presents our financial performance by segment:

	Three Months Ended March 31,
	2026	2025
Net revenues:
Billboard	$468,624	$444,897
Other	59,380	60,533
Total net revenues	$528,004	$505,430

Advertising expenses:
Billboard	$227,510	$216,931
Other	47,573	51,892
Total advertising expenses	$275,083	$268,823

Segmented adjusted EBITDA:
Billboard adjusted EBITDA	$241,114	$227,966
Other adjusted EBITDA	11,807	8,641
Corporate expenses (1)	(26,467)	(26,277)
Adjusted EBITDA	$226,454	$210,330

(1)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

Reconciliation of adjusted EBITDA to income before income tax expense:

	Three Months Ended March 31,
	2026	2025
Adjusted EBITDA	$226,454	$210,330
Stock-based compensation expense	(11,203)	(10,577)
Capitalized contract fulfillment costs, net	275	(375)
Depreciation and amortization	(81,939)	(77,821)
Gain on disposition of assets and investments	12,602	69,785
Equity in earnings of investee	—	380
Interest expense, net	(40,168)	(37,840)
Income before income tax expense	$106,021	$153,882

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2025 Combined Form 10-K filed on February 20, 2026, and such risk factors as further updated or supplemented, from time to time, in our combined Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial condition and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2026 and 2025. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes thereto.

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

During the three months ended March 31, 2026, the Company completed multiple acquisitions for a total cash purchase price of approximately $58.6 million. See Uses of Cash – Acquisitions for more information. The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Total capital expenditures:
Billboard — traditional	$5,928	$6,046
Billboard — digital	13,131	16,076
Logos	4,441	2,606
Transit	502	588
Land and buildings	1,126	310
Operating equipment	8,012	4,261
Total capital expenditures	$33,140	$29,887

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

RESULTS OF OPERATIONS

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Net revenues increased $22.6 million, or 4.5%, to $528.0 million for the three months ended March 31, 2026 from $505.4 million for the same period in 2025. This increase was primarily attributable to an increase in billboard net revenues of $23.7 million and an increase in logo net revenues of $1.4 million, offset by a decrease in transit net revenues of $2.5 million over the same period in 2025.

For the three months ended March 31, 2026, there was a $19.8 million increase in net revenues as compared to acquisition-adjusted net revenues for the three months ended March 31, 2025, which represents an increase of 3.9%. See "Reconciliations" below. The $19.8 million increase in revenue is primarily due to an increase of $15.2 million in billboard net revenues, an increase of $1.4 million in logo net revenues, and an increase in transit net revenues of $3.2 million over the same period in 2025.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $6.4 million, or 2.1%, to $312.6 million for the three months ended March 31, 2026 from $306.2 million for the same period in 2025. The $6.4 million increase over the prior year is comprised of a $5.8 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $0.6 million increase in stock-based compensation.

Depreciation and amortization expense increased $4.1 million to $81.9 million for the three months ended March 31, 2026 as compared to $77.8 million for the same period in 2025, primarily related to acquisitions and capital expenditures completed in the last twelve months.

For the three months ended March 31, 2026, the Company recognized a gain on disposition of assets and investments of $12.6 million as compared to $69.8 million for the same period in 2025. The $57.2 million decrease is primarily related to the gain associated with the sale of Lamar's equity interest in Vistar Media, Inc. during the three months ended March 31, 2025.

Due to the above factors, operating income decreased by $45.2 million to $146.1 million for the three months ended March 31, 2026 as compared to $191.2 million for the same period in 2025.

Interest expense increased $2.2 million for the three months ended March 31, 2026 to $40.5 million as compared to $38.3 million for the three months ended March 31, 2025. The increase was primarily due to the institutional private placement of the 5 3/8% Senior Notes in September 2025, offset by a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

The decrease in operating income, as well as the increase in interest expense, resulted in a $47.9 million decrease in income before income tax expense. The effective tax rate for the three months ended March 31, 2026 was 3.8%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended March 31, 2026 of $101.8 million, as compared to net income of $139.2 million for the same period in 2025.

Reconciliations:

Because acquisitions occurring after December 31, 2024 have contributed to our net revenues results for the periods presented, we provide 2025 acquisition-adjusted net revenues, which adjusts our 2025 net revenues for the three months ended March 31, 2025 by adding to or subtracting from it the net revenues generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2026.

Reconciliations of 2025 reported net revenues to 2025 acquisition-adjusted net revenues for the three months ended March 31, as well as a comparison of 2025 acquisition-adjusted net revenues to 2026 reported net revenues for the three months ended March 31, are provided below:

Reconciliation and Comparison of Reported Net Revenues to Acquisition-Adjusted Net Revenues

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Reported net revenues	$528,004	$505,430
Acquisition net revenues	—	2,765
Adjusted totals	$528,004	$508,195

Key Performance Indicators

Net Income/Adjusted EBITDA

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Net income	$101,845	$139,229	$(37,384)	(26.9)%
Income tax expense	4,050	14,544	(10,494)
Interest expense, net	40,168	37,840	2,328
Equity in earnings of investee	—	(380)	380
Gain on disposition of assets and investments	(12,602)	(69,785)	57,183
Depreciation and amortization	81,939	77,821	4,118
Capitalized contract fulfillment costs, net	(275)	375	(650)
Stock-based compensation expense	11,203	10,577	626
Adjusted EBITDA	$226,328	$210,221	$16,107	7.7%

Adjusted EBITDA for the three months ended March 31, 2026 increased 7.7% to $226.3 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $19.9 million, offset by an increase in total general and administrative and corporate expenses of $2.5 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Billboard adjusted EBITDA	$241,114	$227,966	$13,148
Other adjusted EBITDA(1)	11,808	8,641	3,167
Corporate expenses(2)	(26,594)	(26,386)	(208)
Adjusted EBITDA	$226,328	$210,221	$16,107	7.7%

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

Adjusted EBITDA for the three months ended March 31, 2026 increased 7.7% to $226.3 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $13.1 million and an increase in other adjusted EBITDA of $3.2 million, offset by an increase in corporate expenses of $0.2 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(In thousands)	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
Net income	$101,845	$139,229	$(37,384)	(26.9)%
Depreciation and amortization related to real estate	77,073	73,636	3,437
Gain from sale or disposal of real estate and investments, net of tax	(10,561)	(56,597)	46,036
Adjustments for unconsolidated affiliates and non-controlling interest	(558)	(126)	(432)
FFO	167,799	156,142	11,657	7.5%
Straight-line expense	1,164	1,009	155
Capitalized contract fulfillment costs, net	(275)	375	(650)
Stock-based compensation expense	11,203	10,577	626
Non-cash portion of tax provision	(193)	(244)	51
Non-real estate related depreciation and amortization	4,866	4,185	681
Amortization of deferred financing costs	1,693	1,523	170
Capital expenditures - maintenance	(9,297)	(9,385)	88
Adjustments for unconsolidated affiliates and non-controlling interest	558	126	432
AFFO	$177,518	$164,308	$13,210	8.0%

FFO for the three months ended March 31, 2026 increased from $156.1 million in 2025 to $167.8 million for the same period in 2026, an increase of 7.5%. AFFO for the three months ended March 31, 2026 increased 8.0% to $177.5 million as compared to $164.3 million for the same period in 2025. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $19.9 million, offset by an increase in interest expense of $2.2 million and an increase in total general and administrative and corporate expenses of $2.5 million for the three months ended March 31, 2026.

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

Sources of Cash

Total Liquidity. As of March 31, 2026 we had $701.5 million of total liquidity, which is comprised of $39.3 million in cash and cash equivalents and $662.2 million of availability under the revolving portion of Lamar Media’s senior credit facility. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after accounting for borrowing the full amount available to us under the revolving portion of the senior credit facility.

As of March 31, 2026 and December 31, 2025, the Company had a working capital deficit of $308.6 million and $334.3 million, respectively. The decrease in working capital deficit of $25.7 million is primarily due to a decrease in current operating lease liabilities.

Cash Generated by Operations. For the three months ended March 31, 2026 and 2025, our cash provided by operating activities was $147.4 million and $127.7 million, respectively. We expect to generate cash flows from operations during 2026 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. We believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.

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

As of March 31, 2026, there was $242.1 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability under the Accounts Receivable Securitization Program as of March 31, 2026.

“At-the-Market” Offering Program. On July 24, 2024, the Company entered into an equity distribution agreement, or At-the-Market Offering Agreement, (the "2024 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms. Under the terms of the 2024 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be conducted in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2024 Sales Agreement and may at any time suspend solicitations and offers under the 2024 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2024 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under the 2024 Sales Agreement or the prior sales agreement during the year ended December 31, 2025 and the three months ended March 31, 2026.

Shelf Registration Statement. On July 24, 2024, the Company filed a new automatically effective shelf registration statement that allows the Company to offer and sell an indeterminate amount of additional shares of its Class A common stock, which replaces the previous shelf registration statement. As of March 31, 2026, the Company has not issued any shares under the shelf registration statement.

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

On July 29, 2022, Lamar Media entered into Amendment No. 2 ("Amendment No. 2") to the Fourth Amended and Restated Credit Agreement which established a new class of incremental Term A loans that were subsequently repaid in full on July 31, 2024.

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

On September 23, 2025, Lamar Media entered into Amendment No. 5 (the “Amendment No. 5”, and together with the Amendment, Amendment No. 2, Amendment No. 3 and Amendment No. 4, the “Amendments”) to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media’s subsidiaries as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. Amendment No. 5 established the Term B loans as a new class of incremental term loans. Lamar Media borrowed all $700.0 million in Term B loans on September 23, 2025. Proceeds from the Term B loans were used to repay $600.0 million in Term B loans previously outstanding, with the remainder used to repay a portion of the outstanding balance on the revolving credit facility. The Term B loans will mature on September 23, 2032 (or if such day is not a Business Day, the next Business Day) and the entire principal amount of the Term B loans then outstanding, together with all accrued and unpaid interest on the Term B loans, will be due and payable on such date. The Term B loans bear interest at rates based on the Adjusted Term SOFR Rate (“Term Benchmark Term B Loans”) or the Adjusted Base Rate (“Base Rate Term B Loans”) at Lamar Media’s option. For purposes of the Term B Loans, the “Adjusted Term SOFR Rate” is a rate per annum equal to the Term SOFR Rate for the applicable interest period, plus 0.00%. Term Benchmark Term B Loans bear interest at a rate per annum equal to the Adjusted Term SOFR Rate plus 1.50% and Base Rate Term B Loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 0.50%. The covenants, events of default and other terms of the senior credit facility (all of which are unchanged by Amendment No. 5) apply to the Term B loans.

As of March 31, 2026, the aggregate balance outstanding under the senior credit facility was $780.0 million, consisting of $700.0 million in Term B loans aggregate principal balance and $80.0 million in outstanding borrowings under our revolving credit facility. Lamar Media had approximately $662.2 million of unused capacity under the revolving credit facility.

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

Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. As of March 31, 2026, we were, and currently we are, in compliance with all such tests under the senior credit facility.

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

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $33.1 million for the three months ended March 31, 2026. We anticipate our 2026 total capital expenditures will be approximately $186.0 million.

Acquisitions. During the three months ended March 31, 2026, the Company completed acquisitions for an aggregate cash purchase price of approximately $58.6 million, which were financed using available cash on hand and borrowings on the senior credit facility.

Dividends. On February 26, 2026, the Company's Board of Directors declared a quarterly cash dividend of $1.60 per common share of the Company, paid on March 31, 2026 to its stockholders of record of its Class A common stock, Class B common stock, and holders of common/LTIP units of Lamar LP, on March 16, 2026. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2026 will be at least $6.40 per share of common stock, including the dividends paid on March 31, 2026.

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

Stock and Debt Repurchasing Program. Prior to May 15, 2025, the Company’s Board of Directors had authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. On May 15, 2025, the Company's Board of Directors approved the increase of the amount authorized under the Stock Repurchase Program by $150.0 million, bringing the total amount authorized under the Program to $400.0 million. On February 26, 2026, the Board of Directors authorized the extension of the Stock Repurchase Program through September 30, 2027. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized. During the year ended December 31, 2025, the Company repurchased 1,388,091 shares of the Company's Class A common stock outstanding for a total purchase price of $150.0 million.There were no repurchases made during the three months ended March 31, 2026.

Material Cash Requirements

Our expected material cash requirements for the twelve months following March 31, 2026 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.

Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of March 31, 2026:

(In millions)	Less than 1 year	Thereafter
Debt maturities(1)	$0.4	$3,494.6
Interest obligations on long-term debt(2)	157.1	559.1
Contractual obligations, including operating and financing leases	275.8	1,928.5
Total payments due	$433.3	$5,982.2

(1)Debt maturities assume there is no refinancing prior to the existing maturity date and is based on contractual maturities.
(2)Interest rates on our variable rate instruments assume rates at the March 31, 2026 levels.

Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). On February 26, 2026, the Company's Board of Directors declared a quarterly cash dividend of $1.60 per common share of the Company, paid on March 31, 2026 to its stockholders of record of its Class A common stock, Class B common stock, and holders of common/LTIP units of Lamar LP, on March 16, 2026. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2026 will be at least $6.40 per share of common stock, including the dividends paid on March 31, 2026.

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

Cash Flows

The Company's cash flows provided by operating activities increased $19.6 million from $127.7 million for the three months ended March 31, 2025 to $147.4 million for the three months ended March 31, 2026.

Cash flows used in investing activities for three months ended March 31, 2026 were $79.4 million as compared to cash flows provided by investing activities for the three months ended March 31, 2025 of $65.4 million. This change was primarily due to increases in acquisitions and capital expenditures during 2026, offset by the net change in proceeds received from the sale of the Company's equity investment in Vistar Media, Inc. of $115.9 million during 2025 as compared to $8.0 million received during 2026.

The Company's cash flows used in financing activities were $93.4 million for the three months ended March 31, 2026 as compared to $206.5 million for the three months ended March 31, 2025. The cash flows used in financing activities of $93.4 million for the three months ended March 31, 2026 were primarily due to cash paid for dividends and distributions, offset by borrowings on the revolving credit facility.

Critical Accounting Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Item 7 of our 2025 Combined Form 10-K.

Accounting Standards and Regulatory Update

See Note 13, "New Accounting Pronouncements" to our condensed consolidated financial statements included in Part 1, Item 1 of this report for a discussion of our Accounting Standards and Regulatory Update.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2026 and 2025. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Net revenues increased $22.6 million, or 4.5%, to $528.0 million for the three months ended March 31, 2026 from $505.4 million for the same period in 2025. This increase was primarily attributable to an increase in billboard net revenues of $23.7 million and an increase in logo net revenues of $1.4 million, offset by a decrease in transit net revenues of $2.5 million over the same period in 2025.

For the three months ended March 31, 2026, there was a $19.8 million increase in net revenues as compared to acquisition-adjusted net revenues for the three months ended March 31, 2025, which represents an increase of 3.9%. See "Reconciliations" below. The $19.8 million increase in revenue is primarily due to an increase of $15.2 million in billboard net revenues, an increase of $1.4 million in logo net revenues, and an increase in transit net revenues of $3.2 million over the same period in 2025.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $6.4 million, or 2.1%, to $312.5 million for the three months ended March 31, 2026 from $306.1 million for the same period in 2025. The $6.4 million increase over the prior year is comprised of a $5.8 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $0.6 million increase in stock-based compensation.

Depreciation and amortization expense increased $4.1 million to $81.9 million for the three months ended March 31, 2026 as compared to $77.8 million for the same period in 2025, primarily related to acquisitions and capital expenditures completed in the last twelve months.

For the three months ended March 31, 2026, Lamar Media recognized a gain on disposition of assets and investments of $12.6 million as compared to $69.8 million for the same period in 2025. The $57.2 million decrease is primarily related to the gain associated with the sale of Lamar's equity interest in Vistar Media, Inc. during the three months ended March 31, 2025.

Due to the above factors, operating income decreased by $45.2 million to $146.2 million for the three months ended March 31, 2026 as compared to $191.3 million for the same period in 2025.

Interest expense increased $2.2 million for the three months ended March 31, 2026 to $40.5 million as compared to $38.3 million for the three months ended March 31, 2025. The increase was primarily due to the institutional private placement of the 5 3/8% Senior Notes in September 2025, offset by a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

The decrease in operating income, as well as the increase in interest expense, resulted in a $47.9 million decrease in income before income tax expense. The effective tax rate for the three months ended March 31, 2026 was 3.8%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended March 31, 2026 of $102.0 million, as compared to net income of $139.3 million for the same period in 2025.

Reconciliations:

Because acquisitions occurring after December 31, 2024 have contributed to our net revenues results for the periods presented, we provide 2025 acquisition-adjusted net revenues, which adjusts our 2025 net revenues for the three months ended March 31, 2025 by adding to or subtracting from it the net revenues generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2026.

Reconciliations of 2025 reported net revenues to 2025 acquisition-adjusted net revenues for the three months ended March 31, as well as a comparison of 2025 acquisition-adjusted net revenues to 2026 reported net revenues for the three months ended March 31, are provided below:

Reconciliation and Comparison of Reported Net Revenues to Acquisition-Adjusted Net Revenues

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Reported net revenues	$528,004	$505,430
Acquisition net revenues	—	2,765
Adjusted totals	$528,004	$508,195

Key Performance Indicators

Net Income/Adjusted EBITDA

(In thousands)	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
Net income	$101,971	$139,338	$(37,367)	(26.8)%
Income tax expense	4,050	14,544	(10,494)
Interest expense, net	40,168	37,840	2,328
Equity in earnings of investee	—	(380)	380
Gain on disposition of assets and investments	(12,602)	(69,785)	57,183
Depreciation and amortization	81,939	77,821	4,118
Capitalized contract fulfillment costs, net	(275)	375	(650)
Stock-based compensation expense	11,203	10,577	626
Adjusted EBITDA	$226,454	$210,330	$16,124	7.7%

Adjusted EBITDA for the three months ended March 31, 2026 increased 7.7% to $226.5 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenues less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $19.9 million, offset by an increase in total general and administrative and corporate expenses of $2.5 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Billboard adjusted EBITDA	$241,114	$227,966	$13,148
Other adjusted EBITDA(1)	11,807	8,641	3,166
Corporate expenses(2)	(26,467)	(26,277)	(190)
Adjusted EBITDA	$226,454	$210,330	$16,124	7.7%

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

Adjusted EBITDA for the three months ended March 31, 2026 increased 7.7% to $226.5 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $13.1 million, and an increase in other adjusted EBITDA of $3.2 million, offset by an increase in corporate expenses of $0.2 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(In thousands)	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
Net income	$101,971	$139,338	$(37,367)	(26.8)%
Depreciation and amortization related to real estate	77,073	73,636	3,437
Gain from sale or disposal of real estate and investments, net of tax	(10,561)	(56,597)	46,036
Adjustments for unconsolidated affiliates and non-controlling interest	(558)	(126)	(432)
FFO	167,925	156,251	11,674	7.5%
Straight-line expense	1,164	1,009	155
Capitalized contract fulfillment costs, net	(275)	375	(650)
Stock-based compensation expense	11,203	10,577	626
Non-cash portion of tax provision	(193)	(244)	51
Non-real estate related depreciation and amortization	4,866	4,185	681
Amortization of deferred financing costs	1,693	1,523	170
Capital expenditures – maintenance	(9,297)	(9,385)	88
Adjustments for unconsolidated affiliates and non-controlling interest	558	126	432
AFFO	$177,644	$164,417	$13,227	8.0%

FFO for the three months ended March 31, 2026 increased to $167.9 million from $156.3 million for the same period in 2025, an increase of 7.5%. AFFO for the three months ended March 31, 2026 increased 8.0% to $177.6 million as compared to $164.4 million for the same period in 2025. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $19.9 million, offset by an increase in interest expense of $2.2 million and an increase in total general and administrative and corporate expenses of $2.5 million for the three months ended March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2026, and should be read in conjunction with Note 10 of the Notes to the Company’s Condensed Consolidated Financial Statements.

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

At March 31, 2026, there was approximately $1.02 billion of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 29.0% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2026 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $12.1 million, and the weighted average interest rate applicable to these borrowings during 2026 was 5.0%. Assuming that the weighted average interest rate was 200 basis points higher (that is 7.0% rather than 5.0%), then the Company’s 2026 interest expense would have increased by approximately $4.6 million for the three months ended March 31, 2026.

The Company attempts to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the senior credit facility to fix the interest rates applicable to its borrowings at an amount equal to the Adjusted Term SOFR Rate (as applicable), or Adjusted Base Rate plus the applicable margin for periods of up to twelve months (in certain cases with the consent of the lenders), which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our combined Annual Report on Form 10-K for the year ended December 31, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock. Except for the updated risk factor included below, there have been no material changes to our risk factors since our combined Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No repurchases were made during the three months ended March 31, 2026 under the Company’s previously announced stock repurchase program.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

4.1
Supplemental Indenture to the Indenture dated as of January 21, 2026, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625% Senior Notes due 2031. Filed herewith.

4.2
Supplemental Indenture to the Indenture dated as of January 21, 2026, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028. Filed herewith.

4.3
Supplemental Indenture to the Indenture dated as of January 21, 2026, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030. Filed herewith.

4.4
Supplemental Indenture to the Indenture dated as of January 21, 2026, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029. Filed herewith.

4.5
Supplemental Indenture to the Indenture dated as of January 21, 2026, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of September 25, 2025, relating to Lamar Media’s 5.375% Senior Notes due 2033. Filed herewith.

10.1
Joinder Agreement, dated as of January 21, 2026, to the Fourth Amended and Restated Credit Agreement dated as of dated as of February 6, 2020 (as amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and Indiana Logos, LLC. Filed herewith.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: May 7, 2026	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: May 7, 2026	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer