Form 10-Q
period 2026-06-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2026-08-06
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ¨☐    No  ☒
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ¨☐    No  ☒
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of July 31, 2026: 87,129,599
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of July 31, 2026: 14,420,085
The number of shares of Lamar Media Corp. common stock outstanding as of July 31, 2026: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,950	$64,812
Receivables, net of allowance for doubtful accounts of $12,775 and $11,856 in 2026 and 2025, respectively	377,538	341,222
Other current assets	48,221	53,689
Total current assets	493,709	459,723
Property, plant and equipment	4,843,717	4,766,872
Less accumulated depreciation and amortization	(3,149,586)	(3,087,972)
Net property, plant and equipment	1,694,131	1,678,900
Operating lease right of use assets	1,505,706	1,504,170
Financing lease right of use assets	4,051	5,478
Goodwill	2,111,173	2,111,257
Intangible assets, net	1,119,596	1,113,829
Other assets	63,231	58,597
Total assets	$6,991,597	$6,931,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$16,872	$16,469
Current maturities of long-term debt, net of deferred financing costs of $288 and $396 in 2026 and 2025, respectively	250,165	250,044
Current operating lease liabilities	205,280	232,457
Current financing lease liabilities	1,332	1,331
Accrued expenses	122,150	138,675
Deferred income	191,327	155,067
Total current liabilities	787,126	794,043
Long-term debt, net of deferred financing costs of $25,908 and $29,517 in 2026 and 2025, respectively	3,264,380	3,168,863
Operating lease liabilities	1,246,041	1,254,080
Financing lease liabilities	11,286	11,952
Deferred income tax liabilities	2,002	749
Asset retirement obligation	628,425	624,925
Other liabilities	56,867	52,563
Total liabilities	5,996,127	5,907,175
Stockholders’ equity:
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2026 and 2025	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized; 89,513,827 and 89,249,234 shares issued at 2026 and 2025, respectively; 87,129,599 and 86,910,542 outstanding at 2026 and 2025, respectively	90	89
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2026 and 2025	14	14
Additional paid-in capital	2,391,582	2,350,546
Accumulated comprehensive loss	(3,662)	(2,803)
Accumulated deficit	(1,169,220)	(1,105,651)
Cost of shares held in treasury, 2,384,228 and 2,338,692 shares at 2026 and 2025, respectively	(236,692)	(230,609)
Non-controlling interest	13,358	13,193
Stockholders’ equity	995,470	1,024,779
Total liabilities and stockholders’ equity	$6,991,597	$6,931,954

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Statements of Income
Net revenues	$616,749	$579,311	$1,144,753	$1,084,741
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	194,223	186,776	377,538	366,773
General and administrative expenses (exclusive of depreciation and amortization)	96,232	89,315	193,807	184,307
Corporate expenses (exclusive of depreciation and amortization)	36,573	31,605	68,287	62,777
Depreciation and amortization	84,446	78,110	166,385	155,931
Gain on disposition of assets and investments	(2,685)	(4,176)	(15,287)	(73,961)
	408,789	381,630	790,730	695,827
Operating income	207,960	197,681	354,023	388,914
Other (income) expense:
Interest income	(528)	(597)	(899)	(1,089)
Interest expense	41,105	40,700	81,644	79,032
Equity in loss (earnings) of investee	—	174	—	(206)
	40,577	40,277	80,745	77,737
Income before income tax expense	167,383	157,404	273,278	311,177
Income tax expense	2,743	2,388	6,793	16,932
Net income	164,640	155,016	266,485	294,245
Net income attributable to non-controlling interest	3,891	661	4,449	1,135
Net income attributable to controlling interest	160,749	154,355	262,036	293,110
Cash dividends declared and paid on preferred stock	91	91	182	182
Net income applicable to common stock	$160,658	$154,264	$261,854	$292,928
Earnings per share:
Basic earnings per share	$1.58	$1.52	$2.58	$2.88
Diluted earnings per share	$1.58	$1.52	$2.58	$2.87
Cash dividends declared per share of common stock	$1.60	$1.55	$3.20	$3.10
Weighted average common shares outstanding used in computing earnings per share:
Weighted average common shares outstanding - Basic	101,493,028	101,271,391	101,433,763	101,851,428
Weighted average common shares outstanding - Diluted	101,592,453	101,653,373	101,525,836	102,233,863
Statements of Comprehensive Income
Net income	$164,640	$155,016	$266,485	$294,245
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(424)	1,017	(872)	696
Comprehensive income	164,216	156,033	265,613	294,941
Net income attributable to non-controlling interest	3,891	661	4,449	1,135
Comprehensive income attributable to controlling interest	$160,325	$155,372	$261,164	$293,806

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2025	$—	$89	$14	$(230,609)	$2,350,546	$(2,803)	$(1,105,651)	$13,193	$1,024,779
Stock-based compensation	—	—	—	—	4,649	—	—	—	4,649
Issuance of 128,525 shares of common stock through stock awards	—	—	—	—	16,424	—	—	—	16,424
Exercise of 22,325 shares of stock options	—	—	—	—	1,804	—	—	—	1,804
Issuance of 37,900 shares of common stock through employee purchase plan	—	—	—	—	3,999	—	—	—	3,999
Purchase of 45,536 shares of treasury stock	—	—	—	(6,083)	—	—	—	—	(6,083)
Foreign currency translation	—	—	—	—	—	(448)	—	—	(448)
Issuance of 1,260 shares of common stock through redemption of common units of Lamar Advertising Limited Partnership	—	—	—	—	11	—	—	(11)	—
Net income	—	—	—	—	—	—	101,287	558	101,845
Reallocation of capital	—	—	—	—	(752)	7	—	745	—
Dividends ($1.60 per common share) and other distributions	—	—	—	—	—	—	(162,606)	(2,578)	(165,184)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2026	$—	$89	$14	$(236,692)	$2,376,681	$(3,244)	$(1,167,061)	$11,907	$981,694
Stock-based compensation	—	—	—	—	6,717	—	—	—	6,717
Issuance of 5,127 shares of common stock through stock awards	—	1	—	—	851	—	—	—	852
Exercise of 40,910 shares of stock options	—	—	—	—	4,321	—	—	—	4,321
Issuance of 28,546 shares of common stock through employee purchase plan	—	—	—	—	3,012	—	—	—	3,012
Foreign currency translation	—	—	—	—	—	(424)	—	—	(424)
Net income	—	—	—	—	—	—	160,749	3,891	164,640
Reallocation of capital	—	—	—	—	—	6	—	(6)	—
Dividends ($1.60 per common share) and other distributions	—	—	—	—	—	—	(162,817)	(2,434)	(165,251)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, June 30, 2026	$—	$90	$14	$(236,692)	$2,391,582	$(3,662)	$(1,169,220)	$13,358	$995,470

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2024	$—	$89	$14	$(72,688)	$2,159,292	$(2,954)	$(1,036,582)	$849	$1,048,020
Stock-based compensation	—	—	—	—	3,993	—	—	—	3,993
Issuance of 168,450 shares of common stock through stock awards	—	—	—	—	22,235	—	—	—	22,235
Exercise of 6,950 shares of stock options	—	—	—	—	411	—	—	—	411
Issuance of 42,204 shares of common stock through employee purchase plan	—	—	—	—	4,082	—	—	—	4,082
Purchase of 224,572 shares of treasury stock	—	—	—	(26,368)	—	—	—	—	(26,368)
Foreign currency translation	—	—	—	—	—	(321)	—	—	(321)
Net income	—	—	—	—	—	—	138,755	474	139,229
Reallocation of capital	—	—	—	—	(826)	—	—	826	—
Dividends ($1.55 per common share) and other distributions	—	—	—	—	—	—	(159,067)	(553)	(159,620)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2025	$—	$89	$14	$(99,056)	$2,189,187	$(3,275)	$(1,056,985)	$1,596	$1,031,570
Stock-based compensation	—	—	—	—	3,622	—	—	—	3,622
Issuance of 6,463 shares of common stock through stock awards	—	—	—	—	667	—	—	—	667
Exercise of 17,150 shares of stock options	—	—	—	—	1,200	—	—	—	1,200
Issuance of 28,598 shares of common stock through employee purchase plan	—	—	—	—	2,942	—	—	—	2,942
Purchase of 1,223,562 shares of treasury stock	—	—	—	(131,553)	—	—	—	—	(131,553)
Foreign currency translation	—	—	—	—	—	1,017	—	—	1,017
Net income	—	—	—	—	—	—	154,355	661	155,016
Dividends ($1.55 per common share) and other distributions	—	—	—	—	—	—	(157,065)	(442)	(157,507)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, June 30, 2025	$—	$89	$14	$(230,609)	$2,197,618	$(2,258)	$(1,059,786)	$1,815	$906,883

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$266,485	$294,245
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	166,385	155,931
Stock-based compensation	25,269	17,725
Amortization included in interest expense	3,387	3,056
Gain on disposition of assets and investments	(15,287)	(73,961)
Equity in earnings of investee	—	(206)
Deferred tax expense (benefit)	1,561	(8,319)
Provision for doubtful accounts	4,792	3,274
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(41,190)	(14,000)
Prepaid expenses	(988)	(4,601)
Other assets	5,734	(10,571)
(Decrease) increase in:
Trade accounts payable	(490)	759
Accrued expenses	(14,371)	(8,050)
Operating lease liabilities	(33,754)	(28,272)
Other liabilities	32,274	30,222
Cash flows provided by operating activities	399,807	357,232
Cash flows from investing activities:
Acquisitions	(101,935)	(87,080)
Capital expenditures	(75,859)	(68,088)
Proceeds from disposition of assets and investments	15,252	121,392
Cash flows used in investing activities	(162,542)	(33,776)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(6,083)	(157,921)
Net proceeds from issuance of common stock	13,136	8,635
Principal payments on long-term debt	(243)	(208)
Principal payments on financing leases	(666)	(666)
Payments on revolving credit facility	(80,000)	(292,000)
Proceeds received from revolving credit facility	170,000	442,000
Payments on accounts receivable securitization program	(135,000)	(29,400)
Proceeds received from accounts receivable securitization program	135,000	29,400
Debt issuance costs	494	—
Distributions to non-controlling interest	(5,012)	(995)
Dividends/distributions	(325,605)	(316,314)
Cash flows used in financing activities	(233,979)	(317,469)
Effect of exchange rate changes in cash and cash equivalents	(148)	278
Net increase in cash and cash equivalents	3,138	6,265
Cash and cash equivalents at beginning of period	64,812	49,461
Cash and cash equivalents at end of period	$67,950	$55,726
Supplemental disclosures of cash flow information:
Cash paid for interest	$80,789	$76,035
Cash paid for foreign, state and federal income taxes	$5,811	$14,666

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
For each share of common stock the Company issues, Lamar LP issues a corresponding Common Unit to Lamar Media in exchange for the contributions of the proceeds from the stock issuance. At June 30, 2026, Lamar Media, together with the General Partner, owned 98.5% of the Common Units of Lamar LP. The remaining 1.5% of the Common Units are owned by unaffiliated investors and certain executives of the Company.

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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
The following table presents our disaggregated revenue by source for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Billboard advertising	$552,323	$512,317	$1,020,947	$957,214
Logo advertising	23,464	23,251	46,469	44,889
Transit advertising	40,962	43,743	77,337	82,638
Net revenues	$616,749	$579,311	$1,144,753	$1,084,741

(3) Leases

During the three months ended June 30, 2026 and 2025, we had operating lease costs of $85,303 and $82,812, respectively, and variable lease costs of $20,362 and $17,278, respectively. During the six months ended June 30, 2026 and 2025, we had operating lease costs of $171,367 and $164,943, respectively, and variable lease costs of $35,265 and $31,210, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). For the three months ended June 30, 2026 and 2025, we recorded a gain of $189 and $62, respectively, and for the six months ended June 30, 2026 and 2025, we recorded a gain of $519 and $41, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $200,867 and $191,085 were made reducing our operating lease liabilities for the six months ended June 30, 2026 and 2025, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets ("ROU assets") or lease liabilities for agreements with a term of twelve months or less. We recorded $3,400 and $2,525 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended June 30, 2026 and 2025, respectively. We recorded $6,203 and $5,159 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the six months ended June 30, 2026 and 2025, respectively.

Our operating leases have a weighted-average remaining lease term of 13.0 years. The weighted-average discount rate of our operating leases is 5.3%. Also, during the six months ended June 30, 2026 and 2025, we obtained $20,947 and $31,588, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.

The following is a summary of the maturities of our operating lease liabilities as of June 30, 2026:

2026	$115,074
2027	242,549
2028	205,137
2029	182,867
2030	155,651
Thereafter	1,183,309
Total undiscounted operating lease payments	2,084,587
Less: Imputed interest	(633,266)
Total operating lease liabilities	$1,451,321

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
During the three months ended June 30, 2026 and 2025, $713 of amortization expense for each period and $97 and $107, respectively, of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. During the six months ended June 30, 2026 and 2025, $1,426 of amortization expense for both periods, and $196 and $217, respectively, of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. Cash payments of $666 were made reducing our financing lease liabilities for each of the six months ended June 30, 2026 and 2025, and are included in cash flows used in financing activities in the Condensed Consolidated Statements of Cash Flows. Our financing leases have a weighted-average remaining lease term of 1.4 years and a weighted-average discount rate of 3.1%.

Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore, they are no longer accounted for as a lease. For the three months ended June 30, 2026 and 2025, non-lease variable transit costs were $22,748 and $25,182, respectively. For the six months ended June 30, 2026 and 2025, non-lease variable transit costs were $43,085 and $48,630, respectively.

(4) Acquisitions

During the six months ended June 30, 2026, the Company completed 28 acquisitions of outdoor advertising assets for a total cash purchase price of $101,935. Each of these asset acquisitions was accounted for under the acquisition method of accounting, and, accordingly, the accompanying condensed consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition purchase price has been allocated to assets and liabilities assumed based on preliminary fair market value estimates at the dates of acquisition.

The following is a summary of the allocation of the purchase price in the above transactions.

Total
Property, plant and equipment	$21,884
Site locations	71,269
Non-competition agreements	460
Customer lists and contracts	7,979
Asset acquisition costs	291
Current assets	261
Current liabilities	(1,964)
Other liabilities	(2,000)
Operating lease right of use assets	16,693
Operating lease liabilities	(12,938)
$101,935

Total acquired intangible assets for the six months ended June 30, 2026 were $79,999. The acquired intangible assets have a weighted average useful life of approximately 14.2 years. The intangible assets include customer lists and contracts of $7,979 (7 year weighted average useful life) and site locations of $71,269 (15 year weighted average useful life). The aggregate amortization expense related to the 2026 acquisitions for the six months ended June 30, 2026 was $2,163.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(5) Stock-Based Compensation

Equity Incentive Plan. Lamar's 1996 Equity Incentive Plan, as amended, (the “1996 Plan”) has reserved 19.5 million shares of Class A common stock for issuance to directors and employees, including shares underlying granted options and common stock reserved for issuance under its performance-based incentive and LTIP Unit program. Options granted under the 1996 Plan expire ten years from the grant date with vesting terms ranging from three to five years which primarily include 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the Nasdaq Global Select Market on the date of grant.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company had 54,000 granted options of its Class A common stock during the six months ended June 30, 2026. At June 30, 2026, a total of 2,887,227 shares were available for future grant.

Effective June 1, 2026, the number of shares of Class A common stock available under the Incentive Plan was increased by two million shares pursuant to an amendment to the Incentive Plan adopted by our board of directors and approved by our stockholders at the Company's 2026 Annual Meeting of Stockholders.

Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available for issuance under the 2019 ESPP was automatically increased by 86,910 shares on January 1, 2026 pursuant to the automatic increase provisions of the 2019 ESPP.

The following is a summary of 2019 ESPP share activity for the six months ended June 30, 2026:

Shares
Available for future purchases, January 1, 2026	166,439
Additional shares reserved under 2019 ESPP	86,910
Purchases	(66,446)
Available for future purchases, June 30, 2026	186,903

Stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, is generally dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2026 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2027. The shares subject to these awards can range from a minimum of 0% to a maximum of 120% of the target number of shares depending on the level at which the goals are attained. Under the Incentive Plan, the Company's Compensation Committee may also award additional shares in its discretion based on other factors, which awards, if any, will also be issued in the first quarter of 2027. For the three months ended June 30, 2026 and 2025, the Company recorded $6,805 and $3,055, respectively, as stock-based compensation expense. For the six months ended June 30, 2026 and 2025, the Company recorded $13,258 and $9,573, respectively, as stock-based compensation expense.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
LTIP Units. In addition to stock compensation, the Company may issue LTIP Units of Lamar LP, a subsidiary of the Company and Lamar Media, to certain officers, employees and directors under the Incentive Plan of the Company. Such LTIP Units are subject to vesting and forfeiture conditions based on performance criteria approved by the Compensation Committee. The Compensation Committee may also make discretionary grants of LTIP Units based on other factors. LTIP Units are a class of units intended to qualify as “profits interests” of Lamar LP. The LTIP Units convert into Common Units of Lamar LP upon the occurrence of certain events. Common Units are redeemable by the holder for a cash amount per Common Unit equal to the market value of an equivalent number of shares of common stock of the Company. At the Company's option, in lieu of cash, the redemption obligation may be satisfied by issuing shares of the Company's Class A common stock in exchange for Common Units tendered for redemption. During the six months ended June 30, 2026, 1,260 Common Units (which had originally been issued as LTIP Units) were redeemed for the Company's Class A common stock. As of June 30, 2026, Lamar LP has a total of 459,611 LTIP Units issued and outstanding to the Company’s executive officers, of which 315,611 LTIP units have vested. For the three months ended June 30, 2026 and 2025, the Company recorded $5,073 and $2,201, respectively, as stock-based compensation expense related to these LTIP Units. For the six months ended June 30, 2026 and 2025, the Company recorded $8,094 and $4,622, respectively, as stock-based compensation expense related to these LTIP Units.

Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on the grant date and 50% on the last day of the directors' one year term. For the three months ended June 30, 2026 and 2025, the Company recorded $543 and $471, respectively, in stock-based compensation expense related to these awards. For the six months ended June 30, 2026 and 2025, the Company recorded $644 and $537, respectively, in stock-based compensation expense related to these awards.

(6) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct advertising expenses	$76,539	$72,028	$151,176	$143,811
General and administrative expenses	1,424	1,266	2,104	2,579
Corporate expenses	6,483	4,816	13,105	9,541
	$84,446	$78,110	$166,385	$155,931

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(7) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at June 30, 2026 and December 31, 2025:

	Estimated Life (Years)	June 30, 2026		December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$771,926	$699,609	$764,018	$689,291
Non-competition agreements	3—15	73,706	67,812	73,249	67,318
Site locations	15	3,212,385	2,180,649	3,141,624	2,118,365
Other	2—15	53,737	44,088	53,446	43,534
		$4,111,754	$2,992,158	$4,032,337	$2,918,508
Unamortizable intangible assets:
Goodwill		$2,364,709	$253,536	$2,364,793	$253,536

(8) Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement costs, if applicable, as related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2025	$624,925
Additions to asset retirement obligations	1,886
Accretion expense	5,707
Liabilities settled	(4,093)
Balance at June 30, 2026	$628,425

(9) Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2026 and December 31, 2025, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $4,802,048 and $4,719,610, respectively.

As of June 30, 2026, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of June 30, 2026, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of June 30, 2026 and December 31, 2025, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $3,552,528 and $3,470,089, respectively.

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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(11) Long-Term Debt

Long-term debt consists of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$788,456	$8,230	$780,226
Accounts Receivable Securitization Program	250,000	288	249,712
3 3/4% Senior Notes	600,000	2,036	597,964
3 5/8% Senior Notes	550,000	4,204	545,796
4% Senior Notes	549,714	3,549	546,165
4 7/8% Senior Notes	400,000	2,040	397,960
5 3/8% Senior Notes	400,000	5,849	394,151
Other notes with various rates and terms	2,571	—	2,571
	3,540,741	26,196	3,514,545
Less current maturities	(250,453)	(288)	(250,165)
Long-term debt, excluding current maturities	$3,290,288	$25,908	$3,264,380

	December 31, 2025
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$698,332	$9,691	$688,641
Accounts Receivable Securitization Program	250,000	396	249,604
3 3/4% Senior Notes	600,000	2,636	597,364
3 5/8% Senior Notes	550,000	4,624	545,376
4% Senior Notes	549,674	3,994	545,680
4 7/8% Senior Notes	400,000	2,405	397,595
5 3/8% Senior Notes	400,000	6,167	393,833
Other notes with various rates and terms	814	—	814
	3,448,820	29,913	3,418,907
Less current maturities	(250,440)	(396)	(250,044)
Long-term debt, excluding current maturities	$3,198,380	$29,517	$3,168,863

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

On April 26, 2023, Lamar Media entered into Amendment No. 3 ("Amendment No. 3") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank N.A. as administrative agent and the lenders party thereto. Amendment No. 3 replaced the London Interbank Offered Rates as administered by the ICE Benchmark Administration with Term SOFR as the successor rate, as set forth in the Fourth Amended and Restated Credit Agreement. All other material terms and conditions of the Fourth Amended and Restated Credit Agreement were unchanged by Amendment No. 3.

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

As of June 30, 2026, there were $90,000 in borrowings outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $7,786 in letters of credit outstanding as of June 30, 2026 resulting in $652,214 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity.

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

As of June 30, 2026, there were $250,000 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability for borrowing under the Accounts Receivable Securitization Program as of June 30, 2026. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the six months ended June 30, 2026.

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

Debt Repurchase Program

The Company’s Board of Directors has authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On February 26, 2026, the Board of Directors authorized the extension of the repurchase program through September 30, 2027. There were no repurchases under the program as of June 30, 2026.

(12) Fair Value of Financial Instruments

At June 30, 2026 and December 31, 2025, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,457,251, which does not exceed the carrying amount of $3,540,741 as of June 30, 2026. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

(13) Investments

On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, Inc. ("Vistar"), a leading global provider of programmatic technology for the digital out-of-home sector. On February 3, 2025, T-Mobile USA, Inc. acquired 100% of Vistar (the "Sale"). In connection with the closing of the Sale, the Company has received $123,859 in total cash consideration for the sale of its 20% equity interest in Vistar. Up to an additional $6,339 of consideration for the Sale may be received by the Company in the future, upon release of the remaining purchase price for the Sale from escrow in connection with satisfaction of certain post-closing conditions. During the six months ended June 30, 2026 and 2025, the Company recognized a gain of $7,978 and $67,833 related to the transaction, respectively. An income tax expense of $1,969 and $13,191 was recorded during the six months ended June 30, 2026 and 2025, respectively, as a result of the Sale.

(14) New Accounting Pronouncements

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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(15) Dividends/Distributions

During the three months ended June 30, 2026 and 2025, the Company declared and paid cash distributions to Class A and Class B common stock shareholders in an aggregate amount of $162,817 or $1.60 per share and $157,065 or $1.55 per share, respectively. During the six months ended June 30, 2026 and 2025, the Company declared and paid cash distributions to Class A and Class B common stock shareholders in an aggregate amount of $325,423 or $3.20 per share and $316,132 or $3.10 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of general economic conditions on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three and six months ended June 30, 2026 and 2025, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share and $182 or $31.90 per share, respectively, for each period.

(16) Information About Geographic Areas

Revenues from external customers attributable to foreign countries totaled $7,453 and $17,219 for the six months ended June 30, 2026 and 2025, respectively. Net carrying value of long-lived assets located in foreign countries totaled $8,952 and $9,653 as of June 30, 2026 and December 31, 2025, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.

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

As of June 30, 2026, no shares of our Class A common stock were sold under the 2024 Sales Agreement and accordingly $400,000 remained available to be sold under the 2024 Sales Agreement.

Shelf Registration. On July 24, 2024, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. As of June 30, 2026, the Company has not issued any shares under its shelf registration statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Stock Repurchase Program. Prior to May 15, 2025, the Company’s Board of Directors had authorized the repurchase of up to $250,000 of the Company's Class A common stock. On May 15, 2025, the Company's Board of Directors approved the increase of the amount authorized under the Stock Repurchase Program by $150,000, bringing the total amount authorized under the Program to $400,000. On February 26, 2026, the Board of Directors authorized the extension of the Stock Repurchase Program through September 30, 2027. During the year ended December 31, 2025, the Company repurchased 1,388,091 shares of the Company's Class A common stock outstanding for a total purchase price of $150,000. There were no repurchases under the program during the six months ended June 30, 2026. The Company currently has $250,000 remaining under its current share repurchase authorization.

(18) Segment Reporting

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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
The following table presents our financial performance by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues:
Billboard	$552,323	$512,317	$1,020,947	$957,214
Other	64,426	66,994	123,806	127,527
Total net revenues	$616,749	$579,311	$1,144,753	$1,084,741

Advertising expenses:
Billboard	$237,339	$221,892	$464,849	$438,823
Other	48,130	51,943	95,706	103,835
Total advertising expenses	$285,469	$273,835	$560,555	$542,658

Segmented adjusted EBITDA:
Billboard adjusted EBITDA	$314,984	$290,425	$556,098	$518,391
Other adjusted EBITDA	16,296	15,051	28,100	23,692
Corporate expenses (1)	(27,922)	(27,093)	(54,512)	(53,479)
Adjusted EBITDA	$303,358	$278,383	$529,686	$488,604

(1)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

Reconciliation of adjusted EBITDA to income before income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted EBITDA	$303,358	$278,383	$529,686	$488,604
Stock-based compensation expense	(14,066)	(7,148)	(25,269)	(17,725)
Capitalized contract fulfillment costs, net	429	380	704	5
Depreciation and amortization	(84,446)	(78,110)	(166,385)	(155,931)
Gain on disposition of assets and investments	2,685	4,176	15,287	73,961
Equity in earnings of investee	—	(174)	—	206
Interest expense, net	(40,577)	(40,103)	(80,745)	(77,943)
Income before income tax expense	$167,383	$157,404	$273,278	$311,177

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,450	$64,312
Receivables, net of allowance for doubtful accounts of $12,775 and $11,856 in 2026 and 2025, respectively	377,538	341,222
Other current assets	48,221	53,689
Total current assets	493,209	459,223
Property, plant and equipment	4,843,717	4,766,872
Less accumulated depreciation and amortization	(3,149,586)	(3,087,972)
Net property, plant and equipment	1,694,131	1,678,900
Operating lease right of use assets	1,505,706	1,504,170
Financing lease right of use assets	4,051	5,478
Goodwill	2,101,021	2,101,105
Intangible assets, net	1,119,129	1,113,361
Other assets	57,608	52,974
Total assets	$6,974,855	$6,915,211
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$16,872	$16,469
Current maturities of long-term debt, net of deferred financing costs of $288 and $396 in 2026 and 2025, respectively	250,165	250,044
Current operating lease liabilities	205,280	232,457
Current financing lease liabilities	1,332	1,331
Accrued expenses	110,125	127,111
Deferred income	191,327	155,067
Total current liabilities	775,101	782,479
Long-term debt, net of deferred financing costs of $25,908 and $29,517 in 2026 and 2025, respectively	3,264,380	3,168,863
Operating lease liabilities	1,246,041	1,254,080
Financing lease liabilities	11,286	11,952
Deferred income tax liabilities	2,002	749
Asset retirement obligation	628,425	624,925
Other liabilities	56,867	52,563
Total liabilities	5,984,102	5,895,611
Stockholder's equity:
Common stock, par value $0.01, 3,000 shares authorized, 100 shares issued and outstanding at 2026 and 2025	—	—
Additional paid-in-capital	3,462,089	3,421,052
Accumulated comprehensive loss	(3,662)	(2,803)
Accumulated deficit	(2,481,032)	(2,411,842)
Non-controlling interest	13,358	13,193
Stockholder's equity	990,753	1,019,600
Total liabilities and stockholder's equity	$6,974,855	$6,915,211

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Statements of Income
Net revenues	$616,749	$579,311	$1,144,753	$1,084,741
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	194,223	186,776	377,538	366,773
General and administrative expenses (exclusive of depreciation and amortization)	96,232	89,315	193,807	184,307
Corporate expenses (exclusive of depreciation and amortization)	36,418	31,455	68,006	62,518
Depreciation and amortization	84,446	78,110	166,385	155,931
Gain on disposition of assets and investments	(2,685)	(4,176)	(15,287)	(73,961)
	408,634	381,480	790,449	695,568
Operating income	208,115	197,831	354,304	389,173
Other (income) expense:
Interest income	(528)	(597)	(899)	(1,089)
Interest expense	41,105	40,700	81,644	79,032
Equity in loss (earnings) of investee	—	174	—	(206)
	40,577	40,277	80,745	77,737
Income before income tax expense	167,538	157,554	273,559	311,436
Income tax expense	2,743	2,388	6,793	16,932
Net income	164,795	155,166	266,766	294,504
Net income attributable to non-controlling interest	3,891	661	4,449	1,135
Net income attributable to controlling interest	$160,904	$154,505	$262,317	$293,369
Statements of Comprehensive Income
Net income	$164,795	$155,166	$266,766	$294,504
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(424)	1,017	(872)	696
Comprehensive income	164,371	156,183	265,894	295,200
Net income attributable to non-controlling interest	3,891	661	4,449	1,135
Comprehensive income attributable to controlling interest	$160,480	$155,522	$261,445	$294,065

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2025	$—	$3,421,052	$(2,803)	$(2,411,842)	$13,193	$1,019,600
Contribution from parent	—	26,888	—	—	(11)	26,877
Reallocation of capital	—	(752)	7	—	745	—
Foreign currency translations	—	—	(448)	—	—	(448)
Net income	—	—	—	101,413	558	101,971
Distributions to non-controlling interest	—	—	—	—	(2,578)	(2,578)
Dividend to parent	—	—	—	(168,690)	—	(168,690)
Balance, March 31, 2026	$—	$3,447,188	$(3,244)	$(2,479,119)	$11,907	$976,732
Contribution from parent	—	14,901	—	—	—	14,901
Reallocation of capital	—	—	6	—	(6)	—
Foreign currency translations	—	—	(424)	—	—	(424)
Net income	—	—	—	160,904	3,891	164,795
Distributions to non-controlling interest	—	—	—	—	(2,434)	(2,434)
Dividend to parent	—	—	—	(162,817)	—	(162,817)
Balance, June 30, 2026	$—	$3,462,089	$(3,662)	$(2,481,032)	$13,358	$990,753

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2024	$—	$3,229,799	$(2,954)	$(2,185,755)	$849	$1,041,939
Contribution from parent	—	30,721	—	—	—	30,721
Reallocation of capital	—	(826)	—	—	826	—
Foreign currency translations	—	—	(321)	—	—	(321)
Net income	—	—	—	138,864	474	139,338
Distributions to non-controlling interest	—	—	—	—	(553)	(553)
Dividend to parent	—	—	—	(185,433)	—	(185,433)
Balance, March 31, 2025	$—	$3,259,694	$(3,275)	$(2,232,324)	$1,596	$1,025,691
Contribution from parent	—	8,431	—	—	—	8,431
Foreign currency translations	—	—	1,017	—	—	1,017
Net income	—	—	—	154,505	661	155,166
Distributions to non-controlling interest	—	—	—	—	(442)	(442)
Dividend to parent	—	—	—	(288,619)	—	(288,619)
Balance, June 30, 2025	$—	$3,268,125	$(2,258)	$(2,366,438)	$1,815	$901,244

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$266,766	$294,504
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	166,385	155,931
Non-cash compensation	25,269	17,725
Amortization included in interest expense	3,387	3,056
Gain on disposition of assets and investments	(15,287)	(73,961)
Equity in earnings of investee	—	(206)
Deferred tax expense (benefit)	1,561	(8,319)
Provision for doubtful accounts	4,792	3,274
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(41,190)	(14,000)
Prepaid expenses	(988)	(4,601)
Other assets	5,734	(10,571)
(Decrease) increase in:
Trade accounts payable	(490)	759
Accrued expenses	(14,371)	(8,050)
Operating lease liabilities	(33,754)	(28,272)
Other liabilities	3,159	(737)
Cash flows provided by operating activities	370,973	326,532
Cash flows from investing activities:
Acquisitions	(101,935)	(87,080)
Capital expenditures	(75,859)	(68,088)
Proceeds from disposition of assets and investments	15,252	121,392
Cash flows used in investing activities	(162,542)	(33,776)
Cash flows from financing activities:
Principal payments on long-term debt	(243)	(208)
Principal payments on financing leases	(666)	(666)
Payments on revolving credit facility	(80,000)	(292,000)
Proceeds received from revolving credit facility	170,000	442,000
Payments on accounts receivable securitization program	(135,000)	(29,400)
Proceeds received from accounts receivable securitization program	135,000	29,400
Debt issuance costs	494	—
Distributions to non-controlling interest	(5,012)	(995)
Contributions from parent	41,789	39,152
Dividend to parent	(331,507)	(474,052)
Cash flows used in financing activities	(205,145)	(286,769)
Effect of exchange rate changes in cash and cash equivalents	(148)	278
Net increase in cash and cash equivalents	3,138	6,265
Cash and cash equivalents at beginning of period	64,312	48,961
Cash and cash equivalents at end of period	$67,450	$55,226
Supplemental disclosures of cash flow information:
Cash paid for interest	$80,789	$76,035
Cash paid for foreign, state and federal income taxes	$5,811	$14,666

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

Summarized Balance Sheet as of June 30, 2026

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$55,610	$53,749	$383,850	$—	$493,209
Noncurrent assets	4,530,851	6,762,032	285,441	(5,096,678)	6,481,646
Current liabilities	46,307	458,243	270,551	—	775,101
Noncurrent liabilities	3,562,758	1,882,175	449,855	(685,787)	5,209,001
Non-controlling interest	—	13,917	(559)	—	13,358

Summarized Balance Sheet as of December 31, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$52,917	$57,033	$349,273	$—	$459,223
Noncurrent assets	4,470,971	6,704,177	288,193	(5,007,353)	6,455,988
Current liabilities	53,031	462,330	267,118	—	782,479
Noncurrent liabilities	3,464,450	1,881,921	414,928	(648,167)	5,113,132
Non-controlling interest	—	13,691	(498)	—	13,193

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, except share and per share data)
Summarized Statements of Income and Comprehensive Income
for the Three Months Ended June 30, 2026

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$609,434	$7,401	$(86)	$616,749
Operating expenses (income)	—	402,040	6,680	(86)	408,634
Operating income	—	207,394	721	—	208,115
Net income (loss)	160,902	205,257	(2,257)	(199,107)	164,795
Net income (loss) attributable to controlling interest	160,902	201,648	(2,539)	(199,107)	160,904

Summarized Statements of Income and Comprehensive Income
for the Three Months Ended June 30, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$567,209	$12,357	$(255)	$579,311
Operating expenses (income)	—	369,445	12,290	(255)	381,480
Operating income	—	197,764	67	—	197,831
Net income (loss)	154,505	195,734	(3,365)	(191,708)	155,166
Net income (loss) attributable to controlling interest	154,505	195,354	(3,646)	(191,708)	154,505

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, except share and per share data)
Summarized Statements of Income and Comprehensive Income
for the Six Months Ended June 30, 2026

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$1,131,085	$13,887	$(219)	$1,144,753
Operating expenses (income)	—	777,475	13,193	(219)	790,449
Operating income	—	353,610	694	—	354,304
Net income (loss)	262,316	347,731	(5,032)	(338,249)	266,766
Net income (loss) attributable to controlling interest	262,316	343,865	(5,615)	(338,249)	262,317

Summarized Statements of Income and Comprehensive Income
for the Six Months Ended June 30, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$1,061,191	$23,976	$(426)	$1,084,741
Operating expenses (income)	—	671,328	24,666	(426)	695,568
Operating income (loss)	—	389,863	(690)	—	389,173
Net income (loss)	293,369	374,192	(7,570)	(365,487)	294,504
Net income (loss) attributable to controlling interest	293,369	373,592	(8,105)	(365,487)	293,369

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, except share and per share data)
(3) Segment Reporting

The following table presents our financial performance by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues:
Billboard	$552,323	$512,317	$1,020,947	$957,214
Other	64,426	66,994	123,806	127,527
Total net revenues	$616,749	$579,311	$1,144,753	$1,084,741

Advertising expenses:
Billboard	$237,339	$221,892	$464,849	$438,823
Other	48,131	51,943	95,704	103,835
Total advertising expenses	$285,470	$273,835	$560,553	$542,658

Segmented adjusted EBITDA:
Billboard adjusted EBITDA	$314,984	$290,425	$556,098	$518,391
Other adjusted EBITDA	16,295	15,051	28,102	23,692
Corporate expenses (1)	(27,766)	(26,943)	(54,233)	(53,220)
Adjusted EBITDA	$303,513	$278,533	$529,967	$488,863

(1)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

Reconciliation of adjusted EBITDA to income before income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted EBITDA	$303,513	$278,533	$529,967	$488,863
Stock-based compensation expense	(14,066)	(7,148)	(25,269)	(17,725)
Capitalized contract fulfillment costs, net	429	380	704	5
Depreciation and amortization	(84,446)	(78,110)	(166,385)	(155,931)
Gain on disposition of assets and investments	2,685	4,176	15,287	73,961
Equity in earnings of investee	—	(174)	—	206
Interest expense, net	(40,577)	(40,103)	(80,745)	(77,943)
Income before income tax expense	$167,538	$157,554	$273,559	$311,436

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2026 and 2025. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes thereto.

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

During the six months ended June 30, 2026, the Company completed multiple acquisitions for a total cash purchase price of approximately $101.9 million. See Uses of Cash – Acquisitions for more information. The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total capital expenditures:
Billboard — traditional	$9,015	$8,887	$14,943	$14,933
Billboard — digital	21,537	22,242	34,668	38,318
Logos	4,953	3,379	9,394	5,985
Transit	730	370	1,232	958
Land and buildings	2,293	1,360	3,419	1,670
Operating equipment	4,191	1,963	12,203	6,224
Total capital expenditures	$42,719	$38,201	$75,859	$68,088

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

RESULTS OF OPERATIONS

Six months ended June 30, 2026 compared to six months ended June 30, 2025

Net revenues increased $60.0 million, or 5.5%, to $1.14 billion for the six months ended June 30, 2026 from $1.08 billion for the same period in 2025. This increase was primarily attributable to an increase in billboard net revenues of $63.7 million and an increase in logo net revenues of $1.6 million, offset by a decrease in transit net revenues of $5.3 million over the same period in 2025.

For the six months ended June 30, 2026, there was a $55.5 million increase in net revenues as compared to acquisition-adjusted net revenues for the six months ended June 30, 2025, which represents an increase of 5.1%. See "Reconciliations" below. The $55.5 million increase in net revenues is primarily due to an increase of $46.3 million in billboard net revenues, an increase of $1.8 million in logo net revenues, and an increase in transit net revenues of $7.4 million over the same period in 2025.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $25.8 million, or 4.2%, to $639.6 million for the six months ended June 30, 2026 from $613.9 million for the same period in 2025. The $25.8 million increase over the prior year is comprised of an $18.2 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $7.5 million increase in stock-based compensation.

Depreciation and amortization expense increased $10.5 million to $166.4 million for the six months ended June 30, 2026 as compared to $155.9 million for the same period in 2025, primarily related to acquisitions and capital expenditures completed in the last twelve months.

For the six months ended June 30, 2026, the Company recognized a gain on disposition of assets and investments of $15.3 million as compared to $74.0 million for the same period in 2025. The $58.7 million decrease is primarily related to the gain associated with the sale of Lamar's equity interest in Vistar Media, Inc. during the six months ended June 30, 2025.

Due to the above factors, operating income decreased by $34.9 million to $354.0 million for the six months ended June 30, 2026 as compared to $388.9 million for the same period in 2025.

Interest expense increased $2.6 million for the six months ended June 30, 2026 to $81.6 million as compared to $79.0 million for the six months ended June 30, 2025. The increase was primarily due to the institutional private placement of the 5 3/8% Senior Notes in September 2025, offset by a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

The decrease in operating income, as well as the increase in interest expense, resulted in a $37.9 million decrease in income before income tax expense for the six months ended June 30, 2026 as compared to the same period in 2025. The effective tax rate for the six months ended June 30, 2026 was 2.5%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the six months ended June 30, 2026 of $266.5 million, as compared to net income of $294.2 million for the same period in 2025.

Reconciliations:

Because acquisitions occurring after December 31, 2024 have contributed to our net revenues results for the periods presented, we provide 2025 acquisition-adjusted net revenues, which adjusts our 2025 net revenues for the six months ended June 30, 2025 by adding to or subtracting from it the net revenues generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2026.

Reconciliations of 2025 reported net revenues to 2025 acquisition-adjusted net revenues for the six months ended June 30, as well as a comparison of 2025 acquisition-adjusted net revenues to 2026 reported net revenues for the six months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenues to Acquisition-Adjusted Net Revenues

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Reported net revenues	$1,144,753	$1,084,741
Acquisition net revenues	—	4,496
Adjusted totals	$1,144,753	$1,089,237

Key Performance Indicators

Net Income/Adjusted EBITDA

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Net income	$266,485	$294,245	$(27,760)	(9.4)%
Income tax expense	6,793	16,932	(10,139)
Interest expense, net	80,745	77,943	2,802
Equity in earnings of investee	—	(206)	206
Gain on disposition of assets and investments	(15,287)	(73,961)	58,674
Depreciation and amortization	166,385	155,931	10,454
Capitalized contract fulfillment costs, net	(704)	(5)	(699)
Stock-based compensation expense	25,269	17,725	7,544
Adjusted EBITDA	$529,686	$488,604	$41,082	8.4%

Adjusted EBITDA for the six months ended June 30, 2026 increased 8.4% to $529.7 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $49.9 million, offset by an increase in total general and administrative and corporate expenses of $7.5 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Billboard adjusted EBITDA	$556,098	$518,391	$37,707
Other adjusted EBITDA(1)	28,100	23,692	4,408
Corporate expenses(2)	(54,512)	(53,479)	(1,033)
Adjusted EBITDA	$529,686	$488,604	$41,082	8.4%

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

Adjusted EBITDA for the six months ended June 30, 2026 increased 8.4% to $529.7 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $37.7 million and an increase in other adjusted EBITDA of $4.4 million, offset by an increase in corporate expenses of $1.0 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(In thousands)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
Net income	$266,485	$294,245	$(27,760)	(9.4)%
Depreciation and amortization related to real estate	155,728	147,651	8,077
Gain from sale or disposal of real estate and investments, net of tax	(13,210)	(60,742)	47,532
Adjustments for unconsolidated affiliates and non-controlling interest	(4,449)	330	(4,779)
FFO	404,554	381,484	23,070	6.0%
Straight-line expense	2,273	2,381	(108)
Capitalized contract fulfillment costs, net	(704)	(5)	(699)
Stock-based compensation expense	25,269	17,725	7,544
Non-cash portion of tax provision	(408)	(339)	(69)
Non-real estate related depreciation and amortization	10,657	8,280	2,377
Amortization of deferred financing costs	3,387	3,056	331
Capital expenditures - maintenance	(24,011)	(22,662)	(1,349)
Adjustments for unconsolidated affiliates and non-controlling interest	4,449	(330)	4,779
AFFO	$425,466	$389,590	$35,876	9.2%

For the six months ended June 30, 2026, FFO was $404.6 million as compared to $381.5 million for the same period in 2025, an increase of 6.0%. AFFO for the six months ended June 30, 2026 increased 9.2% to $425.5 million as compared to $389.6 million for the same period in 2025. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $49.9 million, offset by an increase in interest expense of $2.6 million and an increase in total general and administrative and corporate expenses of $7.5 million for the six months ended June 30, 2026.

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Net revenues increased $37.4 million or 6.5% to $616.7 million for the three months ended June 30, 2026 from $579.3 million for the same period in 2025. This increase was primarily attributable to an increase in billboard net revenues of $40.0 million and an increase in logo net revenues of $0.2 million, offset by a decrease in transit net revenues of $2.8 million over the same period in 2025.

For the three months ended June 30, 2026, there was a $35.7 million increase in net revenues as compared to acquisition-adjusted net revenues for the three months ended June 30, 2025, which represents an increase of 6.1%. See "Reconciliations" below. The $35.7 million increase in net revenues is primarily due to an increase of $31.1 million in billboard net revenues, an increase of $0.5 million in logo net revenues, and an increase of $4.2 million in transit net revenues over the same period in 2025.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $19.3 million, or 6.3%, to $327.0 million for the three months ended June 30, 2026 from $307.7 million for the same period in 2025. The $19.3 million increase over the prior year is comprised of a $12.4 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $6.9 million increase in stock-based compensation.

Depreciation and amortization expense increased $6.3 million to $84.4 million for the three months ended June 30, 2026 as compared to $78.1 million for the same period in 2025, primarily related to acquisitions and capital expenditures completed in the last twelve months.

For the three months ended June 30, 2026, the Company recognized a gain on disposition of assets and investments of $2.7 million, primarily resulting from transactions related to the sale of real estate and billboard locations and displays.

Due to the above factors, operating income increased by $10.3 million to $208.0 million for the three months ended June 30, 2026 as compared to $197.7 million for the same period in 2025.

Interest expense increased $0.4 million for the three months ended June 30, 2026 to $41.1 million as compared to $40.7 million for the three months ended June 30, 2025 primarily due to the institutional private placement of the 5 3/8% Senior Notes in September 2025, offset by a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

The increase in operating income, offset by the increase in interest expense, resulted in an increase in income before income tax expense of $10.0 million for the three months ended June 30, 2026 as compared to the same period in 2025. The effective tax rate for the three months ended June 30, 2026 was 1.6%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended June 30, 2026 of $164.6 million, as compared to net income of $155.0 million for the same period in 2025.

Reconciliations:

Because acquisitions occurring after December 31, 2024 have contributed to our net revenues results for the periods presented, we provide 2025 acquisition-adjusted net revenues, which adjusts our 2025 net revenues for the three months ended June 30, 2025 by adding to or subtracting from it the net revenues generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2026.

Reconciliations of 2025 reported net revenues to 2025 acquisition-adjusted net revenues for the three months ended June 30, as well as a comparison of 2025 acquisition-adjusted net revenues to 2026 reported net revenues for the three months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenues to Acquisition-Adjusted Net Revenues

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Reported net revenues	$616,749	$579,311
Acquisition net revenues	—	1,731
Adjusted totals	$616,749	$581,042

Key Performance Indicators

Net Income/Adjusted EBITDA

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Net income	$164,640	$155,016	$9,624	6.2%
Income tax expense	2,743	2,388	355
Interest expense, net	40,577	40,103	474
Equity in earnings of investee	—	174	(174)
Gain on disposition of assets and investments	(2,685)	(4,176)	1,491
Depreciation and amortization	84,446	78,110	6,336
Capitalized contract fulfillment costs, net	(429)	(380)	(49)
Stock-based compensation expense	14,066	7,148	6,918
Adjusted EBITDA	$303,358	$278,383	$24,975	9.0%

Adjusted EBITDA for the three months ended June 30, 2026 increased 9.0% to $303.4 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenues less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $29.9 million offset by an increase in total general and administrative and corporate expenses of $5.0 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Billboard adjusted EBITDA	$314,984	$290,425	$24,559
Other adjusted EBITDA(1)	16,296	15,051	1,245
Corporate expenses(2)	(27,922)	(27,093)	(829)
Adjusted EBITDA	$303,358	$278,383	$24,975	9.0%

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

Adjusted EBITDA for the three months ended June 30, 2026 increased 9.0% to $303.4 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $24.6 million, an increase in other adjusted EBITDA of $1.2 million and an increase in corporate expenses of $0.8 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(In thousands)	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
Net income	$164,640	$155,016	$9,624	6.2%
Depreciation and amortization related to real estate	78,655	74,015	4,640
Gain from sale or disposal of real estate and investments, net of tax	(2,649)	(4,145)	1,496
Adjustments for unconsolidated affiliates and non-controlling interest	(3,891)	456	(4,347)
FFO	$236,755	$225,342	$11,413	5.1%
Straight line expense	1,109	1,372	(263)
Capitalized contract fulfillment costs, net	(429)	(380)	(49)
Stock-based compensation expense	14,066	7,148	6,918
Non-cash portion of tax provision	(215)	(95)	(120)
Non-real estate related depreciation and amortization	5,791	4,095	1,696
Amortization of deferred financing costs	1,694	1,533	161
Capital expenditures - maintenance	(14,714)	(13,277)	(1,437)
Adjustments for unconsolidated affiliates and non-controlling interest	3,891	(456)	4,347
AFFO	$247,948	$225,282	$22,666	10.1%

For the three months ended June 30, 2026, FFO was $236.8 million as compared to $225.3 million for the same period in 2025 to $236.8 million, an increase of 5.1%. AFFO for the three months ended June 30, 2026 increased 10.1% to $247.9 million as compared to $225.3 million for the same period in 2025. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenues less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $29.9 million, offset by an increase in total general and administrative and corporate expenses of $5.0 million, excluding the impact of stock-based compensation expense, as well as a decrease of $0.2 million in equity in earnings of investee.

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

Sources of Cash

Total Liquidity. As of June 30, 2026 we had $720.2 million of total liquidity, which is comprised of $68.0 million in cash and cash equivalents and $652.2 million of availability under the revolving portion of Lamar Media’s senior credit facility. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after accounting for borrowing the full amount available to us under the revolving portion of the senior credit facility.

As of June 30, 2026 and December 31, 2025, the Company had a working capital deficit of $293.4 million and $334.3 million, respectively. The decrease in working capital deficit of $40.9 million is primarily due to an increase in our receivables balance as of June 30, 2026.

Cash Generated by Operations. For the six months ended June 30, 2026 and 2025, our cash provided by operating activities was $399.8 million and $357.2 million, respectively. We expect to generate cash flows from operations during 2026 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. We believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.

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

As of June 30, 2026, there was $250.0 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability under the Accounts Receivable Securitization Program as of June 30, 2026.

“At-the-Market” Offering Program. On July 24, 2024, the Company entered into an equity distribution agreement, or At-the-Market Offering Agreement, (the "2024 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms. Under the terms of the 2024 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be conducted in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2024 Sales Agreement and may at any time suspend solicitations and offers under the 2024 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2024 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under the 2024 Sales Agreement or the prior sales agreement during the year ended December 31, 2025 and the six months ended June 30, 2026.

Shelf Registration Statement. On July 24, 2024, the Company filed a new automatically effective shelf registration statement that allows the Company to offer and sell an indeterminate amount of additional shares of its Class A common stock. As of June 30, 2026, the Company has not issued any shares under the shelf registration statement.

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

On April 26, 2023, Lamar Media entered into Amendment No. 3 ("Amendment No. 3") to the Fourth Amended and Restated Credit Agreement with certain of Lamar Media's subsidiaries as guarantors, JPMorgan Chase Bank N.A. as administrative agent and the lenders party thereto. Amendment No. 3 replaced the London Interbank Offered Rates as administered by the ICE Benchmark Administration with Term SOFR as the successor rate, as set forth in the Fourth Amended and Restated Credit Agreement. All other material terms and conditions of the Fourth Amended and Restated Credit Agreement were unchanged by Amendment No. 3.

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

As of June 30, 2026, the aggregate balance outstanding under the senior credit facility was $790.0 million, consisting of $700.0 million in Term B loans aggregate principal balance and $90.0 million in outstanding borrowings under our revolving credit facility. Lamar Media had approximately $652.2 million of unused capacity under the revolving credit facility.

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

Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. As of June 30, 2026, we were, and currently we are, in compliance with all such tests under the senior credit facility.

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

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $75.9 million for the six months ended June 30, 2026. We anticipate our 2026 total capital expenditures will be approximately $186.0 million.

Acquisitions. During the six months ended June 30, 2026, the Company completed acquisitions for an aggregate cash purchase price of approximately $101.9 million, which were financed using available cash on hand and borrowings on the senior credit facility.

Dividends. On February 26, 2026, the Company's Board of Directors declared a quarterly cash dividend of $1.60 per common share of the Company, paid on March 31, 2026 to its stockholders of record of its Class A common stock, Class B common stock, and holders of common/LTIP units of Lamar LP, on March 16, 2026. On May 14, 2026, the Company's Board of Directors declared a quarterly cash dividend of $1.60 per common share of the Company, paid on June 30, 2026 to its stockholders of record of its Class A common stock, Class B common stock, and holders of common/LTIP units of Lamar LP, on June 16, 2026. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2026 will be at least $6.50 per share of common stock, including the dividends paid on March 31, 2026 and June 30, 2026.

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

Stock and Debt Repurchasing Program. Prior to May 15, 2025, the Company’s Board of Directors had authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. On May 15, 2025, the Company's Board of Directors approved the increase of the amount authorized under the Stock Repurchase Program by $150.0 million, bringing the total amount authorized under the Program to $400.0 million. On February 26, 2026, the Board of Directors authorized the extension of the Stock Repurchase Program through September 30, 2027. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized. During the year ended December 31, 2025, the Company repurchased 1,388,091 shares of the Company's Class A common stock outstanding for a total purchase price of $150.0 million. There were no repurchases made during the six months ended June 30, 2026.

Material Cash Requirements

Our expected material cash requirements for the twelve months following June 30, 2026 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.

Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of June 30, 2026:

(In millions)	Less than 1 year	Thereafter
Debt maturities(1)	$0.5	$3,514.1
Interest obligations on long-term debt(2)	146.0	518.6
Contractual obligations, including operating and financing leases	286.6	1,944.8
Total payments due	$433.1	$5,977.5

(1)Debt maturities assume there is no refinancing prior to the existing maturity date and is based on contractual maturities.
(2)Interest rates on our variable rate instruments assume rates at the June 30, 2026 levels.

Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). On February 26, 2026, the Company's Board of Directors declared a quarterly cash dividend of $1.60 per common share of the Company, paid on March 31, 2026 to its stockholders of record of its Class A common stock, Class B common stock, and holders of common/LTIP units of Lamar LP, on March 16, 2026. On May 14, 2026, the Company's Board of Directors declared a quarterly cash dividend of $1.60 per common share of the Company, paid on June 30, 2026 to its stockholders of record of its Class A common stock, Class B common stock, and holders of common/LTIP units of Lamar LP, on June 16, 2026. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2026 will be at least $6.50 per share of common stock, including the dividends paid on March 31, 2026 and June 30, 2026.

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

Cash Flows

The Company's cash flows provided by operating activities increased $42.6 million from $357.2 million for the six months ended June 30, 2025 to $399.8 million for the six months ended June 30, 2026.

Cash flows used in investing activities increased $128.8 million from $33.8 million for the six months ended June 30, 2025 to $162.5 million for the six months ended June 30, 2026. This change was primarily due to increases in acquisitions and capital expenditures during 2026, offset by the net change in proceeds received from the sale of the Company's equity investment in Vistar Media, Inc. of $115.9 million during 2025 as compared to $8.0 million received during 2026.

The Company's cash flows used in financing activities were $234.0 million for the six months ended June 30, 2026 as compared to $317.5 million for the six months ended June 30, 2025. The cash flows used in financing activities of $234.0 million for the six months ended June 30, 2026 were primarily due to cash paid for dividends and distributions, offset by borrowings on the revolving credit facility.

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

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and six months ended June 30, 2026 and 2025. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Six months ended June 30, 2026 compared to six months ended June 30, 2025

Net revenues increased $60.0 million, or 5.5%, to $1.14 billion for the six months ended June 30, 2026 from $1.08 billion for the same period in 2025. This increase was primarily attributable to an increase in billboard net revenues of $63.7 million and an increase in logo net revenues of $1.6 million, offset by a decrease in transit net revenues of $5.3 million over the same period in 2025.

For the six months ended June 30, 2026, there was a $55.5 million increase in net revenues as compared to acquisition-adjusted net revenues for the six months ended June 30, 2025, which represents an increase of 5.1%. See "Reconciliations" below. The $55.5 million increase in net revenues is primarily due to an increase of $46.3 million in billboard net revenues, an increase of $1.8 million in logo net revenues, and an increase in transit net revenues of $7.4 million over the same period in 2025.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $25.8 million, or 4.2%, to $639.4 million for the six months ended June 30, 2026 from $613.6 million for the same period in 2025. The $25.8 million increase over the prior year is comprised of an $18.2 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $7.5 million increase in stock-based compensation.

Depreciation and amortization expense increased $10.5 million to $166.4 million for the six months ended June 30, 2026 as compared to $155.9 million for the same period in 2025, primarily related to acquisitions and capital expenditures completed in the last twelve months.

For the six months ended June 30, 2026, Lamar Media recognized a gain on disposition of assets and investments of $15.3 million as compared to $74.0 million for the same period in 2025. The $58.7 million decrease is primarily related to the gain associated with the sale of Lamar's equity interest in Vistar Media, Inc. during the six months ended June 30, 2025.

Due to the above factors, operating income decreased by $34.9 million to $354.3 million for the six months ended June 30, 2026 as compared to $389.2 million for the same period in 2025.

Interest expense increased $2.6 million for the six months ended June 30, 2026 to $81.6 million as compared to $79.0 million for the six months ended June 30, 2025. The increase was primarily due to the institutional private placement of the 5 3/8% Senior Notes in September 2025, offset by a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

The decrease in operating income, as well as the increase in interest expense, resulted in a $37.9 million decrease in income before income tax expense for the six months ended June 30, 2026 as compared to the same period in 2025. The effective tax rate for the six months ended June 30, 2026 was 2.5%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the six months ended June 30, 2026 of $266.8 million, as compared to net income of $294.5 million for the same period in 2025.

Reconciliations:

Because acquisitions occurring after December 31, 2024 have contributed to our net revenues results for the periods presented, we provide 2025 acquisition-adjusted net revenues, which adjusts our 2025 net revenues for the six months ended June 30, 2025 by adding to or subtracting from it the net revenues generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2026.

Reconciliations of 2025 reported net revenues to 2025 acquisition-adjusted net revenues for the six months ended June 30, as well as a comparison of 2025 acquisition-adjusted net revenues to 2026 reported net revenues for the six months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenues to Acquisition-Adjusted Net Revenues

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Reported net revenues	$1,144,753	$1,084,741
Acquisition net revenues	—	4,496
Adjusted totals	$1,144,753	$1,089,237

Key Performance Indicators

Net Income/Adjusted EBITDA

(In thousands)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
Net income	$266,766	$294,504	$(27,738)	(9.4)%
Income tax expense	6,793	16,932	(10,139)
Interest expense, net	80,745	77,943	2,802
Equity in earnings of investee	—	(206)	206
Gain on disposition of assets and investments	(15,287)	(73,961)	58,674
Depreciation and amortization	166,385	155,931	10,454
Capitalized contract fulfillment costs, net	(704)	(5)	(699)
Stock-based compensation expense	25,269	17,725	7,544
Adjusted EBITDA	$529,967	$488,863	$41,104	8.4%

Adjusted EBITDA for the six months ended June 30, 2026 increased 8.4% to $530.0 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $49.9 million, offset by an increase in total general and administrative and corporate expenses of $7.4 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Billboard adjusted EBITDA	$556,098	$518,391	$37,707
Other adjusted EBITDA(1)	28,102	23,692	4,410
Corporate expenses(2)	(54,233)	(53,220)	(1,013)
Adjusted EBITDA	$529,967	$488,863	$41,104	8.4%

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

Adjusted EBITDA for the six months ended June 30, 2026 increased 8.4% to $530.0 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $37.7 million, and an increase in other adjusted EBITDA of $4.4 million, offset by an increase in corporate expenses of $1.0 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(In thousands)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
Net income	$266,766	$294,504	$(27,738)	(9.4)%
Depreciation and amortization related to real estate	155,728	147,651	8,077
Gain from sale or disposal of real estate and investments, net of tax	(13,210)	(60,742)	47,532
Adjustments for unconsolidated affiliates and non-controlling interest	(4,449)	330	(4,779)
FFO	404,835	381,743	23,092	6.0%
Straight-line expense	2,273	2,381	(108)
Capitalized contract fulfillment costs, net	(704)	(5)	(699)
Stock-based compensation expense	25,269	17,725	7,544
Non-cash portion of tax provision	(408)	(339)	(69)
Non-real estate related depreciation and amortization	10,657	8,280	2,377
Amortization of deferred financing costs	3,387	3,056	331
Capital expenditures – maintenance	(24,011)	(22,662)	(1,349)
Adjustments for unconsolidated affiliates and non-controlling interest	4,449	(330)	4,779
AFFO	$425,747	$389,849	$35,898	9.2%

For the six months ended June 30, 2026, FFO was $404.8 million as compared to $381.7 million for the same period in 2025, an increase of 6.0%. AFFO for the six months ended June 30, 2026 increased 9.2% to $425.7 million as compared to $389.8 million for the same period in 2025. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $49.9 million, offset by an increase in interest expense of $2.6 million and an increase in total general and administrative and corporate expenses of $7.4 million, excluding the impact of stock-based compensation, for the six months ended June 30, 2026.

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Net revenues increased $37.4 million or 6.5% to $616.7 million for the three months ended June 30, 2026 from $579.3 million for the same period in 2025. This increase was primarily attributable to an increase in billboard net revenues of $40.0 million and an increase in logo net revenues of $0.2 million, offset by a decrease in transit net revenues of $2.8 million over the same period in 2025.

For the three months ended June 30, 2026, there was a $35.7 million increase in net revenues as compared to acquisition-adjusted net revenues for the three months ended June 30, 2025, which represents an increase of 6.1%. See "Reconciliations" below. The $35.7 million increase in net revenues is primarily due to an increase of $31.1 million in billboard net revenues, an increase of $0.5 million in logo net revenues, and an increase in transit net revenues of $4.2 million over the same period in 2025.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $19.3 million, or 6.3%, to $326.9 million for the three months ended June 30, 2026 from $307.5 million for the same period in 2025. The $19.3 million increase over the prior year is comprised of a $12.4 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $6.9 million increase in stock-based compensation.

Depreciation and amortization expense increased $6.3 million to $84.4 million for the three months ended June 30, 2026 as compared to $78.1 million for the same period in 2025, primarily related to acquisitions and capital expenditures completed in the last twelve months.

For the three months ended June 30, 2026, Lamar Media recognized a gain on disposition of assets and investments of $2.7 million, primarily resulting from transactions related to the sale of real estate and billboard locations and displays.

Due to the above factors, operating income increased by $10.3 million to $208.1 million for the three months ended June 30, 2026 as compared to $197.8 million for the same period in 2025.

Interest expense increased $0.4 million for the three months ended June 30, 2026 to $41.1 million as compared to $40.7 million for the three months ended June 30, 2025 primarily due to the institutional private placement of the 5 3/8% Senior Notes in September 2025, offset by a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

The increase in operating income, offset by the increase in interest expense, resulted in an increase in income before income tax expense of $10.0 million for the three months ended June 30, 2026 as compared to the same period in 2025. The effective tax rate for the three months ended June 30, 2026 was 1.6%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended June 30, 2026 of $164.8 million, as compared to net income of $155.2 million for the same period in 2025.

Reconciliations:

Because acquisitions occurring after December 31, 2024 have contributed to our net revenues results for the periods presented, we provide 2025 acquisition-adjusted net revenues, which adjusts our 2025 net revenues for the three months ended June 30, 2025 by adding to or subtracting from it the net revenues generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2026.

Reconciliations of 2025 reported net revenues to 2025 acquisition-adjusted net revenues for the three months ended June 30, as well as a comparison of 2025 acquisition-adjusted net revenues to 2026 reported net revenues for the three months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenues to Acquisition-Adjusted Net Revenues

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Reported net revenues	$616,749	$579,311
Acquisition net revenues	—	1,731
Adjusted totals	$616,749	$581,042

Key Performance Indicators

Net Income/Adjusted EBITDA

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Net income	$164,795	$155,166	$9,629	6.2%
Income tax expense	2,743	2,388	355
Interest expense, net	40,577	40,103	474
Equity in earnings of investee	—	174	(174)
Gain on disposition of assets and investments	(2,685)	(4,176)	1,491
Depreciation and amortization	84,446	78,110	6,336
Capitalized contract fulfillment costs, net	(429)	(380)	(49)
Stock-based compensation expense	14,066	7,148	6,918
Adjusted EBITDA	$303,513	$278,533	$24,980	9.0%

Adjusted EBITDA for the three months ended June 30, 2026 increased 9.0% to $303.5 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenues less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $29.9 million offset by an increase in total general and administrative and corporate expenses of $5.0 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Billboard adjusted EBITDA	$314,984	$290,425	$24,559
Other adjusted EBITDA(1)	16,295	15,051	1,244
Corporate expenses(2)	(27,766)	(26,943)	(823)
Adjusted EBITDA	$303,513	$278,533	$24,980	9.0%

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

Adjusted EBITDA for the three months ended June 30, 2026 increased 9.0% to $303.5 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $24.6 million, an increase in other adjusted EBITDA of $1.2 million and an increase in corporate expenses of $0.8 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Net income	$164,795	$155,166	$9,629	6.2%
Depreciation and amortization related to real estate	78,655	74,015	4,640
Gain from sale or disposal of real estate and investments, net of tax	(2,649)	(4,145)	1,496
Adjustments for unconsolidated affiliates and non-controlling interest	(3,891)	456	(4,347)
FFO	$236,910	$225,492	$11,418	5.1%
Straight-line expense	1,109	1,372	(263)
Capitalized contract fulfillment costs, net	(429)	(380)	(49)
Stock-based compensation expense	14,066	7,148	6,918
Non-cash portion of tax provision	(215)	(95)	(120)
Non-real estate related depreciation and amortization	5,791	4,095	1,696
Amortization of deferred financing costs	1,694	1,533	161
Capital expenditures – maintenance	(14,714)	(13,277)	(1,437)
Adjustments for unconsolidated affiliates and non-controlling interest	3,891	(456)	4,347
AFFO	$248,103	$225,432	$22,671	10.1%

For the three months ended June 30, 2026, FFO was $236.9 million as compared to $225.5 million for the same period in 2025, an increase of 5.1%. AFFO for the three months ended June 30, 2026 increased 10.1% to $248.1 million as compared to $225.4 million for the same period in 2025. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $29.9 million, offset by an increase in total general and administrative and corporate expenses of $5.0 million, excluding the impact of stock-based compensation expense, as well as a decrease of $0.2 million in equity in earnings of investee.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2026, and should be read in conjunction with Note 11 of the Notes to the Company’s Condensed Consolidated Financial Statements.

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

At June 30, 2026, there was approximately $1.04 billion of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 29.3% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2026 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $24.8 million, and the weighted average interest rate applicable to these borrowings during 2026 was 5.0%. Assuming that the weighted average interest rate was 200 basis points higher (that is 7.0% rather than 5.0%), then the Company’s 2026 interest expense would have increased by approximately $9.5 million for the six months ended June 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No repurchases were made during the three months ended June 30, 2026 under the Company’s previously announced stock repurchase program.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

4.1
Supplemental Indenture to the Indenture dated as of April 24, 2026, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of January 22, 2021, relating to Lamar Media’s 3.625% Senior Notes due 2031. Filed herewith.

4.2
Supplemental Indenture to the Indenture dated as of April 24, 2026, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 3.750% Senior Notes due 2028. Filed herewith.

4.3
Supplemental Indenture to the Indenture dated as of April 24, 2026, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of February 6, 2020, relating to Lamar Media’s 4.000% Senior Notes due 2030. Filed herewith.

4.4
Supplemental Indenture to the Indenture dated as of April 24, 2026, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of May 13, 2020, relating to Lamar Media’s 4.875% Senior Notes due 2029. Filed herewith.

4.5
Supplemental Indenture to the Indenture dated as of April 24, 2026, among Lamar Media, the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee, dated as of September 25, 2025, relating to Lamar Media’s 5.375% Senior Notes due 2033. Filed herewith.

10.1
Joinder Agreement, dated as of April 24, 2026, to the Fourth Amended and Restated Credit Agreement dated as of dated as of February 6, 2020 (as amended), among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and TLC Properties III, LLC. Filed herewith.

10.2	Lamar Advertising Company 1996 Equity Incentive Plan, as amended and restated. Filed herewith.

10.3	Lamar Advertising Company 2019 Employee Stock Purchase Plan, as amended and restated. Filed herewith.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: August 6, 2026	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: August 6, 2026	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer