Form 10-Q
period 2026-09-30
LAMAR ADVERTISING CO/NEW; LAMAR MEDIA CORP/DE
filed 2026-11-05
CIK 1090425, 899045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if Lamar Media Corp. has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of October 30, 2026: 87,160,261
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of October 30, 2026: 14,420,085
The number of shares of Lamar Media Corp. common stock outstanding as of October 30, 2026: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,111	$64,812
Receivables, net of allowance for doubtful accounts of $12,772 and $11,856 in 2026 and 2025, respectively	363,524	341,222
Other current assets	46,299	53,689
Total current assets	463,934	459,723
Property, plant and equipment	4,892,398	4,766,872
Less accumulated depreciation and amortization	(3,169,171)	(3,087,972)
Net property, plant and equipment	1,723,227	1,678,900
Operating lease right of use assets	1,509,061	1,504,170
Financing lease right of use assets	3,338	5,478
Goodwill	2,111,175	2,111,257
Intangible assets, net	1,154,773	1,113,829
Other assets	63,018	58,597
Total assets	$7,028,526	$6,931,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,123	$16,469
Current maturities of long-term debt, net of deferred financing costs of $234 and $396 in 2026 and 2025, respectively	250,225	250,044
Current operating lease liabilities	202,001	232,457
Current financing lease liabilities	1,332	1,331
Accrued expenses	137,478	138,675
Deferred income	179,502	155,067
Total current liabilities	788,661	794,043
Long-term debt, net of deferred financing costs of $24,337 and $29,517 in 2026 and 2025, respectively	3,250,914	3,168,863
Operating lease liabilities	1,256,299	1,254,080
Financing lease liabilities	10,953	11,952
Deferred income tax liabilities	3,103	749
Asset retirement obligation	631,354	624,925
Other liabilities	54,851	52,563
Total liabilities	5,996,135	5,907,175
Stockholders’ equity:
Series AA preferred stock, par value $0.001, $63.80 cumulative dividends, 5,720 shares authorized; 5,720 shares issued and outstanding at 2026 and 2025	—	—
Class A common stock, par value $0.001, 362,500,000 shares authorized; 89,544,489 and 89,249,234 shares issued at 2026 and 2025, respectively; 87,160,261 and 86,910,542 outstanding at 2026 and 2025, respectively	90	89
Class B common stock, par value $0.001, 37,500,000 shares authorized, 14,420,085 shares issued and outstanding at 2026 and 2025	14	14
Additional paid-in capital	2,432,183	2,350,546
Accumulated comprehensive loss	(2,880)	(2,803)
Accumulated deficit	(1,175,338)	(1,105,651)
Cost of shares held in treasury, 2,384,228 and 2,338,692 shares at 2026 and 2025, respectively	(236,692)	(230,609)
Non-controlling interest	15,014	13,193
Stockholders’ equity	1,032,391	1,024,779
Total liabilities and stockholders’ equity	$7,028,526	$6,931,954

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Statements of Income
Net revenues	$624,468	$585,541	$1,769,221	$1,670,282
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	196,381	187,716	573,919	554,489
General and administrative expenses (exclusive of depreciation and amortization)	100,697	93,000	294,504	277,307
Corporate expenses (exclusive of depreciation and amortization)	34,183	31,620	102,470	94,397
Depreciation and amortization	100,636	86,276	267,021	242,207
Gain on disposition of assets and investments	(16,866)	(2,155)	(32,153)	(76,116)
	415,031	396,457	1,205,761	1,092,284
Operating income	209,437	189,084	563,460	577,998
Other (income) expense:
Loss on extinguishment of debt	—	2,012	—	2,012
Interest income	(411)	(758)	(1,310)	(1,847)
Interest expense	41,196	41,189	122,840	120,221
Equity in earnings of investee	—	—	—	(206)
	40,785	42,443	121,530	120,180
Income before income tax expense	168,652	146,641	441,930	457,818
Income tax expense	3,628	2,566	10,421	19,498
Net income	165,024	144,075	431,509	438,320
Net income attributable to non-controlling interest	3,154	2,322	7,603	3,457
Net income attributable to controlling interest	161,870	141,753	423,906	434,863
Cash dividends declared and paid on preferred stock	91	91	273	273
Net income applicable to common stock	$161,779	$141,662	$423,633	$434,590
Earnings per share:
Basic earnings per share	$1.59	$1.40	$4.17	$4.28
Diluted earnings per share	$1.59	$1.40	$4.17	$4.27
Cash dividends declared per share of common stock	$1.65	$1.55	$4.85	$4.65
Weighted average common shares outstanding used in computing earnings per share:
Weighted average common shares outstanding - Basic	101,552,429	101,234,505	101,473,753	101,643,527
Weighted average common shares outstanding - Diluted	101,663,105	101,309,203	101,581,005	101,720,659
Statements of Comprehensive Income
Net income	$165,024	$144,075	$431,509	$438,320
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	761	(672)	(111)	24
Comprehensive income	165,785	143,403	431,398	438,344
Net income attributable to non-controlling interest	3,154	2,322	7,603	3,457
Comprehensive income attributable to controlling interest	$162,631	$141,081	$423,795	$434,887

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2025	$—	$89	$14	$(230,609)	$2,350,546	$(2,803)	$(1,105,651)	$13,193	$1,024,779
Stock-based compensation	—	—	—	—	4,649	—	—	—	4,649
Issuance of 128,525 shares of common stock through stock awards	—	—	—	—	16,424	—	—	—	16,424
Exercise of 22,325 shares of stock options	—	—	—	—	1,804	—	—	—	1,804
Issuance of 37,900 shares of common stock through employee purchase plan	—	—	—	—	3,999	—	—	—	3,999
Purchase of 45,536 shares of treasury stock	—	—	—	(6,083)	—	—	—	—	(6,083)
Foreign currency translation	—	—	—	—	—	(448)	—	—	(448)
Issuance of 1,260 shares of common stock through redemption of common units of Lamar Advertising Limited Partnership	—	—	—	—	11	—	—	(11)	—
Net income	—	—	—	—	—	—	101,287	558	101,845
Reallocation of capital	—	—	—	—	(752)	7	—	745	—
Dividends ($1.60 per common share) and other distributions	—	—	—	—	—	—	(162,606)	(2,578)	(165,184)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2026	$—	$89	$14	$(236,692)	$2,376,681	$(3,244)	$(1,167,061)	$11,907	$981,694
Stock-based compensation	—	—	—	—	6,717	—	—	—	6,717
Issuance of 5,127 shares of common stock through stock awards	—	1	—	—	851	—	—	—	852
Exercise of 40,910 shares of stock options	—	—	—	—	4,321	—	—	—	4,321
Issuance of 28,546 shares of common stock through employee purchase plan	—	—	—	—	3,012	—	—	—	3,012
Foreign currency translation	—	—	—	—	—	(424)	—	—	(424)
Net income	—	—	—	—	—	—	160,749	3,891	164,640
Reallocation of capital	—	—	—	—	—	6	—	(6)	—
Dividends ($1.60 per common share) and other distributions	—	—	—	—	—	—	(162,817)	(2,434)	(165,251)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, June 30, 2026	$—	$90	$14	$(236,692)	$2,391,582	$(3,662)	$(1,169,220)	$13,358	$995,470
Stock-based compensation	—	—	—	—	6,773	—	—	—	6,773
Exercise of 5,397 shares of stock options	—	—	—	—	667	—	—	—	667
Issuance of 25,265 shares of common stock through employee purchase plan	—	—	—	—	3,095	—	—	—	3,095
Foreign currency translation	—	—	—	—	—	761	—	—	761
Net income	—	—	—	—	—	—	161,870	3,154	165,024
Reallocation of capital	—	—	—	—	—	12	—	(12)	—
AdSource Outdoor acquisition	—	—	—	—	30,066	9	—	2,137	32,212
Dividends ($1.65 per common share) and other distributions	—	—	—	—	—	—	(167,897)	(3,623)	(171,520)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, September 30, 2026	$—	$90	$14	$(236,692)	$2,432,183	$(2,880)	$(1,175,338)	$15,014	$1,032,391

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share and per share data)

	Series AA PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2024	$—	$89	$14	$(72,688)	$2,159,292	$(2,954)	$(1,036,582)	$849	$1,048,020
Stock-based compensation	—	—	—	—	3,993	—	—	—	3,993
Issuance of 168,450 shares of common stock through stock awards	—	—	—	—	22,235	—	—	—	22,235
Exercise of 6,950 shares of stock options	—	—	—	—	411	—	—	—	411
Issuance of 42,204 shares of common stock through employee purchase plan	—	—	—	—	4,082	—	—	—	4,082
Purchase of 224,572 shares of treasury stock	—	—	—	(26,368)	—	—	—	—	(26,368)
Foreign currency translation	—	—	—	—	—	(321)	—	—	(321)
Net income	—	—	—	—	—	—	138,755	474	139,229
Reallocation of capital	—	—	—	—	(826)	—	—	826	—
Dividends ($1.55 per common share) and other distributions	—	—	—	—	—	—	(159,067)	(553)	(159,620)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, March 31, 2025	$—	$89	$14	$(99,056)	$2,189,187	$(3,275)	$(1,056,985)	$1,596	$1,031,570
Stock-based compensation	—	—	—	—	3,622	—	—	—	3,622
Issuance of 6,463 shares of common stock through stock awards	—	—	—	—	667	—	—	—	667
Exercise of 17,150 shares of stock options	—	—	—	—	1,200	—	—	—	1,200
Issuance of 28,598 shares of common stock through employee purchase plan	—	—	—	—	2,942	—	—	—	2,942
Purchase of 1,223,562 shares of treasury stock	—	—	—	(131,553)	—	—	—	—	(131,553)
Foreign currency translation	—	—	—	—	—	1,017	—	—	1,017
Net income	—	—	—	—	—	—	154,355	661	155,016
Dividends ($1.55 per common share) and other distributions	—	—	—	—	—	—	(157,065)	(442)	(157,507)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, June 30, 2025	$—	$89	$14	$(230,609)	$2,197,618	$(2,258)	$(1,059,786)	$1,815	$906,883
Stock-based compensation	—	—	—	—	3,869	—	—	—	3,869
Exercise of 14,550 shares of stock options	—	—	—	—	1,384	—	—	—	1,384
Issuance of 28,343 shares of common stock through employee purchase plan	—	—	—	—	2,949	—	—	—	2,949
Issuance of 22,000 shares of common stock through redemption of Common Units of Lamar Advertising Limited Partnership	—	—	—	—	164	—	—	(164)	—
Foreign currency translation	—	—	—	—	—	(663)	—	(9)	(672)
Net income	—	—	—	—	—	—	141,753	2,322	144,075
Verde Outdoor acquisition	—	—	—	—	135,520	36	—	12,086	147,642
Dividends ($1.55 per common share) and other distributions	—	—	—	—	—	—	(157,335)	(2,964)	(160,299)
Dividends ($15.95 per preferred share)	—	—	—	—	—	—	(91)	—	(91)
Balance, September 30, 2025	$—	$89	$14	$(230,609)	$2,341,504	$(2,885)	$(1,075,459)	$13,086	$1,045,740

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$431,509	$438,320
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	267,021	242,207
Stock-based compensation	38,327	25,305
Amortization included in interest expense	5,092	4,593
Gain on disposition of assets and investments	(32,153)	(76,116)
Loss on extinguishment of debt	—	2,012
Equity in earnings of investee	—	(206)
Deferred tax expense (benefit)	2,620	(8,476)
Provision for doubtful accounts	7,143	6,855
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(28,895)	(12,622)
Prepaid expenses	1,454	263
Other assets	4,929	(5,271)
Increase (decrease) in:
Trade accounts payable	1,584	17
Accrued expenses	(3,882)	(4,185)
Operating lease liabilities	(29,238)	(21,628)
Other liabilities	18,355	1,821
Cash flows provided by operating activities	683,866	592,889
Cash flows from investing activities:
Acquisitions	(187,245)	(133,894)
Capital expenditures	(120,842)	(117,938)
Proceeds from disposition of assets and investments	30,848	123,704
Decrease in notes receivable	74	69
Cash flows used in investing activities	(277,165)	(128,059)
Cash flows from financing activities:
Cash used for purchase of treasury stock	(6,083)	(157,921)
Net proceeds from issuance of common stock	16,898	12,968
Principal payments on long-term debt	(354)	(313)
Principal payments on financing leases	(998)	(998)
Payments on revolving credit facility	(170,000)	(726,000)
Proceeds received from revolving credit facility	245,000	442,000
Proceeds received from note offering	—	400,000
Proceeds from senior credit facility term loans	—	698,250
Payments on accounts receivable securitization program	(240,000)	(99,400)
Proceeds received from accounts receivable securitization program	240,000	29,400
Payments on senior credit facility term loans	—	(600,000)
Debt issuance costs, net	494	(12,709)
Distributions to non-controlling interest	(8,635)	(3,959)
Dividends/distributions	(493,593)	(473,740)
Cash flows used in financing activities	(417,271)	(492,422)
Effect of exchange rate changes in cash and cash equivalents	(131)	147
Net decrease in cash and cash equivalents	(10,701)	(27,445)
Cash and cash equivalents at beginning of period	64,812	49,461
Cash and cash equivalents at end of period	$54,111	$22,016
Supplemental disclosures of cash flow information:
Cash paid for interest	$114,989	$114,923
Cash paid for foreign, state and federal income taxes	$8,434	$21,864

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

The Company's direct wholly owned subsidiary Lamar Media Corp. ("Lamar Media") is party to the Amended and Restated Limited Partnership Agreement of Lamar Advertising Limited Partnership ("Lamar LP") as the initial limited partner, along with its wholly owned subsidiary, Lamar Advertising General Partner, LLC, as the general partner of Lamar LP (the "General Partner") and certain other limited partners. Lamar Media formed Lamar LP and contributed all of its assets to Lamar LP in connection with the Company's reorganization as a specific type of REIT known as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") in July 2022.
For each share of common stock the Company issues, Lamar LP issues a corresponding Common Unit to Lamar Media in exchange for the contributions of the proceeds from the stock issuance. At September 30, 2026, Lamar Media, together with the General Partner, owned 98.3% of the Common Units of Lamar LP. The remaining 1.7% of the Common Units are owned by unaffiliated investors and certain executives of the Company.

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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
The following table presents our disaggregated revenue by source for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Billboard advertising	$562,287	$524,769	$1,583,234	$1,481,983
Logo advertising	22,285	22,195	68,754	67,084
Transit advertising	39,896	38,577	117,233	121,215
Net revenues	$624,468	$585,541	$1,769,221	$1,670,282

(3) Leases

During the three months ended September 30, 2026 and 2025, we had operating lease costs of $86,891 and $83,463, respectively, and variable lease costs of $19,235 and $17,490, respectively. During the nine months ended September 30, 2026 and 2025, we had operating lease costs of $258,258 and $248,406, respectively, and variable lease costs of $54,500 and $48,700, respectively. These operating lease costs are recorded in direct advertising expenses (exclusive of depreciation and amortization). For the three months ended September 30, 2026 and 2025, we recorded a gain of $257 and $200, respectively, and for the nine months ended September 30, 2026 and 2025, we recorded a gain of $776 and $241, respectively, in gain on disposition of assets related to the amendment and termination of lease agreements. Cash payments of $282,902 and $269,147 were made reducing our operating lease liabilities for the nine months ended September 30, 2026 and 2025, respectively, and are included in cash flows provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

We elected the short-term lease exemption which applies to certain of our vehicle agreements. This election allows the Company to not recognize lease right of use assets ("ROU assets") or lease liabilities for agreements with a term of twelve months or less. We recorded $3,012 and $2,625 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the three months ended September 30, 2026 and 2025, respectively. We recorded $9,215 and $7,784 in direct advertising expenses (exclusive of depreciation and amortization) for these agreements during the nine months ended September 30, 2026 and 2025, respectively.

Our operating leases have a weighted-average remaining lease term of 13.0 years. The weighted-average discount rate of our operating leases is 5.4%. Also, during the nine months ended September 30, 2026 and 2025, we obtained $43,794 and $64,636, respectively, of leased assets in exchange for new operating lease liabilities, which includes liabilities obtained through acquisitions.

The following is a summary of the maturities of our operating lease liabilities as of September 30, 2026:

2026	$46,198
2027	253,930
2028	212,525
2029	188,611
2030	161,401
Thereafter	1,228,241
Total undiscounted operating lease payments	2,090,906
Less: Imputed interest	(632,606)
Total operating lease liabilities	$1,458,300

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
During the three months ended September 30, 2026 and 2025, $713 of amortization expense for each period and $95 and $104, respectively, of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. During the nine months ended September 30, 2026 and 2025, $2,140 of amortization expense for both periods, and $291 and $321, respectively, of interest expense relating to our financing lease liabilities were recorded in depreciation and amortization and interest expense, respectively, in the Condensed Consolidated Statements of Income and Comprehensive Income. Cash payments of $998 were made reducing our financing lease liabilities for each of the nine months ended September 30, 2026 and 2025, and are included in cash flows used in financing activities in the Condensed Consolidated Statements of Cash Flows. Our financing leases have a weighted-average remaining lease term of 1.2 years and a weighted-average discount rate of 3.1%.

Due to our election not to reassess conclusions about lease identification as part of the adoption of ASC 842, Leases, our transit agreements were accounted for as leases on January 1, 2019. As we enter into new or renew current transit agreements, those agreements do not meet the criteria of a lease under ASC 842, therefore, they are no longer accounted for as a lease. For the three months ended September 30, 2026 and 2025, non-lease variable transit costs were $21,727 and $22,360, respectively. For the nine months ended September 30, 2026 and 2025, non-lease variable transit costs were $64,812 and $70,990, respectively.

(4) Acquisitions

During the nine months ended September 30, 2026, the Company completed 44 acquisitions of outdoor advertising assets and multiple land and easement purchases for a total cash purchase price of $187,245. Each of these asset acquisitions was accounted for under the acquisition method of accounting, and, accordingly, the accompanying condensed consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition purchase price has been allocated to assets and liabilities assumed based on preliminary fair market value estimates at the dates of acquisition.

The following is a summary of the allocation of the purchase price in the above transactions.

Total
Property, plant and equipment	$58,614
Site locations	110,084
Non-competition agreements	740
Customer lists and contracts	13,272
Asset acquisition costs	696
Current assets	5,141
Current liabilities	(3,434)
Other liabilities	(2,000)
Operating lease right of use assets	22,630
Operating lease liabilities	(18,498)
$187,245

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
AdSource Outdoor Acquisition. On August 12, 2026, Lamar Advertising Limited Partnership ("Lamar LP"), the subsidiary operating partnership of the Company and Lamar Media, acquired AdSource Outdoor at a value of $32,212 through the issuance of 209,078 Common Units of Lamar LP. The acquisition value is based on the Company's common stock price on August 12, 2026. Pursuant to the terms of the Limited Partnership Agreement of Lamar LP, the Common Units are redeemable by the holder after a holding period, which is generally twelve months, for a cash amount per Common Unit equal to the market value of an equivalent number of shares of common stock of the Company. At the Company's option, in lieu of cash, the redemption obligation may be satisfied by issuing shares of Class A common stock of the Company in exchange for Common Units tendered for redemption. The acquisition of AdSource Outdoor includes more than 200 billboard displays in one state.

The following is a summary of the allocation of the purchase price of the AdSource Outdoor transaction.

Total
Property, plant and equipment	$3,239
Site locations	24,142
Non-competition agreements	110
Customer lists and contracts	4,141
Current assets	687
Current liabilities	(370)
Operating lease right of use assets	1,855
Operating lease liabilities	(1,592)
$32,212

Total acquired intangible assets for the nine months ended September 30, 2026 were $153,185. The acquired intangible assets have a weighted average useful life of approximately 14.1 years. The intangible assets include customer lists and contracts of $17,413 (7 year weighted average useful life) and site locations of $134,226 (15 year weighted average useful life). The aggregate amortization expense related to the 2026 acquisitions for the nine months ended September 30, 2026 was $4,787.

(5) Stock-Based Compensation

Equity Incentive Plan. Lamar's 1996 Equity Incentive Plan, as amended, (the “Incentive Plan”) has reserved 19.5 million shares of Class A common stock for issuance to directors and employees, including shares underlying granted options and common stock reserved for issuance under its performance-based incentive and LTIP Unit program. Options granted under the Incentive Plan expire ten years from the grant date with vesting terms ranging from three to five years which primarily include 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the Nasdaq Global Select Market on the date of grant.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company had 86,000 granted options of its Class A common stock during the nine months ended September 30, 2026. At September 30, 2026, a total of 2,855,227 shares were available for future grant.

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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
Stock Purchase Plan. On May 30, 2019, our shareholders approved Lamar Advertising’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The number of shares of Class A common stock available for issuance under the 2019 ESPP was automatically increased by 86,910 shares on January 1, 2026 pursuant to the automatic increase provisions of the 2019 ESPP. On May 14, 2026, our shareholders approved an amendment and restatement of the 2019 ESPP to increase the number of shares of Class A Common Stock of the Company available for issuance under the plan by 500,000 shares effective July 1, 2026.

The following is a summary of 2019 ESPP share activity for the nine months ended September 30, 2026:

Shares
Available for future purchases, January 1, 2026	166,439
Additional shares reserved under 2019 ESPP	586,910
Purchases	(91,711)
Available for future purchases, September 30, 2026	661,638

Stock compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under the Incentive Plan. The number of shares to be issued, if any, is generally dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2026 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2027. The shares subject to these awards can range from a minimum of 0% to a maximum of 120% of the target number of shares depending on the level at which the goals are attained. Under the Incentive Plan, the Company's Compensation Committee may also award additional shares in its discretion based on other factors, which awards, if any, will also be issued in the first quarter of 2027. For the three months ended September 30, 2026 and 2025, the Company recorded $6,195 and $3,611, respectively, as stock-based compensation expense. For the nine months ended September 30, 2026 and 2025, the Company recorded $19,453 and $13,184, respectively, as stock-based compensation expense.

LTIP Units. In addition to stock compensation, the Company may issue LTIP Units of Lamar LP, a subsidiary of the Company and Lamar Media, to certain officers, employees and directors under the Incentive Plan of the Company. Such LTIP Units are subject to vesting and forfeiture conditions based on performance criteria approved by the Compensation Committee. The Compensation Committee may also make discretionary grants of LTIP Units based on other factors. LTIP Units are a class of units intended to qualify as “profits interests” of Lamar LP. The LTIP Units convert into Common Units of Lamar LP upon the occurrence of certain events. Common Units are redeemable by the holder for a cash amount per Common Unit equal to the market value of an equivalent number of shares of common stock of the Company. At the Company's option, in lieu of cash, the redemption obligation may be satisfied by issuing shares of the Company's Class A common stock in exchange for Common Units tendered for redemption. During the nine months ended September 30, 2026, 1,260 Common Units (which had originally been issued as LTIP Units) were redeemed for the Company's Class A common stock. As of September 30, 2026, Lamar LP has a total of 459,611 LTIP Units issued and outstanding to the Company’s executive officers, of which 315,611 LTIP units have vested. For the three months ended September 30, 2026 and 2025, the Company recorded $5,079 and $2,451, respectively, as stock-based compensation expense related to these LTIP Units. For the nine months ended September 30, 2026 and 2025, the Company recorded $13,173 and $7,073, respectively, as stock-based compensation expense related to these LTIP Units.

Restricted stock compensation. Annually, each non-employee director automatically receives a restricted stock award of our Class A common stock upon election or re-election. The awards vest 50% on the grant date and 50% on the last day of the directors' one year term. For the three months ended September 30, 2026 and 2025, the Company recorded $90 and $100, respectively, in stock-based compensation expense related to these awards. For the nine months ended September 30, 2026 and 2025, the Company recorded $734 and $637, respectively, in stock-based compensation expense related to these awards.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(6) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Condensed Consolidated Statements of Income and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Condensed Consolidated Statements of Income and Comprehensive Income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct advertising expenses	$76,741	$78,526	$227,917	$222,337
General and administrative expenses	1,390	1,594	3,494	4,173
Corporate expenses	22,505	6,156	35,610	15,697
	$100,636	$86,276	$267,021	$242,207

(7) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at September 30, 2026 and December 31, 2025:

	Estimated Life (Years)	September 30, 2026		December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer lists and contracts	7—10	$781,361	$704,559	$764,018	$689,291
Non-competition agreements	3—15	75,235	68,086	73,249	67,318
Site locations	15	3,274,219	2,213,168	3,141,624	2,118,365
Other	2—15	54,143	44,372	53,446	43,534
		$4,184,958	$3,030,185	$4,032,337	$2,918,508
Unamortizable intangible assets:
Goodwill		$2,364,711	$253,536	$2,364,793	$253,536

(8) Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement costs, if applicable, as related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2025	$624,925
Additions to asset retirement obligations	4,609
Accretion expense	8,618
Liabilities settled	(6,798)
Balance at September 30, 2026	$631,354

(9) Distribution Restrictions

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of September 30, 2026 and December 31, 2025, Lamar Media was permitted under the terms of its outstanding notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $4,899,575 and $4,719,610, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
As of September 30, 2026, Lamar Media’s senior credit facility allows it to make transfers to Lamar Advertising in any taxable year up to the amount of Lamar Advertising’s taxable income (without any deduction for dividends paid). In addition, as of September 30, 2026, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein up to the available cumulative credit, as long as no default has occurred and is continuing and, after giving effect to such distributions, (i) the total debt ratio is less than 7.0 to 1 and (ii) the secured debt ratio does not exceed 4.5 to 1. As of September 30, 2026 and December 31, 2025, the total debt ratio was less than 7.0 to 1 and Lamar Media’s secured debt ratio was less than 4.5 to 1, and the available cumulative credit was $3,650,055 and $3,470,089, respectively.

(10) Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. No effect is shown for securities that have an anti-dilutive effect.

(11) Long-Term Debt

Long-term debt consists of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$773,518	$7,752	$765,766
Accounts Receivable Securitization Program	250,000	234	249,766
3 3/4% Senior Notes	600,000	1,731	598,269
3 5/8% Senior Notes	550,000	3,991	546,009
4% Senior Notes	549,734	3,322	546,412
4 7/8% Senior Notes	400,000	1,854	398,146
5 3/8% Senior Notes	400,000	5,687	394,313
Other notes with various rates and terms	2,458	—	2,458
	3,525,710	24,571	3,501,139
Less current maturities	(250,459)	(234)	(250,225)
Long-term debt, excluding current maturities	$3,275,251	$24,337	$3,250,914

	December 31, 2025
	Debt	Deferred financing costs	Debt, net of deferred financing costs
Senior Credit Facility	$698,332	$9,691	$688,641
Accounts Receivable Securitization Program	250,000	396	249,604
3 3/4% Senior Notes	600,000	2,636	597,364
3 5/8% Senior Notes	550,000	4,624	545,376
4% Senior Notes	549,674	3,994	545,680
4 7/8% Senior Notes	400,000	2,405	397,595
5 3/8% Senior Notes	400,000	6,167	393,833
Other notes with various rates and terms	814	—	814
	3,448,820	29,913	3,418,907
Less current maturities	(250,440)	(396)	(250,044)
Long-term debt, excluding current maturities	$3,198,380	$29,517	$3,168,863

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

As of September 30, 2026, there were $75,000 in borrowings outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $8,023 in letters of credit outstanding as of September 30, 2026 resulting in $666,977 of availability under its revolving credit facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity.

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

On June 24, 2022, Lamar Media and the Special Purpose Subsidiaries entered into the Sixth Amendment (the "Sixth Amendment") to the Receivables Financing Agreement. The Sixth Amendment increased the Accounts Receivable Securitization Program from $175,000 to $250,000 and extended the maturity date of the Accounts Receivable Securitization Program to July 21, 2025. Additionally, the Sixth Amendment provides for the replacement of LIBOR-based interest rate mechanics with Term SOFR-based interest rate mechanics for the Accounts Receivable Securitization Program.

The Accounts Receivable Securitization Program was set to mature on July 21, 2025, but was subsequently extended to October 15, 2027 by the Seventh Amendment to the Receivables Financing Agreement dated October 15, 2024 and was further extended after September 30, 2026. See Note 20, Subsequent Events, for further amendment information. Lamar Media may amend the facility to further extend the maturity date, enter into a new securitization facility with a different maturity date, or refinance the indebtedness outstanding under the Accounts Receivable Securitization Program using borrowings under its senior credit facility or from other financing sources.

As of September 30, 2026, there were $250,000 outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability for borrowing under the Accounts Receivable Securitization Program as of September 30, 2026. The commitment fees based on the amount of unused commitments under the Accounts Receivable Securitization Program were immaterial during the nine months ended September 30, 2026.

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

Debt Repurchase Program

The Company’s Board of Directors has authorized Lamar Media to repurchase up to $250,000 in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its Fourth Amended and Restated Credit Agreement. On February 26, 2026, the Board of Directors authorized the extension of the repurchase program through September 30, 2027. There were no repurchases under the program as of September 30, 2026.

(12) Fair Value of Financial Instruments

At September 30, 2026 and December 31, 2025, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. The estimated fair value of the Company’s long-term debt (including current maturities) was $3,366,977, which does not exceed the carrying amount of $3,525,710 as of September 30, 2026. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

(13) Investments

On July 12, 2021, Lamar invested $30,000 to acquire a 20% minority interest in Vistar Media, Inc. ("Vistar"), a leading global provider of programmatic technology for the digital out-of-home sector. On February 3, 2025, T-Mobile USA, Inc. acquired 100% of Vistar (the "Sale"). In connection with the closing of the Sale, the Company has received $123,859 in total cash consideration for the sale of its 20% equity interest in Vistar. Up to an additional $6,339 of consideration for the Sale may be received by the Company in the future, upon release of the remaining purchase price for the Sale from escrow in connection with satisfaction of certain post-closing conditions. During the nine months ended September 30, 2026 and 2025, the Company recognized a gain of $7,978 and $68,602 related to the transaction, respectively. An income tax expense of $1,969 and $13,381 was recorded during the nine months ended September 30, 2026 and 2025, respectively, as a result of the Sale.

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

(15) Dividends/Distributions

During the three months ended September 30, 2026 and 2025, the Company declared and paid cash distributions to Class A and Class B common stock shareholders in an aggregate amount of $167,897 or $1.65 per share and $157,335 or $1.55 per share, respectively. During the nine months ended September 30, 2026 and 2025, the Company declared and paid cash distributions to Class A and Class B common stock shareholders in an aggregate amount of $493,320 or $4.85 per share and $473,467 or $4.65 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs), the impact of general economic conditions on the Company’s operations and other factors that the Board of Directors may deem relevant. During the three and nine months ended September 30, 2026 and 2025, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate amount of $91 or $15.95 per share and $273 or $47.85 per share, respectively, for each period.

(16) Information About Geographic Areas

Revenues from external customers attributable to foreign countries totaled $11,392 and $22,464 for the nine months ended September 30, 2026 and 2025, respectively. Net carrying value of long-lived assets located in foreign countries totaled $8,875 and $9,653 as of September 30, 2026 and December 31, 2025, respectively. All other revenues from external customers and long-lived assets relate to domestic operations.

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
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

As of September 30, 2026, no shares of our Class A common stock were sold under the 2024 Sales Agreement and accordingly $400,000 remained available to be sold under the 2024 Sales Agreement.

Shelf Registration. On July 24, 2024, the Company filed an automatically effective shelf registration statement that allows Lamar Advertising to offer and sell an indeterminate amount of additional shares of its Class A common stock. As of September 30, 2026, the Company has not issued any shares under its shelf registration statements.

Stock Repurchase Program. Prior to May 15, 2025, the Company’s Board of Directors had authorized the repurchase of up to $250,000 of the Company's Class A common stock. On May 15, 2025, the Company's Board of Directors approved the increase of the amount authorized under the Stock Repurchase Program by $150,000, bringing the total amount authorized under the Program to $400,000. On February 26, 2026, the Board of Directors authorized the extension of the Stock Repurchase Program through September 30, 2027. During the year ended December 31, 2025, the Company repurchased 1,388,091 shares of the Company's Class A common stock outstanding for a total purchase price of $150,000. There were no repurchases under the program during the nine months ended September 30, 2026. The Company currently has $250,000 remaining under its current share repurchase authorization.

(18) Non-cash Financing and Investing Activities

For the period ended September 30, 2026, the Company had non-cash investing and financing activities related to the acquisition of AdSource Outdoor of $32,212, which included the issuance of 209,078 Common Units of Lamar LP. For the period ended September 30, 2025, the Company had non-cash investing and financing activities related to the acquisition of Verde Outdoor of $147,642, which included the issuance of 1,187,500 Common Units of Lamar LP. For the periods ended September 30, 2026 and 2025, there were non-cash investing and financing activities for the recognition of ROU assets and lease liabilities at lease commencement as disclosed in Note 3, Leases.

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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
The following table presents our financial performance by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues:
Billboard	$562,287	$524,769	$1,583,234	$1,481,983
Other	62,181	60,772	185,987	188,299
Total net revenues	$624,468	$585,541	$1,769,221	$1,670,282

Advertising expenses:
Billboard	$242,398	$227,505	$707,247	$666,328
Other	48,680	50,228	144,386	154,063
Total advertising expenses	$291,078	$277,733	$851,633	$820,391

Segmented adjusted EBITDA:
Billboard adjusted EBITDA	$319,889	$297,264	$875,987	$815,655
Other adjusted EBITDA	13,501	10,544	41,601	34,236
Corporate expenses (1)	(26,531)	(27,038)	(81,043)	(80,517)
Adjusted EBITDA	$306,859	$280,770	$836,545	$769,374

(1)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

Reconciliation of adjusted EBITDA to income before income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted EBITDA	$306,859	$280,770	$836,545	$769,374
Stock-based compensation expense	(13,058)	(7,580)	(38,327)	(25,305)
Capitalized contract fulfillment costs, net	(594)	15	110	20
Depreciation and amortization	(100,636)	(86,276)	(267,021)	(242,207)
Gain on disposition of assets and investments	16,866	2,155	32,153	76,116
Equity in earnings of investee	—	—	—	206
Interest expense, net	(40,785)	(40,431)	(121,530)	(118,374)
Loss on debt extinguishment	—	(2,012)	—	(2,012)
Income before income tax expense	$168,652	$146,641	$441,930	$457,818

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)
(20) Subsequent Events

On October 1, 2026, Lamar Advertising Company’s direct wholly owned subsidiary Lamar Media Corp. and indirect wholly-owned special purpose subsidiaries, Lamar QRS Receivables, LLC and Lamar TRS Receivables, LLC, entered into the Eighth Amendment to the Receivables Financing Agreement dated December 18, 2018. The amendment extends the maturity date of the Accounts Receivable Securitization Program established under the Receivables Financing Agreement to October 1, 2029. Additionally, the amendment provides additional flexibility for eligibility of certain receivables under the Accounts Receivable Securitization Program.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,611	$64,312
Receivables, net of allowance for doubtful accounts of $12,772 and $11,856 in 2026 and 2025, respectively	363,524	341,222
Other current assets	46,299	53,689
Total current assets	463,434	459,223
Property, plant and equipment	4,892,398	4,766,872
Less accumulated depreciation and amortization	(3,169,171)	(3,087,972)
Net property, plant and equipment	1,723,227	1,678,900
Operating lease right of use assets	1,509,061	1,504,170
Financing lease right of use assets	3,338	5,478
Goodwill	2,101,023	2,101,105
Intangible assets, net	1,154,305	1,113,361
Other assets	57,395	52,974
Total assets	$7,011,783	$6,915,211
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$18,123	$16,469
Current maturities of long-term debt, net of deferred financing costs of $234 and $396 in 2026 and 2025, respectively	250,225	250,044
Current operating lease liabilities	202,001	232,457
Current financing lease liabilities	1,332	1,331
Accrued expenses	125,235	127,111
Deferred income	179,502	155,067
Total current liabilities	776,418	782,479
Long-term debt, net of deferred financing costs of $24,337 and $29,517 in 2026 and 2025, respectively	3,250,914	3,168,863
Operating lease liabilities	1,256,299	1,254,080
Financing lease liabilities	10,953	11,952
Deferred income tax liabilities	3,103	749
Asset retirement obligation	631,354	624,925
Other liabilities	54,851	52,563
Total liabilities	5,983,892	5,895,611
Stockholder's equity:
Common stock, par value $0.01, 3,000 shares authorized, 100 shares issued and outstanding at 2026 and 2025	—	—
Additional paid-in-capital	3,502,690	3,421,052
Accumulated comprehensive loss	(2,880)	(2,803)
Accumulated deficit	(2,486,933)	(2,411,842)
Non-controlling interest	15,014	13,193
Stockholder's equity	1,027,891	1,019,600
Total liabilities and stockholder's equity	$7,011,783	$6,915,211

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Statements of Income
Net revenues	$624,468	$585,541	$1,769,221	$1,670,282
Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	196,381	187,716	573,919	554,489
General and administrative expenses (exclusive of depreciation and amortization)	100,697	93,000	294,504	277,307
Corporate expenses (exclusive of depreciation and amortization)	34,057	31,495	102,063	94,013
Depreciation and amortization	100,636	86,276	267,021	242,207
Gain on disposition of assets and investments	(16,866)	(2,155)	(32,153)	(76,116)
	414,905	396,332	1,205,354	1,091,900
Operating income	209,563	189,209	563,867	578,382
Other (income) expense:
Loss on extinguishment of debt	—	2,012	—	2,012
Interest income	(411)	(758)	(1,310)	(1,847)
Interest expense	41,196	41,189	122,840	120,221
Equity in earnings of investee	—	—	—	(206)
	40,785	42,443	121,530	120,180
Income before income tax expense	168,778	146,766	442,337	458,202
Income tax expense	3,628	2,566	10,421	19,498
Net income	165,150	144,200	431,916	438,704
Net income attributable to non-controlling interest	3,154	2,322	7,603	3,457
Net income attributable to controlling interest	$161,996	$141,878	$424,313	$435,247
Statements of Comprehensive Income
Net income	$165,150	$144,200	$431,916	$438,704
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	761	(672)	(111)	24
Comprehensive income	165,911	143,528	431,805	438,728
Net income attributable to non-controlling interest	3,154	2,322	7,603	3,457
Comprehensive income attributable to controlling interest	$162,757	$141,206	$424,202	$435,271

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2025	$—	$3,421,052	$(2,803)	$(2,411,842)	$13,193	$1,019,600
Contribution from parent	—	26,888	—	—	(11)	26,877
Reallocation of capital	—	(752)	7	—	745	—
Foreign currency translations	—	—	(448)	—	—	(448)
Net income	—	—	—	101,413	558	101,971
Distributions to non-controlling interest	—	—	—	—	(2,578)	(2,578)
Dividend to parent	—	—	—	(168,690)	—	(168,690)
Balance, March 31, 2026	$—	$3,447,188	$(3,244)	$(2,479,119)	$11,907	$976,732
Contribution from parent	—	14,901	—	—	—	14,901
Reallocation of capital	—	—	6	—	(6)	—
Foreign currency translations	—	—	(424)	—	—	(424)
Net income	—	—	—	160,904	3,891	164,795
Distributions to non-controlling interest	—	—	—	—	(2,434)	(2,434)
Dividend to parent	—	—	—	(162,817)	—	(162,817)
Balance, June 30, 2026	$—	$3,462,089	$(3,662)	$(2,481,032)	$13,358	$990,753
Contribution from parent	—	10,535	—	—	—	10,535
Reallocation of capital	—	—	12	—	(12)	—
AdSource Outdoor acquisition	—	30,066	9	—	2,137	32,212
Foreign currency translations	—	—	761	—	—	761
Net income	—	—	—	161,996	3,154	165,150
Distributions to non-controlling interest	—	—	—	—	(3,623)	(3,623)
Dividend to parent	—	—	—	(167,897)	—	(167,897)
Balance, September 30, 2026	$—	$3,502,690	$(2,880)	$(2,486,933)	$15,014	$1,027,891

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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$431,916	$438,704
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	267,021	242,207
Non-cash compensation	38,327	25,305
Amortization included in interest expense	5,092	4,593
Gain on disposition of assets and investments	(32,153)	(76,116)
Loss on extinguishment of debt	—	2,012
Equity in earnings of investee	—	(206)
Deferred tax expense (benefit)	2,620	(8,476)
Provision for doubtful accounts	7,143	6,855
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(28,895)	(12,622)
Prepaid expenses	1,454	263
Other assets	4,929	(5,271)
Increase (decrease) in:
Trade accounts payable	1,584	17
Accrued expenses	(3,882)	(4,185)
Operating lease liabilities	(29,238)	(21,628)
Other liabilities	(17,750)	(33,224)
Cash flows provided by operating activities	648,168	558,228
Cash flows from investing activities:
Acquisitions	(187,245)	(133,894)
Capital expenditures	(120,842)	(117,938)
Proceeds from disposition of assets and investments	30,848	123,704
Decrease in notes receivable	74	69
Cash flows used in investing activities	(277,165)	(128,059)
Cash flows from financing activities:
Principal payments on long-term debt	(354)	(313)
Principal payments on financing leases	(998)	(998)
Payments on revolving credit facility	(170,000)	(726,000)
Proceeds received from revolving credit facility	245,000	442,000
Proceeds received from note offering	—	400,000
Payments on accounts receivable securitization program	(240,000)	(99,400)
Proceeds received from accounts receivable securitization program	240,000	29,400
Proceeds received from senior credit facility term loans	—	698,250
Payments on senior credit facility term loans	—	(600,000)
Debt issuance costs, net	494	(12,709)
Distributions to non-controlling interest	(8,635)	(3,959)
Contributions from parent	52,324	47,354
Dividend to parent	(499,404)	(631,386)
Cash flows used in financing activities	(381,573)	(457,761)
Effect of exchange rate changes in cash and cash equivalents	(131)	147
Net decrease in cash and cash equivalents	(10,701)	(27,445)
Cash and cash equivalents at beginning of period	64,312	48,961
Cash and cash equivalents at end of period	$53,611	$21,516
Supplemental disclosures of cash flow information:
Cash paid for interest	$114,989	$114,923
Cash paid for foreign, state and federal income taxes	$8,434	$21,864
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

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8, 9, 11, 12, 13, 14, 16, 17, 18, and 20 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

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

Summarized Balance Sheet as of September 30, 2026

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$44,799	$50,616	$368,019	$—	$463,434
Noncurrent assets	4,576,798	6,816,636	284,288	(5,129,373)	6,548,349
Current liabilities	59,752	449,641	267,025	—	776,418
Noncurrent liabilities	3,548,968	1,895,955	440,415	(677,864)	5,207,474
Non-controlling interest	—	15,710	(696)	—	15,014

Summarized Balance Sheet as of December 31, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Current assets	$52,917	$57,033	$349,273	$—	$459,223
Noncurrent assets	4,470,971	6,704,177	288,193	(5,007,353)	6,455,988
Current liabilities	53,031	462,330	267,118	—	782,479
Noncurrent liabilities	3,464,450	1,881,921	414,928	(648,167)	5,113,132
Non-controlling interest	—	13,691	(498)	—	13,193

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, except share and per share data)
Summarized Statements of Income and Comprehensive Income
for the Three Months Ended September 30, 2026

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$616,405	$8,156	$(93)	$624,468
Operating expenses (income)	—	406,821	8,177	(93)	414,905
Operating income (loss)	—	209,584	(21)	—	209,563
Net income (loss)	161,996	206,308	(2,952)	(200,202)	165,150
Net income (loss) attributable to controlling interest	161,996	203,372	(3,170)	(200,202)	161,996

Summarized Statements of Income and Comprehensive Income
for the Three Months Ended September 30, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$576,915	$8,743	$(117)	$585,541
Operating expenses (income)	—	381,588	14,861	(117)	396,332
Operating income (loss)	—	195,327	(6,118)	—	189,209
Net income (loss)	141,878	190,163	(8,350)	(179,491)	144,200
Net income (loss) attributable to controlling interest	141,878	188,119	(8,628)	(179,491)	141,878

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, except share and per share data)
Summarized Statements of Income and Comprehensive Income
for the Nine Months Ended September 30, 2026

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$1,747,490	$22,043	$(312)	$1,769,221
Operating expenses (income)	—	1,184,296	21,370	(312)	1,205,354
Operating income	—	563,194	673	—	563,867
Net income (loss)	424,313	554,039	(7,984)	(538,452)	431,916
Net income (loss) attributable to controlling interest	424,313	547,237	(8,785)	(538,452)	424,313

Summarized Statements of Income and Comprehensive Income
for the Nine Months Ended September 30, 2025

	Lamar Media Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Lamar Media Consolidated
Net revenues	$—	$1,638,106	$32,719	$(543)	$1,670,282
Operating expenses (income)	—	1,052,916	39,527	(543)	1,091,900
Operating income (loss)	—	585,190	(6,808)	—	578,382
Net income (loss)	435,247	564,355	(15,920)	(544,978)	438,704
Net income (loss) attributable to controlling interest	435,247	561,711	(16,733)	(544,978)	435,247

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, except share and per share data)
(3) Segment Reporting

The following table presents our financial performance by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues:
Billboard	$562,287	$524,769	$1,583,234	$1,481,983
Other	62,181	60,772	185,987	188,299
Total net revenues	$624,468	$585,541	$1,769,221	$1,670,282

Advertising expenses:
Billboard	$242,398	$227,505	$707,247	$666,328
Other	48,680	50,228	144,386	154,063
Total advertising expenses	$291,078	$277,733	$851,633	$820,391

Segmented adjusted EBITDA:
Billboard adjusted EBITDA	$319,889	$297,264	$875,987	$815,655
Other adjusted EBITDA	13,501	10,544	41,601	34,236
Corporate expenses (1)	(26,405)	(26,913)	(80,636)	(80,133)
Adjusted EBITDA	$306,985	$280,895	$836,952	$769,758

(1)Corporate operations are not an operating segment. Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of the Company, as well as overall executive, administrative and support functions.

Reconciliation of adjusted EBITDA to income before income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted EBITDA	$306,985	$280,895	$836,952	$769,758
Stock-based compensation expense	(13,058)	(7,580)	(38,327)	(25,305)
Capitalized contract fulfillment costs, net	(594)	15	110	20
Depreciation and amortization	(100,636)	(86,276)	(267,021)	(242,207)
Gain on disposition of assets and investments	16,866	2,155	32,153	76,116
Equity in earnings of investee	—	—	—	206
Interest expense, net	(40,785)	(40,431)	(121,530)	(118,374)
Loss on debt extinguishment	—	(2,012)	—	(2,012)
Income before income tax expense	$168,778	$146,766	$442,337	$458,202

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2026 and 2025. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes thereto.

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

During the nine months ended September 30, 2026, the Company completed multiple acquisitions for a total cash purchase price of approximately $187.2 million. See Uses of Cash – Acquisitions for more information. The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total capital expenditures:
Billboard — traditional	$11,018	$7,744	$25,961	$22,677
Billboard — digital	22,913	25,168	57,581	63,486
Logos	5,025	6,038	14,419	12,023
Transit	748	635	1,980	1,593
Land and buildings	2,756	2,762	6,175	4,432
Operating equipment	2,523	7,503	14,726	13,727
Total capital expenditures	$44,983	$49,850	$120,842	$117,938

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

Net revenues increased $98.9 million, or 5.9%, to $1.77 billion for the nine months ended September 30, 2026 from $1.67 billion for the same period in 2025. This increase was primarily attributable to an increase in billboard net revenues of $101.3 million and an increase in logo net revenues of $1.7 million, offset by a decrease in transit net revenues of $4.0 million over the same period in 2025.

For the nine months ended September 30, 2026, there was a $92.1 million increase in net revenues as compared to acquisition-adjusted net revenues for the nine months ended September 30, 2025, which represents an increase of 5.5%. See "Reconciliations" below. The $92.1 million increase in net revenues is primarily due to an increase of $78.5 million in billboard net revenues, an increase of $2.2 million in logo net revenues, and an increase in transit net revenues of $11.5 million over the same period in 2025.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $44.7 million, or 4.8%, to $970.9 million for the nine months ended September 30, 2026 from $926.2 million for the same period in 2025. The $44.7 million increase over the prior year is comprised of a $31.7 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $13.0 million increase in stock-based compensation.

Depreciation and amortization expense increased $24.8 million to $267.0 million for the nine months ended September 30, 2026 as compared to $242.2 million for the same period in 2025, primarily related to the disposal of previously capitalized software implementation costs, as well as acquisitions and capital expenditures completed in the last twelve months.

For the nine months ended September 30, 2026, the Company recognized a gain on disposition of assets and investments of $32.2 million as compared to $76.1 million for the same period in 2025. The $44.0 million decrease is primarily related to the gain associated with the sale of Lamar's equity interest in Vistar Media, Inc. during the nine months ended September 30, 2025.

Due to the above factors, operating income decreased by $14.5 million to $563.5 million for the nine months ended September 30, 2026 as compared to $578.0 million for the same period in 2025.

Interest expense increased $2.6 million for the nine months ended September 30, 2026 to $122.8 million as compared to $120.2 million for the nine months ended September 30, 2025. The increase was primarily due to the institutional private placement of the 5 3/8% Senior Notes in September 2025, offset by a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

The decrease in operating income, as well as the increase in interest expense, resulted in a $15.9 million decrease in income before income tax expense for the nine months ended September 30, 2026 as compared to the same period in 2025. The effective tax rate for the nine months ended September 30, 2026 was 2.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2026 of $431.5 million, as compared to net income of $438.3 million for the same period in 2025.

Reconciliations:

Because acquisitions occurring after December 31, 2024 have contributed to our net revenues results for the periods presented, we provide 2025 acquisition-adjusted net revenues, which adjusts our 2025 net revenues for the nine months ended September 30, 2025 by adding to or subtracting from it the net revenues generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2026.

Reconciliations of 2025 reported net revenues to 2025 acquisition-adjusted net revenues for the nine months ended September 30, as well as a comparison of 2025 acquisition-adjusted net revenues to 2026 reported net revenues for the nine months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenues to Acquisition-Adjusted Net Revenues

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Reported net revenues	$1,769,221	$1,670,282
Acquisition net revenues	—	6,822
Adjusted totals	$1,769,221	$1,677,104

Key Performance Indicators

Net Income/Adjusted EBITDA

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Net income	$431,509	$438,320	$(6,811)	(1.6)%
Income tax expense	10,421	19,498	(9,077)
Loss on extinguishment of debt	—	2,012	(2,012)
Interest expense, net	121,530	118,374	3,156
Equity in earnings of investee	—	(206)	206
Gain on disposition of assets and investments	(32,153)	(76,116)	43,963
Depreciation and amortization	267,021	242,207	24,814
Capitalized contract fulfillment costs, net	(110)	(20)	(90)
Stock-based compensation expense	38,327	25,305	13,022
Adjusted EBITDA	$836,545	$769,374	$67,171	8.7%

Adjusted EBITDA for the nine months ended September 30, 2026 increased 8.7% to $836.5 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $79.4 million, offset by an increase in total general and administrative and corporate expenses of $12.2 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Billboard adjusted EBITDA	$875,987	$815,655	$60,332
Other adjusted EBITDA(1)	41,601	34,236	7,365
Corporate expenses(2)	(81,043)	(80,517)	(526)
Adjusted EBITDA	$836,545	$769,374	$67,171	8.7%

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

Adjusted EBITDA for the nine months ended September 30, 2026 increased 8.7% to $836.5 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $60.3 million and an increase in other adjusted EBITDA of $7.4 million, offset by an increase in corporate expenses of $0.5 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(In thousands)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
Net income	$431,509	$438,320	$(6,811)	(1.6)%
Depreciation and amortization related to real estate	234,890	224,515	10,375
Gain from sale or disposal of real estate and investments, net of tax	(30,041)	(62,621)	32,580
Adjustments for unconsolidated affiliates and non-controlling interest	(7,603)	608	(8,211)
FFO	628,755	600,822	27,933	4.6%
Straight-line expense	3,023	3,493	(470)
Capitalized contract fulfillment costs, net	(110)	(20)	(90)
Stock-based compensation expense	38,327	25,305	13,022
Non-cash portion of tax provision	651	(685)	1,336
Non-real estate related depreciation and amortization	32,131	17,692	14,439
Amortization of deferred financing costs	5,092	4,593	499
Loss on extinguishment of debt	—	2,012	(2,012)
Capital expenditures - maintenance	(40,717)	(36,542)	(4,175)
Adjustments for unconsolidated affiliates and non-controlling interest	7,603	(608)	8,211
AFFO	$674,755	$616,062	$58,693	9.5%

For the nine months ended September 30, 2026, FFO was $628.8 million as compared to $600.8 million for the same period in 2025, an increase of 4.6%. AFFO for the nine months ended September 30, 2026 increased 9.5% to $674.8 million as compared to $616.1 million for the same period in 2025. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $79.4 million, offset by an increase in interest expense of $2.6 million and an increase in total general and administrative and corporate expenses of $12.2 million for the nine months ended September 30, 2026.

Three months ended September 30, 2026 compared to three months ended September 30, 2025

Net revenues increased $38.9 million or 6.6% to $624.5 million for the three months ended September 30, 2026 from $585.5 million for the same period in 2025. This increase was primarily attributable to an increase in billboard net revenues of $37.5 million, an increase in logo net revenues of $0.1 million, and an increase in transit net revenues of $1.3 million over the same period in 2025.

For the three months ended September 30, 2026, there was a $36.6 million increase in net revenues as compared to acquisition-adjusted net revenues for the three months ended September 30, 2025, which represents an increase of 6.2%. See "Reconciliations" below. The $36.6 million increase in net revenues is primarily due to an increase of $32.2 million in billboard net revenues, an increase of $0.3 million in logo net revenues, and an increase of $4.1 million in transit net revenues over the same period in 2025.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $18.9 million, or 6.1%, to $331.3 million for the three months ended September 30, 2026 from $312.3 million for the same period in 2025. The $18.9 million increase over the prior year is comprised of a $13.4 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $5.5 million increase in stock-based compensation.

Depreciation and amortization expense increased $14.4 million to $100.6 million for the three months ended September 30, 2026 as compared to $86.3 million for the same period in 2025. The increase is primarily related to the disposal of previously capitalized software implementation costs, as well as acquisitions and capital expenditures completed in the last twelve months.

For the three months ended September 30, 2026, the Company recognized a gain on disposition of assets and investments of $16.9 million, primarily resulting from transactions related to the sale of real estate and billboard locations and displays.

Due to the above factors, operating income increased by $20.4 million to $209.4 million for the three months ended September 30, 2026 as compared to $189.1 million for the same period in 2025.

Interest expense was $41.2 million for both the three months ended September 30, 2026 and 2025.

The increase in operating income resulted in an increase in income before income tax expense of $22.0 million for the three months ended September 30, 2026 as compared to the same period in 2025. The effective tax rate for the three months ended September 30, 2026 was 2.2%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended September 30, 2026 of $165.0 million, as compared to net income of $144.1 million for the same period in 2025.

Reconciliations:

Because acquisitions occurring after December 31, 2024 have contributed to our net revenues results for the periods presented, we provide 2025 acquisition-adjusted net revenues, which adjusts our 2025 net revenues for the three months ended September 30, 2025 by adding to or subtracting from it the net revenues generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2026.

Reconciliations of 2025 reported net revenues to 2025 acquisition-adjusted net revenues for the three months ended September 30, as well as a comparison of 2025 acquisition-adjusted net revenues to 2026 reported net revenues for the three months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenues to Acquisition-Adjusted Net Revenues

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Reported net revenues	$624,468	$585,541
Acquisition net revenues	—	2,326
Adjusted totals	$624,468	$587,867

Key Performance Indicators

Net Income/Adjusted EBITDA

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Net income	$165,024	$144,075	$20,949	14.5%
Income tax expense	3,628	2,566	1,062
Loss on extinguishment of debt	—	2,012	(2,012)
Interest expense, net	40,785	40,431	354
Gain on disposition of assets and investments	(16,866)	(2,155)	(14,711)
Depreciation and amortization	100,636	86,276	14,360
Capitalized contract fulfillment costs, net	594	(15)	609
Stock-based compensation expense	13,058	7,580	5,478
Adjusted EBITDA	$306,859	$280,770	$26,089	9.3%

Adjusted EBITDA for the three months ended September 30, 2026 increased 9.3% to $306.9 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenues less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $30.9 million offset by an increase in total general and administrative and corporate expenses of $4.8 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Billboard adjusted EBITDA	$319,889	$297,264	$22,625
Other adjusted EBITDA(1)	13,501	10,544	2,957
Corporate expenses(2)	(26,531)	(27,038)	507
Adjusted EBITDA	$306,859	$280,770	$26,089	9.3%

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

Adjusted EBITDA for the three months ended September 30, 2026 increased 9.3% to $306.9 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $22.6 million, an increase in other adjusted EBITDA of $3.0 million and a decrease in corporate expenses of $0.5 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(In thousands)	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
Net income	$165,024	$144,075	$20,949	14.5%
Depreciation and amortization related to real estate	79,162	76,864	2,298
Gain from sale or disposal of real estate and investments, net of tax	(16,831)	(1,879)	(14,952)
Adjustments for unconsolidated affiliates and non-controlling interest	(3,154)	278	(3,432)
FFO	$224,201	$219,338	$4,863	2.2%
Straight line expense	750	1,112	(362)
Capitalized contract fulfillment costs, net	594	(15)	609
Stock-based compensation expense	13,058	7,580	5,478
Non-cash portion of tax provision	1,059	(346)	1,405
Non-real estate related depreciation and amortization	21,474	9,412	12,062
Amortization of deferred financing costs	1,705	1,537	168
Loss on extinguishment of debt	—	2,012	(2,012)
Capital expenditures - maintenance	(16,706)	(13,880)	(2,826)
Adjustments for unconsolidated affiliates and non-controlling interest	3,154	(278)	3,432
AFFO	$249,289	$226,472	$22,817	10.1%

For the three months ended September 30, 2026, FFO was $224.2 million as compared to $219.3 million for the same period in 2025, an increase of 2.2%. AFFO for the three months ended September 30, 2026 increased 10.1% to $249.3 million as compared to $226.5 million for the same period in 2025. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenues less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $30.9 million, offset by an increase in total general and administrative and corporate expenses of $4.8 million, excluding the impact of stock-based compensation expense.

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

Sources of Cash

Total Liquidity. As of September 30, 2026 we had $721.1 million of total liquidity, which is comprised of $54.1 million in cash and cash equivalents and $667.0 million of availability under the revolving portion of Lamar Media’s senior credit facility. We expect our total liquidity to be adequate for the Company to meet its operational requirements for the next twelve months. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after accounting for borrowing the full amount available to us under the revolving portion of the senior credit facility.

As of September 30, 2026 and December 31, 2025, the Company had a working capital deficit of $324.7 million and $334.3 million, respectively. The decrease in working capital deficit of $9.6 million is primarily due to an increase in our receivables balance and a decrease in current operating lease liabilities, offset by an increase in deferred income as of September 30, 2026.

Cash Generated by Operations. For the nine months ended September 30, 2026 and 2025, our cash provided by operating activities was $683.9 million and $592.9 million, respectively. We expect to generate cash flows from operations during 2026 in excess of our cash needs for operations, capital expenditures and dividends, as described herein. We believe we have sufficient liquidity available under our revolving credit facility to meet our operating cash needs for the next twelve months.

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

The Accounts Receivable Securitization Program was set to mature on July 21, 2025, but was subsequently extended to October 15, 2027 by the Seventh Amendment to the Receivables Financing Agreement dated October 15, 2024 and was further extended after September 30, 2026. See Note 20, Subsequent Events, for further amendment information. Lamar Media may amend the facility to further extend the maturity date, enter into a new securitization facility with a different maturity date, or refinance the indebtedness outstanding under the Accounts Receivable Securitization Program using borrowings under its senior credit facility or from other financing sources.

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

As of September 30, 2026, there was $250.0 million in outstanding aggregate borrowings under the Accounts Receivable Securitization Program. Lamar Media had no additional availability under the Accounts Receivable Securitization Program as of September 30, 2026.

“At-the-Market” Offering Program. On July 24, 2024, the Company entered into an equity distribution agreement, or At-the-Market Offering Agreement, (the "2024 Sales Agreement"), with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Truist Securities, Inc., SMBC Nikko Securities America, Inc. and Scotia Capital (USA) Inc. as our sales agents (each a "Sales Agent", and collectively, the "Sales Agents"), which replaced the prior Sales Agreement with substantially similar terms. Under the terms of the 2024 Sales Agreement, the Company may, from time to time, issue and sell shares of its Class A common stock, having an aggregate offering price of up to $400.0 million through the Sales Agents as either agents or principals. Sales of the Class A common stock, if any, may be conducted in negotiated transactions or transactions that are deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market and any other existing trading market for the Class A common stock, or sales made to or through a market maker other than on an exchange. The Company has no obligation to sell any of the Class A common stock under the 2024 Sales Agreement and may at any time suspend solicitations and offers under the 2024 Sales Agreement. The Company intends to use the net proceeds, if any, from the sale of the Class A common stock pursuant to the 2024 Sales Agreement for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital, capital expenditures, acquisition of outdoor advertising assets and businesses and other related investments. The Company did not issue any shares under the 2024 Sales Agreement or the prior sales agreement during the year ended December 31, 2025 and the nine months ended September 30, 2026.

Shelf Registration Statement. On July 24, 2024, the Company filed a new automatically effective shelf registration statement that allows the Company to offer and sell an indeterminate amount of additional shares of its Class A common stock. As of September 30, 2026, the Company has not issued any shares under the shelf registration statement.

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

As of September 30, 2026, the aggregate balance outstanding under the senior credit facility was $775.0 million, consisting of $700.0 million in Term B loans aggregate principal balance and $75.0 million in outstanding borrowings under our revolving credit facility. Lamar Media had approximately $667.0 million of unused capacity under the revolving credit facility.

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

Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company or Lamar Media fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. As of September 30, 2026, we were, and currently we are, in compliance with all such tests under the senior credit facility.

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

Uses of Cash

Capital Expenditures. Capital expenditures, excluding acquisitions, were approximately $120.8 million for the nine months ended September 30, 2026. We anticipate our 2026 total capital expenditures will be approximately $186.0 million.

Acquisitions. During the nine months ended September 30, 2026, the Company completed acquisitions for an aggregate cash purchase price of approximately $187.2 million, which were financed using available cash on hand and borrowings on the senior credit facility.

Dividends. On February 26, 2026, the Company's Board of Directors declared a quarterly cash dividend of $1.60 per common share of the Company, paid on March 31, 2026 to its stockholders of record of its Class A common stock, Class B common stock, and holders of common/LTIP units of Lamar LP, on March 16, 2026. On May 14, 2026, the Company's Board of Directors declared a quarterly cash dividend of $1.60 per common share of the Company, paid on June 30, 2026 to its stockholders of record of its Class A common stock, Class B common stock, and holders of common/LTIP units of Lamar LP, on June 16, 2026. On September 1, 2026, the Company's Board of Directors declared a quarterly cash dividend of $1.65 per common share of the Company, paid on September 30, 2026 to its stockholders of record of its Class A common stock, Class B common stock, and holders of common/LTIP units of Lamar LP, on September 21, 2026. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2026 will be at least $6.50 per share of common stock, including the dividends paid on March 31, 2026, June 30, 2026, and September 30, 2026.

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

Stock and Debt Repurchasing Program. Prior to May 15, 2025, the Company’s Board of Directors had authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. Additionally, the Board of Directors has authorized Lamar Media to repurchase up to $250.0 million in outstanding senior or senior subordinated notes and other indebtedness outstanding from time to time under its senior credit agreement. On May 15, 2025, the Company's Board of Directors approved the increase of the amount authorized under the Stock Repurchase Program by $150.0 million, bringing the total amount authorized under the Program to $400.0 million. On February 26, 2026, the Board of Directors authorized the extension of the Stock Repurchase Program through September 30, 2027. The Company’s management may opt not to make any repurchases under the program, or may make aggregate purchases less than the total amount authorized. During the year ended December 31, 2025, the Company repurchased 1,388,091 shares of the Company's Class A common stock outstanding for a total purchase price of $150.0 million. There were no repurchases made during the nine months ended September 30, 2026.

Material Cash Requirements

Our expected material cash requirements for the twelve months following September 30, 2026 and thereafter are comprised of contractual obligations, required annual distributions and other opportunistic expenditures.

Debt and Contractual Obligations. The following table summarizes our future debt maturities, interest payment obligations, and contractual obligations including required payments under operating and financing leases as of September 30, 2026:

(In millions)	Less than 1 year	Thereafter
Debt maturities(1)	$0.5	$3,500.7
Interest obligations on long-term debt(2)	159.5	493.7
Contractual obligations, including operating and financing leases	280.8	1,961.1
Total payments due	$440.8	$5,955.5

(1)Debt maturities assume there is no refinancing prior to the existing maturity date and is based on contractual maturities.
(2)Interest rates on our variable rate instruments assume rates at the September 30, 2026 levels.

Required Annual Distributions. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). On February 26, 2026, the Company's Board of Directors declared a quarterly cash dividend of $1.60 per common share of the Company, paid on March 31, 2026 to its stockholders of record of its Class A common stock, Class B common stock, and holders of common/LTIP units of Lamar LP, on March 16, 2026. On May 14, 2026, the Company's Board of Directors declared a quarterly cash dividend of $1.60 per common share of the Company, paid on June 30, 2026 to its stockholders of record of its Class A common stock, Class B common stock, and holders of common/LTIP units of Lamar LP, on June 16, 2026. On September 1, 2026, the Company's Board of Directors declared a quarterly cash dividend of $1.65 per common share of the Company, paid on September 30, 2026 to its stockholders of record of its Class A common stock, Class B common stock, and holders of common/LTIP units of Lamar LP, on September 21, 2026. Subject to approval of the Company's Board of Directors, the Company expects aggregate quarterly distributions to stockholders in 2026 will be at least $6.50 per share of common stock, including the dividends paid on March 31, 2026, June 30, 2026, and September 30, 2026.

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

Cash Flows

The Company's cash flows provided by operating activities increased $91.0 million from $592.9 million for the nine months ended September 30, 2025 to $683.9 million for the nine months ended September 30, 2026. This increase was primarily due to the increase in net revenues offset by an increase in the receivables balance during the period.

Cash flows used in investing activities increased $149.1 million from $128.1 million for the nine months ended September 30, 2025 to $277.2 million for the nine months ended September 30, 2026. This change was primarily due to increases in acquisitions and capital expenditures during 2026 as well as a decrease in proceeds from dispositions of assets and investments.

The Company's cash flows used in financing activities were $417.3 million for the nine months ended September 30, 2026 as compared to $492.4 million for the nine months ended September 30, 2025. The cash flows used in financing activities of $417.3 million for the nine months ended September 30, 2026 were primarily due to cash paid for dividends and distributions, offset by borrowings on the revolving credit facility.

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

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and nine months ended September 30, 2026 and 2025. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

Net revenues increased $98.9 million, or 5.9%, to $1.77 billion for the nine months ended September 30, 2026 from $1.67 billion for the same period in 2025. This increase was primarily attributable to an increase in billboard net revenues of $101.3 million and an increase in logo net revenues of $1.7 million, offset by a decrease in transit net revenues of $4.0 million over the same period in 2025.

For the nine months ended September 30, 2026, there was a $92.1 million increase in net revenues as compared to acquisition-adjusted net revenues for the nine months ended September 30, 2025, which represents an increase of 5.5%. See "Reconciliations" below. The $92.1 million increase in net revenues is primarily due to an increase of $78.5 million in billboard net revenues, an increase of $2.2 million in logo net revenues, and an increase in transit net revenues of $11.5 million over the same period in 2025.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $44.7 million, or 4.8%, to $970.5 million for the nine months ended September 30, 2026 from $925.8 million for the same period in 2025. The $44.7 million increase over the prior year is comprised of a $31.7 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $13.0 million increase in stock-based compensation.

Depreciation and amortization expense increased $24.8 million to $267.0 million for the nine months ended September 30, 2026 as compared to $242.2 million for the same period in 2025, primarily related to the disposal of previously capitalized software implementation costs, as well as acquisitions and capital expenditures completed in the last twelve months.

For the nine months ended September 30, 2026, Lamar Media recognized a gain on disposition of assets and investments of $32.2 million as compared to $76.1 million for the same period in 2025. The $44.0 million decrease is primarily related to the gain associated with the sale of Lamar's equity interest in Vistar Media, Inc. during the nine months ended September 30, 2025.

Due to the above factors, operating income decreased by $14.5 million to $563.9 million for the nine months ended September 30, 2026 as compared to $578.4 million for the same period in 2025.

Interest expense increased $2.6 million for the nine months ended September 30, 2026 to $122.8 million as compared to $120.2 million for the nine months ended September 30, 2025. The increase was primarily due to the institutional private placement of the 5 3/8% Senior Notes in September 2025, offset by a decrease in interest rates on the senior credit facility and Accounts Receivable Securitization Program.

The decrease in operating income, as well as the increase in interest expense, resulted in a $15.9 million decrease in income before income tax expense for the nine months ended September 30, 2026 as compared to the same period in 2025. The effective tax rate for the nine months ended September 30, 2026 was 2.4%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the nine months ended September 30, 2026 of $431.9 million, as compared to net income of $438.7 million for the same period in 2025.

Reconciliations:

Because acquisitions occurring after December 31, 2024 have contributed to our net revenues results for the periods presented, we provide 2025 acquisition-adjusted net revenues, which adjusts our 2025 net revenues for the nine months ended September 30, 2025 by adding to or subtracting from it the net revenues generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the nine months ended September 30, 2026.

Reconciliations of 2025 reported net revenues to 2025 acquisition-adjusted net revenues for the nine months ended September 30, as well as a comparison of 2025 acquisition-adjusted net revenues to 2026 reported net revenues for the nine months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenues to Acquisition-Adjusted Net Revenues

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Reported net revenues	$1,769,221	$1,670,282
Acquisition net revenues	—	6,822
Adjusted totals	$1,769,221	$1,677,104

Key Performance Indicators

Net Income/Adjusted EBITDA

(In thousands)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
Net income	$431,916	$438,704	$(6,788)	(1.5)%
Income tax expense	10,421	19,498	(9,077)
Loss on extinguishment of debt	—	2,012	(2,012)
Interest expense, net	121,530	118,374	3,156
Equity in earnings of investee	—	(206)	206
Gain on disposition of assets and investments	(32,153)	(76,116)	43,963
Depreciation and amortization	267,021	242,207	24,814
Capitalized contract fulfillment costs, net	(110)	(20)	(90)
Stock-based compensation expense	38,327	25,305	13,022
Adjusted EBITDA	$836,952	$769,758	$67,194	8.7%

Adjusted EBITDA for the nine months ended September 30, 2026 increased 8.7% to $837.0 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $79.4 million, offset by an increase in total general and administrative and corporate expenses of $12.2 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Billboard adjusted EBITDA	$875,987	$815,655	$60,332
Other adjusted EBITDA(1)	41,601	34,236	7,365
Corporate expenses(2)	(80,636)	(80,133)	(503)
Adjusted EBITDA	$836,952	$769,758	$67,194	8.7%

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

Adjusted EBITDA for the nine months ended September 30, 2026 increased 8.7% to $837.0 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $60.3 million, and an increase in other adjusted EBITDA of $7.4 million, offset by an increase in corporate expenses of $0.5 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(In thousands)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
Net income	$431,916	$438,704	$(6,788)	(1.5)%
Depreciation and amortization related to real estate	234,890	224,515	10,375
Gain from sale or disposal of real estate and investments, net of tax	(30,041)	(62,621)	32,580
Adjustments for unconsolidated affiliates and non-controlling interest	(7,603)	608	(8,211)
FFO	629,162	601,206	27,956	4.6%
Straight-line expense	3,023	3,493	(470)
Capitalized contract fulfillment costs, net	(110)	(20)	(90)
Stock-based compensation expense	38,327	25,305	13,022
Non-cash portion of tax provision	651	(685)	1,336
Non-real estate related depreciation and amortization	32,131	17,692	14,439
Amortization of deferred financing costs	5,092	4,593	499
Loss on extinguishment of debt	—	2,012	(2,012)
Capital expenditures – maintenance	(40,717)	(36,542)	(4,175)
Adjustments for unconsolidated affiliates and non-controlling interest	7,603	(608)	8,211
AFFO	$675,162	$616,446	$58,716	9.5%

For the nine months ended September 30, 2026, FFO was $629.2 million as compared to $601.2 million for the same period in 2025, an increase of 4.6%. AFFO for the nine months ended September 30, 2026 increased 9.5% to $675.2 million as compared to $616.4 million for the same period in 2025. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $79.4 million, offset by an increase in interest expense of $2.6 million and an increase in total general and administrative and corporate expenses of $12.2 million, excluding the impact of stock-based compensation, for the nine months ended September 30, 2026.

Three months ended September 30, 2026 compared to three months ended September 30, 2025

Net revenues increased $38.9 million or 6.6% to $624.5 million for the three months ended September 30, 2026 from $585.5 million for the same period in 2025. This increase was primarily attributable to an increase in billboard net revenues of $37.5 million, an increase in logo net revenues of $0.1 million, and an increase in transit net revenues of $1.3 million over the same period in 2025.

For the three months ended September 30, 2026, there was a $36.6 million increase in net revenues as compared to acquisition-adjusted net revenues for the three months ended September 30, 2025, which represents an increase of 6.2%. See "Reconciliations" below. The $36.6 million increase in net revenues is primarily due to an increase of $32.2 million in billboard net revenues, an increase of $0.3 million in logo net revenues, and an increase in transit net revenues of $4.1 million over the same period in 2025.

Total operating expenses, exclusive of depreciation and amortization and gain on disposition of assets and investments, increased $18.9 million, or 6.1%, to $331.1 million for the three months ended September 30, 2026 from $312.2 million for the same period in 2025. The $18.9 million increase over the prior year is comprised of a $13.4 million increase in total direct, general and administrative and corporate expenses (excluding stock-based compensation) primarily related to the operations of our outdoor advertising assets, as well as a $5.5 million increase in stock-based compensation.

Depreciation and amortization expense increased $14.4 million to $100.6 million for the three months ended September 30, 2026 as compared to $86.3 million for the same period in 2025. The increase is primarily related to the disposal of previously capitalized software implementation costs, as well as acquisitions and capital expenditures completed in the last twelve months.

For the three months ended September 30, 2026, Lamar Media recognized a gain on disposition of assets and investments of $16.9 million, primarily resulting from transactions related to the sale of real estate and billboard locations and displays.

Due to the above factors, operating income increased by $20.4 million to $209.6 million for the three months ended September 30, 2026 as compared to $189.2 million for the same period in 2025.

Interest expense was $41.2 million for both the three months ended September 30, 2026 and 2025.

The increase in operating income resulted in an increase in income before income tax expense of $22.0 million for the three months ended September 30, 2026 as compared to the same period in 2025. The effective tax rate for the three months ended September 30, 2026 was 2.1%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended September 30, 2026 of $165.2 million, as compared to net income of $144.2 million for the same period in 2025.

Reconciliations:

Because acquisitions occurring after December 31, 2024 have contributed to our net revenues results for the periods presented, we provide 2025 acquisition-adjusted net revenues, which adjusts our 2025 net revenues for the three months ended September 30, 2025 by adding to or subtracting from it the net revenues generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended September 30, 2026.

Reconciliations of 2025 reported net revenues to 2025 acquisition-adjusted net revenues for the three months ended September 30, as well as a comparison of 2025 acquisition-adjusted net revenues to 2026 reported net revenues for the three months ended September 30, are provided below:

Reconciliation and Comparison of Reported Net Revenues to Acquisition-Adjusted Net Revenues

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Reported net revenues	$624,468	$585,541
Acquisition net revenues	—	2,326
Adjusted totals	$624,468	$587,867

Key Performance Indicators

Net Income/Adjusted EBITDA

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Net income	$165,150	$144,200	$20,950	14.5%
Income tax expense	3,628	2,566	1,062
Loss on extinguishment of debt	—	2,012	(2,012)
Interest expense, net	40,785	40,431	354
Gain on disposition of assets and investments	(16,866)	(2,155)	(14,711)
Depreciation and amortization	100,636	86,276	14,360
Capitalized contract fulfillment costs, net	594	(15)	609
Stock-based compensation expense	13,058	7,580	5,478
Adjusted EBITDA	$306,985	$280,895	$26,090	9.3%

Adjusted EBITDA for the three months ended September 30, 2026 increased 9.3% to $307.0 million. The increase in adjusted EBITDA was primarily attributable to an increase in our gross margin (net revenues less direct advertising expense, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $30.9 million offset by an increase in total general and administrative and corporate expenses of $4.8 million, excluding the impact of stock-based compensation expense.

Segmented Adjusted EBITDA

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Billboard adjusted EBITDA	$319,889	$297,264	$22,625
Other adjusted EBITDA(1)	13,501	10,544	2,957
Corporate expenses(2)	(26,405)	(26,913)	508
Adjusted EBITDA	$306,985	$280,895	$26,090	9.3%

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

Adjusted EBITDA for the three months ended September 30, 2026 increased 9.3% to $307.0 million. The increase in adjusted EBITDA was primarily attributable to the increase in our billboard advertising adjusted EBITDA of $22.6 million, an increase in other adjusted EBITDA of $3.0 million and a decrease in corporate expenses of $0.5 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
(In thousands)	2026	2025
Net income	$165,150	$144,200	$20,950	14.5%
Depreciation and amortization related to real estate	79,162	76,864	2,298
Gain from sale or disposal of real estate and investments, net of tax	(16,831)	(1,879)	(14,952)
Adjustments for unconsolidated affiliates and non-controlling interest	(3,154)	278	(3,432)
FFO	$224,327	$219,463	$4,864	2.2%
Straight-line expense	750	1,112	(362)
Capitalized contract fulfillment costs, net	594	(15)	609
Stock-based compensation expense	13,058	7,580	5,478
Non-cash portion of tax provision	1,059	(346)	1,405
Non-real estate related depreciation and amortization	21,474	9,412	12,062
Amortization of deferred financing costs	1,705	1,537	168
Loss on extinguishment of debt	—	2,012	(2,012)
Capital expenditures – maintenance	(16,706)	(13,880)	(2,826)
Adjustments for unconsolidated affiliates and non-controlling interest	3,154	(278)	3,432
AFFO	$249,415	$226,597	$22,818	10.1%

For the three months ended September 30, 2026, FFO was $224.3 million as compared to $219.5 million for the same period in 2025, an increase of 2.2%. AFFO for the three months ended September 30, 2026 increased 10.1% to $249.4 million as compared to $226.6 million for the same period in 2025. The increase in AFFO was primarily attributable to an increase in our gross margin (net revenues less direct advertising expenses, exclusive of depreciation and amortization and capitalized contract fulfillment costs, net) of $30.9 million, offset by an increase in total general and administrative and corporate expenses of $4.8 million, excluding the impact of stock-based compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2026, and should be read in conjunction with Note 11 of the Notes to the Company’s Condensed Consolidated Financial Statements.

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

At September 30, 2026, there was approximately $1.02 billion of indebtedness outstanding under the senior credit facility and the Accounts Receivable Securitization Program, or approximately 29.0% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2026 with respect to borrowings under the senior credit facility and the Accounts Receivable Securitization Program was $37.6 million, and the weighted average interest rate applicable to these borrowings during 2026 was 5.0%. Assuming that the weighted average interest rate was 200 basis points higher (that is 7.0% rather than 5.0%), then the Company’s 2026 interest expense would have increased by approximately $14.4 million for the nine months ended September 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2026, Lamar LP, the subsidiary operating partnership of the Company issued a total of 209,078 Common Units of Lamar LP (the “Common Units”). The Common Units were issued to the owners of AdSource Outdoor as the consideration in connection with an acquisition, whereby the assets of AdSource Outdoor were contributed to Lamar LP. The value of the Common Units issued was approximately $32.2 million, based on the Company's common stock price on August 12, 2026. The AdSource Outdoor assets include more than 200 billboard displays in one state.

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

None of the securities issued in the transaction, nor any of the securities that may be issuable upon the redemption thereof, have been registered under the Securities Act of 1933, as amended (the “Act”) or any state securities laws, and none of such securities may be offered and sold in the United States absent registration or an applicable exemption from registration. Issuance of the Common Units is exempt from the registration requirements of the Act by virtue of the exemptions provided for in Section 4(a)(2) of the Act and Rule 506(b) of Regulation D promulgated thereunder. Each of the recipients of the Common Units has represented that it is an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D under the Act.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: November 5, 2026	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 5, 2026	BY:	/s/ Jay L. Johnson
Executive Vice President, Chief Financial Officer and Treasurer